Form 10-Q
period 1996-03-31
AMBAC INC /DE/
filed 1996-05-15
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        COMMISSION FILE NUMBER: 1-10777



                                   AMBAC INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                              13-3621676
        (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)

                 ONE STATE STREET PLAZA
                   NEW YORK, NEW YORK                  10004
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)


                                 (212) 668-0340
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               -      -


        As of March 31, 1996, 35,026,355 shares of Common Stock, par value $0.01 per share, (net of 313,837 treasury shares) and -0- shares of Class A Common Stock, par value $0.01 per share, of the Registrant were outstanding.

                          AMBAC INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        PAGE
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - March 31, 1996
           and December 31, 1995........................................  3

           Consolidated Statements of Operations - three months
           ended March 31, 1996 and March 31, 1995......................  4

           Consolidated Statements of Cash Flows - three months
           ended March 31, 1996 and March 31, 1995......................  5

           Notes to Consolidated Financial Statements...................  6

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................  9

PART II  OTHER INFORMATION

Item 5.  Other Information.............................................. 17

Item 6.  Exhibits and Reports on Form  8-K.............................. 17

SIGNATURES.............................................................. 19

INDEX TO EXHIBITS....................................................... 20

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of AMBAC Inc. and Subsidiaries


                          AMBAC Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1996 and December 31, 1995
                            (Dollars in Thousands)


                                                                                March 31, 1996              December 31, 1995
                                                                                --------------              -----------------
                                                                                  (unaudited)
Assets
- - ------

Investments:
    Bonds, at fair value
           (amortized cost of $4,454,699 in 1996 and $4,082,791 in 1995)           $4,492,651                    $4,264,904
    Short-term investments, at cost (approximates fair value)                         196,865                       176,689
                                                                                --------------                --------------
           Total investments                                                        4,689,516                     4,441,593

Cash                                                                                    3,878                        12,167
Securities purchased under agreements to resell                                       172,393                       240,280
Receivable for municipal investment contracts                                           4,717                       204,797
Receivable for securities                                                              29,091                        14,523
Investment income due and accrued                                                      54,318                        56,370
Investment in affiliate                                                                45,646                        45,019
Deferred acquisition costs                                                             85,405                        82,620
Prepaid reinsurance                                                                   158,169                       153,372
Other assets                                                                           69,254                        58,538
                                                                                --------------                --------------
           Total assets                                                            $5,312,387                    $5,309,279
                                                                                 =============                 =============

Liabilities and Stockholders' Equity
- - ------------------------------------

Liabilities:
    Unearned premiums                                                                $920,305                      $903,026
    Losses and loss adjustment expenses                                                58,106                        65,996
    Ceded reinsurance balances payable                                                  5,932                        14,654
    Obligations under municipal investment contracts                                2,318,955                     2,185,746
    Obligations under municipal investment repurchase contracts                       226,017                       241,112
    Deferred income taxes                                                              51,596                       103,697
    Current income taxes                                                               15,567                         5,125
    Debentures                                                                        223,749                       223,732
    Accrued interest payable                                                           35,449                        25,494
    Accounts payable and other liabilities                                             41,536                        44,578
    Payable for securities                                                             59,795                        92,131
                                                                                --------------                --------------
           Total liabilities                                                        3,957,007                     3,905,291
                                                                                --------------                --------------

Stockholders' equity:
    Preferred stock                                                                         -                             -
    Common stock, Class A                                                                   -                             -
    Common stock                                                                          353                           353
    Additional paid-in capital                                                        493,147                       492,495
    Unrealized gains on investments, net of tax                                        17,509                       102,470
    Retained earnings                                                                 858,709                       819,479
    Common stock held in treasury at cost                                             (14,338)                      (10,809)
                                                                                --------------                --------------
           Total stockholders' equity                                               1,355,380                     1,403,988
                                                                                --------------                --------------
           Total liabilities and stockholders' equity                              $5,312,387                    $5,309,279
                                                                                 =============                 =============

See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended March 31, 1996 and 1995
                (Dollars in Thousands Except Common Share Data)


                                                          Three Months Ended
                                                               March 31,
                                                    ------------------------------
                                                        1996              1995
                                                    ------------      ------------
Financial guarantee insurance operations:

  Gross premiums written                                $50,287           $40,196
  Ceded premiums written                                 (9,612)           (3,459)
                                                    ------------      ------------
    Net premiums written                                 40,675            36,737

  Increase in unearned premiums                         (12,482)          (12,520)
                                                    ------------      ------------
    Net premiums earned                                  28,193            24,217

  Net investment income                                  34,827            31,755
  Net realized gains (losses)                             2,356            (4,674)
  Other income                                            1,392             1,561
                                                    ------------      ------------
                                                         66,768            52,859
                                                    ------------      ------------

  Losses and loss adjustment expenses                       810             1,028
  Underwriting and operating expenses                     8,748             8,045
                                                    ------------      ------------
                                                          9,558             9,073
                                                    ------------      ------------

Financial guarantee insurance operating income           57,210            43,786
Financial services operating income                       4,875             1,527
Equity in income of affiliate                               627               226
Interest expense                                         (5,258)           (4,987)
Other income (deductions), net                             (447)             (227)
                                                    ------------      ------------

    Income before income taxes                           57,007            40,325
                                                    ------------      ------------

Income tax expense:
  Current taxes                                          12,974             5,441
  Deferred taxes                                           (520)            1,583
                                                    ------------      ------------
    Total income taxes                                   12,454             7,024
                                                    ------------      ------------

    Net income                                          $44,553           $33,301
                                                    ============      ============
Per share amounts -
    Net income per common share                           $1.27             $0.95
                                                    ============      ============
Weighted average number of
  common shares outstanding                          35,053,910        35,068,591
                                                    ============      ============

See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 For The Periods Ended March 31, 1996 and 1995
                            (Dollars in Thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                --------------------------
                                                                   1996           1995
                                                                ------------   -----------
Cash flows from operating activities:
     Net income                                                     $44,553       $33,301
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                      504         1,663
     Amortization of bond premium and discount                         (228)          309
     Current income taxes payable                                    10,442         5,141
     Deferred income taxes payable                                     (683)        1,878
     Premium balances in course of collection                        (8,852)          329
     Deferred acquisition costs                                      (2,785)       (3,786)
     Unearned premiums, net                                          12,482        12,520
     Losses and loss adjustment expenses                             (7,890)           68
     Ceded reinsurance balances payable                              (8,722)           58
     Accrued interest payable                                         9,955          (525)
     (Gain) loss on sale of investments                              (2,356)        4,872
     Accounts payable and other liabilities                          (3,042)        9,038
     Other, net                                                      (3,846)        4,393
                                                                ------------   -----------
            Net cash provided by operating activities                39,532        69,259
                                                                ------------   -----------

Cash flows from investing activities:
     Proceeds from sales of bonds                                   425,410       771,202
     Proceeds from matured bonds                                    203,810       102,232
     Purchases of bonds                                          (1,040,283)     (904,771)
     Change in short-term investments                               (20,176)      (28,885)
     Securities purchased under agreements to resell                 67,887       (42,877)
     Other, net                                                       6,130        (2,075)
                                                                ------------   -----------
            Net cash used in investing activities                  (357,222)     (105,174)
                                                                ------------   -----------

Cash flows from financing activities:
     Dividends paid                                                  (5,264)       (4,733)
     Proceeds from issuance of municipal investment contracts       530,238       288,965
     Payments for municipal investment contract draws              (212,044)     (225,259)
     Proceeds from sale of treasury stock                             4,693         1,940
     Purchases of treasury stock                                     (8,222)         (231)
                                                                ------------   -----------
            Net cash provided by financing activities               309,401        60,682
                                                                ------------   -----------

Net cash flow                                                        (8,289)       24,767
Cash at beginning of year                                            12,167         4,441
                                                                ------------   -----------
     Cash at March 31                                                $3,878       $29,208
                                                                ============   ===========
Supplemental disclosure of cash flow information
     Cash paid during the year for:
            Income taxes                                             $2,152          $250
                                                                ============   ===========
            Interest expense on debt                                 $7,524        $7,396
                                                                ============   ===========
            Interest expense on municipal investment contracts      $24,843       $28,505
                                                                ============   ===========


See accompanying Notes to Consolidated Financial Statements

AMBAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     AMBAC Inc. (the "Company") is a holding company that provides through its affiliates financial guarantee insurance and financial services to both public and private clients. AMBAC Indemnity Corporation ("AMBAC Indemnity"), the Company's principal operating subsidiary, is a leading insurer of municipal and structured finance obligations. AMBAC Indemnity has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch Investors Service, L.P. AMBAC Inc.'s Financial Services Division provides investment contracts, interest rate swaps and investment advice primarily to states, municipalities and municipal authorities.

          The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of AMBAC Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)   INCOME TAXES

     The effect of temporary differences giving rise to significant portions of the deferred tax liabilities and deferred tax assets as of March 31, 1996 and December 31, 1995, are presented below:


(Dollars in Thousands)                               March 31,      December 31,
                                                       1996             1995
                                                     --------       ------------

Deferred tax liabilities:
    Net unrealized gains on bonds.................   $  6,841        $ 58,258
    Deferred acquisition costs....................     29,892          28,917
    Unearned premiums.............................     24,264          22,167
    Unrealized gain on investment in affiliate....      7,730           7,730
    Investments...................................        684           3,638
    Other.........................................      2,510           2,566
                                                     --------        --------
        Total deferred tax liabilities............     71,921         123,276
                                                     --------        --------

Deferred tax assets:
    Loss reserves.................................     10,506           9,631
    Insurance in force............................      2,786           2,870
    Compensation..................................      2,396           2,672
    Other.........................................      4,637           4,406
                                                     --------        --------
        Total deferred tax assets.................     20,325          19,579

    Valuation allowance...........................          -               -
                                                     --------        --------
        Net deferred tax assets...................     20,325          19,579
                                                     --------        --------
        Total net deferred tax liabilities........   $ 51,596        $103,697
                                                     ========        ========

     The valuation allowance for deferred tax assets did not change during the three months ended March 31, 1996. The Company believes that no valuation allowance is necessary in connection with the deferred tax assets.

     The tax provisions in the accompanying consolidated financial statements reflect effective tax rates differing from the prevailing federal corporate income tax rates. A reconciliation of these differences is as follows:

                                        Three Months Ended  March 31,
                                      ---------------------------------
(Dollars in Thousands)                  1996      %       1995      %
                                      -------   ------  -------    ----
Computed expected tax expense
  at statutory rate.................. $19,952    35.0%  $14,114    35.0%

Increases (reductions) in expected
  tax resulting from :
     Tax-Exempt interest.............  (7,012)  (12.3)   (6,940)  (17.2)
     Other, net......................    (486)   (0.9)     (150)   (0.4)
                                      -------   ------  -------    ----
                                      $12,454    21.8%  $ 7,024    17.4%
                                      =======   ======  =======    ====

(3)  SUBSEQUENT EVENT

     On May 6, 1996, the Company sold its 4,159,505 shares of HCIA common stock, including 2,378,672 shares which had been previously transferred via extraordinary dividend from AMBAC Indemnity to the Company, in a secondary public offering yielding net proceeds to the Company of $202.6 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of AMBAC Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three months ended March 31, 1996 and 1995, and its financial condition as of March 31, 1996 and December 31, 1995. These results are presented for the Company's two business segments: Financial Guarantee Insurance and Financial Services.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED MARCH 31, 1995

     OVERVIEW

     The Company's net income for the three months ended March 31, 1996 was $44.6 million or $1.27 per common share, an increase of 34% from $33.3 million or $0.95 per common share in the three months ended March 31, 1995. The increase in net income for the quarter over the comparable prior period was the result of higher financial guarantee insurance operating income resulting from the continued growth in net premiums earned from the underlying book of business, higher net investment income and realized gains on sales of investments, as well as higher financial services operating income.

     FINANCIAL GUARANTEE INSURANCE

     The Company provides financial guarantee insurance through its principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), which is a leading insurer of municipal and structured finance transactions. Financial guarantee insurance operating income for the three months ended March 31, 1996 was $57.2 million, an increase of 31% from $43.8 million in the three months ended March 31, 1995. The increase was primarily the result of increased premiums earned from the underlying book of business, increased investment income, and realized gains on sales of investments, partially offset by higher underwriting and operating expenses in the period.

     AMBAC Indemnity insured $6.4 billion in par value bonds during the three months ended March 31, 1996, an increase of 16% from $5.5 billion in the three months ended March 31, 1995. Par value written for the first quarter of 1996 was comprised of $4.6 billion from municipal bond insurance and $1.8 billion from structured finance insurance, versus $4.1 billion and $1.4 billion, respectively, in the first quarter of 1995. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 36% to $39.1 billion during the three months ended March 31, 1996 from $28.7 billion in the three months ended March 31, 1995. During the three months ended March 31, 1996, the insured portion of the new issue municipal bond market increased to 47.9% from 29.5% for the three months ended March 31, 1995, reflecting increased demand for insured bonds. During the three months ended March 31, 1996, AMBAC Indemnity's share of the long-term insured new issue municipal bond market, based on gross par amount of insurance written and stated as a percentage of total insured new issue municipal bonds, was approximately 25%, as compared to approximately 26% during the three months ended March 31, 1995. (Market size amounts, insured

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


percentage and market share percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

     Gross premiums written for the three months ended March 31, 1996 were $50.3 million, an increase of 25% from $40.2 million in the three months ended March 31, 1995. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                        Three Months Ended March 31,
                                       -----------------------------
(Dollars in Millions)                   1996     %      1995     %
                                       ------  -----   ------  -----
Municipal premiums:
  Up-front policies:
    New issue.........................  $29.2   58%     $24.0   60%
    Secondary market..................    4.8    9       10.1   25
                                       ------  ---     ------  ---
      Sub-total up-front..............   34.0   67       34.1   85
                                       ------  ---     ------  ---

  Installment policies:
    Annual policies...................    1.4    3        0.6    1
    Portfolio products................    1.0    2        1.5    4
                                       ------  ---     ------  ---
      Sub-total installment...........    2.4    5        2.1    5
                                       ------  ---     ------  ---
        Total municipal premiums......   36.4   72       36.2   90
                                       ------  ---     ------  ---

Structured finance premiums:
    Up-front..........................   12.4   25        3.4    8
    Installment.......................    1.5    3        0.6    2
                                       ------  ---     ------  ---
      Total structured finance
       premiums.......................   13.9   28        4.0   10
                                       ------  ---     ------  ---
Total gross premiums..................  $50.3  100%     $40.2  100%
                                       ======  ===     ======  ===

     While most of AMBAC Indemnity's premiums written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the first quarter of 1996 was $7.6 million, an increase of 111% from $3.6 million in the first quarter of 1995. The aggregate present value of estimated future installment premiums was $115.5 million and $110.0 million as of March 31, 1996 and December 31, 1995, respectively. Adjusted gross premiums, which represent up-front premiums written plus the present value of estimated future installment premiums written in the period, in the first quarter of 1996 were $57.9 million, up 32% from $43.8 million in the first quarter of 1995.

     Ceded premiums written for the first quarter of 1996 were $9.6 million, versus $3.5 million in the first quarter of 1995. The increase reflects higher premiums ceded under facultative reinsurance agreements primarily related to structured finance transactions written in the first quarter of 1996.

     Net premiums written for the three months ended March 31, 1996 were $40.7 million, an increase of 11% from $36.7 million in the three months ended March 31, 1995. The increase reflects higher gross premiums written, partially offset by higher ceded premiums in the three months ended March 31, 1996.

     Net premiums earned during the three months ended March 31, 1996 were $28.2 million, an increase of 17% from $24.2 million in the three months ended March 31, 1995. The increase was primarily the result of increased premiums earned from the underlying book of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


business and a slight increase in premiums earned from refundings, calls and other accelerations in the three months ended March 31, 1996.

     Net premiums earned for the three months ended March 31, 1996 included $4.3 million (which had a net income per common share effect of $0.07) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended March 31, 1995 included $3.5 million (which had a net income per common share effect of $0.06) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended March 31, 1996 were $23.9 million, an increase of 15% from $20.7 million in the three months ended March 31, 1995. This increase was due to the growth in unearned premiums from premium writings in prior periods, partially offset by the continuing decline of net premiums earned from unit investment trusts and mutual funds policies. Net premiums earned from unit investment trusts and mutual funds policies decreased 29% to $1.0 million in the three months ended March 31, 1996 from $1.4 million in the three months ended March 31, 1995.

     Net investment income for the three months ended March 31, 1996 was $34.8 million, an increase of 9% from $31.8 million in the three months ended March 31, 1995. The increase was primarily attributable to the growth of the investment portfolio partially offset by a slightly lower investment yield in the first quarter of 1996. AMBAC Indemnity's investments in tax-exempt securities amounted to 69% of the total market value of its portfolio as of March 31, 1996, versus 78% at March 31, 1995. The average pre-tax yield-to-maturity on the financial guarantee insurance investment portfolio was 6.41% and 6.57% as of March 31, 1996 and 1995, respectively.

     AMBAC Indemnity's net realized gains for the three months ended March 31, 1996 were $2.4 million, versus net realized losses of ($4.7) million in the three months ended March 31, 1995.

     Losses and loss adjustment expenses for the three months ended March 31, 1996 were $0.8 million, versus $1.0 million in the three months ended March 31, 1995. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured in each period, and are accrued as related premiums are earned. Losses and loss adjustment expenses, exclusive of salvage recognized, were $0.9 million and $1.0 million for the three months ended March 31, 1996 and 1995, respectively. Salvage recognized amounted to $0.1 million and $0 for the three month periods ended March 31, 1996 and 1995, respectively.

     Underwriting and operating expenses for the first quarter of 1996 were $8.7 million, an increase of 9% from $8.0 million in the first quarter of 1995 primarily due to higher amortization of previously deferred acquisition costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 1996, AMBAC Indemnity's gross underwriting and operating

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


expenses were $12.7 million, essentially unchanged from the comparable period in 1995. Underwriting and operating expenses deferred were $7.0 million and $6.7 million for the three months ended March 31, 1996 and 1995, respectively. Reinsurance commissions which relate to the current period were ($0.3) million and $0 million for the three months ended March 31, 1996 and 1995, respectively. The amortization of previously deferred expenses and reinsurance commissions was $2.8 million and $2.0 million for the three months ended March 31, 1996 and 1995, respectively.

     FINANCIAL SERVICES

     The Company's financial services, which it provides through its financial services subsidiaries include municipal investment contracts, municipal interest rate swaps and investment management. Financial services operating income for the three months ended March 31, 1996 was $4.9 million, versus $1.5 million in the three months ended March 31, 1995. The increase was primarily due to the recognition of $3.4 million in net unrealized mark-to-market gains in the Company's portfolio of municipal interest rate swaps following diminished market fears of broad based tax reform. Including realized gains and losses, total financial services revenues for the three months ended March 31, 1996 were $7.0 million versus $3.4 million in 1995. Financial services expenses for the three months ended March 31, 1996, were $2.1 million versus $1.9 million in the three months ended March 31, 1995. The increase was primarily due to costs related to the new investment management subsidiary.

     CORPORATE ITEMS

     Equity in income of affiliate represents the Company's share of income from HCIA Inc., its 46.3%-owned health care information content affiliate. Equity in income of affiliate for the first quarter of 1996 was $0.6 million versus $0.2 million for the first quarter of 1995. As discussed below under "Part II, Item
5. - Other Information," on May 6, 1996, the Company sold all of its shares of common stock of HCIA Inc.

     Interest expense for the three months ended March 31, 1996 was $5.3 million, an increase of 6% from $5.0 million in the three months ended March 31, 1995, primarily due to higher commitment fees for credit facilities. Other income (deductions), net, includes investment income and operating expenses of the parent company, AMBAC Inc.

     Income taxes for the three months ended March 31, 1996 were at an effective rate of 21.8%, versus 17.4% in the three months ended March 31, 1995. The increase is primarily the result of realized gains from sales of investments, an increase in financial services operating income and an increase in taxable investment income.

     SUPPLEMENTAL ANALYTICAL FINANCIAL DATA

     Core earnings, which the Company reports as analytical data, exclude the effect on consolidated net income from net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings is not a substitute for net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), but is an important measure used by management, equity analysts and investors to measure the financial results of the Company. For the three months ended March 31, 1996, core

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


earnings were $40.6 million, an increase of 18% from $34.5 million for the three months ended March 31, 1995. The increase in core earnings was primarily due to the continued growth in net premiums earned and net investment income from financial guarantee insurance operations, as well as increased operating income from its financial services division. The definition of core earnings used by the Company may differ from definitions of core earnings used by other public financial guarantors and should be considered in such context.

     Operating earnings for the first quarter of 1996 were $43.0 million, an increase of 18% from $36.5 million in the first quarter of 1995. Operating earnings is defined as net income, less the effect of net realized gains and losses and certain non-recurring items and is not a substitute for net income computed in accordance with GAAP.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 1996 and 1995:


(Dollars in Millions)                     1996/(1)/      1995/(1)/
                                          ---------      ---------

Net Income............................... $   44.6       $   33.3
Net realized (gains)/losses, after tax...     (1.5)           3.2
                                          --------       --------
   Operating earnings....................     43.0           36.5

Premiums earned from refundings,
 calls and other accelerations,
 after tax...............................     (2.4)          (2.0)
                                          --------       --------
      Core earnings...................... $   40.6       $   34.5
                                          ========       ========

/(1)/ Numbers may not add due to rounding.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon AMBAC Indemnity's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, AMBAC Indemnity may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. As of December 31, 1995, the maximum amount available during 1996 under Wisconsin's insurance laws and regulations for payment of dividends to the Company by AMBAC Indemnity without prior approval of regulatory authorities was approximately $86 million. On April 30, 1996, however, AMBAC Indemnity, with the approval of the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner"), transferred its 2,378,672 shares of HCIA to the Company, in the form of an extraordinary dividend, at fair value. As a result of such dividend, any dividends paid by AMBAC Indemnity to the Company for the twelve months following April 30, 1996, will require pre-approval from the Wisconsin Commissioner. However, the Wisconsin Commissioner has stated to AMBAC Indemnity management that, based on AMBAC Indemnity's financial position as of the date of the Wisconsin Commissioner's approval of the extraordinary dividend, it anticipates that quarterly dividend payments for the balance of 1996 similar to those made during 1995 will not be disapproved. During the three months ended March 31, 1996, AMBAC Indemnity paid dividends to the Company totaling $10 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The holding company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Based on the amount of dividends that AMBAC Indemnity expects to pay during 1996 with the anticipated prior approval of regulatory authorities along with the proceeds from its sale of HCIA common stock (discussed in more detail below under "Part II, Item 5. - Other Information") the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its dividend policy. Beyond the next twelve months, AMBAC Indemnity's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no assurance can be given that AMBAC Indemnity will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and dividends on its Common Stock.

     The principal uses of AMBAC Indemnity's liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that AMBAC Indemnity's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of AMBAC Indemnity's liquidity are gross premiums written, scheduled investment maturities and net investment income. Premiums for AMBAC Indemnity's financial guarantee insurance policies are, in most cases, payable in full at the outset of the term of the policy even though premiums are earned over the life of such policies for financial accounting purposes.

     The principal uses of liquidity by the Company's financial services subsidiaries are the payment of municipal investment contract obligations pursuant to defined terms, obligations under municipal interest rate swaps, operating expenses and income taxes. The Company believes that its financial services operating liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of financial services liquidity are proceeds from issuance of municipal investment contracts, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the municipal investment contracts, and receipts from municipal interest rate swaps. The Company's investment objective with respect to municipal investment contracts is to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets and maintaining cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     As of March 31, 1996, the Company and AMBAC Indemnity had a three-year revolving credit facility with two major international banks, as co-agents, for $100 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of March 31, 1996 and 1995, no amounts were outstanding under this credit facility or its predecessor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     AMBAC Indemnity has an agreement with another major international bank, as agent, for a $300 million credit facility, expiring in 2002. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to AMBAC Indemnity in the event claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of March 31, 1996 and 1995, no amounts were outstanding under this line.

     During the three months ended March 31, 1996, the Company acquired 171,000 treasury shares in the open market under its existing stock repurchase program.

     Adjusted Book Value ("ABV") is used by management, equity analysts and investors as a measure of the company's intrinsic value, with no benefit given for ongoing business activity. ABV per common share remained relatively flat at $56.34 at March 31, 1996 compared to $56.47 at December 31, 1995. Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax effect of: (i) balance sheet items where revenue has been collected and deferred or an expense has been incurred and deferred, which will be recognized in income with the passage of time; (ii) material off-balance sheet assets and liabilities; and (iii) material mark-to-market adjustments to assets and liabilities recorded on the balance sheet using an accounting policy which differs materially from market value. While the concept of ABV is not promulgated under GAAP, management believes equity analysts and investors nonetheless view it as a conservative, relevant and helpful measure in evaluating the intrinsic value and performance of the Company. The definition of ABV used by the Company differs from definitions of ABV used by other public financial guarantors, and should be considered in such context. The adjustments described above will not be realized until future periods and may materially differ from the amounts used in determining ABV.


     Following is a reconciliation from Book Value Per Share to Adjusted Book Value Per Share as of March 31, 1996 and December 31, 1995:

                                           March 31,     December 31,
                                              1996           1995
                                           ---------     ------------

Book value per share.....................    $38.70         $40.04
After-tax value of:
    Net unearned premium reserve.........     14.13          13.89
    Deferred acquisition costs...........     (1.60)         (1.54)
    Present value of installment
     premiums............................      2.14           2.05
    Unrealized gain on investment in
     HCIA................................      2.77           2.77
    Unrealized gain (loss) on
     investment contract liabilities.....      0.20          (0.74)
                                             ------         ------
Adjusted book value per share............    $56.34         $56.47
                                             ======         ======


     As of March 31, 1996, the fair value of the Company's consolidated investment portfolio was $4.69 billion, an increase of 6% from $4.44 billion at December 31, 1995. The increase was primarily due to the growth of the Company's financial guarantee insurance and financial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


services operations, partially offset by a decline in market value of the Company's bond portfolio resulting from the increase in interest rates during the three months ended March 31, 1996.

     Net cash provided by operating activities was $39.5 million and $69.3 million during the three months ended March 31, 1996 and 1995, respectively. These cash flows were primarily provided by the financial guarantee insurance operations.

     Net cash provided by financing activities was $309.4 million and $60.7 million during the three months ended March 31, 1996 and 1995, respectively. This activity included $318.2 million and $63.7 million, respectively, in municipal investment contracts issued (net of draws paid).

     The total cash provided by operating and financing activities was $348.9 million and $130.0 million during the three months ended March 31, 1996 and 1995, respectively. From these totals, $357.2 million and $105.2 million, was used in investing activities, principally purchases of bonds, offset by proceeds from sales and maturities of bonds, during the three months ended March 31, 1996 and 1995, respectively.

     The Company has made no commitments for material capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

     In the normal course of business, the Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. In addition, the Company's financial services subsidiaries include a dealer of interest rate swaps primarily to states, municipalities, municipal authorities and other entities in connection with their financings. The subsidiary manages its interest rate swap business with the goal of being market neutral to changes in overall interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt and floating taxable interest rates. If actual or projected floating tax-exempt interest rates rise in relation to floating taxable interest rates, the subsidiary will experience an unrealized mark-to-market loss. Conversely, if actual or projected floating tax-exempt interest rates decline in relation to floating taxable interest rates, the subsidiary will experience an unrealized mark-to-market gain. Additionally, in the ordinary course of business, the Company manages a variety of other risks - principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

PART II -- OTHER INFORMATION


     Items 1, 2, 3 and 4 are omitted either because they are inapplicable or because the answer to such question is negative.

ITEM 5 - OTHER INFORMATION

     On May 6, 1996, the Company completed its secondary public offering of all of its 4,159,505 shares of HCIA common stock at $51.00 per share. The offering resulted in net proceeds (pre-tax) to the Company of $202.6 million. The Company intends to use the net after-tax proceeds from the sale for general corporate purposes, which may include investment in the Company's subsidiaries, repurchase of the Company's common stock and other business and investment opportunities.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING ARE ANNEXED AS EXHIBITS:

         EXHIBIT
         NUMBER                                 DESCRIPTION
         -------                                -----------

          10.16 AMBAC Inc. specimen stock certificate, amended as of February 14, 1996.

          11.00              Statement re computation of per share earnings.

          27.00              Financial Data Schedule.

          99.03 AMBAC Indemnity Corporation and Subsidiaries (a wholly owned subsidiary of AMBAC Inc.) Consolidated Unaudited Financial Statements as of March 31, 1996 and December 31, 1995 and for the periods ended March 31, 1996 and 1995.

(B)  REPORTS ON FORM 8-K

          On February 2, 1996, the Company filed a Current Report on Form 8-K
                                                                     --------
with its January 31, 1996 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1995 and the year ended December 31, 1995. On February 28, 1996, the Company filed a Current Report on Form 8-K containing its Stockholder Rights Plan, which
                          --------
was adopted by the Company's Board of Directors on January 31, 1996, and the amended by-laws of AMBAC Inc., dated January 31, 1996. On March 14, 1996, the Company filed a Current Report on Form 8-K, and on March 15, 1996, the Company
                                  --------
filed a First Amendment to such Current Report on Form 8-K/A, containing its
                                                  ----------
consolidated financial statements (with independent auditors' report thereon) as of December 31, 1995 and 1994, and the consolidated financial statements (with independent auditors' report thereon) of AMBAC Indemnity Corporation and Subsidiaries as of December 31, 1995 and 1994. The filing of these Current Reports on Form 8-K and Form 8-K/A were previously noted in the Company's Annual
           --------     ----------
Report on Form 10-K for the fiscal year ended December 31, 1995, which was filed
          ---------
on April 1, 1996.

                              SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    AMBAC INC.
                                    (REGISTRANT)



DATED:   MAY 15, 1996               BY: /s/ Frank J. Bivona
                                       ------------------------------------
                                       FRANK J. BIVONA
                                       SENIOR VICE PRESIDENT, CHIEF
                                       FINANCIAL OFFICER AND TREASURER
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER AND DULY AUTHORIZED OFFICER)

                               INDEX TO EXHIBITS

           EXHIBIT
           NUMBER                               DESCRIPTION
           -------                              -----------

           10.16 AMBAC Inc. specimen stock certificate, amended as of February 14, 1996.

           11.00             Statement re computation of per share earnings.

           27.00             Financial Data Schedule.

           99.03 AMBAC Indemnity Corporation and Subsidiaries (a wholly owned subsidiary of AMBAC Inc.) Consolidated Unaudited Financial Statements as of March 31, 1996 and December 31, 1995 and for the periods ended March 31, 1996 and 1995.