Form 10-Q
period 1996-06-30
AMBAC INC /DE/
filed 1996-08-14
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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




        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No__
                                               -


        As of June 30, 1996, 34,839,706 shares of Common Stock, par value $0.01 per share, (net of 500,486 treasury shares) and -0- shares of Class A Common Stock, par value $0.01 per share, of the Registrant were outstanding.

                          AMBAC INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                        PAGE
                                                                        ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets - June 30, 1996
           and December 31, 1995.......................................   3

           Consolidated Statements of Operations - three months and
           six months ended June 30, 1996 and June 30, 1995............   4

           Consolidated Statements of Cash Flows - six months
           ended June 30, 1996 and June 30, 1995.......................   5

           Notes to Consolidated Financial Statements..................   6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   9

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a  Vote of Security Holders..........  21

Item 5.  Other Information.............................................  21

Item 6.  Exhibits......................................................  22

SIGNATURES.............................................................  23

INDEX TO EXHIBITS......................................................  24

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of AMBAC Inc. and Subsidiaries

                          AMBAC Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1996 and December 31, 1995
                            (Dollars in Thousands)

                                                         June 30, 1996   December 31, 1995
                                                         -------------   -----------------
                                                          (unaudited)
Assets
- ------

Investments:
  Bonds, at fair value
    (amortized cost of $4,782,496 in 1996 and
    $4,082,791 in 1995)                                    $4,814,547       $4,264,904
Short-term investments, at cost (approximates fair value)     230,975          176,689
                                                           ----------       ----------
    Total investments                                       5,045,522        4,441,593

Cash                                                            5,386           12,167
Securities purchased under agreements to resell               148,586          240,280
Receivable for municipal investment contracts                  47,968          204,797
Receivable for securities                                      65,688           14,523
Investment income due and accrued                              62,684           56,370
Investment in affiliate                                           -             45,019
Deferred acquisition costs                                     88,107           82,620
Prepaid reinsurance                                           162,166          153,372
Other assets                                                   64,835           58,538
                                                           ----------       ----------
    Total assets                                           $5,690,942       $5,309,279
                                                           ==========       ==========

Liabilities and Stockholders' Equity
- ------------------------------------

Liabilities:
  Unearned premiums                                          $932,935         $903,026
  Losses and loss adjustment expenses                          59,429           65,996
  Ceded reinsurance balances payable                            6,765           14,654
  Obligations under municipal investment contracts          2,382,653        2,185,746
  Obligations under municipal investment
    repurchase contracts                                      302,939          241,112
  Deferred income taxes                                        42,969          103,697
  Current income taxes                                         60,874            5,125
  Debentures                                                  223,765          223,732
  Accrued interest payable                                     29,300           25,494
  Accounts payable and other liabilities                       47,121           44,578
  Payable for securities                                      129,988           92,131
                                                           ----------       ----------
    Total liabilities                                       4,218,738        3,905,291
                                                           ----------      -----------

Stockholders' equity:
  Preferred stock                                                 -                -
  Common stock, Class A                                           -                -
  Common stock                                                    353              353
  Additional paid-in capital                                  493,501          492,495
  Unrealized gains on investments, net of tax                  12,918          102,470
  Retained earnings                                           989,431          819,479
  Common stock held in treasury at cost                       (23,999)         (10,809)
                                                           ----------       ----------
         Total stockholders' equity                         1,472,204        1,403,988
                                                           ----------       ----------
         Total liabilities and stockholders' equity        $5,690,942       $5,309,279
                                                           ==========       ==========

  See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended June 30, 1996 and 1995
                (Dollars in Thousands Except Common Share Data)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30                             June 30,
                                                ----------------------------        ----------------------------
                                                    1996              1995              1996              1995
                                                ----------------------------        ----------------------------
Financial guarantee insurance operations:

  Gross premiums written                           $58,115           $36,402          $108,402           $76,598
  Ceded premiums written                            (9,836)            6,514           (19,448)            3,055
                                                ----------        ----------        ----------        ----------
    Net premiums written                            48,279            42,916            88,954            79,653

  Increase in unearned premiums                     (8,634)          (15,069)          (21,116)          (27,589)
                                                ----------        ----------        ----------        ----------
    Net premiums earned                             39,645            27,847            67,838            52,064

  Net investment income                             35,498            32,292            70,325            64,047
  Net realized losses                              (22,100)           (2,202)          (19,744)           (6,876)
  Other income                                       2,236             1,628             3,628             3,189
                                                ----------        ----------        ----------        ----------
    Total financial guarantee revenues              55,279            59,565           122,047           112,424
                                                ----------        ----------        ----------        ----------

  Losses and loss adjustment expenses                1,700               341             2,510             1,369
  Underwriting and operating expenses               10,351             9,130            19,099            17,175
                                                ----------        ----------        ----------        ----------
    Total financial guarantee expenses              12,051             9,471            21,609            18,544
                                                ----------        ----------        ----------        ----------

Financial guarantee insurance operating income      43,228            50,094           100,438            93,880
Financial services operating income (loss)           2,737              (752)            7,612               775
Equity in income of affiliate                          -               1,867               627             2,093
Interest expense                                    (5,167)           (5,221)          (10,425)          (10,208)
Other income (deductions), net                       1,366              (209)              919              (436)
Other net realized gains                           155,613               -             155,613               -
                                                ----------        ----------        ----------        ----------

    Income before income taxes                     197,777            45,779           254,784            86,104
                                                ----------        ----------        ----------        ----------

Income tax expense:
  Current taxes                                     66,939             5,789            79,913            11,230
  Deferred taxes                                    (5,109)            3,005            (5,629)            4,588
                                                ----------        ----------        ----------        ----------
    Total income taxes                              61,830             8,794            74,284            15,818
                                                ----------        ----------        ----------        ----------

    Net income                                    $135,947           $36,985          $180,500           $70,286
                                                ==========        ==========        ==========        ==========

Per share amounts -
    Net income per common share                      $3.89             $1.05             $5.16             $2.00
                                                ==========        ==========        ==========        ==========

Weighted average number of
  common shares outstanding                     34,915,449        35,091,221        34,984,680        35,090,641
                                                ==========        ==========        ==========        ==========

See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 For The Periods Ended June 30, 1996 and 1995
                            (Dollars in Thousands)

                                                                Six Months Ended
                                                                     June 30,
                                                            ----------------------------
                                                               1996              1995
                                                            ----------        ----------
Cash flows from operating activities:
  Net income                                                  $180,500           $70,286
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                  1,077             3,726
  Amortization of bond premium and discount                       (453)              321
  Current income taxes payable                                  55,749             2,758
  Deferred income taxes payable                                 (5,756)            4,857
  Deferred acquisition costs                                    (5,487)           (9,366)
  Unearned premiums, net                                        21,115            27,590
  Losses and loss adjustment expenses                           (6,567)               45
  Ceded reinsurance balances payable                            (7,889)             (422)
  Accrued interest payable                                       3,806             2,357
  (Gain) loss on sale of investments                          (135,850)            7,058
  Other, net                                                   (15,954)          (16,352)
                                                            ----------        ----------
    Net cash provided by operating activities                   84,291            92,858
                                                            ----------        ----------

Cash flows from investing activities:
  Proceeds from sales of bonds                                 815,183         1,330,441
  Proceeds from matured bonds                                  444,344           266,957
  Purchases of bonds                                        (1,985,878)       (1,829,763)
  Change in short-term investments                             (54,286)           46,622
  Securities purchased under agreements to resell               91,694            (9,392)
  Proceeds from sale of affiliate                              202,609               -
  Other, net                                                     3,389            (5,010)
                                                            ----------        ----------
    Net cash used in investing activities                     (482,945)         (200,145)
                                                            ----------        ----------

Cash flows from financing activities:
  Dividends paid                                               (10,500)           (9,470)
  Proceeds from issuance of municipal investment contracts     938,111           643,853
  Payments for municipal investment contract draws            (522,548)         (526,833)
  Proceeds from sale of treasury stock                           7,701             3,331
  Purchases of treasury stock                                  (20,891)             (734)
                                                            ----------        ----------
         Net cash provided by financing activities             391,873           110,147
                                                            ----------        ----------

Net cash flow                                                   (6,781)            2,860
Cash at beginning of year                                       12,167             4,441
                                                            ----------        ----------
  Cash at June 30                                               $5,386            $7,301
                                                            ==========        ==========

Supplemental disclosure of cash flow information
  Cash paid during the year for:
    Income taxes                                               $23,392            $8,250
                                                            ==========        ==========
    Interest expense on debt                                   $10,846           $10,583
                                                            ==========        ==========
    Interest expense on municipal investment contracts         $68,493           $58,558
                                                            ==========        ==========

    See accompanying Notes to Consolidated Financial Statements

AMBAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     AMBAC Inc. (the "Company") is a holding company that provides through its affiliates financial guarantee insurance and financial services to clients in both the public and private sectors. AMBAC Indemnity Corporation ("AMBAC Indemnity"), the Company's principal operating subsidiary, is a leading insurer of municipal and structured finance obligations. AMBAC Indemnity has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group and Fitch Investors Service, L.P. AMBAC Inc.'s Financial Services Division provides investment contracts, interest rate swaps and investment management principally to states, municipalities and municipal authorities.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 1996, may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of AMBAC Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996, (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 1996, which was filed with the Commission on May 15, 1996, and (iii) the Company's Current Report on Form 8-K dated January 31, 1996, which was filed on February 28, 1996.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)  INCOME TAXES

     The effect of temporary differences giving rise to significant portions of the deferred tax liabilities and deferred tax assets as of June 30, 1996 and December 31, 1995, are presented below:


(Dollars in Thousands)                         June 30, 1996   December 31, 1995
                                               -------------   -----------------
Deferred tax liabilities:
     Net unrealized gains on bonds.............    $ 3,286         $ 58,258
     Deferred acquisition costs................     30,837           28,917
     Unearned premiums.........................     25,609           22,167
     Unrealized gain on investment in affiliate        -              7,730
     Investments...............................      1,530            3,638
     Other.....................................      1,767            2,566
                                                   -------         --------
           Total deferred tax..................     63,029          123,276
                                                   -------         --------

Deferred tax assets:
     Loss reserves.............................     11,096            9,631
     Insurance in force........................      2,702            2,870
     Compensation..............................      2,507            2,672
     Other.....................................      3,755            4,406
                                                   -------         --------
           Total deferred tax assets...........     20,060           19,579

     Valuation allowance.......................        -                -
                                                   -------         --------
           Net deferred tax assets.............     20,060           19,579
                                                   -------         --------
           Total net deferred tax liabilities..    $42,969         $103,697
                                                   =======         ========

     The valuation allowance for deferred tax assets did not change during the six months ended June 30, 1996. The Company believes that no valuation allowance is necessary in connection with the deferred tax assets.

     The tax provisions in the accompanying consolidated financial statements reflect effective tax rates differing from the prevailing federal corporate income tax rates. A reconciliation of these differences is as follows:

                                          Three Months Ended  June 30,
                                       ---------------------------------
(Dollars in Thousands)                   1996      %      1995       %
                                       -------    ----   -------   -----
Computed expected tax expense
     at statutory rate...............  $69,222    35.0%  $16,023    35.0%
Increases (reductions) in expected
     tax resulting from:
           Tax-Exempt interest.......   (7,413)   (3.7)   (7,242)  (15.8)
           Other, net................       21       -        13       -
                                       -------    ----   -------   -----
                                       $61,830    31.3%  $ 8,794    19.2%
                                       =======    ====   =======   =====

                                           Six Months Ended  June 30,
                                      -----------------------------------
(Dollars in Thousands)                  1996       %       1995       %
                                      --------    ----   --------   -----
Computed expected tax expense
     at statutory rate............... $ 89,174    35.0%  $ 30,136    35.0%
Increases (reductions) in expected
     tax resulting from:
            Tax-Exempt interest......  (14,425)   (5.7)   (14,182)  (16.5)
            Other, net...............     (465)   (0.1)      (136)   (0.1)
                                      --------    ----   --------   -----
                                      $ 74,284    29.2%  $ 15,818    18.4%
                                      ========    ====   ========   =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of AMBAC Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and six month periods ended June 30, 1996 and 1995, and its financial condition as of June 30, 1996 and December 31, 1995. These results are presented for the Company's two business segments: Financial Guarantee Insurance and Financial Services.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

     OVERVIEW

     The Company's net income for the three months ended June 30, 1996 was $135.9 million or $3.89 per common share, an increase of 267% from $37.0 million or $1.05 per common share in the three months ended June 30, 1995. The increase in net income for the quarter over the comparable prior period was primarily the result of the net realized gain of $155.6 million from the Company's sale of its affiliate, HCIA Inc. This gain was partially offset by realized losses on sales of securities in its investment portfolio of $22.1 million. The net effect of these actions was a net realized gain of $133.5 million, which had a net income per common share effect of $2.47. The increase in net income also resulted from increased premiums earned, higher investment income and higher financial services operating income, partially offset by higher expenses.

     FINANCIAL GUARANTEE INSURANCE

     The Company provides financial guarantee insurance through its principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), which is a leading insurer of municipal and structured finance transactions. Financial guarantee insurance operating income for the three months ended June 30, 1996 was $43.2 million, a decrease of 14% from $50.1 million in the three months ended June 30, 1995. The decrease was primarily the result of increased net realized losses on sales of investments and higher expenses, partially offset by increased premiums earned and increased investment income.

     AMBAC Indemnity insured $9.2 billion in par value bonds during the three months ended June 30, 1996, an increase of 104% from $4.5 billion in the three months ended June 30, 1995. Par value written for the second quarter of 1996 comprised $7.1 billion from municipal bond insurance and $2.1 billion from structured finance insurance, versus $4.0 billion and $0.5 billion, respectively, in the second quarter of 1995. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 15% to $47.3 billion during the three months ended June 30, 1996 from $41.3 billion in the three months ended June 30, 1995. During the three months ended June 30, 1996, the insured portion of the new issue municipal bond market increased to 50.4% from 45.1% for the three months ended June 30, 1995, reflecting increased demand for insured bonds. During the three months ended June 30, 1996, AMBAC Indemnity's share of the long-term insured new issue municipal bond market, based on gross par amount of insurance written and stated as a percentage of total insured new issue municipal bonds, was approximately 27%, as compared to approximately 24% during the three months ended June 30, 1995. (Market size amounts; insured percentage and market share percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gross premiums written for the three months ended June 30, 1996 were $58.1 million, an increase of 60% from $36.4 million in the three months ended June 30, 1995. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                               Three Months Ended June 30,
                                           ----------------------------------
(Dollars in Millions)                       1996      %          1995      %
                                           -----     ---        -----     ---
Municipal premiums:
  Up-front policies:

    New issue............................  $47.0      81%       $21.4      59%
    Secondary market.....................    2.5       4          6.4      17
                                           -----     ---        -----     ---
      Sub-total up-front.................   49.5      85         27.8      76
                                           -----     ---        -----     ---
  Installment policies:
    Annual policies......................    2.5       4          3.0       8
    Portfolio products...................    1.0       2          1.4       4
                                           -----     ---        -----     ---
      Sub-total installment..............    3.5       6          4.4      12
                                           -----     ---        -----     ---
        Total municipal premiums.........   53.0      91         32.2      88
                                           -----     ---        -----     ---
Structured finance premiums:
    Up-front.............................    2.7       5          3.5      10
    Installment..........................    2.4       4          0.7       2
                                           -----     ---        -----     ---
        Total structured finance premiums    5.1       9          4.2      12
                                           -----     ---        -----     ---
Total gross premiums.....................  $58.1     100%       $36.4     100%
                                           =====     ===        =====     ===

     While most of AMBAC Indemnity's premiums written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the second quarter of 1996 was $22.0 million, an increase of 93% from $11.4 million in the second quarter of 1995. The net aggregate present value of estimated future installment premiums was $128.0 million and $110.0 million as of June 30, 1996 and December 31, 1995, respectively. Adjusted gross premiums, which represent up-front premiums written plus the present value of estimated future installment premiums written in the period, were $74.1 million in the second quarter of 1996, up 74% from $42.7 million in the second quarter of 1995.

     Ceded premiums written for the second quarter of 1996 were $9.8 million, versus ($6.5) million in the second quarter of 1995. Ceded premiums written in the second quarter of 1995 included the collection of $18.1 million in return premiums from the cancellation of reinsurance contracts. Excluding such return premiums, ceded premiums written in the second quarter of 1996 decreased by 16% compared to the second quarter of 1995. The decrease reflects lower premiums ceded under facultative reinsurance agreements in the second quarter of 1996.

     Net premiums written for the three months ended June 30, 1996 were $48.3 million, an increase of 13% from $42.9 million in the three months ended June 30, 1995. The increase in net premiums written in the second quarter of 1996 over the comparable prior period is less significant than the increase in gross premiums written. This is because net premiums written in the second quarter of 1995 reflect return premiums from the cancellation of reinsurance contracts in that period.

     Net premiums earned during the three months ended June 30, 1996 were $39.6 million, an increase of 42% from $27.8 million in the three months ended June 30, 1995. The increase was primarily the result of increased premiums earned from refundings and calls in the second quarter of 1996 and growth in premiums earned from the underlying book of business during the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Net premiums earned for the three months ended June 30, 1996 included $13.8 million (which had a net income per common share effect of $0.22) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended June 30, 1995 included $5.4 million (which had a net income per common share effect of $0.08) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended June 30, 1996 were $25.8 million, an increase of 15% from $22.5 million in the three months ended June 30, 1995.

     Net investment income for the three months ended June 30, 1996 was $35.5 million, an increase of 10% from $32.3 million in the three months ended June 30, 1995. The increase was primarily attributable to the growth of the investment portfolio partially offset by a slightly lower investment yield in the second quarter of 1996. AMBAC Indemnity's investments in tax-exempt securities amounted to 76% of the total market value of its portfolio as of June 30, 1996, versus 78% at June 30, 1995. The average pre-tax yield-to-maturity on the financial guarantee insurance investment portfolio was 6.49% and 6.57% as of June 30, 1996 and 1995, respectively.

     AMBAC Indemnity's net realized losses for the three months ended June 30, 1996 were ($22.1) million, versus ($2.2) million in the three months ended June 30, 1995. The net realized losses in the second quarter of 1996 were generated to partially offset the realized gain from the sale of HCIA.

     Losses and loss adjustment expenses for the three months ended June 30, 1996 were $1.7 million, versus $0.3 million in the three months ended June 30, 1995. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured in each period. Losses and loss adjustment expenses, exclusive of salvage recognized, were $1.7 million and $0.9 million for the three months ended June 30, 1996 and 1995, respectively. No salvage was recognized in the three month period ended June 30, 1996, as compared to $0.6 million in the comparable period in 1995.

     Underwriting and operating expenses for the second quarter of 1996 were $10.4 million, an increase of 14% from $9.1 million in the second quarter of 1995, primarily due to a non-recurring charge for severance of $1.0 million and higher amortization of previously deferred acquisition costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended June 30, 1996, AMBAC Indemnity's gross underwriting and operating expenses were $15.1 million, an increase of 24% from $12.2 million in the three months ended June 30, 1995 primarily due to higher premium taxes and the severance charge discussed above. Underwriting and operating expenses deferred were $8.5 million and $6.4 million for the three months ended June 30, 1996 and 1995, respectively. Reinsurance commissions which relate to the current period were $0.3 million and ($0.6) million for the three months ended June 30, 1996 and 1995, respectively. The amortization of previously deferred expenses and reinsurance commissions was $3.4 million and $2.7 million for the three months ended June 30, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     FINANCIAL SERVICES

     Through its financial services subsidiaries, the Company provides investment contracts, interest rate swaps and investment management principally to states, municipalities and municipal authorities. Financial services operating income (loss) for the three months ended June 30, 1996 was $2.7 million, versus ($0.8) million in the three months ended June 30, 1995. Financial services revenues for the second quarter of 1996 were $5.1 million, versus $1.1 million in the second quarter of 1995. The increase was primarily due to revenues on interest rate swaps during the second quarter of 1996. In the comparable prior period, market fears of broad based tax reform caused the Company to recognize net unrealized losses in the swap portfolio. Financial services expenses for the second quarter of 1996 were $2.4 million versus $1.8 million in the second quarter of 1995. The increased expenses were primarily due to start-up costs associated with the new investment management business which began in late 1995.

     CORPORATE ITEMS

     On May 6, 1996, the Company sold its 4,159,505 shares of HCIA common stock in a secondary public offering yielding net proceeds to the Company of $202.6 million. The sale resulted in a net realized gain of $155.6 million, pre-tax, $100.6 million, after-tax, (net income per common share effect of $2.88).

     Interest expense for the three months ended June 30, 1996 was $5.2 million, unchanged from the comparable period in 1995. Other income (deductions), net, includes investment income and operating expenses of the parent company, AMBAC Inc. Other income (deductions) increased to $1.4 million in the second quarter of 1996 from ($0.2) million in the comparable period of 1995 due to additional investment income generated by the holding company from the proceeds of the HCIA sale.

     Income taxes for the three months ended June 30, 1996 were at an effective rate of 31.3%, versus 19.2% in the three months ended June 30, 1995. The increase is primarily the result of the realized gain from the sale of HCIA.

     SUPPLEMENTAL ANALYTICAL FINANCIAL DATA

     Core earnings for the three months ended June 30, 1996, were $41.8 million, an increase of 18% from $35.5 million for the three months ended June 30, 1995. The increase in core earnings was primarily due to the continued growth in net premiums earned and net investment income from financial guarantee insurance operations, as well as increased operating income from its financial services division. Core earnings, which the Company reports as analytical data, exclude the effect on consolidated net income from net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings is not a substitute for net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), but is an important measure used by management, equity analysts and investors to measure the financial results of the Company. The definition of core earnings used by the Company may differ from definitions of core earnings used by other public financial guarantors and should be considered in such context.

     Operating earnings for the second quarter of 1996 were $49.6 million, an increase of 29% from $38.5 million in the second quarter of 1995. The Company defines operating earnings as net income, less the effect of net realized gains and losses and certain non-recurring items. Similar to core earnings, operating earnings is used by management, equity analysts and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

investors to measure the financial results of the Company but is not a substitute for net income computed in accordance with GAAP.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended June 30, 1996 and 1995:

(Dollars in Millions)/(1)/                      1996     1995
                                               ------   -----
Net Income...................................  $135.9   $37.0
Net realized (gains)/losses, after tax.......   (86.3)    1.5
                                               ------   -----
     Operating earnings......................    49.6    38.5

Premiums earned from refundings,
     calls and other accelerations, after tax    (7.8)   (2.9)
                                               ------   -----
         Core earnings.......................  $ 41.8   $35.5
                                               ======   =====

(1) Numbers may not add due to rounding.

    The weighted average number of shares outstanding during the second quarter of 1996 and 1995 was 34.9 million and 35.1 million, respectively.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

     OVERVIEW

     The Company's net income for the six months ended June 30, 1996 was $180.5 million or $5.16 per common share, an increase of 157% from $70.3 million or $2.00 per common share in the six months ended June 30, 1995. The increase in net income for the six month period over the comparable prior period was primarily the result of the net realized gain of $155.6 million from the Company's sale of its affiliate, HCIA Inc. in May 1996. This gain was partially offset by net realized losses on sales of securities in its investment portfolio of $19.7 million. The increase in net income also resulted from higher financial guarantee insurance operating income resulting from the continued growth in net premiums earned and higher net investment income, as well as higher financial services operating income, partially offset by higher expenses.

     FINANCIAL GUARANTEE INSURANCE

     Financial guarantee insurance operating income for the six months ended June 30, 1996 was $100.4 million, an increase of 7% from $93.9 million in the six months ended June 30, 1995. The increase was primarily the result of increased premiums earned, increased investment income, partially offset by higher expenses in the period.

     AMBAC Indemnity insured $15.5 billion in par value bonds during the six months ended June 30, 1996, an increase of 57% from $9.9 billion in the six months ended June 30, 1995. Par value written for the six months ended June 30, 1996 comprised $11.7 billion from municipal bond insurance and $3.8 billion from structured finance insurance, versus $8.0 billion and $1.9 billion, respectively, in the comparable period in 1995. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 27% to $88.6 billion during the six months ended June 30, 1996 from $70.0 billion in the six months ended June 30,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1995. During the six months ended June 30, 1996, the insured portion of the new issue municipal bond market increased to 48.7% from 38.7% for the six months ended June 30, 1995, reflecting increased demand for insured bonds. During the six months ended June 30, 1996, AMBAC Indemnity's share of the long-term insured new issue municipal bond market, based on gross par amount of insurance written and stated as a percentage of total insured new issue municipal bonds, was approximately 27%, as compared to approximately 24% during the six months ended June 30, 1995. (Market size amounts, insured percentage and market share percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

     Gross premiums written for the six months ended June 30, 1996 were $108.4 million, an increase of 42% from $76.6 million in the six months ended June 30, 1995. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                           Six Months Ended June 30,
                                           ------------------------
(Dollars in Millions)                       1996    %     1995   %
                                           ------  ---   -----  ---
Municipal premiums:
  Up-front policies:
    New issue............................  $ 76.2   70%  $45.5   60%
    Secondary market.....................     7.3    7    16.4   21
                                           ------  ---   -----  ---
      Sub-total up-front.................    83.5   77    61.9   81
                                           ------  ---   -----  ---
  Installment policies:
    Annual policies......................     3.9    4     3.5    4
    Portfolio products...................     2.1    2     2.9    4
                                           ------  ---   -----  ---
      Sub-total installment..............     6.0    6     6.4    8
                                           ------  ---   -----  ---
        Total municipal premiums.........    89.5   83    68.3   89
                                           ------  ---   -----  ---
Structured finance premiums:
      Up-front...........................    15.0   14     7.0    9
      Installment........................     3.9    3     1.3    2
                                           ------  ---   -----  ---
        Total structured finance premiums    18.9   17     8.3   11
                                           ------  ---   -----  ---
Total gross premiums.....................  $108.4  100%  $76.6  100%
                                           ======  ===   =====  ===

     While most of AMBAC Indemnity's premiums written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the six month period ended June 30, 1996 was $29.6 million, an increase of 97% from $15.0 million in the same period of 1995. The aggregate present value of estimated future installment premiums was $128.0 million and $110.0 million as of June 30, 1996 and December 31, 1995, respectively. Adjusted gross premiums, which represent up-front premiums written plus the present value of estimated future installment premiums written in the period, in the first six months of 1996 were $128.1 million, up 53% from $83.8 million in the comparable period of 1995.

     Ceded premiums written for the first six months of 1996 were $19.4 million, versus $(3.1) million in the comparable period of 1995. Ceded premiums written in the six months ended June 30, 1995, included the collection of $18.1 million in return premiums from the cancellation of reinsurance contracts. Excluding these return premiums, ceded premiums written in the six months ended June 30, 1996, increased by 29% compared to the same period

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of 1995. The increase reflects higher premiums ceded under facultative and surplus share reinsurance agreements primarily related to structured finance transactions written in 1996.

     Net premiums written for the six months ended June 30, 1996 were $89.0 million, an increase of 12% from $79.7 million in the six months ended June 30, 1995.

     Net premiums earned during the six months ended June 30, 1996 were $67.8 million, an increase of 30% from $52.1 million in the six months ended June 30, 1995. The increase was primarily the result of higher premiums earned from refundings and calls and the growth in premiums earned from the underlying book of business in the six months ended June 30, 1996.

     Net premiums earned for the six months ended June 30, 1996 included $18.1 million (which had a net income per common share effect of $0.29) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the six months ended June 30, 1995 included $8.9 million (which had a net income per common share effect of $0.14) from refundings, calls and other accelerations. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the six months ended June 30, 1996 were $49.8 million, an increase of 15% from $43.2 million in the six months ended June 30, 1995.

     Net investment income for the six months ended June 30, 1996 was $70.3 million, an increase of 10% from $64.0 million in the six months ended June 30, 1995. The increase was primarily attributable to the growth of the investment portfolio partially offset by a slightly lower investment yield in the first six months of 1996.

     AMBAC Indemnity's net realized losses for the six months ended June 30, 1996 were ($19.7) million, versus ($6.9) million in the six months ended June 30, 1995. The net realized losses in 1996 were generated mostly during the second quarter to partially offset the realized gain from the sale of HCIA.

     Losses and loss adjustment expenses for the six months ended June 30, 1996 were $2.5 million, versus $1.4 million in the six months ended June 30, 1995. Losses and loss adjustment expenses, exclusive of salvage recognized, were $2.6 million and $2.0 million for the six months ended June 30, 1996 and 1995, respectively. Salvage recognized amounted to $0.1 million and $0.6 for the six month periods ended June 30, 1996 and 1995, respectively.

     Underwriting and operating expenses for the first six months of 1996 were $19.1 million, an increase of 11% from $17.2 million in the comparable period of 1995, primarily due to a one time severance charge of $1.0 million incurred in the second quarter and higher amortization of previously deferred acquisition costs during the period. During the six month period ended June 30, 1996, AMBAC Indemnity's gross underwriting and operating expenses were $27.8 million, an increase of 12% from $24.8 million in the six months ended June 30, 1995, primarily due to higher premium taxes and the severance charge discussed above. Underwriting and operating expenses deferred were $15.5 million and $13.0 million for the six months ended June 30, 1996 and 1995, respectively. Reinsurance commissions which relate to the current period were $0.6 million and ($0.6) million for the six months ended June 30, 1996 and 1995, respectively. The amortization of previously deferred expenses and reinsurance commissions was $6.2 million and $4.8 million for the six months ended June 30, 1996 and 1995, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     FINANCIAL SERVICES

     Financial services operating income for the six months ended June 30, 1996 was $7.6 million, versus $0.8 million in the six months ended June 30, 1995. Financial services revenues for the six months ended June 30, 1996, were $12.1 million, versus $4.5 million in the comparable period of 1995. The increase was primarily due to revenues on interest rate swaps during 1996. In comparison, during the second quarter of 1995 market fears of broad based tax reform caused the Company to recognize net unrealized losses in the swap portfolio. Financial services expenses for the six months ended June 30, 1996, were $4.5 million versus $3.7 million in the six months ended June 30, 1995. The increased expenses were primarily due to start-up costs associated with the new investment management business which began in late 1995.

     CORPORATE ITEMS

     Interest expense for the six months ended June 30, 1996 was $10.4 million, an increase of 2% from $10.2 million in the six months ended June 30, 1995, primarily due to higher commitment fees for credit facilities. Other income (deductions), net, which includes the investment income and operating expenses of the parent company, AMBAC Inc. increased to $0.9 million in the first six months of 1996 from ($0.4) million in the comparable period of 1995 due to additional investment income generated by AMBAC Inc. from the proceeds of the HCIA sale.

     Income taxes for the six months ended June 30, 1996 were at an effective rate of 29.2%, versus 18.4% in the six months ended June 30, 1995. The increase is primarily the result of the realized gain from the sale of HCIA.

     SUPPLEMENTAL ANALYTICAL FINANCIAL DATA

     For the six months ended June 30, 1996, core earnings were $82.4 million, an increase of 18% from $70.0 million for the six months ended June 30, 1995. The increase in core earnings was primarily due to the continued growth in net premiums earned and net investment income from financial guarantee insurance operations, as well as increased operating income from its financial services division, partially offset by increased expenses.

     Operating earnings for the first six months of 1996 were $92.7 million, an increase of 24% from $74.9 million in the comparable period of 1995.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the six months ended June 30, 1996 and 1995:

(Dollars in Millions)/(1)/                 1996     1995
                                          ------   -----
Net Income..............................  $180.5   $70.3
Net realized (gains)/losses, after tax..   (87.8)    4.6
                                          ------   -----
     Operating earnings.................    92.7    74.9
Premiums earned from refundings,
   calls and other accelerations,
   after tax............................   (10.2)   (4.9)
     Core earnings......................  $ 82.4   $70.0
                                          ======   =====

(1) Numbers may not add due to rounding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     See "Management's Discussion and Analysis - Results of Operations, Three Months Ended June 30, 1996 Versus Three Months Ended June 30, 1995," for definitions of "core earnings" and "operating earnings".

     The weighted average number of shares outstanding during the six month periods ended June 30, 1996 and 1995 were 35.0 million and 35.1 million, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon AMBAC Indemnity's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, AMBAC Indemnity may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. As of December 31, 1995, the maximum amount available during 1996 under Wisconsin's insurance laws and regulations for payment of dividends to the Company by AMBAC Indemnity without prior approval of regulatory authorities was approximately $86 million. However, on April 30, 1996, AMBAC Indemnity, with the approval of the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner"), transferred its 2,378,672 shares of HCIA to the Company in the form of an extraordinary dividend, at fair value. The Company subsequently sold all 4,159,505 of its shares on May 6, 1996. As a result of such dividend, any dividends paid by AMBAC Indemnity to the Company for the twelve months following April 30, 1996, will require pre-approval from the Wisconsin Commissioner. However, the Wisconsin Commissioner has stated to AMBAC Indemnity management that, based on AMBAC Indemnity's financial position as of the date of the Wisconsin Commissioner's approval of the extraordinary dividend, it anticipates that quarterly dividend payments for the balance of 1996 similar to those made during 1995 will not be disapproved. During the six months ended June 30, 1996, AMBAC Indemnity paid dividends to the Company totaling $20 million.

     The holding company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Based on the amount of dividends that AMBAC Indemnity expects to pay during 1996 with the anticipated prior approval of regulatory authorities along with the proceeds from its sale of HCIA common stock, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its dividend policy. Beyond the next twelve months, AMBAC Indemnity's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no assurance can be given that AMBAC Indemnity will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and dividends on its Common Stock.

     The principal uses of AMBAC Indemnity's liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     The principal uses of liquidity by the Company's financial services subsidiaries are the payment of investment contract obligations pursuant to defined terms, obligations under interest rate swaps, operating expenses and income taxes. The Company believes that its financial services operating liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of financial services liquidity are proceeds from issuance of investment contracts, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment contracts, and receipts from interest rate swaps. The Company's investment objective with respect to investment contracts is to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets and maintaining cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     As of June 30, 1996, the Company and AMBAC Indemnity had a three-year revolving credit facility with two major international banks, as co-agents, for $100 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of June 30, 1996 and 1995, no amounts were outstanding under this credit facility.

     AMBAC Indemnity has an agreement with another major international bank, as agent, for a $300 million credit facility, expiring in 2002. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to AMBAC Indemnity in the event claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of June 30, 1996 and 1995, no amounts were outstanding under this line.

     During the six months ended June 30, 1996, the Company acquired 430,000 treasury shares in the open market under its existing stock repurchase program.

     Adjusted Book Value ("ABV") per common share increased 3% to $57.89 at June 30, 1996 from $56.47 at December 31, 1995. ABV, which is not promulgated under Generally Accepted Accounting Principles ("GAAP"), is used by management, equity analysts and investors as a measure of the company's intrinsic value, with no benefit given for ongoing business activity. Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax effect of: (i) balance sheet items where revenue has been collected and deferred or an expense has been incurred and deferred, which will be recognized in income with the passage of time; (ii) material off-balance sheet assets and liabilities; and (iii) material mark-to-market adjustments to assets and liabilities recorded on the balance sheet using an accounting policy which differs materially from market value. The definition of ABV used by the Company differs from definitions of ABV used by other public financial guarantors, and should be considered in such context. The adjustments described

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

above will not be realized until future periods and may materially differ from the amounts used in determining ABV.

     The following table reconciles Book Value Per Share to Adjusted Book Value Per Share as of June 30, 1996 and December 31, 1995:

                                             June 30,     December 31,
                                            1996/(1)/      1995/(1)/
                                            ---------     ------------
Book value per share....................      $42.26         $40.04
After-tax value of:
    Net unearned premium reserve........       14.38          13.89
    Deferred acquisition costs..........       (1.64)         (1.54)
    Present value of installment
     premiums...........................        2.38           2.05
    Unrealized gain on investment in
     HCIA/(2)/..........................           -           2.77
    Unrealized gain (loss) on
     investment contract liabilities....        0.50          (0.74)
                                              ------         ------
Adjusted book value per share...........      $57.89         $56.47
                                              ======         ======

(1) Numbers may not add due to rounding.
(2) The Company sold its remaining investment in HCIA on May 6, 1996.

     As of June 30, 1996, the fair value of the Company's consolidated investment portfolio was $5.05 billion, an increase of 14% from $4.44 billion at December 31, 1995. The increase was primarily due to the growth of the Company's financial guarantee insurance and financial services operations and the proceeds from the sale of HCIA, partially offset by a decline in market value of the Company's investment portfolio resulting from the increase in interest rates during the six months ended June 30, 1996.

     Net cash provided by operating activities was $84.3 million and $92.9 million during the six months ended June 30, 1996 and 1995, respectively. These cash flows were primarily provided by the financial guarantee insurance operations.

     Net cash provided by financing activities was $391.9 million and $110.1 million during the six months ended June 30, 1996 and 1995, respectively. This activity included $415.6 million and $117.0 million, respectively, in municipal investment contracts issued (net of draws paid).

     The total cash provided by operating and financing activities was $476.2 million and $203.0 million during the six months ended June 30, 1996 and 1995, respectively. From these totals, $482.9 million and $200.1 million was used in investing activities, principally purchases of bonds, offset by proceeds from sale of affiliate and sales and maturities of bonds during the six months ended June 30, 1996 and 1995, respectively.

     The Company has made no commitments for material capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

     In the normal course of business, the Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. The Company also manages a variety of other risks - principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. In addition, one of the Company's financial services subsidiaries, AMBAC Financial Services, Limited Partnership ("AFS"), is an interest

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

rate swaps dealer principally to states, municipalities and municipal authorities. AFS manages its interest rate swap business with the goal of being market neutral to changes in overall interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt and taxable interest rates. If actual or projected floating tax-exempt interest rates rise in relation to floating taxable interest rates, AFS will experience an unrealized mark-to-market loss. Conversely, if actual or projected floating tax-exempt interest rates decline in relation to floating taxable interest rates, AFS will experience an unrealized mark-to-market gain.

PART II - OTHER INFORMATION

          Items 1, 2 and 3 are omitted either because they are inapplicable or because the answer to such question is negative.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 15, 1996, and received the votes set forth below:

          PROPOSAL 1. The following directors were elected to serve on the
          ----------
Company's Board of Directors:

                               Number of Votes Cast
                               --------------------
                                  For      Withheld
                               --------------------
        Phillip B. Lassiter    30,778,914     1,300
        Michael A. Callen      30,778,914     1,300
        Renso L. Caporali      30,778,764     1,450
        Richard Dulude         30,778,769     1,445
        W. Grant Gregory       30,778,914     1,300
        C. Roderick O'Neil     30,778,869     1,345

There were 4,239,874 broker non-votes for this proposal.

          PROPOSAL 2  The proposal to ratify the selection of KPMG Peat Marwick
          ----------
LLP as independent auditors of the Company and its subsidiaries for 1996 was adopted, with 30,704,254 votes in favor, 11,313 votes against and 3,996 votes abstaining. There were 4,300,525 broker non-votes for this proposal.


ITEM 5 - OTHER INFORMATION

          On August 8, 1996, AMBAC Capital Corporation, a wholly-owned subsidiary of the Company, acquired a controlling equity interest in USA Services, Inc., a Delaware corporation ("USA Services"), and a successor corporation to Advanced Procurement Systems, Inc., a Texas corporation. USA Services is an Austin, Texas based computer software company that provides procurement software to state and local governments.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS

     THE FOLLOWING ARE ANNEXED AS EXHIBITS:

EXHIBIT
NUMBER                    DESCRIPTION
- -------                   -----------
 11.00       Statement re computation of per share earnings.

 27.00       Financial Data Schedule.

 99.04       AMBAC Indemnity Corporation and Subsidiaries
             Consolidated Unaudited Financial Statements as of
             June 30, 1996 and December 31, 1995 and for the periods ended June 30, 1996 and 1995.

                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    AMBAC INC.
                                    (REGISTRANT)



DATED: AUGUST 14, 1996              BY: /s/ FRANK J. BIVONA
                                        ----------------------------
                                        FRANK J. BIVONA
                                        SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                        OFFICER AND TREASURER
                                        (PRINCIPAL FINANCIAL AND ACCOUNTING
                                        OFFICER AND DULY AUTHORIZED OFFICER)

                               INDEX TO EXHIBITS




EXHIBIT                      DESCRIPTION
NUMBER                       -----------
- -------
 11.00        Statement re computation of per share earnings.

 27.00        Financial Data Schedule.

 99.04        AMBAC Indemnity Corporation and Subsidiaries
              Consolidated Unaudited Financial Statements as of June 30, 1996 and December 31, 1995 and for the periods ended June 30, 1996 and 1995.