Form 10-Q
period 1996-09-30
AMBAC INC /DE/
filed 1996-11-14
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

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


                                 (212) 668-0340
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
         As of September 30, 1996, 34,952,571 shares of Common Stock, par value $0.01 per share, (net of 387,621 treasury shares) and -0- shares of Class A Common Stock, par value $0.01 per share, of the Registrant were outstanding.

                           AMBAC Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                          PAGE
                                                                          ----
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

                Consolidated Balance Sheets - September 30, 1996
                and December 31, 1995....................................   3

                Consolidated Statements of Operations - three months and nine
                months ended September 30, 1996 and September 30, 1995...   4

                Consolidated Statements of Cash Flows - nine months
                ended September 30, 1996 and September 30, 1995..........   5

                Notes to Consolidated Financial Statements...............   6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................   9

PART II      OTHER INFORMATION

Item 5.      Other Information...........................................  22

Item 6.      Exhibits....................................................  22

SIGNATURES...............................................................  23

INDEX TO EXHIBITS........................................................  24

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of AMBAC Inc. and Subsidiaries


                          AMBAC Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1996 and December 31, 1995
                            (Dollars in Thousands)


                                                                         September 30, 1996   December 31, 1995
                                                                         ------------------   -----------------
                                                                             (unaudited)
Assets
------
Investments:
    Bonds, at fair value
        (amortized cost of $4,846,229 in 1996 and $4,082,791 in 1995)            $4,909,604          $4,264,904
    Short-term investments, at cost (approximates fair value)                       179,252             176,689
                                                                         ------------------   -----------------
        Total investments                                                         5,088,856           4,441,593

Cash                                                                                 13,307              12,167
Securities purchased under agreements to resell                                     217,055             240,280
Receivable for municipal investment contracts                                           -               204,797
Receivable for securities                                                            23,049              14,523
Investment income due and accrued                                                    62,880              56,370
Investment in affiliate                                                                 -                45,019
Deferred acquisition costs                                                           90,022              82,620
Prepaid reinsurance                                                                 166,588             153,372
Other assets                                                                         65,050              58,538
                                                                         ------------------   -----------------
        Total assets                                                             $5,726,807          $5,309,279
                                                                         ==================   =================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
    Unearned premiums                                                              $961,413            $903,026
    Losses and loss adjustment expenses                                              60,170              65,996
    Ceded reinsurance balances payable                                               11,280              14,654
    Obligations under municipal investment contracts                              2,389,271           2,185,746
    Obligations under municipal investment repurchase contracts                     288,014             241,112
    Deferred income taxes                                                            54,785             103,697
    Current income taxes                                                             31,013               5,125
    Debentures                                                                      223,782             223,732
    Accrued interest payable                                                         40,346              25,494
    Accounts payable and other liabilities                                           50,262              44,578
    Payable for securities                                                           80,736              92,131
                                                                         ------------------   -----------------
        Total liabilities                                                         4,191,072           3,905,291
                                                                         ------------------   -----------------
Stockholders' equity:
    Preferred stock
    Common stock, Class A
    Common stock                                                                        353                 353
    Additional paid-in capital                                                      493,917             492,495
    Unrealized gains on investments, net of tax                                      33,013             102,470
    Retained earnings                                                             1,027,317             819,479
    Common stock held in treasury at cost                                           (18,865)            (10,809)
                                                                         ------------------   -----------------
        Total stockholders' equity                                                1,535,735           1,403,988
                                                                         ------------------   -----------------
        Total liabilities and stockholders' equity                               $5,726,807          $5,309,279
                                                                         ==================   =================

    See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
               For the Periods Ended September 30, 1996 and 1995
                (Dollars in Thousands Except Common Share Data)

                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                       ------------------------     -----------------------
                                                          1996          1995            1996        1995
                                                       ------------------------     -----------------------
Financial guarantee insurance operations:

  Gross premiums written                            $    67,613    $    43,531     $   176,015   $   120,129
  Ceded premiums written                                 (9,813)        (7,369)        (29,261)       (4,314)
                                                    ------------   ------------    ------------  ------------
    Net premiums written                                 57,800         36,162         146,754       115,815

  Increase in unearned premiums                         (24,055)        (9,929)        (45,171)      (37,518)
                                                    ------------   ------------    ------------  ------------
    Net premiums earned                                  33,745         26,233         101,583        78,297

  Net investment income                                  36,887         33,192         107,212        97,239
  Net realized losses                                    (5,381)        (2,455)        (25,125)       (9,331)
  Other income                                            1,305          1,498           4,933         4,687
                                                    ------------   ------------    ------------  ------------
    Total financial guarantee revenues                   66,556         58,468         188,603       170,892
                                                    ------------   ------------    ------------  ------------
  Losses and loss adjustment expenses                     1,301            841           3,811         2,210
  Underwriting and operating expenses                     8,646          8,208          27,745        25,383
                                                    ------------   ------------    ------------  ------------
    Total financial guarantee expenses                    9,947          9,049          31,556        27,593
                                                    ------------   ------------    ------------  ------------
Financial guarantee insurance operating income           56,609         49,419         157,047       143,299
Financial services operating income                       1,133            935           8,745         1,710
Equity in income of affiliate                               -              868             627         2,961
Interest expense                                         (5,248)        (5,417)        (15,673)      (15,625)
Other income (deductions), net                            2,191            545           3,110           109
Other net realized gains                                    -           19,103         155,613        19,103
                                                    ------------   ------------    ------------  ------------
    Income before income taxes                           54,685         65,453         309,469       151,557
                                                    ------------   ------------    ------------  ------------
Income tax expense:
  Current taxes                                           9,994         13,355          89,907        24,585
  Deferred taxes                                            863          2,613          (4,766)        7,201
                                                    ------------   ------------    ------------  ------------
    Total income taxes                                   10,857         15,968          85,141        31,786
                                                    ------------   ------------    ------------  ------------
    Net income                                      $    43,828    $    49,485     $   224,328   $   119,771
                                                    ============   ============    ============  ============

Per share amounts -
    Net income per common share                     $      1.26    $      1.41     $      6.42   $      3.41
                                                    ============   ============    ============  ============
Weighted average number of
  common shares outstanding                          34,905,558     35,130,021      34,958,306    35,108,662
                                                    ============   ============    ============  ============

See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
               For The Periods Ended September 30, 1996 and 1995
                            (Dollars in Thousands)

                                                                           Nine Months Ended
                                                                              September 30,
                                                                      ---------------------------
                                                                          1996            1995
                                                                      -----------      ----------
Cash flows from operating activities:
     Net income                                                       $  224,328       $  119,771
     Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
     Depreciation and amortization                                         1,696            4,343
     Amortization of bond premium and discount                              (980)             344
     Current income taxes payable                                         25,888           12,031
     Deferred income taxes payable                                        (5,154)           7,048
     Deferred acquisition costs                                           (7,402)         (11,398)
     Unearned premiums, net                                               45,171           37,518
     Losses and loss adjustment expenses                                  (5,826)             218
     Ceded reinsurance balances payable                                   (3,374)           2,089
     Accrued interest payable                                             14,852            5,270
     Gain on sale of investments                                        (130,473)          (9,630)
     Other, net                                                          (13,600)         (18,824)
                                                                      ----------       ----------
            Net cash provided by operating activities                    145,126          148,780
                                                                      ----------       ----------
Cash flows from investing activities:
     Proceeds from sales of bonds                                      1,324,619        1,894,500
     Proceeds from matured bonds                                         713,445          459,066
     Purchases of bonds                                               (2,840,183)      (2,514,006)
     Change in short-term investments                                     (2,563)         (10,109)
     Securities purchased under agreements to resell                      23,225          (79,772)
     Proceeds from sale of affiliate                                     202,609           28,502
     Other, net                                                            3,424           (5,746)
                                                                      ----------       ----------
            Net cash used in investing activities                       (575,424)        (227,565)
                                                                      ----------       ----------

Cash flows from financing activities:
     Dividends paid                                                      (15,730)         (14,212)
     Proceeds from issuance of municipal investment contracts          1,268,896        1,052,668
     Payments for municipal investment contract draws                   (813,672)        (966,073)
     Proceeds from sale of treasury stock                                 12,835            5,829
     Purchases of treasury stock                                         (20,891)          (1,739)
                                                                      ----------       ----------
            Net cash provided by financing activities                    431,438           76,473
                                                                      ----------       ----------

Net cash flow                                                              1,140           (2,312)
Cash at beginning of year                                                 12,167            4,441
                                                                      ----------       ----------
     Cash at September 30                                             $   13,307       $    2,129
                                                                      ==========       ==========

Supplemental disclosure of cash flow information
     Cash paid during the year for:
            Income taxes                                              $   59,401       $    8,250
                                                                      ==========       ==========
            Interest expense on debt                                  $   18,375       $   17,988
                                                                      ==========       ==========
            Interest expense on municipal investment contracts        $   96,540       $   86,912
                                                                      ==========       ==========


          See accompanying Notes to Consolidated Financial Statements

AMBAC Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements


(1)      Basis of Presentation

         AMBAC Inc. (the "Company") is a holding company that provides through its affiliates financial guarantee insurance and financial services to clients in both the public and private sectors. The Company's principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), a leading insurer of municipal and structured finance obligations, has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Service, L.P. and Nippon Investors Services, Inc. AMBAC Inc.'s Financial Services Division provides investment contracts, interest rate swaps and investment management principally to states, municipalities and municipal authorities.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the full year ending December 31, 1996. These consolidated financial statements and notes should be read in conjunction with (i) the financial statements and notes included in the audited consolidated financial statements of AMBAC Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the Securities and Exchange Commission (the "Commission") on April 1, 1996, (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996, which was filed with the Commission on May 15, 1996, (iii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996, which was filed with the Commission on August 14, 1996, and (iv) the Company's Current Report on Form 8-K dated January 31, 1996, which was filed with the Commission on February 28, 1996.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)      Income Taxes

         The effect of temporary differences giving rise to significant portions of the deferred tax liabilities and deferred tax assets as of September 30, 1996 and December 31, 1995, are presented below:

(Dollars in Thousands)                                                    September 30, 1996    December 31, 1995
                                                                          ------------------    -----------------
Deferred tax liabilities:
           Net unrealized gains on bonds...............................             $14,500               $58,258
           Deferred acquisition costs..................................              31,508                28,917
           Unearned premiums...........................................              26,788                22,167
           Unrealized gain on investment in affiliate..................                  -                  7,730
           Investments.................................................               1,867                 3,638
           Other.......................................................               1,816                 2,566
                                                                          ------------------    -----------------
                  Total deferred tax liabilities.......................              76,479               123,276
                                                                          ------------------    -----------------

Deferred tax assets:
           Loss reserves...............................................              12,924                 9,631
           Insurance in force..........................................               2,618                 2,870
           Compensation................................................               2,569                 2,672
           Other.......................................................               3,583                 4,406
                                                                          ------------------    -----------------
                  Total deferred tax assets............................              21,694                19,579
           Valuation allowance.........................................                  -                     -
                                                                          ------------------    -----------------
                  Net deferred tax assets.............................               21,694                19,579
                                                                          ------------------    -----------------
                  Total net deferred tax  liabilities.................              $54,785              $103,697
                                                                          =======================================

          The valuation allowance for deferred tax assets did not change during the nine months ended September 30, 1996. The Company believes that no valuation allowance is necessary in connection with the deferred tax assets.

         The tax provisions in the accompanying consolidated financial statements reflect effective tax rates differing from the prevailing federal corporate income tax rates. A reconciliation of these differences is as follows:

                                                                    Three Months Ended  September 30,
                                                         ------------------------------------------------------
(Dollars in Thousands)                                       1996            %            1995            %
                                                         ------------  ------------   ------------   ----------

Computed expected tax expense
  at statutory rate..................................       $19,140         35.0%        $22,909        35.0%

Increases (reductions) in expected
  tax resulting from:

         Tax-exempt interest.........................        (7,920)       (14.5)         (7,266)      (11.1)
         Other, net..................................          (363)        (0.6)            325         0.5
                                                         ------------  ------------   ------------   ----------

                                                            $10,857         19.9%        $15,968        24.4%
                                                         ============  ============   ============   ==========


                                                                    Nine Months Ended  September 30,
                                                         ------------------------------------------------------
(Dollars in Thousands)                                       1996            %            1995            %
                                                         ------------  ------------   ------------   ----------

Computed expected tax expense
  at statutory rate..................................      $108,314         35.0%        $53,045        35.0%

Increases (reductions) in expected
  tax resulting from:
         Tax-exempt interest.........................       (22,345)        (7.2)        (21,448)      (14.1)
         Other, net..................................          (828)        (0.3)            189         0.1
                                                         ------------  ------------   ------------   ----------
                                                            $85,141         27.5%        $31,786        21.0%
                                                         ============  ============   ============   ==========

Item 2:  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


         The following paragraphs describe the consolidated results of operations of AMBAC Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and nine month periods ended September 30, 1996 and 1995, and its financial condition as of September 30, 1996 and December 31, 1995. These results are presented for the Company's two business segments:
Financial Guarantee Insurance and Financial Services.

Results of Operations
Three Months Ended September 30, 1996 Versus Three Months Ended
September 30, 1995

         Consolidated Net Income

         The Company's net income for the three months ended September 30, 1996 was $43.8 million or $1.26 per common share, a decrease of 12% from $49.5 million or $1.41 per common share in the three months ended September 30, 1995. The decrease in net income was the result of a realized gain of $19.1 million (which had a net income per common share effect of $0.34) recognized in the third quarter of 1995 from the sale of 1.1 million shares of HCIA Inc. ("HCIA"), a former affiliate of the Company. Excluding the realized gain in the third quarter of 1995, third quarter 1996 net income increased 16% over the corresponding period of 1995. This increase was attributable to increased premiums earned for the period and higher net investment income, partially offset by higher net realized losses on sales of securities and higher expenses.

         Financial Guarantee Insurance

         Operating Income. The Company provides financial guarantee insurance
         ----------------
through its principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), which is a leading insurer of municipal and structured finance transactions. Financial guarantee insurance operating income for the three months ended September 30, 1996 was $56.6 million, an increase of 15% from $49.4 million in the three months ended September 30, 1995. The increase was primarily the result of increased premiums earned and increased net investment income partially offset by increased net realized losses on sales of investments and higher expenses.

         Gross Par Value Written. AMBAC Indemnity insured $8.3 billion in par
         -----------------------
value bonds during the three months ended September 30, 1996, an increase of 41% from $5.9 billion in the three months ended September 30, 1995. Par value written for the third quarter of 1996 comprised $6.8 billion from municipal bond insurance and $1.5 billion from structured finance insurance, versus $5.2 billion and $0.7 billion, respectively, in the third quarter of 1995. The increase in the amount of structured finance gross par value written reflects the gradual change in mix of the Company's insured portfolio. It also reflects the Company's expanding international efforts.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         According to estimates based on industry sources, the total volume of new issues of municipal bonds decreased 3% to $35.5 billion during the three months ended September 30, 1996 from $36.7 billion in the three months ended September 30, 1995. During the three months ended September 30, 1996, the insured portion of the new issue municipal bond market increased to approximately 52% from approximately 46% for the three months ended September 30, 1995, reflecting increased demand for insured bonds. During the three months ended September 30, 1996, AMBAC Indemnity's share of the long-term insured new issue municipal bond market, based on gross par amount of insurance written and stated as a percentage of total insured new issue municipal bonds, was approximately 37%, as compared to approximately 29% during the three months ended September 30, 1995. (Market size amounts, insured percentage and market share percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

         Gross Premiums Written. Gross premiums written for the three months
         ----------------------
ended September 30, 1996 were $67.6 million, an increase of 55% from $43.5 million in the three months ended September 30, 1995. The following table sets forth the amounts of gross premiums written by type and percent of total:


                                                                       Three Months Ended September30,
                                                                 -------------------------------------------
(Dollars in Millions)                                              1996        %          1995          %
                                                                 ---------  --------   ----------   --------
Municipal premiums written:
   Up-front policies:
      New issue............................................         $49.1        73%       $32.5         75%
      Secondary market.....................................          10.2        15          6.5         15
                                                                 ---------  --------   ----------   --------
         Sub-total up-front................................          59.3        88         39.0         90
                                                                 ---------  --------   ----------   --------
   Installment policies:
      Annual policies......................................           2.3         4          1.9          4
      Portfolio products...................................           0.9         1          1.3          3
                                                                 ---------  --------   ----------   --------
         Sub-total installment.............................           3.2         5          3.2          7
                                                                 ---------  --------   ----------   --------
           Total municipal premiums written................          62.5        93         42.2         97
                                                                 ---------  --------   ----------   --------
Structured finance premiums written:
      Up-front.............................................           1.7         2          0.5          1
      Installment..........................................           3.4         5          0.8          2
                                                                 ---------  --------   ----------   --------
         Total structured finance premiums written.........           5.1         7          1.3          3
                                                                 ---------  --------   ----------   --------
Total gross premiums written...............................         $67.6       100%       $43.5        100%
                                                                 =========  ========   ==========   ========

         Adjusted Gross Premiums. While most of AMBAC Indemnity's premiums
         -----------------------
written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the third quarter of 1996 was $16.7 million, an increase of 132% from $7.2 million in the third quarter of 1995. The net aggregate present value of estimated future installment premiums was $137.2 million and $110.0 million as of September 30, 1996 and December 31, 1995, respectively. Adjusted gross premiums, which are defined as up-front premiums written plus the present value of estimated future installment premiums written in the period, were $77.7 million in the third quarter of 1996, up 66% from $46.7 million in the third quarter of 1995.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         Ceded Premiums Written. Ceded premiums written for the third quarter of
         ----------------------
1996 were $9.8 million, versus $7.4 million in the third quarter of 1995. The increase is reflective of the higher gross premiums written in the third quarter of 1996. Ceded premiums written were 14.5% and 16.9% of gross premiums written for the three month periods ended September 30, 1996 and 1995, respectively.

         Net Premiums Earned. Net premiums earned during the three months ended
         -------------------
September 30, 1996 were $33.7 million, an increase of 29% from $26.2 million in the three months ended September 30, 1995. The increase was the result of increased premiums earned from refundings and calls in the third quarter of 1996 and growth in premiums earned from the underlying book of business during the period. Net premiums earned for the three months ended September 30, 1996 included $7.1 million from refundings, calls and other accelerations of previously insured issues (which had a net income per common share effect of $0.12). Net premiums earned in the three months ended September 30, 1995 included $3.2 million from refundings, calls and other accelerations (which had a net income per common share effect of $0.05). Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended September 30, 1996 were $26.7 million, an increase of 16% from $23.0 million in the three months ended September 30, 1995.

         Net Investment Income. Net investment income for the three months ended
         ---------------------
September 30, 1996 was $36.9 million, an increase of 11% from $33.2 million in the three months ended September 30, 1995. The increase was primarily attributable to the growth of the investment portfolio partially offset by a lower investment yield in the third quarter of 1996. AMBAC Indemnity's investments in tax-exempt securities amounted to 76% of the total market value of its portfolio as of September 30, 1996, versus 75% at September 30, 1995. The average pre-tax yield-to-maturity on the financial guarantee insurance investment portfolio was 6.47% and 6.57% as of September 30, 1996 and 1995, respectively.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment
         -----------------------------------
expenses for the three months ended September 30, 1996 were $1.3 million, versus $0.8 million in the three months ended September 30, 1995. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured in each period.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         Underwriting and Operating Expenses. Underwriting and operating
         -----------------------------------
expenses for the third quarter of 1996 were $8.6 million, an increase of 5% from $8.2 million in the third quarter of 1995, primarily due to higher gross underwriting expenses and higher amortization of previously deferred acquisition costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended September 30, 1996, AMBAC Indemnity's gross underwriting and operating expenses were $12.8 million, an increase of 7% from $12.0 million in the three months ended September 30, 1995, primarily due to increased compensation expenses. Underwriting and operating expenses deferred were $7.3 million and $6.6 million for the three months ended September 30, 1996 and 1995, respectively. The amortization of previously deferred expenses and reinsurance commissions was $3.2 million and $2.5 million for the three months ended September 30, 1996 and 1995, respectively.

         Financial Services

         Operating Income. Through its financial services subsidiaries, the
         ----------------
Company provides investment contracts, interest rate swaps and investment management principally to states, municipalities and municipal authorities. Financial services operating income for the three months ended September 30, 1996 was $1.1 million, versus $0.9 million in the three months ended September 30, 1995. Financial services revenues for the third quarter of 1996 were $3.9 million, versus $2.6 million in the third quarter of 1995. The increase was primarily due to revenues on interest rate swaps during the third quarter of 1996. Financial services expenses for the third quarter of 1996 were $2.8 million versus $1.7 million in the third quarter of 1995. The increased expenses were primarily due to costs associated with the new investment management business, as well as increased operating expenses at the other financial services subsidiaries.

         Corporate Items

         Interest Expense and Other Income. Interest expense for the three
         ---------------------------------
months ended September 30, 1996 was $5.2 million, versus $5.4 million in the third quarter of 1995. Other income (deductions), net, includes investment income and operating expenses of the holding company, AMBAC Inc. Other income (deductions) increased to $2.2 million in the third quarter of 1996 from $0.5 million in the comparable period of 1995, due to additional investment income generated by the holding company from the proceeds of the sale of HCIA in the second quarter of 1996.

         Income Taxes. Income taxes for the three months ended September 30,
         ------------
1996 were at an effective rate of 19.9%, versus 24.4% in the three months ended September 30, 1995. The Company's effective income tax rate was higher in the third quarter of 1995 primarily due to the $19.1 million realized gain on the sale of HCIA holdings during that quarter.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         Supplemental Analytical Financial Data

         Core Earnings. Core earnings for the three months ended September 30,
         --------------
1996, were $43.3 million, an increase of 16% from $37.3 million for the three months ended September 30, 1995. The increase in core earnings was primarily due to the continued growth in net premiums earned and net investment income from financial guarantee insurance operations, as well as increased operating income from its financial services division. Core earnings, which the Company reports as analytical data, exclude the effect on consolidated net income from net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings is not a substitute for net income computed in accordance with Generally Accepted Accounting Principles ("GAAP"), but is an important measure used by management, equity analysts and investors to measure the financial results of the Company. The definition of core earnings used by the Company may differ from definitions of core earnings used by other public financial guarantors and should be considered in such context.

         Operating Earnings. Operating earnings for the third quarter of 1996
         -------------------
were $47.3 million, an increase of 21% from $39.2 million in the third quarter of 1995. The Company defines operating earnings as net income, less the effect of net realized gains and losses and certain non-recurring items. Similar to core earnings, operating earnings is used by management, equity analysts and investors to measure the financial results of the Company, but is not a substitute for net income computed in accordance with GAAP.

         The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended September 30, 1996 and 1995:

(Dollars in Millions) /(1)/                                            1996             1995
                                                                    ------------    ------------
Net Income.......................................................       $43.8           $49.5

Net realized (gains)/losses, after tax...........................         3.5           (10.3)
                                                                    ------------    ------------
         Operating earnings......................................        47.3            39.2

Premiums earned from refundings,
      calls and other accelerations, after tax...................        (4.0)           (1.9)
                                                                    ------------    ------------
         Core earnings...........................................       $43.3           $37.3
                                                                    ============    ============

/(1)/ Numbers may not add due to rounding.

         The weighted average number of shares outstanding during the third quarter of 1996 and 1995 was 34.9 million and 35.1 million, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Results of Operations
Nine Months Ended September 30, 1996 Versus Nine Months Ended September 30, 1995

         Consolidated Net Income

         The Company's net income for the nine months ended September 30, 1996 was $224.3 million or $6.42 per common share, an increase of 87% from $119.8 million or $3.41 per common share in the nine months ended September 30, 1995. The increase in net income in 1996 was largely due to the second quarter net realized gain of $155.6 million from the sale of the Company's remaining holdings of HCIA, (which had a net income per common share effect of $2.88). Excluding the effects of the respective gains from the sales of HCIA stock in the second quarter of 1996 and the third quarter of 1995 (discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended September 30, 1996 Versus Three Months Ended September 30, 1995), net income for the first nine months of 1996 increased 15% over the corresponding period of 1995. This increase in year-to-date net income is primarily the result of higher premiums earned and net investment income as well as higher financial services operating income, partially offset by higher net realized losses on sales of securities and higher expenses.

         Financial Guarantee Insurance

         Operating Income. Financial guarantee insurance operating income for
         -----------------
the nine months ended September 30, 1996 was $157.0 million, an increase of 10% from $143.3 million in the nine months ended September 30, 1995. The increase was primarily the result of increased premiums earned and increased investment income, partially offset by higher net realized losses on sales of securities and higher expenses during the period.

         Gross Par Value Written. AMBAC Indemnity insured $23.8 billion in par
         ------------------------
value bonds during the nine months ended September 30, 1996, an increase of 51% from $15.8 billion in the nine months ended September 30, 1995. Par value written for the nine months ended September 30, 1996 comprised $18.5 billion from municipal bond insurance and $5.3 billion from structured finance insurance, versus $13.2 billion and $2.6 billion, respectively, in the comparable period in 1995.

         According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 19% to $126.8 billion during the nine months ended September 30, 1996 from $106.7 billion in the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the insured portion of the new issue municipal bond market increased to approximately 49% from approximately 41% for the nine months ended September 30, 1995, reflecting increased demand for insured bonds. During the nine months ended September 30, 1996, AMBAC Indemnity's share of the long-term insured new issue municipal bond market, based on gross par amount of insurance written and stated as a percentage of total insured new issue municipal bonds, was approximately 30%, as compared to approximately 26% during the nine months ended September 30, 1995. (Market size amounts, insured percentage and market share percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         Gross Premiums Written. Gross premiums written for the nine months
         -----------------------
ended September 30, 1996 were $176.0 million, an increase of 47% from $120.1 million in the nine months ended September 30, 1995. The following table sets forth the amounts of gross premiums written by type and percent of total:


                                                                         Nine Months Ended September 30,
                                                              ----------------------------------------------
(Dollars in Millions)                                            1996        %           1995          %
                                                              ----------  --------    ----------   ---------
Municipal premiums written:
  Up-front policies:
      New issue............................................      $125.3      71%         $78.0         65%
      Secondary market.....................................        17.5      10           22.9         19
                                                              ----------  --------    ----------   ---------
        Sub-total up-front.................................       142.8      81          100.9         84
                                                              ----------  --------    ----------   ---------
  Installment policies:
      Annual policies......................................         6.2       3            5.4          5
      Portfolio products...................................         3.0       2            4.2          3
                                                              ----------  --------    ----------   ---------
          Sub-total installment............................         9.2       5            9.6          8
                                                              ----------  --------    ----------   ---------
            Total municipal premiums written...............       152.0      86          110.5         92
                                                              ----------  --------    ----------   ---------
Structured finance premiums written:
      Up-front.............................................        16.7      10            7.5          6
      Installment..........................................         7.3       4            2.1          2
                                                              ----------  --------    ----------   ---------
         Total structured finance premiums written.........        24.0      14            9.6          8
                                                              ----------  --------    ----------   ---------
Total gross premiums written...............................      $176.0     100%        $120.1        100%
                                                              ==========  ========    ==========   =========


         Adjusted Gross Premiums. While most of AMBAC Indemnity's premiums
         ------------------------
written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the nine month period ended September 30, 1996 was $46.3 million, an increase of 109% from $22.1 million in the same period of 1995. Adjusted gross premiums, which represent up-front premiums written plus the present value of estimated future installment premiums written in the period, in the first nine months of 1996 were $205.8 million, up 58% from $130.5 million in the comparable period of 1995.

         Ceded Premiums Written. Ceded premiums written for the first nine
         -----------------------
months of 1996 were $29.3 million, versus $4.3 million in the comparable period of 1995. Ceded premiums written in the nine months ended September 30, 1995, were reduced by $18.1 million in return premiums from the cancellation of reinsurance contracts in the second quarter of 1995. Excluding the 1995 return premiums, ceded premiums written for the first nine months of 1996 increased 31% from the corresponding period of 1995 primarily due to increased gross premiums written. Ceded premiums written were 16.6% of gross premiums written for the first nine months of 1996. Excluding the return premiums, ceded premiums written were 18.7% of gross premiums written for the corresponding period of 1995.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


         Net Premiums Earned. Net premiums earned during the nine months ended
         --------------------
September 30, 1996 were $101.6 million, an increase of 30% from $78.3 million in the nine months ended September 30, 1995. The increase was primarily the result of higher premiums earned from refundings and calls and the growth in premiums earned from the underlying book of business in the nine months ended September 30, 1996. Net premiums earned for the nine months ended September 30, 1996 included $25.2 million from refundings, calls and other accelerations of previously insured issues (which had a net income per common share effect of $0.41). Net premiums earned in the nine months ended September 30, 1995 included $12.1 million from refundings, calls and other accelerations (which had a net income per common share effect of $0.19). Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the nine months ended September 30, 1996 were $76.4 million, an increase of 15% from $66.2 million in the nine months ended September 30, 1995.

         Net Investment Income. Net investment income for the nine months ended
         ----------------------
September 30, 1996 was $107.2 million, an increase of 10% from $97.2 million in the nine months ended September 30, 1995. The increase was primarily attributable to the growth of the investment portfolio partially offset by a lower investment yield in the first nine months of 1996.

         Net Realized Losses. AMBAC Indemnity's net realized losses for the nine
         --------------------
months ended September 30, 1996 were ($25.1) million, versus ($9.3) million in the nine months ended September 30, 1995. The net realized losses in 1996 were generated mostly during the second quarter to partially offset the realized gain from the sale of HCIA.

         Losses and Loss Adjustment Expenses. Losses and loss adjustment
         ------------------------------------
expenses for the nine months ended September 30, 1996 were $3.8 million, versus $2.2 million in the nine months ended September 30, 1995. Losses and loss adjustment expenses, exclusive of salvage recognized, were $3.9 million and $2.7 million for the nine months ended September 30, 1996 and 1995, respectively. Salvage recognized amounted to $0.1 million and $0.5 for the nine month periods ended September 30, 1996 and 1995, respectively.

         Underwriting and Operating Expenses. Underwriting and operating
         ------------------------------------
expenses for the first nine months of 1996 were $27.7 million, an increase of 9% from $25.4 million in the comparable period of 1995, primarily due to higher amortization of previously deferred acquisition costs during the period. During the nine month period ended September 30, 1996, AMBAC Indemnity's gross underwriting and operating expenses were $40.6 million, an increase of 10% from $36.9 million in the nine months ended September 30, 1995, primarily due to higher compensation expenses and increased premium taxes related to the increased level of premium writings. Underwriting and operating expenses deferred were $22.9 million and $19.7 million for the nine months ended September 30, 1996 and 1995, respectively. The amortization of previously deferred expenses and reinsurance commissions was $9.5 million and $7.3 million for the nine months ended September 30, 1996 and 1995, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


         Financial Services

         Operating Income. Financial services operating income for the nine
         -----------------
months ended September 30, 1996 was $8.7 million, versus $1.7 million in the nine months ended September 30, 1995. Financial services revenues for the nine months ended September 30, 1996, were $16.0 million, versus $7.2 million in the comparable period of 1995. The increase was primarily due to revenues on interest rate swaps during the first nine months 1996. Financial services expenses for the nine months ended September 30, 1996, were $7.3 million versus $5.5 million in the nine months ended September 30, 1995. The increased expenses were primarily due to expenses associated with the new investment management business.

         Corporate Items

         Interest Expense and Other Income. Interest expense for the nine months
         ----------------------------------
ended September 30, 1996 was $15.7 million, nearly unchanged from the $15.6 million incurred in the nine months ended September 30, 1995. Other income (deductions), net, which includes the investment income and operating expenses of the holding company, AMBAC Inc., increased to $3.1 million in the first nine months of 1996 from $0.1 million in the comparable period of 1995 due to additional investment income generated by AMBAC Inc. from the proceeds of the HCIA sale in the second quarter of 1996.

         Income Taxes. Income taxes for the nine months ended September 30, 1996
         -------------
were at an effective rate of 27.5%, versus 21.0% in the nine months ended September 30, 1995. The increase is primarily the result of the realized gain from the sale of HCIA in the second quarter of 1996.

         Supplemental Analytical Financial Data

         Core Earnings. For the nine months ended September 30, 1996, core
         --------------
earnings were $125.7 million, an increase of 17% from $107.4 million for the nine months ended September 30, 1995. The increase in core earnings was primarily due to the continued growth in net premiums earned and net investment income from financial guarantee insurance operations, as well as increased operating revenues from its financial services division, partially offset by increased expenses at both divisions.

         Operating Earnings.  Operating earnings for the first nine months
         -------------------
of 1996 were $140.0 million, an increase of 23% from $114.1 million in the comparable period of 1995.

         The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the nine months ended September 30, 1996 and 1995:


(Dollars in Millions)/(1)/                                            1996             1995
                                                                   ------------    -------------
Net Income......................................................       $224.3          $119.8

Net realized (gains)/losses, after tax..........................        (84.3)           (5.7)
                                                                   ------------    -------------
         Operating earnings.....................................        140.0           114.1

Premiums earned from refundings,
      calls and other accelerations, after tax..................        (14.3)           (6.8)
                                                                   ------------    -------------

         Core earnings..........................................       $125.7          $107.4
                                                                   ============    =============

(1) Numbers may not add due to rounding.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

         The weighted average number of shares outstanding during the nine month periods ended September 30, 1996 and 1995 were 35.0 million and 35.1 million, respectively.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Three Months Ended September 30, 1996 Versus Three Months Ended September 30, 1995," for definitions of "core earnings" and "operating earnings" and other explanatory information.


Liquidity and Capital Resources

         The Company's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon AMBAC Indemnity's ability to pay dividends or make payments to the Company and external financings.

         Pursuant to Wisconsin insurance laws, AMBAC Indemnity may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. As of December 31, 1995, the maximum amount available during 1996 under Wisconsin's insurance laws and regulations for payment of dividends to the Company by AMBAC Indemnity without prior approval of regulatory authorities was approximately $86 million. However, on April 30, 1996, AMBAC Indemnity, with the approval of the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner"), transferred its 2,378,672 shares of HCIA to the Company in the form of an extraordinary dividend, at fair value. The Company subsequently sold all 4,159,505 of its shares on May 6, 1996. As a result of such dividend, any dividends paid by AMBAC Indemnity to the Company for the twelve months following April 30, 1996, require pre-approval from the Wisconsin Commissioner. However, the Wisconsin Commissioner has stated to AMBAC Indemnity management that, based on AMBAC Indemnity's financial position as of the date of the Wisconsin Commissioner's approval of the extraordinary dividend, it anticipates that quarterly dividend payments for the balance of 1996 similar to those made during 1995 will not be disapproved. During the nine months ended September 30, 1996, AMBAC Indemnity paid dividends to the Company totaling $30 million.

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

         As of September 30, 1996, the Company and AMBAC Indemnity had a three-year revolving credit facility with two major international banks, as co-agents, for $100 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of September 30, 1996 and 1995, no amounts were outstanding under this credit facility.

         AMBAC Indemnity has an agreement with another major international bank, as agent, for a $300 million credit facility, expiring in 2002. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to AMBAC Indemnity in the event claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of September 30, 1996 and 1995, no amounts were outstanding under this line.

     During the nine months ended September 30, 1996, the Company acquired 430,000 treasury shares in the open market under its existing stock repurchase program. Since the inception of the program the Company has acquired 895,000 shares and, as of September 30, 1996, has remaining authorization to acquire 2,105,000 additional shares.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


         Adjusted Book Value ("ABV") per common share increased 6% to $60.05 at September 30, 1996 from $56.47 at December 31, 1995. ABV, which is not promulgated under Generally Accepted Accounting Principles ("GAAP"), is used by management, equity analysts and investors as a measure of the company's intrinsic value, with no benefit given for ongoing business activity. Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax effect of: (i) balance sheet items where revenue has been collected and deferred or an expense has been incurred and deferred, which will be recognized in income with the passage of time; (ii) material off-balance sheet assets and liabilities; and (iii) material mark-to-market adjustments to assets and liabilities recorded on the balance sheet using an accounting policy which differs materially from market value. The definition of ABV used by the Company differs from definitions of ABV used by other public financial guarantors, and should be considered in such context. The adjustments described above will not be realized until future periods and may materially differ from the amounts used in determining ABV.

         The following table reconciles Book Value Per Share to Adjusted Book Value Per Share as of September 30, 1996 and December 31, 1995:

                                                                           September 30,             December 31,
                                                                              1996/(1)/                 1995/(1)/
                                                                     ----------------------    ----------------------
Book value per share............................................               $43.94                   $40.04

After-tax value of:
  Net unearned premium reserve..................................                14.79                    13.89
  Deferred acquisition costs....................................                (1.69)                   (1.54)
  Present value of installment premiums.........................                 2.55                     2.05
  Unrealized gain on investment in HCIA/(2)/....................                   --                     2.77
  Unrealized gain (loss) on investment contract liabilities.....                 0.46                    (0.74)
                                                                     ----------------------    ----------------------
Adjusted book value per share...................................               $60.05                   $56.47
                                                                     ======================    ======================
(1) Numbers may not add due to rounding.
(2) The Company sold its remaining investment in HCIA on May 6, 1996.


         As of September 30, 1996, the fair value of the Company's consolidated investment portfolio was $5.09 billion, an increase of 15% from $4.44 billion at December 31, 1995. The increase was primarily due to the growth of the Company's financial guarantee insurance and financial services operations and the proceeds from the sale of HCIA, partially offset by a decline in market value of the Company's investment portfolio resulting from the increase in interest rates during the nine months ended September 30, 1996.

         Net cash provided by operating activities was $145.1 million and $148.8 million during the nine months ended September 30, 1996 and 1995, respectively. These cash flows were primarily provided by the financial guarantee insurance operations.

         Net cash provided by financing activities was $431.4 million and $76.5 million during the nine months ended September 30, 1996 and 1995, respectively. This activity included $455.2 million and $86.6 million, respectively, in municipal investment contracts issued (net of draws paid).

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


         The total cash provided by operating and financing activities was $576.5 million and $225.3 million during the nine months ended September 30, 1996 and 1995, respectively. From these totals, $575.4 million and $227.6 million was used in investing activities during the nine months ended September 30, 1996 and 1995, respectively, principally for purchases of bonds, offset by proceeds from the sale of HCIA and sales and maturities of bonds.

         The Company has made no commitments for material capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

         In the normal course of business, the Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. The Company also manages a variety of other risks-principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. In addition, one of the Company's financial services subsidiaries, AMBAC Financial Services, Limited Partnership ("AFS"), is a dealer specializing in providing interest rate swaps to states, municipalities and municipal authorities. AFS manages its interest rate swap business with the goal of being market neutral to changes in overall interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt interest rates and floating taxable interest rates. If actual or projected floating tax-exempt interest rates rise in relation to floating taxable interest rates, AFS will experience an unrealized mark-to-market loss. Conversely, if actual or projected floating tax-exempt interest rates decline in relation to floating taxable interest rates, AFS will experience an unrealized mark-to-market gain.

PART II-OTHER INFORMATION


         Items 1, 2, 3 and 4 are omitted either because they are inapplicable or because the answer to such question is negative.


Item 5-Other Information

         The Company has announced that the Financial Services Division has signed a definitive agreement to acquire the assets of Lake Ronkonkoma, New York-based Cadre Financial Services, Inc., an investment adviser and fund administrator, and Cadre Securities, Inc., its affiliated broker-dealer. The acquisition is expected to close by December 31, 1996.


Item 6-Exhibits

       The following are annexed as exhibits:


Exhibit
Number                              Description
-------                             -----------
  10.17        Letter Agreement between Gregory & Hoenemeyer, Inc. and AMBAC
               Capital Corporation dated August 1, 1996.

  11.00        Statement re computation of per share earnings.

  27.00        Financial Data Schedule.

  99.05        AMBAC Indemnity Corporation and Subsidiaries Consolidated
               Unaudited Financial Statements as of September 30, 1996 and
               December 31, 1995 and for the periods ended September 30, 1996 and 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          AMBAC Inc.
                                          (Registrant)





Dated:    November 14, 1996               By: /s/ Frank J. Bivona
                                              -------------------------------
                                              Frank J. Bivona
                                              Senior Vice President,
                                              Chief Financial
                                              Officer and Treasurer
                                              (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)



                                INDEX TO EXHIBITS


Exhibit                            Description
Number
------

  10.17        Letter Agreement between Gregory & Hoenemeyer, Inc. and AMBAC
               Capital Corporation dated August 1, 1996.

  11.00        Statement re computation of per share earnings.

  27.00        Financial Data Schedule.

  99.05        AMBAC Indemnity Corporation and Subsidiaries Consolidated
               Unaudited Financial Statements as of September 30, 1996 and
               December 31, 1995 and for the periods ended September 30, 1996 and 1995.

