Form 10-K405
period 1996-12-31
AMBAC INC /DE/
filed 1997-03-31
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                               COMMISSION FILE NUMBER
DECEMBER 31, 1996                                                      1-10777
                                   AMBAC INC.
             (Exact name of Registrant as specified in its charter)

DELAWARE                                                          13-3621676
(State of incorporation)                    (I.R.S. employer identification no.)


ONE STATE STREET PLAZA
NEW YORK, NEW YORK                                                       10004
(Address of principal executive offices)                             (Zip code)

                                (212) 668-0340
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   Title of each class                 Name of each exchange on which registered
COMMON STOCK, $0.01 PER SHARE AND
PREFERRED STOCK PURCHASE RIGHTS                  NEW YORK STOCK EXCHANGE, INC.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 1, 1997 was $2,317,739,691 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 1, 1997, which was $66.75). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

    As of March 1, 1997, 34,840,291 shares of Common Stock, par value $0.01 per share, (net of 499,901 TREASURY SHARES) AND 0 SHARES OF CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE, WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant's Proxy Statement dated March 31, 1997 in connection with the Annual Meeting of Stockholders to be held on May 14, 1997 are incorporated by reference into Part III hereof.

                           TABLE OF CONTENTS
                                                           PAGE
                                                           ----
PART I

Item 1.       Business...................................     1

Item 2.       Properties.................................    31

Item 3.       Legal Proceedings..........................    31

Item 4.       Submission of Matters to a
              Vote of Security Holders...................    31

PART II
Item 5.       Market for Registrant's Common
              Equity and Related Stockholder Matters.....    32

Item 6.       Selected Financial Data....................    32

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations..................    32

Item 8.       Financial Statements and Supplementary Data    33

Item 9.       Changes in and Disagreements With
              Accountants on Accounting and
              Financial Disclosure.......................    33

PART III
Item 10.      Directors and Executive Officers
              of the Registrant..........................    33

Item 11.      Executive Compensation.....................    33

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management...........    33

Item 13.      Certain Relationships and
              Related Transactions.......................    33
PART IV
Item 14.      Exhibits, Financial Statement
              Schedules, and Reports on Form 8-K.........    34

SIGNATURES...............................................    40

APPENDIX A    Types and Ratings of Bonds.................   A-1

FINANCIAL STATEMENT SCHEDULES............................   S-1

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

      AMBAC Inc. (the "Company") is a holding company that provides through its affiliates financial guarantee insurance and financial services to clients in both the public and private sectors. The Company's principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), is a leading insurer of municipal and structured finance obligations. The Company's Financial Services Division provides investment contracts, interest rate swaps and investment management and advisory services principally to states, municipalities, municipal authorities and hospitals and health organizations.

      During 1995 the Company sold its controlling position in its publicly traded health care information content subsidiary, HCIA Inc. ("HCIA"). In May 1996, the Company sold its remaining holdings in HCIA.

      During 1996 the Company acquired substantially all of the assets and the name of Cadre Financial Services, Inc. ("Cadre"). Cadre is a provider of cash management and investment advisory services to local school districts, hospitals and health organizations and municipalities. Also during 1996 the Company acquired a controlling interest in AMBAC Connect Inc. ("ACI"), the successor to Advanced Procurement Systems, Inc. ACI develops and markets software for governmental procurement applications.

      AMBAC Indemnity is primarily engaged in insuring municipal and structured finance obligations and is the successor of the oldest municipal bond insurance company, which wrote the first municipal bond insurance policy in 1971. Financial guarantee insurance written by AMBAC Indemnity in both the primary and secondary markets guarantees payment when due of the principal of and interest on the obligation insured. In the case of a default on the insured obligation, payments under the insurance policy may not be accelerated by the policyholder without AMBAC Indemnity's consent. AMBAC Indemnity seeks to maintain a diversified insurance portfolio which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and issuer. As of December 31, 1996, AMBAC Indemnity's net insurance in force (after giving effect for reinsurance) was $227.2 billion. See "Insurance in Force" below.

      AMBAC Indemnity has been assigned triple-A claims-paying ability ratings, the highest ratings of Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), Fitch Investors Service, L.P. ("Fitch") and Nippon Investors Service, Inc. ("Nippon"). These ratings are an essential part of AMBAC Indemnity's ability to provide credit enhancement. See "Rating Agencies" below.

      The Company's municipal investment contract business ("MIC business") provides triple-A investment contracts primarily to states, municipalities and municipal authorities. The investment contracts are rated triple-A by virtue of AMBAC Indemnity's insurance policies which guarantee the MIC business' performance. Investment contracts are used by municipal bond issuers to invest bond proceeds until the proceeds can be used for their intended purpose, such as financing construction. The municipal investment contract provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Municipal Investment Contract Business" below.

      The Company provides interest rate swaps through its subsidiary AMBAC Financial Services, Limited Partnership ("AFS") to states, municipalities, municipal authorities and other entities in connection with their financings. The interest rate swaps provided by AFS are insured by triple-A rated AMBAC Indemnity and provide a financing alternative that can reduce a municipal issuer's overall borrowing costs. See "AMBAC Financial Services, Limited Partnership" below.

      As a holding company, AMBAC Inc. depends primarily on dividends from AMBAC Indemnity, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness and to pay its operating expenses. Such dividends from AMBAC Indemnity are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters -- Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's 1996 Annual Report to Stockholders.

BUSINESS SEGMENTS

      The following paragraphs describe the business operations of AMBAC Inc., its subsidiaries and affiliates (sometimes collectively referred to as "the Company") for the Company's two business segments: Financial Guarantee Insurance and Financial Services.

      FINANCIAL GUARANTEE INSURANCE
      -----------------------------

      Financial guarantee insurance of the type written by AMBAC Indemnity guarantees to the holder of the underlying obligation the timely payment of principal of and interest on such obligation in accordance with its original payment schedule. Accordingly, in the case of an issuer default on the insured obligation, payments under the insurance policy may not be accelerated by the policyholder without AMBAC Indemnity's consent.

      Financial guarantee insurance provides a form of credit enhancement which benefits both the issuer and the investor. Issuers benefit because their securities are sold with a higher credit rating than securities of the issuer sold on an uninsured basis, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, insured obligations receive greater market acceptance than uninsured obligations. Investors benefit from greater marketability and a reduction in the risk of loss associated with an issuer's default.

      The Company derives financial guarantee insurance revenues from (i) premiums earned over the life of the obligations insured, (ii) net investment income, (iii) realized gains and losses and (iv) fees. Excluding transactions with affiliates, total financial guarantee insurance revenues were $266.3 million, $248.6 million and $225.0 million in 1996, 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

      Financial guarantee insurance is sold in two primary markets: the United States municipal market and the structured finance and asset-backed market.

      UNITED STATES MUNICIPAL MARKET

      Until 1993, AMBAC Indemnity was almost exclusively focused on the municipal market in the United States. The municipal market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer and other utility districts, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Municipal obligations are supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. The following table sets forth the volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the period from 1987 through 1996 in the United States.


                  NEW ISSUES OF U.S. LONG-TERM MUNICIPAL BONDS

                                                INSURED
                                               BONDS AS
                                              PERCENTAGE
                            TOTAL   INSURED    OF TOTAL
                            VOLUME   VOLUME     VOLUME
($ in Billions)            -------  -------    --------

1987...................... $105.0   $ 19.1        18.2
1988......................  117.3     27.1        23.1
1989......................  125.0     31.1        24.9
1990......................  127.8     33.5        26.2
1991......................  172.4     51.9        30.1
1992......................  234.6     80.8        34.4
1993......................  291.9    108.0        37.0
1994......................  164.6     61.4        37.3
1995......................  159.4     68.5        43.0
1996......................  180.8     85.8        47.5
______________

Source: Amounts in the total volume column (except for 1996) are based upon estimated data reported by The Bond Buyer's 1996 Yearbook. The 1996 volume amounts are AMBAC Indemnity estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Statistics in the Insured Volume column include only the insured portion of an issue and are based upon industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts in the Total Volume and Insured Volume columns represent gross par amounts issued or insured, respectively, during such year.

       The foregoing table illustrates the changes in the total volume and insured volume of new issues of municipal bonds over the past ten years. The increase in volume of municipal bond issuance during 1991, 1992 and 1993 was primarily due to increased refunding activity related to a lower interest rate environment. The decrease in municipal bond issuance during 1994 and 1995 was primarily due to decreased refunding activity related to a higher interest rate environment.

       Although there have been certain monetary defaults in bond issues of substantial amounts, incidents of monetary default on municipal bonds have been infrequent in recent years. With the exception of the default by the Washington Public Power Supply System, most monetary defaults since 1981 have been related to industrial revenue bonds, nursing home bonds, housing bonds and other non-general obligation bonds. Furthermore, based upon data reported by the Association of Financial Guaranty Insurers, the percentage of insured municipal bonds experiencing monetary defaults in recent years is relatively low compared to the entire municipal market. The relatively low incidence of municipal bond defaults may be partially the result of safeguards developed over the years since the Depression of the 1930's, when a great number of municipal defaults occurred. Such safeguards include the imposition of issuer debt limits, greater supervision by state governments of local debt administration, and more thorough credit reviews by investment firms, rating agencies and institutional investors. While these safeguards address many of the causes of earlier defaults, they may be inadequate to prevent an increased level of defaults in the future caused by presently unforeseen economic and other factors. For example, 1994 and 1995 were notable years in the municipal finance industry in that certain municipal issuers realized losses in their investment portfolios as a result of the use of derivative instruments. These investment losses, however, did not result in a higher level of ultimate payment defaults by municipal issuers. See "Losses and Reserves" below.

       STRUCTURED FINANCE AND ASSET-BACKED MARKET

       Insurance on securities in the structured finance and asset-backed market is typically issued in connection with structured financings or securitizations in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. Such obligations include, but are not limited to: mortgage-backed securities and pools of home equity loans, credit card receivables, trade receivables or other assets. While most structured finance and asset-backed obligations are secured by or represent interest in pools of assets, monoline financial guarantors have also insured structured finance obligations secured by one or a few assets.

       In general, structured finance and asset-backed obligations are payable only from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations which are collateralized by the related assets. Both types of obligations also generally have the benefit of over-collateralization or one or more forms of credit enhancement to cover credit risks associated with the related assets.

       Structured finance and asset-backed obligations generally entail two forms of risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors, and therefore the insurer.

       In general, the amount and quality of asset coverage required is determined by the historical performance of the assets. The future performance of the underlying pool of assets will generally determine whether the amount of over-collateralization or other credit enhancement ultimately is sufficient to protect investors, and therefore the insurer, against adverse asset performance. The ability of the servicer of the assets to properly service and collect the underlying assets often is a factor in determining future asset performance.

       Structural risks addressed by asset-backed transactions include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors, and therefore the insurer, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. (The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose issuing entity). Related issues that often arise concern whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it at or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. AMBAC Indemnity addresses these risks through its credit underwriting guidelines, standards and procedures.

       The structured finance and asset-backed market in which AMBAC Indemnity provides financial guarantee insurance is broad and disparate, comprising domestic (U.S.) and international transactions, and public issues and private placements. The varied classes of assets securitized or guaranteed, and the recent rapid development of the market make estimating the size of the aggregate structured finance and asset-backed markets difficult. One of the most well developed sectors of this market is the U.S. public asset-backed market. The volume in this market in recent years is summarized in the following table.


               NEW ISSUES OF U.S. PUBLIC ASSET-BACKED SECURITIES

                                                         TOTAL
                                                        VOLUME
($ in Billions)
                                                    ------------
1993.................................................  $ 57.7
1994.................................................    75.5
1995.................................................   108.0
1996.................................................   150.5
_______________

    Source:  Amounts are based upon estimated data reported by Asset Sales
    Report.

       Just as the U.S. public asset-backed market has grown significantly in recent years, AMBAC Indemnity management believes the international markets for insured structured finance and asset-backed securities have also expanded. A number of important trends in international markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted the burden of funding from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. In Europe, there is growing interest in asset-backed securitization, especially through commercial paper conduits.

       While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. AMBAC Indemnity insures both asset-backed and structured transactions, as well as sovereign ad sub-sovereign debt issues, in selected international markets.

       AMBAC INDEMNITY CORPORATION

       AMBAC Indemnity is organized into two business divisions, the Public Finance Division and the Specialized Finance Division.

       PUBLIC FINANCE DIVISION

       The Public Finance Division is responsible for underwriting insurance and maintaining client relationships for the following types of municipal bonds: general obligation, tax-backed, transportation, leases, utilities, higher education and airports. During 1996 and 1995, the Public Finance Division was responsible for insured gross par written of $19.0 billion and $13.7 billion, respectively. As of December 31, 1996, net par outstanding related to the Public Finance Division was $86.3 billion.

       During 1995, the Public Finance Division was reorganized along regional lines, with a team of underwriters assigned to each of three regions of the United States; North, South and West. Prior to the reorganization, underwriters were assigned to an underwriting group based on the type of obligation insured. Management believes the change to a regional focus promotes closer ties to issuers, financial advisors and bankers who now deal with the same team of professionals in each region, regardless of the type of obligation being insured.

       Within the Public Finance Division, the management of credit decisions and criteria is centralized in the Credit Management Group. This group, in conjunction with the Public Finance Senior Credit Committee, seeks to assure that credit criteria are maintained, are appropriate and are systematically and consistently applied across the regions.

       The Public Finance Portfolio Risk Management Group reviews the division's insured portfolio for concentration of risk, whether in specific bond types, geographically or by size of issue. This group is also responsible for portfolio surveillance within the Public Finance Division. Analysts and others responsible for portfolio surveillance, schedule and execute regular and ad hoc reviews of credits in the book of business. Risk adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classification and review periods. Generally, the surveillance reviews are performed by analysts having the same experience and authority as those reviewing issues for initial underwriting. Compliance with this process is monitored by the head of Public Finance Portfolio Risk Management.

       AMBAC Indemnity assigns internal ratings to individual exposures as part of the new issue underwriting process and at surveillance reviews. These internal ratings, which represent AMBAC Indemnity's independent judgments, are based upon underlying credit parameters similar to those used by nationally recognized rating agencies.

       SPECIALIZED FINANCE DIVISION

       The Specialized Finance Division is responsible for underwriting insurance and maintaining client relationships for the following types of financings: structured transactions; receivable securitizations; asset-backed commercial paper conduits; home equity and mortgage-backed securities; bonds of state housing and student loan agencies, health care institutions and investor-owned utilities. Underwriters in the Specialized Finance Division are organized into teams of experienced professionals with expertise in a specific type of security. During 1996 and 1995, the Specialized Finance Division was responsible for insured gross par written of $17.8 billion and $12.4 billion, respectively. As of December 31, 1996, net par outstanding related to the Specialized Finance Division was $45.2 billion.

       The Specialized Finance Division is also responsible for underwriting all transactions with international exposure, primarily in Europe. During 1996 and 1995, AMBAC Indemnity insured gross par written in international transactions of $3.7 billion and $1.2 billion, respectively. As of December 31, 1996, net par outstanding related to international risks was $4.3 billion. Geographically, the countries receiving AMBAC Indemnity's primary international focus have been France and the United Kingdom. The types of international obligations insured primarily have been asset-backed securities, sovereign and sub-sovereign obligations, and special revenue and infrastructure obligations. Management has developed underwriting standards for international risks which are consistent with those applied to risks in the United States. In addition management believes that the international risks insured to date are largely similar in risk type to those insured in the United States.

       In September 1995, AMBAC Indemnity and MBIA Insurance Corporation ("MBIA") formed an unincorporated joint venture, MBIA/AMBAC International, to market financial guarantee insurance in Europe. The joint venture was formed with the goal of bringing the combined capital and human resources of the two companies together to more efficiently serve the European markets. Since the inception of the joint venture, the two companies have insured a combined total par amount of approximately $7.0 billion related to international risks under the joint venture. Under the joint venture, financial guarantee policies are issued separately by each of the companies. While retaining the right to act individually, each company has the opportunity to reinsure up to 50 percent of the financial guarantee business written by the other company in Europe as part of the joint venture. Customer preference, licensing and market considerations determine which company insures a transaction.

       In January 1997, AMBAC Indemnity capitalized a new subsidiary in the United Kingdom, AMBAC Insurance UK Limited ("AMBAC UK"), which was authorized on February 4, 1997 to carry on certain classes of general insurance business in the United Kingdom. Beginning in 1997, AMBAC UK will be the primary vehicle for directly issuing financial guarantee policies in the United Kingdom and Europe. AMBAC Indemnity and AMBAC UK have entered into a net worth maintenance agreement and reinsurance agreements.

       As is the case with the Public Finance Division, the management of credit decisions and criteria in the Specialized Finance Division is centralized in the Risk Management Group. This group, in conjunction with the Specialized Finance Senior Credit Committee, seeks to assure that credit criteria are appropriate and systematically applied across the division. The Risk Management Group is responsible for overseeing the surveillance process, setting and monitoring standards for quality, timing and documentation of credit reviews. Analysts responsible for portfolio surveillance schedule and execute regular and ad hoc reviews of credits in the book of business. Risk adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. In certain cases, portfolio surveillance may be the responsibility of the underwriting departments that originate the transactions. The focus of the surveillance review is to determine credit trends, recommend appropriate classification and set the next review date. Compliance with this process is monitored by the head of Specialized Finance Risk Management.

       INSURANCE WRITTEN

       AMBAC Indemnity provides financial guarantee insurance for municipal bonds, including taxable municipal bonds and structured finance obligations. AMBAC Indemnity's financial guarantee insurance is delivered in two markets: the new issue market and the secondary market. New issue insurance includes municipal bond insurance, insurance of structured finance obligations, insurance of debt service reserve funds, assumed reinsurance and insurance of other financial obligations. The secondary market includes insurance of municipal bonds, structured finance obligations, bonds in mutual funds and unit investment trusts ("UITs").

       The following table indicates the gross par amount written for each of the years, 1996, 1995 and 1994 with respect to each market:


                                         1996     1995     1994
                                       -------- --------- ----------
($ In Millions)

New issue market.. . . . . . . . . . .  $35,384  $23,630  $19,692
Secondary market.. . . . . . . . . . .    1,434    2,339    2,394
                                        -------  -------  -------
                                        $36,818  $25,969  $22,086
                                        =======  =======  =======

       NEW ISSUE MARKET - MUNICIPAL

       AMBAC Indemnity sells the majority of its insurance in the new issue municipal bond market. Of the $35.4 billion, $23.6 billion and $19.7 billion of new issue par exposure written in 1996, 1995 and 1994, respectively, $25.3 billion, $18.0 billion and $17.9 billion, respectively, was new issue municipal bond exposure. In the new issue municipal bond market, an issuer typically pays a single premium to AMBAC Indemnity at the time the policy is issued. Premiums are based on the total amount of principal and interest that will become due during the life of the bonds and on AMBAC Indemnity's evaluation of the inherent strength and credit quality of the issuer. Insurance premium rates take into account the risk assumed by the insurer. Critical factors in assessing risk include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants and the length of maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue. Charges for new issue insurance also take into account the benefits to be obtained by the issuer, as well as the cost and the projected return to AMBAC Indemnity.

       Proposed new municipal bond issues are submitted to AMBAC Indemnity to determine their insurability by issuers or by their investment bankers or financial advisors. Municipal bond issues are sold on either a competitive or a negotiated basis. With respect to competitive issues, an issuer will publish a notice of sale soliciting bids for the purchase of a proposed issue of municipal bonds. Various syndicates are then formed by potential bidders on the bonds. These syndicates then solicit a determination from some or all of the financial guarantee insurers whether an issue is insurable and at what premium rate and on what terms. The syndicate then determines whether to bid on the issue with insurance (and if so, with which insurer) or without insurance. The issuer then generally selects the syndicate with the lowest bid. In a negotiated offering, an individual investment banker or team of investment bankers has already been selected by the issuer and that banker or team then typically solicits premium quotes and terms from the insurers.

       The new issue market includes insurance policies designed to satisfy debt service reserve fund requirements of municipal bond issuers. These policies insure the availability of an amount not to exceed the debt service reserve fund requirement for the issues, which in most cases is the lesser of one year's maximum principal and interest payments or approximately 10% of the original principal amount of a bond issue. Any amounts drawn under the debt service reserve fund policy must be reimbursed by the issuer within a specified time period and at a specified interest rate.

       NEW ISSUE MARKET - STRUCTURED FINANCE

       Of the $35.4 billion, $23.6 billion and $19.7 billion of new issue par exposure written in 1996, 1995 and 1994, respectively, $10.1 billion, $5.6 billion and $1.8 billion was new issue structured finance bond exposure. Premiums for structured finance policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1996 and 1995, net outstanding par exposure related to structured finance transactions was $12.4 billion and $5.5 billion, respectively.

       SECONDARY MARKET

       Insurance on bonds outstanding in the secondary market is typically purchased by an institution to facilitate the sale of municipal bonds in its portfolio or inventory. The insurance generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously-issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. AMBAC Indemnity employs the same underwriting standards on secondary market issues that it does on new municipal bond issues. However, AMBAC Indemnity is more selective in the types of bonds it will insure in the secondary market. Secondary market insurance can be riskier for a more complex legal structure since the insurer does not have the ability to influence restrictive covenants at the time of issuance. Consequently, AMBAC Indemnity concentrates its secondary market insurance efforts on insurance of general obligation and utility revenue bonds, in addition to issues where AMBAC Indemnity has existing exposure.

       Sponsors of UITs contact AMBAC Indemnity for insurance on individual bonds in a specific trust. Insurance policies on individual bonds in insured UITs are effective only as long as such bonds remain in the UIT unless an additional premium is paid to extend their effective date to the stated maturity of the bonds.

       AMBAC Indemnity insures individual bonds in insured mutual funds. Insurance policies on individual bonds in insured mutual funds are effective only as long as the individual bonds remain in the fund. Premiums on bonds included in mutual funds are collected monthly.

       INSURANCE IN FORCE

       AMBAC Indemnity underwrites and prices financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured bonds. AMBAC Indemnity estimates that the average life (as opposed to the stated maturity) of its insurance policies on new issue par in force at December 31, 1996 was 12.5 years. The 12.5 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each insured bond, and weighting them on the basis of the remaining par insured. No assumptions are made for any prepayment of insured bonds or for any future refundings of insured issues. Municipal bonds generally have provisions that allow the issuer to prepay all or a portion of the outstanding amount prior to maturity.

       AMBAC Indemnity seeks to maintain a diversified insurance portfolio designed to spread its risk based on a variety of criteria, including (i) issue size, (ii) type of bond, (iii) geographic area and (iv) issuer.

       As of December 31, 1996, the total net par amount of insured bonds outstanding was $131.5 billion. This amount excludes (a) AMBAC Indemnity's guarantees for the timely payment of principal and interest on obligations under municipal investment contracts issued by the MIC business and (b) AMBAC Indemnity's policies which guarantee the obligations of AFS and its counterparties under AFS's interest rate swaps. As of December 31, 1996, the aggregate amount of municipal investment contracts insured was $2.74 billion, including accrued interest. The insurance policies covering the MIC business are collateralized by the MIC business' investment securities, accrued interest, securities purchased under agreements to resell and cash and cash equivalents, which as of December 31, 1996, had a fair value of $2.78 billion in the aggregate. As of December 31, 1996, the total amount of guarantees covering AFS and its swap counterparties was not material. See "Financial Services" below.

       ISSUE SIZE

       AMBAC Indemnity seeks a broad coverage of the market by insuring small and large issues alike. AMBAC Indemnity's insured exposure as of December 31, 1996 reflects the emphasis on issues insured with an original par amount of less than $25 million, which reduces AMBAC Indemnity's average per-issue exposure to losses. The following table sets forth the distribution of AMBAC Indemnity's insured portfolio as of December 31, 1996 with respect to the original size of each insured issue:


                         ORIGINAL PAR AMOUNT PER ISSUE
                            AS OF DECEMBER 31, 1996

                                                   % OF TOTAL         NET PAR     % OF TOTAL NET
                                                    NUMBER OF         AMOUNT        PAR AMOUNT
ORIGINAL PAR AMOUNT            NUMBER OF ISSUES      ISSUES         OUTSTANDING     OUTSTANDING
----------------------------   ----------------     --------       ------------    ------------
                                                                   ($ In Millions)
Less than $10 million......             7,959           73%          $ 23,544            18%
$10-25 million.............             1,579           14             20,994            16
$25-50 million.............               757            7             22,623            17
Greater than $50 million...               683            6             64,336            49
                                       ------          ---           --------           ---
                                       10,978          100%          $131,497           100%
                                       ======          ===           ========           ===

       TYPES OF BONDS

     The table below shows the distribution by bond type of AMBAC Indemnity's insured portfolio as of December 31, 1996. As the table illustrates, approximately 42% of AMBAC Indemnity's net par amount outstanding at December 31, 1996, consisted of general obligation bonds and utility revenue bonds, which generally present less credit risk than other types of municipal bonds. AMBAC Indemnity tries to avoid insuring bond issues which entail excessive single project risk, over-capacity or customer contract disputes. For a more detailed discussion of the various types of obligations in AMBAC Indemnity's insured portfolio, see "Types and Ratings of Bonds" attached as Appendix A hereto.


                         INSURED PORTFOLIO BY BOND TYPE
                            AS OF DECEMBER 31, 1996

                                                                         % OF TOTAL NET
                                                NET PAR AMOUNT             PAR AMOUNT
BOND TYPE                                        OUTSTANDING              OUTSTANDING
----------------------------------------      -------------------     ------------------
($ In Millions)
MUNICIPAL FINANCE:
  General obligation....................             $ 31,863               24 %
  Lease and tax-backed revenue..........               25,366               19
  Utility revenue.......................               22,780               18
  Health care revenue...................               13,521               10
  Transportation revenue................                6,891                5
  Investor-owned utilities..............                5,551                4
  Higher education......................                4,745                4
  Housing revenue.......................                4,497                3
  Student loans.........................                3,439                3
  Other.................................                  484                1
                                              -------------------     ------------------
     Total municipal finance............              119,137               91
                                              -------------------     ------------------
STRUCTURED FINANCE:
  Domestic:.............................
    Mortgage-backed and home equity.....                5,263                4
    Asset-backed........................                1,329                1
    Other...............................                1,440                1
                                              -------------------     ------------------
     Total domestic structured finance..                8,032                6
                                              -------------------     ------------------

  International:........................
    Asset-backed........................                2,530                2
    Other...............................                1,798                1
                                              -------------------     ------------------
     Total international structured                     4,328                3
      finance...........................      -------------------     ------------------
       Total structured finance.........               12,360                9
                                              -------------------     ------------------
         Total..........................             $131,497              100%
                                              ===================     ==================

       The table below shows the percentage, by bond type, of new business insured by AMBAC Indemnity during each of the last five years. During this period, AMBAC Indemnity has consistently emphasized insurance of general obligation bonds, utility revenue bonds and tax-backed revenue bonds and has maintained a decreasing but substantial proportion of its insured volume in such bond types.


                     NEW BUSINESS INSURED BY BOND TYPE (1)

BOND TYPE                                  1992    1993    1994    1995    1996
--------------------------------------- --------- ------ -------- ------- -------

MUNICIPAL FINANCE:
 General obligation.....................     36%     29%     29%     23%     16%
 Utilities (2)..........................     27      26      21      16      15
 Lease and tax-backed revenue...........     13      21      16      16      23
 Health care revenue....................      8      13       8       8       7
 Housing revenue........................      2       2       5       5       3
 Transportation revenue.................      8       3       5       5       3
 Student loans..........................      2       1       4       5       3
 Higher education.......................      3       3       4       3       3
 Other..................................      1       0       1       0       0
                                        --------- ------ -------- ------- -------
   Total municipal finance..............    100      98      93      81      73
                                        --------- ------ -------- ------- -------
STRUCTURED FINANCE:
 Domestic:
  Mortgage-backed and home
   equity...............................      0       0       1       8      12
  Asset-backed..........................      0       0       0       5       4
  Other.................................      0       2       1       1       3
                                        --------- ------ -------- ------- -------
   Total domestic structured
    finance.............................      0       2       2      14      19
                                        --------- ------ -------- ------- -------
 International:
  Asset-backed..........................      0       0       1       2       6
  Other.................................      0       0       4       3       2
                                        --------- ------ -------- ------- -------
   Total international
    structured finance..................      0       0       5       5       8
                                        --------- ------ -------- ------- -------
   Total structured finance.............      0       2       7      19      27
                                        --------- ------ -------- ------- -------
     Total..............................    100%    100%    100%    100%    100%
                                        ========= ====== ======== ======  =======

(1) Stated as a percentage of total net par amount insured during such year.
(2) Includes investor-owned utilities.


       GEOGRAPHIC AREA

       AMBAC Indemnity is licensed to write business in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and Guam. As of December 31, 1996, the six largest states, as measured by net par amount outstanding, accounted for approximately 51% of AMBAC indemnity's total net par amount outstanding. The following table sets forth those states and geographic areas in which AMBAC indemnity's aggregate insured exposure equaled 2% or more of its total net par amount outstanding as of December 31, 1996.

               INSURED PORTFOLIO BY STATE AS OF DECEMBER 31, 1996

                                                      NET PAR     % OF TOTAL  NET
                                 NUMBER OF            AMOUNT         PAR AMOUNT
STATE/GEOGRAPHIC AREA             ISSUES           OUTSTANDING      OUTSTANDING
-----------------------         -----------     ---------------   --------------
($ In Millions)
California.............               825             $ 20,536         16%
New York...............               965               10,832          8
Florida................               564               10,169          8
Pennsylvania...........               911                9,559          7
Texas..................             1,208                8,513          6
Illinois...............               542                7,235          5
Ohio...................               484                5,186          4
New Jersey.............               401                4,633          4
Michigan...............               505                4,624          4
Massachusetts..........               293                4,147          3
Indiana................               194                2,799          2
Washington.............               379                2,635          2
Other States...........             3,644               36,301         28
                                -----------     ---------------   --------------
     Total domestic....            10,915              127,169         97
International..........                63                4,328          3
                                -----------     ---------------   --------------
                                   10,978             $131,497        100%
                                ===========     ===============  ===============

       ISSUERS

       AMBAC Indemnity has adopted underwriting and exposure management policies designed to limit the net insurance in force for any one credit. In addition, AMBAC Indemnity uses reinsurance to limit net exposure to any one credit. As of December 31, 1996, AMBAC Indemnity's net par amount outstanding for its 20 largest credits, totaling $9.5 billion, was approximately 7% of AMBAC Indemnity's total net par amount outstanding with no one credit representing more than 1% of AMBAC Indemnity's total net par amount outstanding. AMBAC Indemnity is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies" below.

       UNDERWRITING GUIDELINES, POLICIES AND PROCEDURES

       Underwriting guidelines, policies and procedures have been developed by AMBAC Indemnity's management with the intent that AMBAC Indemnity insure only those obligations which, in the opinion of AMBAC Indemnity analysts, are of investment grade quality. There are instances where one of the major rating agencies will differ with AMBAC Indemnity's assessment of the investment grade nature of a particular obligation or where the underlying rating of an issuer is subsequently downgraded to below investment grade. As of December 31, 1996, AMBAC Indemnity's aggregate outstanding net par insured of below investment grade issues was $860.2 million (or 0.7% of AMBAC Indemnity's total net par amount outstanding of obligations insured).

       The underwriting process involves review of structural, legal and credit issues, including compliance with current AMBAC Indemnity underwriting standards. These standards are reviewed periodically by management. The rating agencies also monitor the credits underlying AMBAC Indemnity's insurance in force and, in most cases, advise AMBAC Indemnity of the credit rating each issue would receive if it were not insured by AMBAC Indemnity.

       The following table sets forth AMBAC Indemnity's insured portfolio by rating as of December 31, 1996:

                        INSURED PORTFOLIO BY RATING (1)
                            AS OF DECEMBER 31, 1996

                                                 NET PAR       % OF TOTAL NET
                            NUMBER OF            AMOUNT          PAR AMOUNT
RATING                       ISSUES            OUTSTANDING      OUTSTANDING
------------------          ---------          -----------    ---------------
($ In millions)
AAA..............                63            $    756             1%
AA...............               831               9,564             7
A................             6,093              88,858            67
BBB..............             3,891              31,459            24
BIG (2)..........               100                 860             1
                             ------            --------           ---
                             10,978            $131,497           100%
                             ======            ========           ===

(1)  Ratings represent AMBAC Indemnity internal ratings.
(2) Represents those bonds which have been categorized as "below investment grade" by AMBAC Indemnity.


       AMBAC Indemnity's policy is to reduce default risk associated with the obligations insured by it to the extent practicable. The decision to insure an issue is based upon the issuer's ability to repay the bonds, security features and structure, rather than upon an actuarial or statistical prediction of the likelihood that the issuer will default on the underlying debt obligation. AMBAC Indemnity insures only those bonds on which it expects not to incur a loss. However, AMBAC Indemnity's policy is to provide for loss reserves that are adequate to cover potential losses. See "Losses and Reserves" below. Underwriting criteria vary by bond type, reflecting the differences, for example, in economic and social factors, debt management, public purpose essentiality, financial management, legal and administrative factors, revenue sources and security features.

       All requests for insurance are reviewed by AMBAC Indemnity's underwriting staff, which is divided into two major underwriting divisions. The underwriting process is designed to screen each issue carefully and begins with a thorough credit analysis and written report prepared by the primary analyst assigned to the issue. The report is then reviewed within the primary analyst's underwriting group and division. The primary analyst's recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required and the extent of an attorney's involvement in a particular credit depends on the aggregate amount of AMBAC Indemnity's existing or potential exposure to the credit. On large credits, where the aggregate exposure exceeds a certain pre-determined amount, the insurance decision must be approved by a credit committee comprised of senior underwriting officers and an attorney in addition to the analysts and underwriting officer mentioned above.

       AMBAC Indemnity determines premium rates on the basis of the bond type and credit strength of the bond issue, the maturity and structure of the issue, and other credit and market factors, including, but not limited to, security features, the presence or absence of a debt service reserve fund or additional credit enhancement features and the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue. Premium rates are based upon established premium ranges, extensive consultation with the analysts responsible for the issue, and market intelligence developed from daily contact with syndicate managers and traders at investment banking firms to help form the most accurate view of the value of AMBAC Indemnity's insurance on each issue.

       REMEDIAL MANAGEMENT

       Those issues which are either in default or have developed problems that, with the passage of time, may lead to a claim or loss are tracked closely by the appropriate surveillance team. The documents underlying any problem credit are reviewed by internal or outside counsel and an analysis is prepared outlining AMBAC Indemnity's rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. This analysis, along with the schedule of corrective actions, is reviewed in the monthly remedial credit meetings. AMBAC Indemnity also meets with issuers to reach agreement upon the nature and the scope of the problem and to discuss the issuers' operating plans.

       In many instances, AMBAC Indemnity, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities and to meet with the appropriate officials to outline AMBAC Indemnity's concerns and rights. When the underlying economics so indicate, AMBAC Indemnity may aid in a restructuring to improve the debt service coverage.

       LOSSES AND RESERVES

       AMBAC Indemnity's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential losses as well as losses that may arise from insured obligations which are currently or imminently in default. The Active Credit Reserve ("ACR") is that portion of the reserves that is based on AMBAC Indemnity's estimate of ultimate aggregate losses inherent in the obligations insured. As of December 31, 1996, AMBAC Indemnity's ACR was $38.6 million. When a default occurs or is imminent with respect to a particular insured obligation, a reserve ("Case Basis Reserve") is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on defaults, AMBAC Indemnity makes its assessment based on the full term of the insured obligation. All or part of the Case Basis Reserve is allocated from any ACR available for such insured obligation. AMBAC Indemnity's Case Basis Reserves totaled $21.6 million at December 31, 1996.

       AMBAC Indemnity's reserve for losses and loss adjustment expenses consists of the ACR and Case Basis Reserves. The most recent three-year history of AMBAC Indemnity's loss reserves, and losses and loss adjustment expenses incurred and paid, is described in the table below:

              RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (1)


                                             YEARS ENDED DECEMBER 31,
                                        --------------------------------
                                            1996       1995       1994
                                        ---------- ---------- -----------
($ In Thousands)

Reserve for losses and loss adjustment
 expenses at January 1,.................   $65,996    $65,662    $64,037
Losses and loss adjustment expenses          3,778      3,377      2,593
 incurred...............................
Losses and loss adjustment expenses
 paid...................................    (9,554)    (3,043)      (968)
                                           -------    -------    -------
Reserve for losses and loss adjustment
 expenses at December 31,...............   $60,220    $65,996    $65,662
                                           =======    =======    =======

(1)  All information is net of salvage.

       Management of AMBAC Indemnity believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See Notes 2 and 5 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       COMPETITION

       The financial guarantee insurance business is highly competitive. AMBAC Indemnity's principal competitors in the market for municipal bond insurance are three other monoline insurance companies, Financial Guaranty Insurance Company ("FGIC"), Municipal Bond Investors Assurance Corporation ("MBIA") and Financial Security Assurance Inc. ("FSA"). According to AMBAC Indemnity estimates based on industry sources, AMBAC Indemnity, FGIC, MBIA and FSA, in the aggregate, insured approximately 99% of all new issue municipal bonds insured during 1996, with MBIA insuring approximately 40% of such bonds, AMBAC Indemnity insuring approximately 29% of such bonds, FGIC insuring approximately 18% of such bonds and FSA insuring approximately 12% of such bonds. In the structured finance and asset-backed markets, AMBAC Indemnity's principal competitors, in addition to FGIC, MBIA and FSA, is one other monoline insurance company, Capital Markets Assurance Corporation. The principal competitive factors among financial guarantee insurers are (i) premium rates, (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue, (iii) the financial strength of an insurer and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, AMBAC Indemnity believes it is on equal footing with each of its principal competitors in the municipal bond, structured finance and asset-backed markets.

      Financial guarantee insurance also competes domestically and internationally with other forms of credit enhancement, including letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with AMBAC Indemnity to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments of longer than 10 years, the competitive position of financial guarantee insurers, such as AMBAC Indemnity, could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short-term, the credit standing of the financial institution providing the facility, thereby competing with AMBAC Indemnity and other financial guarantee insurers in providing interest cost savings on such issues. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer's alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement do not exceed the cost of such credit enhancement, the issuer will generally choose to issue bonds without enhancement.

       Multiline insurance companies are not significant direct participants in the financial guarantee industry. Also, under a law enacted in 1989 in New York, multiline insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, will expire in May 1997. Although a significant minimum amount of capital is required of a financial guarantee insurer by the rating agencies in order to obtain triple-A claims-paying ability ratings (at least $100 million), there can be no assurance that major multiline insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through subsidiaries. Under the New York law, a financial guarantee insurance company must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders' surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

       REINSURANCE

       State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Such companies can use reinsurance to diversify risk, increase underwriting capacity, reduce additional capital needs, stabilize shareholder returns and strengthen financial ratios. See "Insurance Regulatory Matters" below.

       During 1996 and in prior years, AMBAC Indemnity entered into pro rata reinsurance agreements with certain reinsurers which provided for a combination reinsurance program. Each agreement was divided into a quota share program and a surplus share program. Under each agreement, which was renewed on an annual basis, the reinsurer shared the interests and liabilities of AMBAC Indemnity under all municipal bond business (as defined below) written during the term of the agreement. Municipal bond business was defined as all new issue and secondary market insurance policies written by AMBAC Indemnity which were classified by AMBAC Indemnity as municipal bond insurance and which insured bonds satisfying the definition of municipal bonds contained in the applicable laws and regulations in the States of Wisconsin and New York. Any policy written during the term of the agreement was reinsured for the full term of the policy, even if the reinsurer did not renew its participation in AMBAC Indemnity's reinsurance program for subsequent years.

       Under the 1996 quota share program, AMBAC Indemnity ceded a percentage of each insured policy. The surplus share program provided a surplus layer of reinsurance in excess of the quota share percentage which increased AMBAC Indemnity's insurance capacity. A ceding commission was withheld to defray AMBAC Indemnity's underwriting expenses under both the quota share program and surplus share program.

       AMBAC Indemnity has also entered into facultative reinsurance agreements with certain of the same reinsurers that are party to the agreements described above, which allow AMBAC Indemnity to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Under these agreements, portions of AMBAC Indemnity's interests and liabilities are ceded on an issue-by-issue basis. A ceding commission is withheld to defray AMBAC Indemnity's underwriting expenses. In addition, AMBAC Indemnity and MBIA, in conjunction with the MBIA/AMBAC joint venture described above, have entered into facultative reinsurance agreements whereupon each company may reinsure the other on risks insured in conjunction with the joint venture.

       Effective January 1, 1997, AMBAC Indemnity has discontinued the quota share and surplus share reinsurance programs as described above, and will only use facultative reinsurance agreements to reduce its risks and manage its insurance portfolio in the future.

       As of December 31, 1996, AMBAC Indemnity had retained approximately 85% of its gross insurance in force of $268.9 billion and had ceded approximately 15% to its treaty and facultative reinsurers. See Note 4 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       As a primary insurer, AMBAC Indemnity is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with AMBAC Indemnity. To minimize its exposure to significant losses from reinsurer insolvencies, AMBAC Indemnity evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. AMBAC Indemnity's current reinsurers are Aachener Ruckversicherungs, AXA Re Finance, Capital Markets Assurance Corporation, Capital Reinsurance Company, Enhance Reinsurance Company, MBIA and Royal Reinsurance Company, Ltd.. The majority of these reinsurers have long-standing relationships with AMBAC Indemnity. In addition, Aachener Ruckversicherungs, AXA Re Finance and Royal Reinsurance Company, Ltd., are multiline insurance companies which are diversified by the lines of insurance they underwrite.

       RATING AGENCIES

       Moody's, S&P, Fitch and Nippon periodically review the business and financial condition of AMBAC Indemnity and other companies providing financial guarantee insurance. These rating agencies' reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by AMBAC Indemnity to confirm that AMBAC Indemnity continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain AMBAC Indemnity's triple-A claims-paying ability ratings. A rating by Moody's, S&P, Fitch or Nippon, however, is not a "market rating" or a recommendation to buy, hold or sell any security. See "Underwriting Guidelines, Policies and Procedures" above. AMBAC Indemnity's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

       INSURANCE REGULATORY MATTERS

       GENERAL LAW

       AMBAC Indemnity is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and Guam. It is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. AMBAC Indemnity is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, AMBAC Indemnity's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") (the last such examination having been conducted in 1992 for the period ended December 31,
1991) and other state insurance regulatory authorities. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       The Company believes that AMBAC Indemnity is in material compliance with all applicable insurance laws and regulations.

       INSURANCE HOLDING COMPANY LAWS

       Under the Wisconsin insurance holding company laws, any acquisition of control of the Company and thereby indirect control of AMBAC Indemnity requires the prior approval of the Wisconsin Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this 10% test, the Company believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of the Company would be deemed to have control of AMBAC Indemnity within the meaning of the Wisconsin Insurance Laws.

       Pursuant to these laws, both J.P. Morgan & Co. Incorporated and Harris Associates, L.P. each obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of the Company's outstanding stock. As of December 31, 1996 their respective percentages of ownership were approximately 12.9% and 11.4%. In their respective requests for approval from the Wisconsin Commissioner, each entity disclaimed any present intention to exercise control over the Company or AMBAC Indemnity or to control or attempt to control the management or operations of the Company or AMBAC Indemnity.

       The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between AMBAC Indemnity and companies affiliated with AMBAC Indemnity.

       WISCONSIN DIVIDEND RESTRICTIONS

       Pursuant to the Wisconsin Insurance Laws, AMBAC Indemnity may declare dividends, subject to any restriction in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to shareholders (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of
(a) 10% of policyholders' surplus as of the preceding December 31 or (b) the greater of (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

       On April 30, 1996, AMBAC Indemnity, in conjunction with the sale of the Company's remaining holdings of HCIA common stock, delivered to the Company (in the form of an extraordinary dividend) its 2,378,672 shares of HCIA common stock, at fair value. The Wisconsin Commissioner approved such dividend. As a result, any dividends paid by AMBAC Indemnity to the Company through June 30, 1997 require pre-approval from the Wisconsin Commissioner. The Wisconsin Commissioner has stated to AMBAC Indemnity management that it does not foresee any reason pre-approval of anticipated dividends on the common stock of AMBAC Indemnity to be paid through June 30, 1997 would not be given. Anticipated AMBAC Indemnity common stock dividends paid thereafter and through year-end 1997, will not require such pre-approval. During 1996, AMBAC Indemnity paid to the Company cash dividends on its common stock totaling $40.0 million. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       NEW YORK FINANCIAL GUARANTEE INSURANCE LAW

       New York's comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantee insurers licensed to do business in New York, including AMBAC Indemnity. This law requires a financial guarantee insurer to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989, and, with respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending upon the type of obligation guaranteed. This reserve must be maintained for the periods specified above, except that withdrawals by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Financial guarantee insurers are also required to maintain case basis loss and loss adjustment expense reserves and unearned premium reserves on bases established by the regulations.

       The New York financial guarantee insurance law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the insured average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the insurer's policyholders' surplus and contingency reserves. In addition, insured principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the insurer's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of insured obligations, including structured finance obligations.

       Aggregate risk limits are also established on the basis of aggregate net liability and policyholders' surplus requirements. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations insured, net of reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations.

       FINANCIAL GUARANTEE INSURANCE REGULATION IN OTHER STATES

       The Wisconsin Insurance Laws have regulations of municipal bond insurers similar in structure to those in effect in New York. Under the Wisconsin regulations, AMBAC Indemnity must establish a contingency reserve in an amount equal to 50% of net statutory earned premium on municipal bond insurance policies. This reserve must be maintained for 20 years. However, the regulations provide that compliance with contingency reserve provisions under statutes in other jurisdictions which result in greater contributions than under the Wisconsin regulations is deemed to constitute compliance with the Wisconsin regulations. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of AMBAC Indemnity's policyholders' surplus. In addition, AMBAC Indemnity's cumulative net liability, defined as one-third of one percent of the insured unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve.

       California has a financial guarantee insurance law similar in structure and effect to the New York statute. None of the risk limits established in California's legislation with respect to business transacted by AMBAC Indemnity are more stringent in any material respect than the corresponding provisions in the New York financial guarantee insurance statute. California law requires a financial guarantee insurer to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989, and, with respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals a percentage of principal outstanding, varying from 0.80% to 3.00%, depending upon the type of obligation guaranteed. This reserve must be maintained for the periods specified above, except that withdrawals by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. AMBAC Indemnity's reported contingency reserve is equal to the greater of the required reserve as calculated under New York and California law.

       In addition to the laws and regulations of New York, Wisconsin and California, AMBAC Indemnity is subject to laws and regulations of other states concerning the transaction of financial guarantee insurance, none of which is more stringent in any material respect than the New York financial guarantee insurance statute.

       FINANCIAL SERVICES
       ------------------

       The Company's Financial Services Division provides investment contracts, municipal interest rate swaps and investment management and advisory services principally to states, municipalities, municipal authorities and hospitals and health organizations.

       Financial services revenues are derived from (i) net investment income,
(ii) net swap trading revenues, (iii) fund management and advisory revenues, and
(iv) realized gains and losses. Excluding transactions with affiliates, total revenues were $22.2 million, $13.0 million and $16.7 million in 1996, 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       The principal competitive factors among providers of municipal investment contracts are (i) contract rates, (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed investment contract, (iii) the financial strength of the financial services provider, and
(iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that the MIC business competes favorably with respect to each of these factors.

       The principal competitive factors among providers of municipal interest rate swap contracts are (i) pricing of contracts, (ii) the financial strength of the financial services provider, (iii) the ability to structure a complete financial package, and (iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that AFS competes favorably with respect to each of these competitive factors.

       The principal competitive factors among providers of investment management and advisory service are (i) pricing of services, (ii) investment returns, (iii) the ability to provide services tailored to customers needs, and
(iv) the quality of service provided to customers. The Company believes that Cadre competes favorably with respect to each of these competitive factors.

       MUNICIPAL INVESTMENT CONTRACT BUSINESS

          In 1992, the Company formed its MIC business, with the principal purpose of providing municipal investment contracts and municipal investment repurchase contracts primarily to states, municipalities and municipal authorities. Investment contracts are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The municipal investment contract provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of AMBAC Indemnity's insurance policy which guarantees the MIC business' performance.

          The MIC business manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate) and credit risk. The MIC business' asset-liability guidelines stipulate that the effective duration of the invested assets, including hedges, must be matched to the effective duration of the municipal investment contract liabilities. The MIC business maintains expected cash flow matching of invested assets (including hedges) to funded liabilities in order to minimize market and liquidity risk.

       A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the municipal investment contracts that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular reevaluation and reprojection of draw down schedules. Investments are restricted to fixed income securities with a minimum average credit quality of Aa/AA. Based upon management's projections, the MIC business maintains funds invested in cash and cash equivalents to meet short term liquidity needs.

       The MIC business uses interest rate contracts in the normal course of business for hedging purposes as part of its overall interest rate risk management. Several of its interest rate contracts have been entered into with its affiliate, AFS. Interest rate contracts used by the MIC business include financial instruments with off-balance sheet risk such as interest rate futures contracts, interest rate swap agreements and a purchased interest rate option contract. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. For further discussion, see Notes 2 and 12 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and are settled in cash. Initial margin requirements are met in cash or other financial instruments, and changes in the contract values are settled daily. Futures contracts have little credit risk since futures exchanges are the counterparties.

       Interest rate swap contracts are agreements where the MIC business agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount. The MIC business is exposed to credit risk in the event counterparties fail to perform according to the terms of the contractual commitments. The MIC business deals only with counterparties of high credit quality and as such, does not expect any counterparties to fail to meet their obligations.

       Credit risk is also likely to be a factor on longer term investment contracts where credit deterioration or the default of an issuer would increase the likelihood of early withdrawal of funds. The MIC business and AMBAC Indemnity have various procedures and controls in place to monitor the credit risk of these contracts, including the initial credit approval process and the continuous monitoring of credit exposure.

       The following table sets forth the net payments due under the MIC business' municipal investment contracts in each of the next five years ending December 31, and the period thereafter, based on expected call dates:

                OBLIGATIONS UNDER MUNICIPAL INVESTMENT CONTRACTS

                                                       PRINCIPAL AMOUNT (1)
----------------------------------------------------------------------------

($ In Thousands)

1997.....................................................  $  945,960
1998.....................................................     677,213
1999.....................................................     443,880
2000.....................................................      43,234
2001.....................................................      82,174
All later years..........................................     528,830
                                                           ----------
                                                           $2,721,291
                                                           ==========

(1) As of December 31, 1996, the interest rates on these agreements ranged from 4.23% TO 8.14%.

       AMBAC FINANCIAL SERVICES, LIMITED PARTNERSHIP

          In 1994, the Company formed AFS with the purpose of providing interest rate swaps primarily to states, municipalities, municipal authorities and other entities in connection with their financings. In addition, AFS also provides interest rate swaps to the MIC business, an affiliate. AFS commenced operations in September 1994 and manages its business with the goal of being market neutral to changes in overall interest rates, while retaining "basis risk," the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. The interest rate swaps provided by AFS are insured by AMBAC Indemnity through policies which guarantee the obligations of AFS and its counterparties.

          AFS is a limited partnership. AMBAC Indemnity, the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of AFS. AMBAC Financial Services Holdings, Inc. ("AFS Holdings"), a wholly-owned subsidiary of the Company, the sole general partner, owns a general partnership interest representing 10% of the total partnership interest in AFS.

       Interest rate swaps are agreements to exchange with a counterparty, a stream of periodic payments calculated by reference to agreed upon interest rates, indices and notional amounts.

       In the ordinary course of business, AFS manages a variety of risks principally (i) credit, (ii) market, (iii) liquidity, (iv) operational, and (v) legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. Below is a discussion of these risks:

       (i) Credit risk relates to the ability of counterparties to perform according to the terms of their contractual commitments. Various procedures and controls are in place to monitor the credit risk of interest rate swaps. These include the initial credit approval process, the establishment of credit limits, management approvals and a process that ensures the continuous monitoring of credit exposure.

       (ii) Market risk relates to the impact of price changes on future earnings. This risk is a consequence of AFS's market-making activities in the municipal interest rate swap market. The principal market risk is basis risk, the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. Since the third quarter of 1995, all municipal interest rate swaps transacted contain provisions which are designed to protect AFS against certain forms of tax reform, thus mitigating its basis risk. An independent risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

       The estimation of potential losses arising from adverse changes in market relationships, known as "value-at-risk," is a key element in managing market risk. AFS has developed a value-at-risk methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. AFS estimates value at risk utilizing historical short-term and long-term interest rate volatilities and the relationship between changes in tax-exempt and taxable interest rates calculated on a consistent daily basis. AFS's value-at-risk, calculated at a 99% confidence level, averaged approximately $1.4 million in both 1996 and 1995. AFS's value-at-risk ranged from a high of $2.6 million to a low of $1.1 million for 1996 and from a high of $2.1 million to a low of $0.7 million for 1995. Since no single measure can capture all dimensions of market risk, AFS bolsters its value at risk methodology by performing daily analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of market conditions, however improbable, which might cause abnormal volatility swings or disruptions of market relationships.

       (iii) Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in swaps and in futures contracts used to hedge swaps. AFS manages liquidity risk by maintaining cash and cash equivalents, closely matching the dates swap payments are made and received, and limiting the amount of risk hedged by futures contracts.

       (iv) Operational risk relates to the potential for loss caused by a breakdown in information, communication, and settlement systems. AFS mitigates operational risk by maintaining a comprehensive system of internal controls. This includes the establishment of systems and procedures to monitor transactions and positions, documentation and confirmation of transactions, ensuring compliance with regulations.

       (v) Legal risk relates to the uncertainty of the enforceability, through legal or judicial processes, of the obligations of AFS's counterparties, including contractual provisions intended to reduce credit exposure by providing for the offsetting or netting of mutual obligations. AFS seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers, to analyze and understand the nature of legal risk, to improve documentation, and to strengthen transaction structure.

       For further discussion, see Notes 2 and 13 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

       CADRE FINANCIAL SERVICES, INC.

       Effective December 31, 1996, the Company completed its acquisition of certain assets including the name and assumption of certain liabilities of Cadre Financial Services, Inc. ("Cadre"). Cadre is registered as an investment adviser with the Securities and Exchange Commission and with certain states that currently require such registration. As a registered adviser, Cadre is subject to regulation in certain aspects of its business, particularly with respect to advisory activities on behalf of investment companies.

       Cadre provides administrative services to money market funds which were established to enable qualified participants, primarily school districts and municipalities, to pool available moneys for investment. At December 31, 1996, Cadre was providing investment administration services for approximately 2,600 clients with approximately $5.9 billion in assets. Marketing and investment advisory services are also provided to the participants of these and other registered funds. Included in the assets under administration at December 31, 1996, were approximately $1.9 billion of assets for which Cadre provides direct investment advisory services. Other investment services are provided to fund participants including placing certificates of deposit with qualified financial institutions and purchasing commercial paper, bankers' acceptances and U.S. government securities through dealers.

       Fees from the money market funds for which Cadre performs services are based on percentages of the average daily net assets of such funds. Fees for placement of certificates of deposit and other fixed-rate investments on behalf of participants in funds are based on the value and time to maturity of the related investment. Fixed-rate investment fees are recorded upon placement of the instrument since, at that time, substantially all of Cadre's obligations have been fulfilled.

INVESTMENTS AND INVESTMENT POLICY

       As of December 31, 1996, the consolidated investments of the Company had an aggregate fair value of $5.2 billion and an aggregate amortized cost of $5.1 billion. These investments are managed internally by officers of the Company and its subsidiaries, who are experienced investment managers. In the normal course of business, the Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. These interest rate contracts include interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. All investments, including interest rate contracts, are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors, including guidelines relating to quality, risk concentration and holding period. These guidelines are periodically reviewed and revised as appropriate.

       Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities 115," the Company has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

       As of December 31, 1996, AMBAC Indemnity's investment portfolio had an aggregate fair value of $2.5 billion and an aggregate amortized cost of $2.4 billion. The investment policy established by the Board of Directors of AMBAC Indemnity for its investments is designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by AMBAC Indemnity. AMBAC Indemnity's current investment policy only permits investment in investment grade fixed-income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration AMBAC Indemnity's desire for both current income and long-term capital growth. AMBAC Indemnity is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, AMBAC Indemnity's Board of Directors approves each specific investment transaction of AMBAC Indemnity. See "Insurance Regulatory Matters -- General Law" above.

       As of December 31, 1996, the MIC business' investment portfolio had an aggregate fair value of $2.6 billion and an aggregate amortized cost of $2.6 billion. The investment policy established by the Board of Directors of the MIC business for its investments is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. The MIC business also uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. For further discussion, see "Municipal Investment Contract Business."

       The following tables set forth certain information concerning the investments of the Company:

                           INVESTMENTS BY RATING (1)
                            AS OF DECEMBER 31, 1996


                                                % OF INVESTMENT
RATING                                              PORTFOLIO
----------------------------------------------  ----------------

AAA (2).......................................          62%
AA............................................          17
A.............................................          20
BBB...........................................           1
Not Rated..                                              -
                                                    -------
                                                       100%
                                                    =======


(1) Ratings represent S&P categories.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 33% of the total investment portfolio.


                             SUMMARY OF INVESTMENTS
                               AS OF DECEMBER 31,

                            ----------------------------------------------------------------------------------------------
                                       1996                             1995                            1994
                            -----------------------------    ------------------------------    ---------------------------
                                             WEIGHTED                          WEIGHTED                      WEIGHTED
                             CARRYING         AVERAGE        CARRYING           AVERAGE        CARRYING       AVERAGE
INVESTMENT CATEGORY            VALUE         YIELD (1)(2)      VALUE           YIELD (1)(2)     VALUE        YIELD(1)(2)
--------------------------  ----------     --------------    ---------       ---------------   ---------     ------------
($ In Thousands)
Long-term investments:
 Taxable bonds.............      $3,105,120      6.69%      $2,605,001           6.91%        $2,174,075        6.47%
 Tax-exempt bonds..........       1,982,911      6.21        1,659,903           6.17          1,452,104        6.35
                                 -----------                 ----------                       ----------
   Total long-term
    investments............       5,088,031      6.52        4,264,904           6.59          3,626,179        6.42

Short-term investments (3).         112,511      5.24          176,689           5.72            137,975        5.49
                                 ----------                 ----------                        ----------
   Total investments.......      $5,200,542      6.46%      $4,441,593           6.56%        $3,764,154        6.39%
                                 ==========                 ==========                        ==========

(1) Yields presented include assets held in the MIC business portfolio. Interest expense on related municipal investment contracts was $154.5 million, $127.6 million and $92.4 million in 1996, 1995 and 1994, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost. Yields on tax-exempt bonds represent taxable equivalent yields.
(3) Includes taxable and tax-exempt investments.

                          INVESTMENTS BY SECURITY TYPE
                               AS OF DECEMBER 31,

                              ------------------------------------------------------------------------------------------------------

                                              1996                              1995                             1994
                              --------------------------------- ---------------------------------- ---------------------------------

                                                 WEIGHTED                          WEIGHTED                       WEIGHTED
                                CARRYING          AVERAGE          CARRYING         AVERAGE         CARRYING       AVERAGE
INVESTMENT CATEGORY              VALUE           YIELD  (1) (2)     VALUE          YIELD (1) (2)      VALUE        YIELD  (1)(2)
--------------------------    ---------------   --------------    --------------   -------------    ------------  --------------
($ In Thousands)
Municipal obligations......         $1,982,911             6.21%      $1,659,903        6.17%        $1,452,104         6.35%
Corporate securities.......            963,890             7.56          828,060        7.67            525,444         7.82
U.S. government obligations            102,430             6.09          227,425        6.51            109,709         6.75

Mortgage- and asset-backed
 securities (includes U.S.
 Government Agency
 obligations) (3)..........          2,035,115             6.35        1,549,516        6.48          1,538,922         5.96

Other......................              3,685             3.50               --          --                 --           --
                                --------------                   ---------------                    -----------
   Total long-term
    investments............          5,088,031             6.52        4,264,904        6.59          3,626,179         6.42

Short-term investments (4).            112,511             5.24          176,689        5.72            137,975         5.49
                                --------------                   ---------------                  ----------------
   Total investments.......         $5,200,542             6.46%      $4,441,593        6.56%        $3,764,154         6.39%
                                ==============                   ===============                  ===============

(1) Yields presented include assets held in the MIC business portfolio. Interest expense on related municipal investment contracts was $154.5 million, $127.6 million and $92.4 million in 1996, 1995 and 1994, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost. Yields on tax-exempt bonds represent taxable equivalent yields.
(3) The actual maturity dates of mortgage-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of pre-payment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.


                    DISTRIBUTION OF INVESTMENTS BY MATURITY
                            AS OF DECEMBER 31, 1996


                                           AMORTIZED    ESTIMATED
MATURITY                                     COST      FAIR VALUE
----------------------------------------  -----------  -----------
($ In Thousands)

Due in one year or less (1).............   $  140,921   $  141,028
Due after one year through five years...      344,615      354,696
Due after five years through ten years..      279,108      290,987
Due after ten years.....................    2,291,165    2,378,716
                                           ----------   ----------
                                            3,055,809    3,165,427
Mortgage- and asset-backed securities
 (2)....................................    2,035,719    2,035,115
                                           ----------   ----------
Total investments.......................   $5,091,528   $5,200,542
                                           ==========   ==========


(1) Includes long-term investments in the amount of $28.4 million maturing within one year.
(2) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of pre-payment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.

       For further discussion, see Note 3 of Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Stockholders.

EMPLOYEES

       As of December 31, 1996, the Company and its subsidiaries had 225 employees. None of the employees is covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

      The principal executive offices of the Company are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

      AMBAC Indemnity maintains its principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 97,000 square feet of office space, under an agreement which expires on September 30, 2014. AMBAC Indemnity also maintains offices in London, England and Westport, Connecticut.

      The MIC business and AFS maintain their principal executive offices at 300 Nyala Farms Road, Westport, Connecticut 06880. This office space consists of approximately 21,000 square feet under a lease agreement which expires on March 31, 2005. The lease contains one option to renew for an additional period of five years.

      Cadre maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. The office building was acquired by the Company as part of the acquisition of Cadre. It consists of approximately 15,000 square feet of office space and storage.

      In addition, the Company owns certain interests in real estate acquired in connection with the defeasance of AMBAC Indemnity's policy obligations with respect to certain industrial revenue bonds.

ITEM 3.  LEGAL PROCEEDINGS.

      There are no material lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its majority-owned subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information relating to the principal market on which the Company's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on page 52 of the Company's 1996 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 21, 1997, there were 101 stockholders of record of the Company's Common Stock, which is listed on the New York Stock Exchange.

      On December 31, 1996, the Company issued 214,192 shares of its Common Stock ("Private Shares") to Cadre Financial Services, Inc. ("Cadre") in exchange for substantially all of its assets and its name. The aggregate amount of assets acquired for the Private Shares plus cash totaled approximately $20.0 million, including goodwill. The Private Shares were issued in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Cadre represented to the Company that it acquired the Private Shares for its own account and not with a view to, or for resale in connection with, a distribution except to its shareholders. Cadre and each shareholder represented to the Company that its knowledge and experience in financial and business matters was such that Cadre and each shareholder was capable of evaluating the merits and risks of the investment. Each Cadre shareholder agreed that it will not transfer, sell or otherwise dispose of the Private Shares, except as permitted under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

      Selected financial data for the Company and its subsidiaries for each of the last five fiscal years is set forth under the caption "Financial Highlights" on page 3 of the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 30 to 49 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 21 through 28 of the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 30 to 49 of such Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The 1996 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 29 through 49 of the Company's 1996 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information relating to the Company's directors and executive officers is set forth on pages 7, 8, 10, 11 and 23 to 24 of the Company's 1996 Proxy Statement and such information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         Information relating to compensation of the Company's directors and executive officers is set forth on pages 9 and 10 and on pages 12 to 18 of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information relating to security ownership of certain beneficial owners and management is set forth on pages 5 to 7 of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information relating to certain relationships and related transactions is set forth on page 10 of the Company's 1997 Proxy Statement and such information is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.   Financial Statements
          --------------------

         The following consolidated financial statements included in the 1996 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                   PAGE NUMBER
                                                                    IN ANNUAL
                                                                      REPORT
                                                                 -------------

         Independent Auditors' Report.................................    29

         Consolidated Balance Sheets as of
         December 31, 1996 and 1995...................................    30

         Consolidated Statements of
         Operations for each of the years
         ended December 31, 1996, 1995 and
         1994.........................................................    31

         Consolidated Statements of
         Stockholders' Equity for each of
         the years ended December 31, 1996,
         1995 and 1994................................................    32

         Consolidated Statements of Cash
         Flows for each of the years ended
         December 31, 1996, 1995 and 1994.............................    33

         Notes to Consolidated Financial
         Statements................................................... 34-49

     2.  Financial Statement Schedules
         -----------------------------

         The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

         Independent Auditors' Report                                (Page S-1)

         Schedule I   --  Summary of
                          Investments Other
                          Than Investments
                          in Related Parties                         (Page S-2)


         Schedule II  --  Condensed
                          Financial
                          Information of
                          Registrant (Parent                        (Pages S-3
                          Company Only)                                 to S-5)


        Schedule IV  --  Reinsurance                                 (Page S-6)

     3.   Exhibits
          -----------

     The following items are annexed as exhibits:

     Exhibit Number     Description
     ---------------    -----------

     3.01 Conformed Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on June 7, 1991. (Filed as Exhibit 3.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-40306) and incorporated herein by reference.)

     3.02 Amendment to the Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on June 22, 1992. (Filed as Exhibit
                         3.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

     3.03                By-laws of the Company, as amended on January
                         29, 1997.

     4.01 Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to the Company's Registration Statement on Form S-1 (Reg. No. 33-45201) and incorporated herein by reference.)

     4.02 Definitive Engraved Stock Certificate representing shares of Common Stock, as amended. (Filed as Exhibit
                         10.16 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996 and incorporated herein by reference.)

     4.03 Indenture, dated as of August 1, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Filed as Exhibit 4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

     4.04 Rights Agreement, dated as of January 31, 1996, between AMBAC Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 27, 1996 and incorporated herein by reference.)

      10.01(a)*          Amendment and Restated Employment Agreement dated as of
                         December 31, 1994, between the Company and Phillip B.
                         Lassiter. (Filed as Exhibit 10.12 to the Company's
                         Quarterly Report on Form 10-Q for the period ended
                         March 31, 1995, and incorporated herein by reference.)

      10.01(b)*          Amendment to Amended and Restated Employment Agreement
                         dated as of January 29, 1997 between the Company and Phillip B. Lassiter.

      10.02* AMBAC Inc. 1991 Stock Incentive Plan (as amended through January 29, 1997).

      10.03*             AMBAC Inc. 1991 Non-Employee Directors Stock Plan.
                         (Filed as Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

      10.04* Amended and Restated Form of Award and Cancellation Agreement, dated as of June 5, 1992. (Filed as Exhibit
                         10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

      10.05* AMBAC Inc. Deferred Compensation Plan for Outside Directors and Eligible Senior Officers, effective as of December 1, 1993 and amended as of December 30, 1994. (Filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)


      10.06(a)*          Form of Management Retention Agreement dated as of
                         December 30, 1994. (Filed as Exhibit 10.13 to the
                         Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995, and incorporated herein by reference.)


      10.06(b)*          Form of Amendment to Management Retention Agreement
                         dated as of January 29, 1997.

      10.07* The AMBAC Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit
                         10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

-------------------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ----------

     10.08* AMBAC Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

     10.09* AMBAC Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

     10.10 Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and AMBAC Indemnity Corporation. (Filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

     10.11 Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., AMBAC Inc., AMBAC Indemnity Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as
                         Exhibit 10.02 to the Company's Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

     10.12 Second Amended and Restated U.S. $100,000,000 Credit Agreement, dated as of July 21, 1995 (the "BNS Credit Agreement") among the Company and AMBAC Indemnity Corporation as the Borrowers, Certain Commercial Lending Institutions as the Lenders, The Bank of Nova Scotia, acting through its New York Agency, and Citibank, N.A., as the Co-Agents for the Lenders, and The Bank of Nova Scotia, acting through its New York Agency, as the Administrative Agent. (Filed as Exhibit
                         10.15 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.)

     10.13 Credit Agreement, dated December 2, 1993 (the "Deutsche Bank Credit Agreement") between AMBAC Indemnity Corporation and Deutsche Bank AG (New York Branch), Individually and as Agent. (Filed as Exhibit 10.09 to the Company's Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

----------------------------------------
*Management contractt or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

10.14 Amendment No. 1 to the Deutsche Bank Credit Agreement, dated as of December 2, 1994 between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent. (Filed as Exhibit 10.11 to the Company's Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.)

10.15 Amendment No. 2 to the Deutsche Bank Credit Agreement, dated as of December 1, 1995, between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent. (Filed as Exhibit 10.15 to the Company's Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

10.16 Amendment No. 3 to the Deutsche Bank Credit Agreement, dated as of December 2, 1996, between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent.

10.17 Amendment No. 4 to the Deutsche Bank Credit Agreement, dated as of February 14, 1997, between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent.

10.18 Letter Agreement, dated as of August 1, 1996 between Gregory & Hoenemeyer, Inc. and AMBAC Capital Corporation. (Filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

11.00                    Statement re computation of per share earnings.

13.01 Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions which are expressly incorporated by reference.)

21.01                    List of Subsidiaries of AMBAC Inc.

24.01                    Power of Attorney from Phillip B. Lassiter.

24.02                    Power of Attorney from Michael A. Callen.

24.03                    Power of Attorney from Renso L. Caporali.

24.04                    Power of Attorney from Richard Dulude.

24.05                    Power of Attorney from W. Grant Gregory.

24.06                    Power of Attorney from C. Roderick O'Neil.

27.00                    Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 1996.
                              --------
However, on February 14, 1997, the Company filed a Current Report on Form 8-K
                                                                     --------
with its January 30, 1997 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1996 and the year ended December 31, 1996. On March 12, 1997, the Company filed a Current Report on Form 8-K containing the consolidated financial statements
                    --------
(with independent auditors' report thereon) of AMBAC Indemnity Corporation and Subsidiaries as of December 31, 1996 and 1995.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMBAC INC.
                                        (Registrant)

Dated: March 31, 1997                   By:   /s/ Frank J. Bivona
                                           -----------------------------
                                        Name:  Frank J. Bivona
                                        Title:    Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                               Date
---------                    --------                           -------

Phillip B. Lassiter*         Chairman, President                  March 31, 1997
---------------------------  and Chief Executive Officer
Phillip B. Lassiter          and Director (Principal Executive
                             Officer)

 /s/ Frank J. Bivona         Senior Vice President,               March 31, 1997
---------------------------  Chief Financial Officer and
Frank J. Bivona              Treasurer (Principal Financial
                             and Accounting Officer)


Michael A. Callen*           Director                             March 31, 1997
---------------------------
Michael A. Callen

Renso L. Caporali*           Director                             March 31, 1997
---------------------------
Renso L. Caporali

Richard Dulude*              Director                             March 31, 1997
---------------------------
Richard Dulude

W. Grant Gregory*            Director                             March 31, 1997
---------------------------
W. Grant Gregory

C. Roderick O'Neil*          Director                             March 31, 1997
---------------------------
C. Roderick O'Neil

---------------------

* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                   By:   /s/ Frank J. Bivona
                                        ----------------------
                                             Frank J. Bivona
                                             Attorney-in-fact

                                                                      APPENDIX A



                                 TYPES AND RATINGS OF BONDS

TYPES OF BONDS INSURED - MUNICIPAL


     General Obligation Bonds.  These bonds are supported by the general
     ------------------------
obligation of the issuer to pay from available funds and by a pledge of the issuer to levy property taxes sufficient in amount to provide for the full payment of the bonds.

     Utility Revenue Bonds.  This category includes primarily revenue bonds
     ---------------------
supported by a pledge of revenues from municipal utility systems that supply basic services to the community. In most cases the utility systems are subject to little competition, if any. These issuers typically have control over their utility rates and are required by their bond indentures to raise rates as necessary to meet certain debt service coverage requirements. This category also includes bonds secured by revenues of major power generation or regional water or sewer facilities which serve many local utilities.

     Tax-Backed Revenue Bonds.  This category includes a wide range of issues
     ------------------------
secured by various municipal taxes (including sales and excise taxes), assessments and fees. Bond proceeds are typically used for local municipal purposes such as the construction of roads and municipal buildings.

     Health Care Revenue Bonds.  This category includes both long-term issues
     -------------------------
for capital construction of hospitals and medium-term pool issues for hospital equipment purchase purposes.

     Transportation Revenue Bonds.  This category includes a range of revenue
     ----------------------------
bonds, including revenue bonds for airports, toll roads, bridges, tunnels and parking facilities.

     Investor-Owned Utilities.  This category includes bonds that are sold by
     ------------------------
electric, gas and water utilities, generally secured by a first mortgage lien on the utility's assets and are payable from the utility revenues derived from the sale of an essential service.

     Higher Education Bonds.  This category includes both public and private
     ----------------------
college and university bonds issued to finance general university improvements or specific projects the payment of which is secured by the general credit of the institution, tuition or unrestricted revenues, student fees or auxiliary enterprise fees.

     Student Loan Bonds.  These bonds include issues to finance the origination
     ------------------
of student loans or the purchase of student loans from eligible lenders in the state and are often insured by state guarantee agencies and reinsured by the federal government through the Department of Education.

     Housing Revenue Bonds.  This category includes both multi-family and
     ---------------------
single-family housing bonds which exhibit multi-tiered security structures based on the underlying mortgages, reserve funds, and various combinations of features which might include FHA or private mortgage insurance, bank letters of credit, the general obligation of the issuing housing agency and, in some cases, a state's "moral obligation" (that is, not a legally binding commitment) to make up deficiencies.

TYPES OF BONDS INSURED - STRUCTURED FINANCE AND ASSET-BACKED

     Asset-Backed Obligations.  These obligations are typically issued in
     ------------------------
connection with transactions in which the securities being issued are secured by or payable from a specific pool of assets, such as residential mortgages and high quality corporate trade receivables and securities, having an ascertainable cash flow or market value and held by a special purpose issuing entity. While most asset-backed obligations are secured by or represent interest in pools of assets, some of these asset-backed obligations can be secured by one or a few assets.


     Home Equity Security.  A financial instrument whose collateral and source
     --------------------
of repayment consist of a pool of individual home equity loans. Such loans may have a first or second lien position, or be unsecured.

     Mortgage Backed Security.  A financial instrument whose collateral and
     ------------------------
source of repayment consist of a pool of individual residential first mortgage loans.

     Sovereign Obligation.  The financial obligation, such as a bond or note, of
     --------------------
a national government.


     Special Revenue Bond.  A bond whose sole source of repayment is the
     --------------------
revenues derived from a specific project, such as a toll road or a mass transit system, financed with such bonds. Such bonds typically have no recourse to any other entity, government or taxing authority.

     Subsovereign Obligation.  The financial obligation, such as a bond or note,
     -----------------------
of the government of a political subdivision of a country, such as a state or department.

TYPES OF PROGRAMS

     New issue insurance.  The insurance of bonds at the time of issuance by the
     -------------------
issuer of the bonds.

     Unit investment trust insurance.  The insurance of individual bonds
     -------------------------------
deposited into a unit investment trust while such bonds remain in the unit investment trust, unless an additional premium is paid to extend the insurance coverage to the stated maturity of the bonds.

     Secondary market insurance.  The insurance of individual bonds outstanding
     --------------------------
in the secondary market.

     Mutual fund insurance.  The insurance of individual bonds in insured mutual
     ---------------------
funds. Insurance policies on individual bonds in insured mutual funds are effective only as long as the individual bonds remain in the fund.

     Debt service reserve fund insurance.  Insurance, by means of a debt service
     -----------------------------------
reserve fund surety policy, designed to satisfy debt service reserve fund requirements of municipal bond issuers. The surety policy insures the availability of an amount not to exceed the debt service reserve fund requirement for the issues, which in most cases is the lesser of (a) one year's maximum principal and interest payments and (b) approximately 10% of the original principal amount of a bond issue.


     Structured finance insurance.  The insurance of various types of asset-
     ----------------------------
backed and mortgage-backed financings.

RATINGS OF BONDS

     The following descriptions of credit ratings applicable to bonds are taken from more extensive explanations provided by Standard & Poor's Ratings Group, Moody's Investors Service, Inc., Fitch Investors Service, L.P. and Nippon Investors Service, Inc. All bonds given a rating of BBB or Baa or better are considered by S&P, Moody's, Fitch, and Nippon to be investment grade.

STANDARD & POOR'S RATINGS GROUP

     DEBT RATINGS

     AAA: Debt rated "AAA" has the highest rating assigned by Standard & Poor's. Capacity to pay interest and repay principal is extremely strong.

     AA: Debt rated "AA" has a very strong capacity to pay interest and repay principal and differs from the higher rated issues only in a small degree.

     A: Debt rated "A" has a strong capacity to pay interest and repay principal although it is somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than debt in higher rated categories.

     BBB: Debt rated "BBB" is regarded as having an adequate capacity to pay interest and repay principal. Whereas it normally exhibits adequate protection parameters, adverse economic conditions or changing circumstances are more likely to lead to a weakened capacity to pay interest and repay principal for debt in this category than in higher rated categories.

     BB, B, CCC, CC: Debt rated "BB", "B", "CCC" and "CC" is regarded, on balance, as predominantly speculative with respect to capacity to pay interest and repay principal in accordance with the terms of the obligation. "BB" indicates the lowest degree of speculation and "CC" the highest degree of speculation. While such debt will likely have some quality and protective characteristics, these are outweighed by large uncertainties or major risk exposures to adverse conditions.

     Plus (+) or Minus (-): The ratings from "AA" to "CCC" may be modified by the addition of a plus or minus sign to show relative standing within the major rating categories.

MOODY'S INVESTORS SERVICE, INC.

     DEBT RATINGS

     Aaa: Bonds which are rated "Aaa" are judged to be of the best quality. They carry the smallest degree of investment risk and are generally referred to as "gilt edge." Interest payments are protected by a large or by an exceptionally stable margin and principal is secure. While the various protective elements are likely to change, such changes as can be anticipated are most unlikely to impair the fundamentally strong position of such issues.

     Aa: Bonds which are rated "Aa" are judged to be of high quality by all standards. Together with the "Aaa" group they comprise what are generally known as high grade bonds. They are rated lower than the best bonds because margins of protection may not be as large as in Aaa securities or fluctuation in protective elements may be of greater amplitude or there may be other elements present which make the long-term risk appear somewhat larger than in Aaa securities.

     A: Bonds which are rated "A" possess many favorable investment attributes and are to be considered as upper medium grade obligations. Factors giving security to principal and interest are considered adequate, but elements may be present which suggest a susceptibility to impairment sometime in the future.

     Baa: Bonds which are rated "Baa" are considered to be medium grade obligations: that is, they are neither highly protected nor poorly secured. Interest payments and principal security appear adequate for the present but certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Such bonds lack outstanding investment characteristics and in fact have speculative characteristics as well.

     Ba: Bonds which are rated "Ba" are judged to have speculative elements: their future cannot be considered as well assured. Often the protection of interest and principal payments may be very moderate, and thereby not well safeguarded during both good and bad times over the future. Uncertainty of position characterizes bonds in this class.

FITCH INVESTORS SERVICE, L.P.

     DEBT RATINGS

     AAA: Debt rated "AAA" are bonds considered to be investment grade and of the highest credit quality. The obligor has an exceptionally strong ability to pay interest and repay principal, which is unlikely to be affected by reasonable foreseeable events.

     AA: Debt rated "AA" are bonds considered to be investment grade and of very high credit quality. The obligor's ability to pay interest and repay principal is very strong, although not quite as strong as bonds rated "AAA."

     A: Debt rated "A" are bonds considered to be investment grade and of high credit quality. The obligor's ability to pay interest and repay principal is considered to be strong, but may be more vulnerable to adverse changes in economic conditions and circumstances than bonds with higher ratings.

     BBB: Debt rated "BBB" are bonds considered to be investment grade and of satisfactory credit quality. The obligor's ability to pay interest and repay principal is considered to be adequate. Adverse changes in economic conditions and circumstances, however, are more likely to have an adverse impact on these bonds and, therefore, impair timely payment. The likelihood that the ratings of these bonds will fall below investment grade is higher than for bonds with higher ratings.

     BB, B, CCC, CC: Debt rated "BB", "B", "CCC" and "CC" is regarded, on balance, as predominantly speculative with respect to capacity to pay interest and repay principal in accordance with the terms of the obligation. "BB" indicates the lowest degree of speculation and "CC" the highest degree of speculation. While such debt will likely have some quality and protective characteristics, these are outweighed by large uncertainties or major risk exposures to adverse conditions.

     Plus (+) or Minus (-) signs are used with a rating symbol to indicate the relative position of a credit within the rating category. Plus and minus signs, however, are not used in the "AAA" category.

NIPPON INVESTORS SERVICE, INC.

     DEBT RATINGS

     AAA: Debt rated "AAA" are bonds with the highest degree of certainty regarding the discharge of debt, even under adverse circumstances.

     AA: Debt rated "AA" are bonds with an extremely strong degree of certainty regarding the discharge of debt, even under adverse circumstances.

     A: Debt rated "A" are bonds with a strong degree of certainty regarding the discharge of debt, even under adverse circumstances.

     BBB: Debt rated "BBB" are bonds with an adequate degree of certainty regarding the discharge of debt. However, it can be affected by major adverse changes in circumstances.

     BB, B, CCC, CC, C: Debt rated "BB", "B", "CCC", "CC" or "C" are bonds with varying degrees of uncertainty regarding the discharge of debt. "BB" indicates the lowest degree of uncertainty and therefore the lowest probability of default, "C" the highest degree of uncertainty, and therefore the highest probability of default.

     Plus (+) or Minus (-) signs may be added to ratings from "AA" through "B" to indicate the relative standing within each of these categories.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
AMBAC Inc.:

     Under the date of January 30, 1997, we reported on the consolidated balance sheets of AMBAC Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

     In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG Peat Marwick LLP
New York, New York
January 30, 1997

                          AMBAC INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                        AMOUNT AT
                                                                       WHICH SHOWN
                                           AMORTIZED    ESTIMATED     IN THE BALANCE
TYPE OF INVESTMENT                           COST      FAIR VALUE         SHEET
--------------------------------------    ----------   -----------    --------------
U.S. Government obligations.............   $  102,774   $  102,430     $  102,430
Municipal obligations...................    1,897,518    1,982,911      1,982,911
Mortgage- and asset-backed securities
 (includes U.S. Government Agency
 obligations)...........................    2,035,719    2,035,115      2,035,115

Corporate securities....................      939,312      963,890        963,890
Other fixed maturities..................      116,205      116,196        116,196
                                           ----------   ----------     ----------
     Total investments..................   $5,091,528   $5,200,542     $5,200,542
                                           ==========   ==========     ==========

                                   AMBAC INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)



                                              1996          1995
                                        -------------  ------------
                 ASSETS
 Assets:
 Cash...................................   $        9    $       28
 Investments in subsidiaries............    1,716,328     1,631,886
 Bonds, at fair value
  (amortized cost of $104,925 in 1996
   and $0 in 1995)......................      107,338            --
 Short-term investments, at cost
  (approximates fair value).............       15,722        11,137
 Current income taxes receivable........        3,066            --
 Other assets...........................        5,106         3,751

                                           ----------    ----------
  Total assets..........................   $1,847,569    $1,646,802
                                           ==========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Current income taxes payable...........   $      --     $    7,377
 Debentures.............................      223,798       223,732
 Accrued interest payable...............        6,797         6,825
 Accounts payable and other liabilities.        1,958         4,880
                                           ----------    ----------
   Total liabilities.....................     232,553       242,814
                                           ----------    ----------

Stockholders' equity:

Preferred stock, par value $0.01 per
 share; authorized shares - 4,000,000;
 issued and outstanding shares - none...           --            --

Common Stock, Class A shares, par value
 $0.01 per share; authorized shares -
 20,000,000; issued and outstanding
 shares - none..........................           --            --

Common Stock, par value $0.01 per
 share; authorized shares - 50,000,000;
 issued shares - 35,340,192 at December
 31, 1996 and at December 31, 1995......          353           353
Additional paid-in capital..............      498,401       492,495
Unrealized gains on investments, net of
 tax....................................       58,911       102,470
Retained earnings.......................    1,072,418       819,479
Common Stock held in treasury at cost,
 249,807 shares at December 31, 1996
 and 276,619 at December 31, 1995.......      (15,067)      (10,809)
                                           ----------    ----------
    Total stockholders' equity..........    1,615,016     1,403,988
                                           ----------    ----------
    Total liabilities and stockholders'
      equity............................   $1,847,569    $1,646,802
                                           ==========    ==========


                                   AMBAC INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
            CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                         THREE YEARS ENDED DECEMBER 31,
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                              1996         1995        1994
                                          ------------ ----------- ----------
Revenues:
  Dividend income.......................   $   44,000    $ 40,000    $ 36,000
  Extraordinary dividend (1)............      115,865          --          --
  Interest and other income.............        7,589         389       1,841
  Net realized gains (losses)...........       66,633      19,103      (2,632)
                                           ----------    --------     -------
   Total revenues.......................      234,087      59,492      35,209
                                           ----------    --------     -------

Expenses:

  Interest expense......................       18,852      19,467      17,469
  Operating expenses....................        3,477       1,531       2,041
                                           ----------    --------     -------
   Total expenses.......................       22,329      20,998      19,510
                                           ----------    --------     -------

Income before income taxes and equity
 in undistributed net income of
 subsidiaries...........................      211,758      38,494      15,699
Federal income tax expense (benefit)....       18,203         155      (7,890)
                                           ----------    --------     -------

Income before equity in undistributed
 net income of subsidiaries.............      193,555      38,339      23,589

Equity in undistributed net income of
 subsidiaries...........................       82,762     129,256     117,516
                                           ----------    --------     -------

Net income..............................      276,317     167,595     141,105
Common dividends........................      (21,500)    (19,484)    (17,429)
Other...................................       (1,878)     (1,761)       (328)
Retained earnings at beginning of period      819,479     673,129     549,781
                                           ----------    --------     -------

Retained earnings at end of period......   $1,072,418    $819,479    $673,129
                                           ==========    ========    ========

(1) Represents fair value of 2,378,672 shares of HCIA common stock received from AMBAC Indemnity in the form of an extraordinary dividend on April 30, 1996.

                                  AMBAC INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED DECEMBER 31,
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             1996        1995        1994
                                        ----------- ----------- -------------

Cash flows from operating activities:
  Net income............................  $ 276,317   $ 167,595   $ 141,105
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
  Equity in undistributed net income of
   subsidiaries.........................    (82,762)   (129,256)   (117,516)
  Extraordinary dividend(1).............   (115,865)         --          --
  (Decrease) increase in accrued
   interest payable.....................        (28)         28          --
  (Gain) loss on sale of investments....    (66,633)    (19,103)      2,632
  (Decrease) increase in current income
   taxes payable........................    (10,443)      6,176      (1,552)
  Other, net............................     (8,292)       (941)      3,117
                                          ---------   ---------   ---------

  Net cash (used in) provided by
   operating activities.................     (7,706)     24,499      27,786
                                          ---------   ---------   ---------
Cash flows from investing activities:
  Proceeds from sales of bonds..........     17,396          --      17,205
  Purchases of bonds....................   (121,734)         --          --
  Proceeds from sale of affiliate.......    202,609      28,502          --
  Change in short-term investments......     (4,585)      2,108       1,591
  Other, net............................     13,842          --          --
                                          ---------   ---------   ---------
   Net cash provided by investing
    activities..........................    107,528      30,610      18,796
                                          ---------   ---------   ---------
Cash flows from financing activities:
  Dividends paid........................    (21,500)    (19,484)    (17,429)
  Proceeds from issuance of common stock         --          --         164
  Purchases of treasury stock...........    (31,751)     (5,913)    (11,907)
  Proceeds from sale of treasury stock..     17,211       6,302         709
  Contribution to subsidiaries..........    (63,801)    (36,001)    (18,105)
                                          ---------   ---------   ---------
   Net cash used in financing activities    (99,841)    (55,096)    (46,568)
                                          ---------   ---------   ---------
Net cash flow...........................        (19)         13          14
  Cash at January 1.....................         28          15           1
                                          ---------   ---------   ---------
  Cash at December 31...................  $       9   $      28   $      15
                                          =========   =========   =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
   Income taxes.........................  $  90,197   $  24,800   $  30,536
                                          =========   =========   =========
   Interest expense.....................  $  19,687   $  19,687   $  19,687
                                          =========   =========   =========
  Cash received during the year for:
   Income taxes.........................  $      --   $   8,749   $   1,167
                                          =========   =========   =========

(1) Represents fair value of 2,378,672 shares of HCIA common stock received from AMBAC Indemnity in the form of an extraordinary dividend on April 30, 1996.

                          AMBAC INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PERCENTAGES)

                                                              ASSUMED                   PERCENTAGE OF
                                                CEDED TO       FROM                         AMOUNT
                                 GROSS           OTHER         OTHER       NET AMOUNT     ASSUMED TO
INSURANCE PREMIUMS WRITTEN      AMOUNT          COMPANIES    COMPANIES                       NET
---------------------------   ------------    -------------- ----------- --------------  --------------
Year ended December 31,
 1994......................      $185,365       $(2,815)      $4,541        $192,721         2.36%
Year ended December 31,
 1995......................      $190,570       $28,606       $2,756        $164,720         1.67%
Year ended December 31,
 1996......................      $240,544       $37,793       $6,664        $209,415         3.18%

                               INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

    3.03            By-laws of the Company, as amended on January 29, 1997.

 10.01(b)*          Amendment to Amended and Restated Employment
                    Agreement dated as of January 29, 1997 between the Company and Phillip B. Lassiter.

   10.02* AMBAC Inc. 1991 Stock Incentive Plan (as amended through January 29, 1997).

 10.06(b)*          Form of Amendment to Management Retention Agreement dated as of January 29, 1997.


   10.16 Amendment No. 3 to the Deutsche Bank Credit Agreement, dated as of December 2, 1996, between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent.

   10.17 Amendment No. 4 to the Deutsche Bank Credit Agreement, dated as of February 14, 1997, between AMBAC Indemnity Corporation and Deutsche Bank AG, New York Branch, Individually and as Agent.

   11.00            Statement re computation of per share earnings.

   13.01 Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions which are expressly incorporated by reference.)

   21.01            List of Subsidiaries of AMBAC Inc.

   24.01            Power of Attorney from Phillip B. Lassiter.

   24.02            Power of Attorney from Michael A. Callen.

   24.03            Power of Attorney from Renso L. Caporali.

   24.04            Power of Attorney from Richard Dulude.

   24.05            Power of Attorney from W. Grant Gregory.

   24.06            Power of Attorney from C.Roderick O'Neil.

   27.00            Financial Data Schedule.

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ----------