Form 10-Q
period 1997-03-31
AMBAC INC /DE/
filed 1997-05-15
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Quarterly Period Ended March 31, 1997

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

    As of March 31, 1997, 34,884,729 shares of Common Stock, par value $0.01 per share, (net of 455,463 treasury shares) and -0- shares of Class A Common Stock, par value $0.01 per share, of the Registrant were outstanding.

                           AMBAC Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                         PAGE
                                                                         ----
PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

          Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996........................................   3

          Consolidated Statements of Operations - three months
          ended March 31, 1997 and March 31, 1996......................   4

          Consolidated Statements of Cash Flows - three months
          ended March 31, 1997 and March 31, 1996......................   5

          Notes to Consolidated Financial Statements...................   6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   7


PART II   OTHER INFORMATION

Item 5.   Other Information............................................   15

Item 6.   Exhibits and Reports on Form 8-K.............................   15

SIGNATURES.............................................................   16

INDEX TO EXHIBITS......................................................   17

                          AMBAC Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1997 and December 31, 1996
                            (Dollars in Thousands)

                                                                            March 31, 1997           December 31, 1996
                                                                            --------------           -----------------
                                                                             (unaudited)
Assets

Investments:

       Bonds, at fair value
           (amortized cost of $5,086,192 in 1997 and $4,979,017 in 1996)        $5,096,874                $5,088,031
       Short-term investments, at cost (approximates fair value)                   105,516                   112,511
                                                                            --------------           ---------------
           Total investments                                                     5,202,390                 5,200,542

Cash                                                                                 8,475                     7,734
Securities purchased under agreements to resell                                    133,156                   201,169
Receivable for municipal investment contracts                                       97,669                    33,299
Receivable for securities sold                                                      25,382                    18,467
Investment income due and accrued                                                   64,809                    65,920
Deferred acquisition costs                                                          97,387                    94,212
Prepaid reinsurance                                                                167,617                   168,786
Other assets                                                                        88,262                    85,836
                                                                            --------------           ---------------
              Total assets                                                      $5,885,147                $5,875,965
                                                                            ==============           ===============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:

       Unearned premiums                                                          $999,382                  $991,224
       Losses and loss adjustment expenses                                          60,510                    60,220
       Ceded reinsurance balances payable                                            4,164                     7,438
       Obligations under municipal investment contracts                          2,428,606                 2,417,817
       Obligations under municipal investment repurchase contracts                 345,744                   336,773
       Deferred income taxes                                                        48,494                    80,086
       Current income taxes                                                         14,750                     6,538
       Debentures                                                                  223,814                   223,798
       Accrued interest payable                                                     42,405                    29,958
       Accounts payable and other liabilities                                       43,330                    57,689
       Payable for securities purchased                                             88,865                    49,408
                                                                            --------------           ---------------
              Total liabilities                                                  4,300,064                 4,260,949
                                                                            --------------           ---------------

Stockholders' equity:

       Preferred stock                                                                   -                         -
       Common stock, Class A                                                             -                         -
       Common stock                                                                    353                       353
       Additional paid-in capital                                                  497,176                   498,401
       Unrealized gains on investments, net of tax                                   2,877                    58,911
       Retained earnings                                                         1,115,407                 1,072,418
       Cumulative translation adjustment                                                81                         -
       Common stock held in treasury at cost                                       (30,811)                  (15,067)
                                                                            --------------           ---------------
              Total stockholders' equity                                         1,585,083                 1,615,016
                                                                            --------------           ---------------
              Total liabilities and stockholders' equity                        $5,885,147                $5,875,965
                                                                            ==============           ===============


       See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
               For the Three Months Ended March 31, 1997 and 1996
                 (Dollars in Thousands Except Common Share Data)


                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                         1997            1996
                                                   -----------------------------
Financial guarantee insurance operations:

  Gross premiums written                           $     51,792    $     50,287
  Ceded premiums written                                 (5,432)         (9,612)
                                                   ------------    ------------
    Net premiums written                                 46,360          40,675

  Increase in unearned premiums                          (9,327)        (12,482)
                                                   ------------    ------------
    Net premiums earned                                  37,033          28,193

  Net investment income                                  38,447          34,827
  Net realized gains                                        812           2,356
  Other income                                            1,103           1,392
                                                   ------------    ------------
    Total financial guarantee revenues                   77,395          66,768
                                                   ------------    ------------

  Losses and loss adjustment expenses                       728             810
  Underwriting and operating expenses                     9,092           8,748
                                                   ------------    ------------
    Total financial guarantee expenses                    9,820           9,558
                                                   ------------    ------------

Financial guarantee insurance operating income           67,575          57,210

Financial services operating (loss) income               (1,284)          4,875
Equity in income of affiliate                              --               627
Interest expense                                         (5,241)         (5,258)
Other income (deductions), net                              558            (447)
Other net realized gains                                    788            --
                                                   ------------    ------------

    Income before income taxes                           62,396          57,007

Income tax expense (benefit):

  Current taxes                                          10,785          12,974
  Deferred taxes                                          1,873            (520)
                                                   ------------    ------------
    Total income taxes                                   12,658          12,454
                                                   ------------    ------------

    Net income                                     $     49,738    $     44,553
                                                   ============    ============

    Net income per common share                    $       1.42    $       1.27
                                                   ============    ============

Weighted average number of
  common shares outstanding                          34,943,668      35,053,910
                                                   ============    ============



See accompanying Notes to Consolidated Financial Statements

                          AMBAC Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended March 31, 1997 and 1996
                             (Dollars in Thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                       -------------------------------
                                                                                         1997                 1996
                                                                                       -------------     -------------

Cash flows from operating activities:
     Net income                                                                        $  49,738          $    44,553
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                           438                  504
     Amortization of bond premium and discount                                              (736)                (228)
     Current income taxes                                                                  8,212               10,442
     Deferred income taxes                                                                 2,010                 (683)
     Deferred acquisition costs                                                           (3,175)              (2,785)
     Unearned premiums, net                                                                9,327               12,482
     Losses and loss adjustment expenses                                                     290               (7,890)
     Ceded reinsurance balances payable                                                   (3,274)              (8,722)
     Investment income due and accrued                                                     1,111                2,052
     Accrued interest payable                                                             12,447                9,955
     Gain on sales of investments                                                         (1,600)              (2,356)
     Accounts payable and other liabilities                                              (14,359)              (3,042)
     Other, net                                                                           (5,615)             (14,750)
                                                                                       ---------          -----------
            Net cash provided by operating activities                                     54,814               39,532
                                                                                       ---------          -----------
Cash flows from investing activities:
     Proceeds from sales of bonds                                                        325,530              425,410
     Proceeds from matured bonds                                                         254,857              203,810
     Purchases of bonds                                                                 (652,347)          (1,040,283)
     Change in short-term investments                                                      6,995              (20,176)
     Securities purchased under agreements to resell                                      68,013               67,887
     Other, net                                                                            9,030                6,130
                                                                                       ---------          -----------
            Net cash provided by (used in) investing activities                           12,078             (357,222)
                                                                                       ---------          -----------

Cash flows from financing activities:
     Dividends paid                                                                       (5,797)              (5,264)
     Proceeds from issuance of municipal investment contracts                            239,105              530,238
     Payments for municipal investment contract draws                                   (283,715)            (212,044)
     Proceeds from sale of treasury stock                                                 13,684                4,693
     Purchases of treasury stock                                                         (29,428)              (8,222)
                                                                                       ---------          -----------
            Net cash (used in) provided by financing activities                          (66,151)             309,401
                                                                                       ---------          -----------

Net cash flow                                                                                741               (8,289)

Cash at January 1                                                                          7,734               12,167
                                                                                       ---------          -----------
     Cash at March 31                                                                  $   8,475          $     3,878
                                                                                       =========          ===========

Supplemental disclosure of cash flow information
   Cash paid during the period for:

            Income taxes                                                               $     249          $     2,152
                                                                                       =========          ===========
            Interest expense on debt                                                   $   7,557          $     7,524
                                                                                       =========          ===========
            Interest expense on municipal investment contracts                         $  24,715          $    24,843
                                                                                       =========          ===========

           See accompanying Notes to Consolidated Financial Statements

AMBAC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION

        AMBAC Inc. (the "Company"), headquartered in New York City, is a holding company that provides through its affiliates financial guarantee insurance and financial services to clients in both the public and private sectors. The Company's principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), a leading insurer of municipal and structured finance obligations, has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Service, L.P. and Nippon Investors Service, Inc. Through its Financial Services Division, the Company provides investment contracts, interest rate swaps, investment advisory and cash management services, and procurement software primarily to states, municipalities and municipal authorities.

        The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of AMBAC Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission on March 31, 1997.

        The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

(2)     FUTURE IMPACT OF NEW ACCOUNTING STANDARD

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), entitled "Earnings Per Share." SFAS 128 will replace the presentations of primary and fully diluted earnings per share under current accounting standards with "basic earnings per share" and "diluted earnings per share," respectively. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, whereas primary earnings per share includes the impact of assumed conversion of common stock equivalents. Diluted earnings per share under SFAS 128 is generally similar to fully diluted earnings per share. For calendar year enterprises, SFAS 128 must be adopted commencing with year end 1997 financial statements, and will then apply retroactively to both annual and interim periods, requiring the restatement of previously presented earnings per share data. Earlier application of SFAS 128 is not permitted. Based on preliminary calculations, the Company does not believe that earnings per share computed under SFAS 128 would be materially different from the earnings per share data presented herein.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following paragraphs describe the consolidated results of operations of AMBAC Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three months ended March 31, 1997 and 1996, and its financial condition as of March 31, 1997 and December 31, 1996. These results are presented for the Company's two business segments: Financial Guarantee Insurance and Financial Services.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

        CONSOLIDATED NET INCOME

        The Company's net income for the three months ended March 31, 1997 was $49.7 million or $1.42 per common share, an increase of 12% from $44.6 million or $1.27 per common share in the three months ended March 31, 1996. The increase in net income for the quarter over the comparable prior period was the result of higher net premiums earned and higher net investment income, partially offset by lower financial services operating results (which included a restructuring charge). The consolidation of certain Financial Services operations resulted in a $3.5 million restructuring charge (which had a net income per common share effect of $0.06) in the current quarter. Excluding the effect of this restructuring charge, net income increased 16% over the corresponding period of 1996.

        FINANCIAL GUARANTEE INSURANCE

        Operating Income. The Company provides financial guarantee insurance
        -----------------
through its principal operating subsidiary, AMBAC Indemnity Corporation ("AMBAC Indemnity"), which is a leading insurer of municipal and structured finance obligations. Financial guarantee insurance operating income for the three months ended March 31, 1997 was $67.6 million, an increase of 18% from $57.2 million in the three months ended March 31, 1996. This increase was primarily the result of increased premiums earned and higher net investment income, partially offset by lower net realized gains.

        Gross Par Written. AMBAC Indemnity insured $7.9 billion in par value
        ------------------
bonds during the three months ended March 31, 1997, an increase of 23% from $6.4 billion in the three months ended March 31, 1996. Par value written for the first quarter of 1997 was comprised of $5.2 billion from municipal bond insurance and $2.7 billion from structured finance insurance, versus $4.6 billion and $1.8 billion, respectively, in the first quarter of 1996. According to estimates based on industry sources, the total volume of new issues of municipal bonds decreased 9% from $41.7 billion during the three months ended March 31, 1996 to $38.0 billion in the three months ended March 31, 1997. During the three months ended March 31, 1997, the insured portion of the new issue municipal bond market increased to approximately 52% from approximately 46% for the three months ended March 31, 1996, reflecting increased demand for insured bonds. (Market size amounts and insured percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Gross Premiums Written. Gross premiums written for the three months
        -----------------------
ended March 31, 1997 were $51.8 million, an increase of 3% from $50.3 million in the three months ended March 31, 1996. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                            Three Months Ended March 31,
                                       --------------------------------------
(Dollars in Millions)                    1997       %        1996        %
                                       --------  -------   --------  --------
Municipal premiums:
    Up-front policies:
     New issue.....................     $31.9       61%     $29.2        58%
     Secondary market..............       4.6        9        4.8         9
                                      --------  -------   --------   -------
       Sub-total up-front..........      36.5       70       34.0        67
                                      --------  -------   --------  --------
    Installment policies:
     Annual policies...............       1.8        3        1.4         3
     Portfolio products............       0.8        2        1.0         2
                                      --------   --------  -------- --------
         Sub-total installment.....       2.6        5        2.4         5
                                      --------  -------   --------  --------
           Total municipal premiums      39.1       75       36.4        72
                                      --------  -------   --------  --------
Structured finance premiums:
     Up-front......................       8.0       16       12.4        25
     Installment...................       4.7        9        1.5         3
                                      --------  -------   --------  --------
        Total structured finance
         premiums.......                 12.7       25       13.9        28
                                      --------  -------   --------  --------
 Total gross premiums..............     $51.8      100%     $50.3       100%
                                      ========  =======   ========  ========


        Ceded Premiums Written. Ceded premiums written for the first quarter of
        -----------------------
1997 were $5.4 million, versus $9.6 million in the first quarter of 1996. The 44% decrease in ceded premiums written is primarily due to the non-renewal in 1997 of the automatic treaty reinsurance programs. AMBAC Indemnity uses facultative reinsurance agreements to reduce its risk and manage its insurance portfolio. Ceded premiums written were 10.5% and 19.1% of gross premiums written for the three month periods ended March 31, 1997 and 1996, respectively.

        Net Premiums Written. Net premiums written for the three months ended
        ---------------------
March 31, 1997 were $46.4 million, an increase of 14% from the $40.7 million in the three months ended March 31, 1996. This increase reflects slightly higher gross premiums written and lower premiums ceded to reinsurers in the three months ended March 31, 1997 compared with the corresponding prior period.

        Net Premiums Earned. Net premiums earned during the three months ended
        --------------------
March 31, 1997 were $37.0 million, an increase of 31% from $28.2 million in the three months ended March 31, 1996. The increase was primarily the result of increased premiums earned from the underlying book of business and higher premiums earned from refundings, calls and other accelerations in the three months ended March 31, 1997. Net premiums earned for the three months ended March 31, 1997 included $7.6 million (which had a net income per common share effect of $0.12) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended March 31, 1996 included $4.3 million (which had a net income per common share effect of $0.07) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended March 31, 1997 were $29.4 million, an increase of 23% from $23.9 million in the three months ended March 31, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        Net Investment Income. Net investment income for the three months ended
        ----------------------
March 31, 1997 was $38.4 million, an increase of 10% from $34.8 million in the three months ended March 31, 1996. The increase was primarily attributable to the growth of the investment portfolio. AMBAC Indemnity's investments in tax-exempt securities amounted to 79% of the total market value of its portfolio as of March 31, 1997, versus 69% at March 31, 1996. The average pre-tax yield-to-maturity on the financial guarantee insurance investment portfolio was 6.46% and 6.41% as of March 31, 1997 and 1996, respectively.

        Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
        ------------------------------------

for the three months ended March 31, 1997 were $0.7 million, versus $0.8 million in the three months ended March 31, 1996. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. Losses and loss adjustment expenses, exclusive of salvage recognized, were $0.7 million and $0.9 million for the three months ended March 31, 1997 and 1996, respectively. Salvage recognized amounted to none and $0.1 million for the three month periods ended March 31, 1997 and 1996, respectively.

        Underwriting and Operating Expenses. Underwriting and operating expenses
        ------------------------------------
for the first quarter of 1997 were $9.1 million, an increase of 4% from $8.8 million in the first quarter of 1996 primarily due to higher amortization of previously deferred acquisition costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 1997, AMBAC Indemnity's gross underwriting and operating expenses were $13.6 million, an increase of 7% from $12.7 million in the three months ended March 31, 1996, primarily due to higher premium taxes. Underwriting and operating expenses deferred were $7.9 million and $7.0 million for the three months ended March 31, 1997 and 1996, respectively. Reinsurance commissions which relate to the current period were none and ($0.3) million for the three months ended March 31, 1997 and 1996, respectively. The amortization of previously deferred expenses and reinsurance commissions was $3.4 million and $2.8 million for the three months ended March 31, 1997 and 1996, respectively.

        FINANCIAL SERVICES

        Operating Income. Through its Financial Services subsidiaries, the
        -----------------
Company provides investment contracts, interest rate swaps, investment advisory and cash management, and procurement software principally to states, municipalities, municipal authorities and hospitals and health organizations. Financial Services had an operating loss for the three months ended March 31, 1997 of $1.3 million, versus income of $4.9 million in the three months ended March 31, 1996. As noted above, Financial Services results included a $3.5 million restructuring charge for the consolidation of the Company's Westport, Connecticut office into the Company's corporate headquarters in New York City. Financial Services revenues for the first quarter of 1997 were $7.1 million, versus $7.0 million in the first quarter of 1996. The increase was primarily due to the inclusion of revenues of Cadre Financial Services, Inc. ("Cadre"), the assets of which the Company acquired on December 31, 1996, partially offset by lower revenues on interest rate swaps. Financial Services expenses, excluding the restructuring charge, for the first quarter of 1997 were $4.9 million versus $2.1 million in the first quarter of 1996. These

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increased expenses resulted primarily from the consolidation of Cadre into the Financial Services businesses.

        CORPORATE ITEMS

        Equity in Income of Affiliate. In May 1996, the Company sold its
        -----------------------------
remaining interest in HCIA Inc. ("HCIA") common stock. The Company's share of income in the first three months of 1996 is reported as "Equity in income of affiliate" which amounted to $0.6 million in the first quarter of 1996.

        Interest Expense and Other Income (Deductions), Net. Interest expense
        ---------------------------------------------------
for the three months ended March 31, 1997 was $5.2 million, essentially flat compared to $5.3 million for the three months ended March 31, 1996. Other income (deductions), net, includes investment income and operating expenses of the holding company, AMBAC Inc. Other income (deductions), net, increased from a loss of $0.4 million for the three months ended March 31, 1996 to a gain of $0.6 million for the three months ended March 31, 1997, primarily as a result of the additional investment income generated by AMBAC Inc. from the proceeds of the sale of HCIA.

        Income Taxes. Income taxes for the three months ended March 31, 1997
        ------------
were at an effective rate of 20.3%, versus 21.8% in the three months ended March 31, 1996.

        SUPPLEMENTAL ANALYTICAL FINANCIAL DATA

        Management, equity analysts and investors consider the following four measures important in analyzing the financial results, and measuring the intrinsic value of the Company: core earnings; operating earnings; adjusted gross premiums written; and adjusted book value. However, none of these measures are promulgated in accordance with generally accepted accounting principles ("GAAP") and should not be considered as substitutes for net income, gross premiums written and book value. The definitions of core earnings, operating earnings, adjusted gross premiums written and adjusted book value described below may differ from the definitions used by other public holding companies of financial guarantee insurers.

        Core Earnings. Core earnings for the three months ended March 31, 1997
        -------------
were $46.5 million , an increase of 15% from $40.6 million for the three months ended March 31, 1996. The increase in core earnings was primarily the result of continued growth in net premiums earned from the underlying book of business and net investment income from financial guarantee insurance operations, partially offset by lower Financial Services operating results. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

        Operating Earnings. Operating earnings for the first quarter of 1997
        ------------------
were $50.8 million, an increase of 18% from $43.0 million in the first quarter of 1996. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


        The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 1997 and 1996 :

(Dollars in Millions)                                    1997(1)      1996(1)
                                                       ----------   ----------

Net Income......................................          $49.7        $44.6

Net realized gains, after tax...................           (1.0)        (1.5)

Non-recurring item, after tax...................            2.1          -
                                                       ----------   ----------
        Operating earnings......................           50.8         43.0

Premiums earned from refundings,
     calls and other accelerations, after tax...           (4.3)        (2.4)
                                                       ----------   ----------
        Core earnings...........................          $46.5        $40.6
                                                       ==========   ==========
(1) Numbers may not add due to rounding.

        The weighted average number of shares outstanding during the first quarter of 1997 and 1996 was 34.9 million and 35.1 million, respectively.

        Adjusted Gross Premiums Written. Adjusted gross premiums written were
        --------------------------------
$69.3 million in the first quarter of 1997, up 28% from $54.0 million in the first quarter of 1996. The Company defines adjusted gross premiums written as upfront premiums written plus the present value of estimated future installment premiums written in the period. While most of AMBAC Indemnity's premiums written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The present value of estimated future installment premiums written in the first quarter of 1997 was $24.9 million, an increase of 228% from $7.6 million in the first quarter of 1996. The aggregate net present value of estimated future installment premiums was $177.2 million and $157.7 million as of March 31, 1997 and December 31, 1996, respectively.

        The following table reconciles total up-front premiums written to adjusted gross premiums written for the three months ended March 31, 1997 and 1996:

(Dollars in Millions)                                   1997(1)      1996(1)
                                                      ----------   ----------
Adjusted Gross Premium Analysis:

Total Up-front premiums written.................          $44.5        $46.4

PV of estimated future installment premiums.....           24.9          7.6
                                                      ----------   ----------
         Adjusted gross premiums written........          $69.3        $54.0
                                                      ==========   ==========
(1) Numbers may not add due to rounding.

        Adjusted Book Value. Adjusted book value ("ABV") per common share
        --------------------
increased 1% to $62.98 at March 31, 1997 compared to $62.50 at December 31, 1996. Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment contract liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The following table reconciles book value per share to adjusted book value per share as of March 31, 1997 and December 31, 1996:

                                                             March 31,             December 31,
                                                              1997(1)                1996(1)
                                                         ------------------     -----------------
Book value per share.................................         $45.44                 $46.02
After-tax value of:
    Net unearned premium reserve.....................          15.51                  15.25
    Deferred acquisition costs.......................          (1.81)                 (1.74)
    Present value of installment premiums............           3.30                   2.91
    Unrealized gain on investment contract
     liabilities.....................................           0.55                   0.06
                                                         ------------------     -----------------
Adjusted book value per share........................         $62.98                 $62.50
                                                         ==================     =================
(1) Numbers may not add due to rounding.


LIQUIDITY AND CAPITAL RESOURCES


        AMBAC Inc. Liquidity. The Company's liquidity, both on a short-term
        ---------------------
basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon AMBAC Indemnity's ability to pay dividends or make payments to the Company and external financings.

        Pursuant to Wisconsin insurance laws, AMBAC Indemnity may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. However, on April 30, 1996, AMBAC Indemnity, in conjunction with the sale of the Company's remaining holdings in HCIA common stock, delivered to the Company (in the form of an extraordinary dividend) its 2,378,672 shares of HCIA common stock, at fair value. The Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") approved such dividend. As a result, any dividends paid by AMBAC Indemnity to the Company through June 30, 1997, require pre-approval from the Wisconsin Commissioner. The Wisconsin Commissioner has stated to AMBAC Indemnity management that it does not foresee any reason pre-approval of anticipated dividends to be paid through June 30, 1997 would not be given. Anticipated dividends on the common stock paid thereafter and through year-end 1997, will not require such pre-approval. During the three months ended March 31, 1997, AMBAC Indemnity paid dividends of $11.0 million on its common stock to the Company.

        The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Based on the amount of dividends that the Company expects to receive from AMBAC Indemnity during 1997 with the anticipated prior approval of regulatory authorities along with the proceeds from the Company's sale of HCIA common stock, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its current dividend policy. Beyond the next twelve months, AMBAC Indemnity's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

meet its debt service and other obligations over the long term, no assurance can be given that AMBAC Indemnity will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and dividends on its Common Stock.

        AMBAC Indemnity Liquidity. The principal uses of AMBAC Indemnity's
        --------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that AMBAC Indemnity's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of AMBAC Indemnity's liquidity are gross premiums written, scheduled investment maturities and net investment income. The majority of premiums for AMBAC Indemnity's financial guarantee insurance policies are payable in full at the outset of the term of the policy, even though premiums are earned over the life of such policies for financial accounting purposes.

        Financial Services Liquidity. The principal uses of liquidity by the
        -----------------------------
Company's Financial Services subsidiaries are the payment of investment contract obligations pursuant to defined terms, net obligations under interest rate swaps, operating expenses and income taxes. The Company believes that its financial services operating liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of Financial Services liquidity are proceeds from issuance of investment contracts, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment contracts, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment contracts are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

        Credit Facilities. The Company and AMBAC Indemnity have a revolving
        ------------------
credit facility with two major international banks, as co-agents, for $100.0 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of March 31, 1997 and 1996, no amounts were outstanding under this credit facility.

        AMBAC Indemnity has an agreement with a group of Aaa/AAA-rated international banks for a $350.0 million credit facility, expiring in December 2003. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to AMBAC Indemnity in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of March 31, 1997 and 1996, no amounts were outstanding under this line.

        Stock Repurchase Program. During the three months ended March 31, 1997,
        -------------------------
the Company acquired 435,000 shares in the open market under its existing stock repurchase program. Since inception of the Stock Repurchase Program, the Company has acquired approximately 1,496,000 shares for an aggregate amount of $79.0 million.

        Balance Sheet. As of March 31, 1997, the fair value of the Company's
        --------------
consolidated investment portfolio was $5.20 billion, essentially flat from December 31, 1996. This was primarily due to the growth of the Company's financial guarantee insurance and financial services operations, offset by a decline in market value of the Company's bond portfolio resulting from the increase in interest rates during the three months ended March 31, 1997.

        Cash Flows. Net cash provided by operating activities was $54.8 million
        ----------
and $39.5 million during the three months ended March 31, 1997 and 1996, respectively. These cash flows were primarily provided by the financial guarantee insurance operations.

        Investing activities provided $12.1 million for the three months ended March 31, 1997, principally proceeds from sales and maturities of bonds, partially offset by purchases of bonds. For the three months ended March 31, 1996, $357.2 million was used in investing activities, principally purchases of bonds, partially offset by proceeds from sales and maturities of bonds.

        For the three months ended March 31, 1997, $66.1 million was used in financing activities, which includes $44.6 million in municipal investment contract draws (net of amounts received). Financing activities for the three months ended March 31, 1996 provided $309.4 million, of which $318.2 million was from municipal investment contracts issued (net of draws paid).

        Off-Balance Sheet Risk. In the normal course of business, the Company
        ----------------------
uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. In addition, the Company's financial services subsidiaries include a dealer of interest rate swaps primarily to states, municipalities and municipal authorities. This subsidiary manages its interest rate swap business with the goal of being market neutral to changes in taxable interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt and floating taxable interest rates. In the ordinary course of business, the Company manages a variety of other risks - principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

        Material Commitments. The Company has made no commitments for material
        --------------------
capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

PART II - OTHER INFORMATION


        Items 1, 2, 3, and 4 are omitted either because they are inapplicable or because the answer to such question is negative.

ITEM 5 - OTHER INFORMATION

        During the first quarter of 1997, AMBAC Indemnity established a new subsidiary in the United Kingdom, AMBAC Insurance UK Limited ("AMBAC UK"), which is authorized to conduct certain classes of general insurance business in the United Kingdom. As of February 4, 1997, AMBAC UK is the primary vehicle for the issuance of financial guarantee insurance policies in the United Kingdom and Europe.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)     THE FOLLOWING ARE ANNEXED AS EXHIBITS:

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------

 11.00      Statement re computation of per share earnings.

 27.00      Financial Data Schedule.

 99.02 AMBAC Indemnity Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 1997 and December 31, 1996 and for the periods ended March 31, 1997 and 1996.

(B)     REPORTS ON FORM 8-K

        On February 14, 1997, the Company filed a Current Report on Form 8-K with its January 30, 1997 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1996 and the year ended December 31, 1996. On March 12, 1997, the Company filed a Current Report on Form 8-K containing the consolidated financial statements (with independent auditors' report thereon) of AMBAC Indemnity Corporation and Subsidiaries as of December 31, 1996 and 1995. The filing of these Current Reports on Form 8-K were previously noted in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which was filed on March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AMBAC Inc.
                                           (Registrant)

Dated:   May 15, 1997                      By:    /s/ Frank J. Bivona
                                                  -------------------
                                                  Frank J. Bivona
                                                  Senior Vice President, Chief
                                                  Financial Officer and
                                                  Treasurer (Principal Financial
                                                  and Accounting Officer and
                                                  Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT                              DESCRIPTION
NUMBER                               -----------
-------

  11.00         Statement re computation of per share earnings.

  27.00         Financial Data Schedule.

  99.02 AMBAC Indemnity Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 1997 and December 31, 1996 and for the periods ended March 31, 1997 and 1996.