Form 10-Q
period 1997-06-30
AMBAC INC /DE/
filed 1997-08-14
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File Number: 1-10777




                           Ambac Financial Group, Inc.
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




         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


     As of June 30, 1997, 35,045,383 shares of Common Stock, par value $0.01 per share, (net of 294,809 treasury shares) and -0- shares of Class A Common Stock, par value $0.01 per share, of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                PAGE
                                                                                ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets - June 30, 1997
           and December 31, 1996................................................  3

         Consolidated Statements of Operations - three months and six months ended June 30, 1997 and June 30, 1996................................  4

         Consolidated Statements of Cash Flows - six months
           ended June 30, 1997 and June 30, 1996................................  5

         Notes to Consolidated Financial Statements.............................  6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..................................  7

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.................... 21

Item 5.  Other Information...................................................... 22

Item 6.  Exhibits and Reports on Form 8-K....................................... 23

SIGNATURES...................................................................... 24

INDEX TO EXHIBITS............................................................... 25


PART I   FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                                                              June 30, 1997        December 31, 1996

                                                                                              -------------        -----------------

                                                                                               (unaudited)
Assets

Investments:
       Bonds, at fair value
              (amortized cost of $5,617,889 in 1997 and $4,979,017 in 1996)                    $ 5,716,838            $ 5,088,031
       Short-term investments, at cost (approximates fair value)                                   142,337                112,511
                                                                                               -----------            -----------
              Total investments                                                                  5,859,175              5,200,542

Cash                                                                                                 6,752                  7,734
Securities purchased under agreements to resell                                                    182,082                201,169
Receivable for municipal investment agreements                                                      32,173                 33,299
Receivable for securities sold                                                                      58,799                 18,467
Investment income due and accrued                                                                   69,897                 65,920
Deferred acquisition costs                                                                         101,391                 94,212
Prepaid reinsurance                                                                                169,194                168,786
Notes receivable                                                                                    70,350                     --
Other assets                                                                                        90,022                 85,836
                                                                                               -----------            -----------
              Total assets                                                                     $ 6,639,835            $ 5,875,965
                                                                                               ===========            ===========

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                                       $ 1,031,131            $   991,224
       Losses and loss adjustment expenses                                                          61,041                 60,220
       Ceded reinsurance balances payable                                                           11,723                  7,438
       Obligations under municipal investment agreements                                         2,723,041              2,417,817
       Obligations under municipal investment repurchase agreements                                578,426                336,773
       Payment agreement obligations                                                                70,350                     --
       Deferred income taxes                                                                        82,396                 80,086
       Current income taxes                                                                          8,792                  6,538
       Debentures                                                                                  223,831                223,798
       Accrued interest payable                                                                     37,709                 29,958
       Accounts payable and other liabilities                                                       45,773                 57,689
       Payable for securities purchased                                                             74,456                 49,408
                                                                                               -----------            -----------
              Total liabilities                                                                  4,948,669              4,260,949
                                                                                               -----------            -----------

Stockholders' equity:
       Preferred stock                                                                                  --                     --
       Common stock, Class A                                                                            --                     --
       Common stock                                                                                    353                    353
       Additional paid-in capital                                                                  499,244                498,401
       Unrealized gains on investments, net of tax                                                  54,117                 58,911
       Retained earnings                                                                         1,157,098              1,072,418
       Cumulative translation adjustment                                                               397                     --
       Common stock held in treasury at cost                                                       (20,043)               (15,067)
                                                                                               -----------            -----------
              Total stockholders' equity                                                         1,691,166              1,615,016
                                                                                               -----------            -----------
              Total liabilities and stockholders' equity                                       $ 6,639,835            $ 5,875,965
                                                                                               ===========            ===========


        See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  For the Periods Ended June 30, 1997 and 1996
                 (Dollars in Thousands Except Common Share Data)

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                 ------------------------------      -------------------------------

                                                                     1997             1996                1997               1996
                                                                 ------------------------------      -------------------------------

Financial Guarantee Insurance operations:

  Gross premiums written                                              $73,740           $58,115          $125,532          $108,402
  Ceded premiums written                                               (7,195)           (9,836)          (12,627)          (19,448)
                                                                 ------------      ------------      ------------      ------------
    Net premiums written                                               66,545            48,279           112,905            88,954

  Increase in unearned premiums                                       (30,159)           (8,634)          (39,486)          (21,116)
                                                                 ------------      ------------      ------------      ------------
    Net premiums earned                                                36,386            39,645            73,419            67,838

  Net investment income                                                39,258            35,498            77,705            70,325
  Net realized gains (losses)                                           3,479           (22,100)            4,291           (19,744)
  Other income                                                          2,285             2,236             3,388             3,628
                                                                 ------------      ------------      ------------      ------------
    Total Financial Guarantee revenues                                 81,408            55,279           158,803           122,047
                                                                 ------------      ------------      ------------      ------------

  Losses and loss adjustment expenses                                     664             1,700             1,392             2,510
  Underwriting and operating expenses                                   9,732            10,351            18,824            19,099
                                                                 ------------      ------------      ------------      ------------
    Total Financial Guarantee expenses                                 10,396            12,051            20,216            21,609
                                                                 ------------      ------------      ------------      ------------

Financial Guarantee Insurance operating income                         71,012            43,228           138,587           100,438
Financial Management Services operating income (loss)                     755             2,737            (1,003)            7,612
Equity in income of affiliate                                              --                --                --               627
Interest expense                                                       (5,303)           (5,167)          (10,544)          (10,425)
Other income (deductions), net                                          1,372             1,366             2,404               919
Other net realized gains                                                   --           155,613               788           155,613
                                                                 ------------      ------------      ------------      ------------

    Income before income taxes                                         67,836           197,777           130,232           254,784
                                                                 ------------      ------------      ------------      ------------

Income tax expense (benefit):
  Current taxes                                                        10,964            66,939            21,749            79,913
  Deferred taxes                                                        3,259            (5,109)            5,132            (5,629)
                                                                 ------------      ------------      ------------      ------------
    Total income taxes                                                 14,223            61,830            26,881            74,284
                                                                 ------------      ------------      ------------      ------------

    Net income                                                        $53,613          $135,947          $103,351          $180,500
                                                                 ============      ============      ============      ============



Net income per common share                                             $1.53             $3.89             $2.96             $5.16
                                                                 ============      ============      ============      ============

Weighted average number of
  common shares outstanding                                        34,978,676        34,915,449        34,961,172        34,984,680
                                                                 ============      ============      ============      ============

Pro forma net income per common share
 retroactively adjusted to reflect the two-
 for-one split of common stock                                          $0.77             $1.94             $1.48             $2.58
                                                                 ============      ============      ============      ============

Pro forma weighted average number of
 common shares outstanding retroactively
 adjusted to reflect the two-for-one split
 of common stock                                                   70,024,059        69,960,832        70,006,555        70,030,063
                                                                 ============      ============      ============      ============

See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended June 30, 1997 and 1996
                             (Dollars in Thousands)

                                                                                                           Six Months Ended
                                                                                                               June 30,
                                                                                                    -------------------------------
                                                                                                        1997                1996
                                                                                                    -----------         -----------
Cash flows from operating activities:
     Net income                                                                                        $103,351            $180,500
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                                          872               1,077
     Amortization of bond premium and discount                                                             (723)               (453)
     Current income taxes                                                                                 2,254              55,749
     Deferred income taxes                                                                                5,299              (5,756)
     Deferred acquisition costs                                                                          (7,179)             (5,487)
     Unearned premiums, net                                                                              39,499              21,115
     Losses and loss adjustment expenses                                                                    821              (6,567)
     Ceded reinsurance balances payable                                                                   4,285              (7,889)
     Investment income due and accrued                                                                   (3,977)             (6,314)
     Accrued interest payable                                                                             7,751               3,806
     Gain on sales of investments                                                                        (5,158)           (135,850)
     Accounts payable and other liabilities                                                             (11,916)              2,543
     Other, net                                                                                         (12,389)            (12,183)
                                                                                                    -----------         -----------
            Net cash provided by operating activities                                                   122,790              84,291
                                                                                                    -----------         -----------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                                       859,455             815,183
     Proceeds from matured bonds                                                                        582,984             444,344
     Purchases of bonds                                                                              (2,091,575)         (1,985,878)
     Change in short-term investments                                                                   (29,826)            (54,286)
     Securities purchased under agreements to resell                                                     19,087              91,694
     Proceeds from sale of affiliate                                                                         --             202,609
     Other, net                                                                                           4,638               3,389
                                                                                                    -----------         -----------
            Net cash used in investing activities                                                      (655,237)           (482,945)
                                                                                                    -----------         -----------

Cash flows from financing activities:
     Dividends paid                                                                                     (11,562)            (10,500)
     Proceeds from issuance of municipal investment agreements                                        1,158,705             938,111
     Payments for municipal investment agreement draws                                                 (610,702)           (522,548)
     Proceeds from sale of treasury stock                                                                27,227               7,701
     Purchases of treasury stock                                                                        (32,203)            (20,891)
                                                                                                    -----------         -----------
            Net cash provided by financing activities                                                   531,465             391,873
                                                                                                    -----------         -----------

Net cash flow                                                                                              (982)             (6,781)

Cash at January 1                                                                                         7,734              12,167
                                                                                                    -----------         -----------
     Cash at June 30                                                                                     $6,752              $5,386
                                                                                                    ===========         ===========

Supplemental disclosure of cash flow information Cash paid during the period for:
            Income taxes                                                                                $14,110             $23,392
                                                                                                    ===========         ===========
            Interest expense on debt                                                                    $10,896             $10,846
                                                                                                    ===========         ===========
            Interest expense on municipal investment agreements                                         $76,099             $68,493
                                                                                                    ===========         ===========


    See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements

(1)  Basis of Presentation

     Ambac Financial Group, Inc., formerly known as AMBAC Inc., (the "Company") headquartered in New York City, is a holding company that provides through its affiliates financial guarantee insurance and financial management services to clients in both the public and private sectors in the U.S. and abroad. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Service, L.P. and Nippon Investors Service, Inc. Through its Financial Management Services Division, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and procurement systems principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 1997, and
(ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 1997, which was filed with the Commission on May 15, 1997.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.


(2)  Two-for-One Stock Split

     On July 31, 1997, the Company announced that its Board of Directors had approved a two-for-one split of the Company's common stock in the form of a stock dividend. Stockholders of record on August 29, 1997 will receive on September 10, 1997, one additional share for each share they own on the record date. The proforma number of common shares outstanding presented on the Consolidated Statements of Operations, assumes that the additional shares issued on the effective date of the two-for-one split, will be equal to the number of shares outstanding at June 30, 1997. The actual number of additional shares issued on the effective date may differ.

(3)  Future Impact of New Accounting Standard

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


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and six month periods ended June 30, 1997 and 1996, and its financial condition as of June 30, 1997 and December 31, 1996. These results are presented for the Company's two business segments:
Financial Guarantee Insurance and Financial Management Services (formerly called the "Financial Services" segment).

Results of Operations
Three Months Ended June 30, 1997 Versus Three Months Ended June 30, 1996

     Consolidated Net Income

     The Company's net income for the three months ended June 30, 1997 was $53.6 million or $1.53 per common share, a decrease of 61% from $135.9 million or $3.89 per common share in the three months ended June 30, 1996. The decrease from the prior period was primarily the result of a net realized gain of $155.6 million (which had a net income per common share effect of $2.88) from the Company's sale of its former affiliate, HCIA Inc. ("HCIA"). Excluding the effect of this one-time gain, net income increased 52% over the second quarter of 1996. This increase in net income was attributable to higher Financial Guarantee Insurance operating income, partially offset by lower Financial Management Services operating income.

     Financial Guarantee Insurance

     Operating Income. Through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), the Company provides financial guarantee insurance. Financial Guarantee Insurance operating income for the three months ended June 30, 1997 was $71.0 million, an increase of 64% from $43.2 million in the three months ended June 30, 1996. This increase was primarily due to realized gains from sales of securities for the period,

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


increased premiums earned from the underlying book of business, higher net investment income, and lower expenses, partially offset by lower premiums earned from refundings, calls and other accelerations.

     Gross Par Written. Ambac Assurance insured $10.6 billion in par value bonds during the three months ended June 30, 1997, an increase of 15% from $9.2 billion in the three months ended June 30, 1996. Par value written for the second quarter of 1997 was comprised of $7.3 billion from municipal bond insurance and $3.3 billion from structured finance insurance, compared to $7.1 billion and $2.1 billion, respectively, in the second quarter of 1996. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 12% from $49.6 billion during the three months ended June 30, 1996 to $55.7 billion in the three months ended June 30, 1997. During the three months ended June 30, 1997, the insured portion of the new issue municipal bond market increased to approximately 52% from approximately 48% for the three months ended June 30, 1996, reflecting increased demand for insured bonds. (Market size amounts and insured percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

     Gross Premiums Written. Gross premiums written for the three months ended June 30, 1997 were $73.7 million, an increase of 27% from $58.1 million in the three months ended June 30, 1996. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                                      Three Months Ended June 30,
                                                 ------------------------------------
(Dollars in Millions)                            1997(1)    %(1)      1996(1)   %(1)
                                                 -------   -----      -------   -----
Domestic:
Municipal finance premiums:
    Up-front policies:
      New issue ............................      $47.7       65%      $47.0       81%
      Secondary market .....................        7.4       10         2.5        4
                                                  -----    -----       -----    -----
        Sub-total up-front written .........       55.0       75        49.5       85
                                                  -----    -----       -----    -----
    Installment policies:
      Annual policies ......................        3.0        4         2.5        4
      Portfolio products ...................        0.8        1         1.0        2
                                                  -----    -----       -----    -----
          Sub-total installment written ....        3.8        5         3.5        6
                                                  -----    -----       -----    -----
           Total municipal finance written .       58.8       80        53.0       91
                                                  -----    -----       -----    -----
Structured finance premiums:
      Up-front .............................        0.6        1         0.7        1
      Installment ..........................        4.5        6         1.8        3
                                                  -----    -----       -----    -----
            Total structured finance written        5.1        7         2.5        4
                                                  -----    -----       -----    -----
              Total  domestic written ......       64.0       87        55.5       95
                                                  -----    -----       -----    -----
International:
         Up-front ..........................        8.3       11         2.0        3
         Installment .......................        1.5        2         0.6        1
                                                  -----    -----       -----    -----
              Total  international written .        9.8       13         2.6        4
                                                  -----    -----       -----    -----
Total up-front written .....................       64.0       87        52.2       90
Total installment written ..................        9.8       13         5.9       10
                                                  -----    -----       -----    -----
Grand total  written .......................      $73.7      100%      $58.1      100%
                                                  =====    =====       =====    =====

(1) Numbers may not add due to rounding.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     Ceded Premiums Written. Ceded premiums written for the second quarter of 1997 were $7.2 million, compared to $9.8 million in the second quarter of 1996. The 27% decrease in ceded premiums written is primarily due to the non-renewal of the automatic treaty reinsurance for domestic business effective January 1, 1997, partially offset by higher ceded premiums for international business. Ambac Assurance uses facultative reinsurance agreements to reduce its risk and manage its insurance portfolio. Ceded premiums written were 9.8% and 16.9% of gross premiums written for the three month periods ended June 30, 1997 and 1996, respectively.

     Net Premiums Written. Net premiums written for the three months ended June 30, 1997 were $66.5 million, an increase of 38% from the $48.3 million in the three months ended June 30, 1996. This increase reflects higher gross premiums written and lower premiums ceded to reinsurers in the three months ended June 30, 1997 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three months ended June 30, 1997 were $36.4 million, a decrease of 8% from $39.6 million in the three months ended June 30, 1996. The decrease was primarily due to the decline in premiums earned from refundings, calls and other accelerations for the three months ended June 30, 1997, partially offset by the continued growth in premiums earned from the underlying book of business during the period. Net premiums earned for the three months ended June 30, 1997 included $5.8 million (which had a net income per common share effect of $0.09) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended June 30, 1996 included $13.8 million (which had a net income per common share effect of $0.22) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended June 30, 1997 were $30.6 million, an increase of 19% from $25.8 million in the three months ended June 30, 1996.

     Net Investment Income. Net investment income for the three months ended June 30, 1997 was $39.3 million, an increase of 11% from $35.5 million in the three months ended June 30, 1996. The increase was primarily attributable to the growth of the investment portfolio. Ambac Assurance's investments in tax-exempt securities amounted to 80% of the total market value of its portfolio as of June 30, 1997, versus 76% at June 30, 1996. The average pre-tax yield-to-maturity on the Financial Guarantee Insurance investment portfolio was 6.40% and 6.49% as of June 30, 1997 and 1996, respectively.

     Net Realized Gains (Losses). Net realized gains were $3.5 million for the three months ended June 30, 1997, compared to $22.1 million in net realized losses for the comparative prior period in 1996. The net realized losses in the three months ended June 30, 1996 partially offset the net realized gain on the sale of HCIA.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three months ended June 30, 1997 were $0.7 million, versus $1.7 million in the three months ended June 30, 1996. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. No salvage was recognized for the three month periods ended June 30, 1997 and 1996, respectively.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     Underwriting and Operating Expenses. Underwriting and operating expenses for the second quarter of 1997 were $9.7 million, a decrease of 7% from $10.4 million in the second quarter of 1996, primarily as a result of lower gross underwriting expenses. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended June 30, 1997, Ambac Assurance's gross underwriting and operating expenses were $14.4 million, a decrease of 5% from $15.1 million in the three months ended June 30, 1996, primarily due to lower premium taxes and compensation expenses. Underwriting and operating expenses deferred were $8.0 million and $8.5 million for the three months ended June 30, 1997 and 1996, respectively. Reinsurance commissions which relate to the current period were none and $0.3 million for the three months ended June 30, 1997 and 1996, respectively. The amortization of previously deferred expenses and reinsurance commissions was $3.3 million and $3.4 million for the three months ended June 30, 1997 and 1996, respectively.


     Financial Management Services

     Operating Income. Through its Financial Management Services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and procurement systems principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Financial Management Services operating income for the three months ended June 30, 1997 was $0.8 million, down from $2.7 million in the three months ended June 30, 1996. Revenues for the second quarter of 1997 were $6.2 million, up from $5.1 million in the second quarter of 1996. The increase was primarily due to the inclusion of investment advisory and cash management services revenues of Cadre Financial Services, Inc. ("Cadre"), the assets and name of which the Company acquired on December 31, 1996, partially offset by lower revenues on interest rate swaps. Expenses for the second quarter of 1997 were $5.4 million, up from $2.4 million in the second quarter of 1996. These increased expenses resulted primarily from the consolidation of Cadre and the Company's software procurement affiliate, Ambac Connect, Inc., into the Financial Management Services businesses.


     Corporate Items

     Interest Expense and Other Income (Deductions), Net. Interest expense for the three months ended June 30, 1997 was $5.3 million, up slightly from $5.2 million for the three months ended June 30, 1996. Other income (deductions), net, includes investment income and operating expenses of the holding company, Ambac Financial Group, Inc. Other income (deductions), net, was $1.4 million for the three months ended June 30, 1997, flat compared to the comparative prior period.

     Other Net Realized Gains. On May 6, 1996, the Company sold its remaining 4,159,505 shares of HCIA common stock in a secondary public offering yielding net proceeds to the Company of $202.6 million. The sale resulted in a net realized gain of $155.6 million, pre-tax, $100.6 million, after-tax, (net income per common share effect of $2.88).

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     Income Taxes. Income taxes for the three months ended June 30, 1997 were at an effective rate of 20.9%, versus 31.3% in the three months ended June 30, 1996. The higher effective tax rate in the second quarter of 1996 reflected the realized gain on the sale of HCIA.


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

     Core Earnings. Core earnings for the three months ended June 30, 1997 were $48.0 million , an increase of 14% from $41.8 million for the three months ended June 30, 1996. The increase in core earnings was primarily the result of continued growth in net premiums earned from the underlying book of business, higher net investment income and lower expenses from Financial Guarantee Insurance operations, partially offset by lower Financial Management Services operating income. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the second quarter of 1997 were $51.3 million, an increase of 4% from $49.6 million in the second quarter of 1996. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended June 30, 1997 and 1996:

(Dollars in Millions)                                                 1997(1)         1996(1)
                                                                   ------------    ------------
Net Income.....................................................           $53.6          $135.9

Net realized gains, after tax..................................            (2.3)          (86.3)
                                                                   ------------    ------------

         Operating earnings....................................            51.3            49.6

Premiums earned from refundings,
      calls and other accelerations, after tax.................            (3.3)           (7.8)
                                                                   ------------    ------------

         Core earnings.........................................           $48.0           $41.8
                                                                   ============    ============

(1) Numbers may not add due to rounding.

     The weighted average number of shares outstanding during the second quarter of 1997 and 1996 was 35.0 million and 34.9 million, respectively.

     Adjusted Gross Premiums Written. Adjusted gross premiums written were $84.5 million in the second quarter of 1997, up 14% from $74.1 million in the second quarter of 1996. The Company defines adjusted gross premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While most of Ambac Assurance's premiums written are collected up-front at policy issuance, a growing

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the second quarter of 1997 was $20.6 million, a decrease of 6% from $22.0 million written in the second quarter of 1996. The aggregate net present value of estimated future installment premiums was $186.4 million and $157.7 million as of June 30, 1997 and December 31, 1996, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the three months ended June 30, 1997 and 1996:

(Dollars in Millions)                                               1997(1)         1996(1)
                                                                 -----------    ------------
Adjusted Gross Premium Analysis:

Total Up-front premiums written.............................           $64.0           $52.2

PV of estimated future installment premiums.................            20.6            22.0
                                                                 ===========    ============
          Adjusted gross premiums written...................           $84.5           $74.1
                                                                 ===========    ============

(1)  Numbers may not add due to rounding.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased 5% to $65.83 at June 30, 1997 compared to $62.50 at December 31, 1996.
Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

     The following table reconciles book value per share to ABV per share as of June 30, 1997 and December 31, 1996:

                                                                         June 30,        December 31,
                                                                         1997(1)            1996(1)
                                                                       -----------       ------------
Book value per share............................................            $48.26            $46.02
After-tax value of:
    Net unearned premium reserve................................             15.98             15.25
    Deferred acquisition costs..................................             (1.88)            (1.74)

    Present value of installment premiums......................               3.45              2.91
    Unrealized gain on investment agreement liabilities.........              0.03              0.06
                                                                       -----------       ------------
Adjusted book value per share...................................            $65.83             $62.50
                                                                       ===========       ============

(1)  Numbers may not add due to rounding.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Results of Operations
Six Months Ended June 30, 1997 Versus Six Months Ended June 30, 1996

     Consolidated Net Income

     The Company's net income for the six months ended June 30, 1997 was $103.4 million or $2.96 per common share, a decrease of 43% from $180.5 million or $5.16 per common share in the six months ended June 30, 1996. The decrease in net income from the prior period was primarily the result of a net realized gain of $155.6 million (which had a net income per common share effect of $2.88) from the Company's sale of its former affiliate, HCIA. Excluding the effect of this one-time gain, net income increased 29% over the six months ended June 30, 1996. This increase in net income was attributable to higher Financial Guarantee Insurance operating income, partially offset by lower Financial Management Services operating income.


     Financial Guarantee Insurance

     Operating Income. Financial Guarantee Insurance operating income for the six months ended June 30, 1997 was $138.6 million, an increase of 38% from $100.4 million in the six months ended June 30, 1996 This increase was primarily due to realized gains from sales of securities for the period, increased premiums earned from the underlying book of business, higher net investment income, and lower expenses, partially offset by lower premiums earned from refundings, calls, and other accelerations.

     Gross Par Written. Ambac Assurance insured $18.5 billion in par value bonds during the six months ended June 30, 1997, an increase of 19% from $15.5 billion in the six months ended June 30, 1996. Par value written for the first six months of 1997 was comprised of $12.6 billion from municipal bond insurance and $5.9 billion from structured finance insurance, compared to $11.7 billion and $3.8 billion, respectively, in the first six months of 1996. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 3% from $91.2 billion during the six months ended June 30, 1996 to $93.7 billion in the six months ended June 30, 1997. During the six months ended June 30, 1997, the insured portion of the new issue municipal bond market increased to approximately 52% from approximately 47% for the six months ended June 30, 1996, reflecting increased demand for insured bonds. (Market size amounts and insured percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     Gross Premiums Written. Gross premiums written for the six months ended June 30, 1997 were $125.5 million, an increase of 16% from $108.4 million in the six months ended June 30, 1996. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                                                    Six Months Ended June 30,
                                                  -------------------------------------------------------------
(Dollars in Millions)                                1997(1)           %(1)            1996(1)          %(1)
                                                  ------------      ---------       ------------      ---------
Domestic:
Municipal finance premiums:
    Up-front policies:
      New issue ............................             $79.6             63%             $76.2             70%
      Secondary market .....................              11.9             10                7.3              7
                                                  ------------      ---------       ------------      ---------
        Sub-total up-front written .........              91.5             73               83.5             77
                                                  ------------      ---------       ------------      ---------
    Installment policies:
      Annual policies ......................               4.8              4                3.9              4
      Portfolio products ...................               1.6              1                2.1              2
                                                  ------------      ---------       ------------      ---------
          Sub-total installment written ....               6.4              5                6.0              6
                                                  ------------      ---------       ------------      ---------
           Total municipal finance written .              97.9             78               89.5             83
                                                  ------------      ---------       ------------      ---------
Structured finance premiums:
      Up-front .............................               7.8              6                0.9              1
      Installment ..........................               8.2              7                3.1              3
                                                  ------------      ---------       ------------      ---------
            Total structured finance written              16.1             13                4.0              4
                                                  ------------      ---------       ------------      ---------
              Total  domestic written ......             114.0             91               93.5             86
                                                  ------------      ---------       ------------      ---------
International:
         Up-front ..........................               9.1              7               14.2             13
         Installment .......................               2.5              2                0.8              1
                                                  ------------      ---------       ------------      ---------
              Total  international written .              11.6              9               14.9             14
                                                  ------------      ---------       ------------      ---------
Total up-front written .....................             108.4             86               98.5             91
Total installment written ..................              17.1             14                9.9              9
                                                  ------------      ---------       ------------      ---------
Grand total  written .......................            $125.5            100%            $108.4            100%
                                                  ============      =========       ============      =========

(1)  Numbers may not add due to rounding.


     Ceded Premiums Written. Ceded premiums written for the first six months of 1997 were $12.6 million, compared to $19.4 million in the first six months of 1996. The 35% decrease in ceded premiums written is primarily due to the non-renewal in 1997 of the automatic treaty reinsurance for domestic business, partially offset by higher ceded premiums for international business. Ambac Assurance uses facultative reinsurance agreements to reduce its risk and manage its insurance portfolio. Ceded premiums written were 10.0% and 17.9% of gross premiums written for the six month periods ended June 30, 1997 and 1996, respectively.

     Net Premiums Written. Net premiums written for the six months ended June 30, 1997 were $112.9 million, an increase of 27% from the $89.0 million in the six months ended June 30, 1996. This increase reflects higher gross premiums written and lower premiums ceded to reinsurers in the six months ended June 30, 1997 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the six months ended June 30, 1997 were $73.4 million, an increase of 8% from $67.8 million in the six months ended June 30, 1996. The increase was primarily the result of increased premiums earned from the underlying book of business during the six months ended June 30, 1997, partially offset by lower premiums earned from refundings, calls and other accelerations during the period. Net premiums earned for the six months ended June 30, 1997 included $13.4 million (which had a net income per common share effect of $0.22) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the six months ended June 30, 1996

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


included $18.1 million (which had a net income per common share effect of $0.29) from refundings, calls and other accelerations. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the six months ended June 31, 1997 were $60.0 million, an increase of 20% from $49.8 million in the six months ended June 30, 1996.

     Net Investment Income. Net investment income for the six months ended June 30, 1997 was $77.7 million, an increase of 11% from $70.3 million in the six months ended June 30, 1996. The increase was primarily attributable to the growth of the investment portfolio. Ambac Assurance's investments in tax-exempt securities amounted to 80% of the total market value of its portfolio as of June 30, 1997, versus 76% at June 30, 1996. The average pre-tax yield-to-maturity on the Financial Guarantee Insurance investment portfolio was 6.40% and 6.49% as of June 30, 1997 and 1996, respectively.

     Net Realized Gains (Losses). Net realized gains were $4.3 million for the six months ended June 30, 1997, compared to $19.7 million in net realized losses for the comparative prior period in 1996. The net realized losses in the six months ended June 30, 1996 partially offset the net realized gain on the sale of HCIA.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the six months ended June 30, 1997 were $1.4 million, versus $2.5 million in the six months ended June 30, 1996. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. Losses and loss adjustment expenses, exclusive of salvage recognized, were $1.5 million and $2.6 million for the six months ended June 30, 1997 and 1996, respectively. Salvage recognized amounted to $0.1 million for both six month periods ended June 30, 1997 and 1996.

     Underwriting and Operating Expenses. Underwriting and operating expenses for the first six months of 1997 were $18.8 million, a decrease of 2% from $19.1 million in the first six months of 1996 primarily due to lower reinsurance commission expenses in the six months ended June 30, 1997, partially offset by higher amortization of previously deferred acquisition costs during the period. During the six month period ended June 30, 1997, Ambac Assurance's gross underwriting and operating expenses were $28.0 million, relatively flat from $27.8 million in the six months ended June 30, 1996. Underwriting and operating expenses deferred were $15.9 million and $15.5 million for the six months ended June 30, 1997 and 1996, respectively. Reinsurance commissions which relate to the current period were none and $0.6 million for the six months ended June 30, 1997 and 1996, respectively. The amortization of previously deferred expenses and reinsurance commissions was $6.7 million and $6.2 million for the three months ended June 30, 1997 and 1996, respectively.


     Financial Management Services

     Operating Income. Financial Management Services had an operating loss for the six months ended June 30, 1997 of $1.0 million, compared to income of $7.6 million in the six months ended June 30, 1996. These results include a $3.5 million restructuring charge (which had a net income per common share effect of $0.06) in the current period for the consolidation of the Company's Westport, Connecticut office into the Company's corporate headquarters in New York City. Revenues for the first six months of 1997 were $13.5 million, up from $12.1 million in the first six months of 1996. The increase was primarily due to the inclusion of

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


revenues of Cadre, partially offset by lower revenues on interest rate swaps. Expenses for the first six months of 1997, excluding the restructuring charge, were $11.0 million, compared to $4.5 million in the first six months of 1996. These increased expenses resulted primarily from the consolidation of Cadre and Ambac Connect into the Financial Management Services businesses.


     Corporate Items

     Interest Expense and Other Income (Deductions), Net. Interest expense for the six months ended June 30, 1997 was $10.5 million, up slightly from $10.4 million for the six months ended June 30, 1996. Other income (deductions), net, includes investment income and operating expenses of the holding company, Ambac Financial Group, Inc. Other income (deductions), net, increased from $0.9 million for the six months ended June 30, 1996 to $2.4 million for the six months ended June 30, 1997, primarily as a result of the additional investment income generated by Ambac Financial Group, Inc. from the proceeds of the sale of HCIA.

     Income Taxes. Income taxes for the six months ended June 30, 1997 were at an effective rate of 20.6%, compared to 29.2% in the six months ended June 30, 1996. The higher effective tax rate in the second quarter of 1996 reflected the realized gain from the sale of HCIA.


     Supplemental Analytical Financial Data

     Management, equity analysts and investors consider the following four measures important in analyzing the financial results, and measuring the intrinsic value of the Company: core earnings; operating earnings; adjusted gross premiums written; and adjusted book value. However, none of these measures are promulgated in accordance with GAAP and should not be considered as substitutes for net income, gross premiums written and book value. The definitions of core earnings, operating earnings, adjusted gross premiums written and adjusted book value described below may differ from the definitions used by other public holding companies of financial guarantee insurers.

     Core Earnings. Core earnings for the six months ended June 30, 1997 were $94.5 million , an increase of 15% from $82.4 million for the six months ended June 30, 1996. The increase in core earnings was primarily the result of continued growth in net premiums earned from the underlying book of business, higher net investment income and lower expenses from Financial Guarantee Insurance operations, partially offset by lower Financial Management Services operating results. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the six months ended June 30, 1997 were $102.1 million, an increase of 10% from $92.7 million in the six months ended June 30, 1996. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the six months ended June 30, 1997 and 1996:

(Dollars in Millions)                                                      1997(1)         1996(1)
                                                                        -----------      ----------

Net Income.........................................................          $103.4          $180.5

Net realized gains, after tax......................................            (3.4)          (87.8)

Non-recurring item, after tax......................................             2.1              --
                                                                        -----------      ----------
         Operating earnings........................................           102.1            92.7

Premiums earned from refundings,
      calls and other accelerations, after tax.....................            (7.6)          (10.2)
                                                                        -----------      ----------

         Core earnings.............................................           $94.5           $82.4
                                                                        ===========      ==========

(1)  Numbers may not add due to rounding.

     The weighted average number of shares outstanding during the six month period ended June 30, 1997 and 1996 were 35.0 million.

     Adjusted Gross Premiums Written. Adjusted gross premiums written were $153.8 million in the first six months of 1997, an increase of 20% from $128.1 million in the first six months of 1996. The Company defines adjusted gross premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While most of Ambac Assurance's premiums written are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the six months ended June 30, 1997 was $45.4 million, an increase of 53% from $29.6 million in the six months ended June 30, 1996. The aggregate net present value of estimated future installment premiums was $186.4 million and $157.7 million as of June 30, 1997 and December 31, 1996, respectively.

         The following table reconciles total up-front premiums written to adjusted gross premiums written for the six months ended June 30, 1997 and 1996:

(Dollars in Millions)                                                   1997(1)         1996(1)
                                                                      ----------      ----------
Adjusted Gross Premium Analysis:

Total Up-front premiums written.................................          $108.4           $98.5

PV of estimated future installment premiums.....................            45.4            29.6
                                                                      ----------      ----------
          Adjusted gross premiums written.......................          $153.8          $128.1
                                                                      ==========      ==========

(1)  Numbers may not add due to rounding.

     Adjusted Book Value. ABV per common share increased 5% to $65.83 at June 30, 1997 compared to $62.50 at December 31, 1996. Management derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     The following table reconciles book value per share to ABV per share as of June 30, 1997 and December 31, 1996:

                                                               June 30,           December 31,
                                                                1997(1)              1996(1)
                                                             -------------       -------------
Book value per share ..................................             $48.26              $46.02
After-tax value of:
    Net unearned premium reserve ......................              15.98               15.25
    Deferred acquisition costs ........................              (1.88)              (1.74)
    Present value of installment premiums .............               3.45                2.91
    Unrealized gain on investment agreement liabilities               0.03                0.06
                                                             -------------       -------------
Adjusted book value per share .........................             $65.83              $62.50
                                                             =============       =============

(1)  Numbers may not add due to rounding.


     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon Ambac Assurance's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 1997, Ambac Assurance paid dividends of $22.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Based on the amount of dividends that the Company expects to receive from Ambac Assurance during 1997 along with the income from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its current dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no assurance can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its Common Stock.

     Ambac Assurance Liquidity. The principal uses of Ambac Assurance's liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities and net investment income. The majority of premiums for Ambac Assurance's Financial Guarantee Insurance policies are payable in full at the outset of the term of the policy, even though premiums are earned over the life of such policies for financial accounting purposes.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     Financial Management Services Liquidity. The principal uses of liquidity by the Company's Financial Management Services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps, operating expenses and income taxes. The Company believes that its Financial Management Services operating liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of Financial Management Services liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment agreements, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its Financial Management Services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities. The Company and Ambac Assurance have a revolving credit facility with two major international banks, as co-agents, for $100.0 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of June 30, 1997 and 1996, no amounts were outstanding under this credit facility.

     Ambac Assurance has an agreement with a group of Aaa/AAA-rated international banks for a $350.0 million credit facility, expiring in December 2003. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to Ambac Assurance in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of June 30, 1997 and 1996, no amounts were outstanding under this line.

     Stock Repurchase Program. During the six months ended June 30, 1997, the Company acquired 475,000 shares under its existing stock repurchase program. Since inception of the Stock Repurchase Program, the Company has acquired approximately 1,536,000 shares.

     Balance Sheet. As of June 30, 1997, the fair value of the Company's consolidated investment portfolio was $5.86 billion, an increase of 13% from $5.20 billion at December 31, 1996. This was primarily due to the growth of the Company's Financial Guarantee Insurance and Financial Management Services operations.

     Cash Flows. Net cash provided by operating activities was $122.8 million and $84.3 million during the six months ended June 30, 1997 and 1996, respectively. These cash flows were primarily provided by the Financial Guarantee Insurance operations.

     Net cash provided by financing activities was $531.5 million and $391.9 million during the six months ended June 30, 1997 and 1996, respectively. This activity included $548.0 million and $415.6 million, respectively, in municipal investment agreements issued (net of draws paid).

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


     The total cash provided by operating and financing activities was $654.3 million and $476.2 million during the six months ended June 30, 1997 and 1996, respectively. From these totals, $655.2 million was used in investing activities during the six months ended June 30, 1997, principally purchases of bonds, offset by proceeds from sales and maturities of bonds. During the six months ended June 30, 1996, $482.9 million was used in investing activities, principally purchases of bonds, offset by proceeds from sales and maturities of bonds and sale of affiliate.

     Off-Balance Sheet Risk. In the normal course of business, the Company uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. In addition, one of the Company's Financial Management Services subsidiaries is a dealer of interest rate swaps primarily to states, municipalities and municipal authorities. This subsidiary manages its interest rate swap business with the goal of being market neutral to changes in taxable interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt and floating taxable interest rates. In the ordinary course of business, the Company manages a variety of other risks - principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

     Material Commitments. The Company has made no commitments for material capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

PART II - OTHER INFORMATION

     Items 1, 2, and 3 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4 - Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 14, 1997, and received the votes set forth below:

     Proposal 1. The following directors were elected to serve on the Company's Board of Directors:

                                                        Number of Votes Cast
                                              ----------------------------------------
                                                    For                   Withheld
                                              ----------------------------------------
         Phillip B. Lassiter                      29,796,230                60,166
           Michael A. Callen                      29,817,630                38,766
           Renso L. Caporali                      29,817,835                38,561
              Richard Dulude                      29,817,735                38,661
            W. Grant Gregory                      29,817,980                38,416
          C. Roderick O'Neil                      29,801,895                54,501

There were no broker non-votes for this proposal.

     Proposal 2A. The proposal to approve the amendment to the Charter to change the Company's name from AMBAC Inc. to Ambac Financial Group, Inc. was adopted, with 29,823,450 votes in favor, 6,552 votes against and 26,394 votes abstaining. There were no broker non-votes for this proposal.

     Proposal 2B. The proposal to approve the amendment to the Charter to increase the number of authorized shares of Common Stock to 100 million was adopted, with 27,499,778 votes in favor, 2,330,232 votes against and 26,386 votes abstaining. There were no broker non-votes for this proposal.

     Proposal 2C. The proposal to approve the amendment to the Charter to eliminate Class A Common Stock and certain other outdated provisions was adopted, with 29,552,715 votes in favor, 47,778 votes against and 53,021 votes abstaining. There were 223,577 broker non-votes for this proposal.

     Proposal 3. The proposal to approve the 1997 Equity Plan was adopted, with 29,552,715 votes in favor, 47,778 votes against and 32,326 votes abstaining. There were 1,817,286 broker non-votes for this proposal.

     Proposal 4. The proposal to approve the 1997 Executive Incentive Plan was adopted, with 27,320,120 votes in favor, 716,152 votes against and 56,721 votes abstaining. There were 1,763,403 broker non-votes for this proposal.

     Proposal 5. The proposal to approve the 1997 Non-Employee Directors Equity Plan was adopted, with 26,889,896 votes in favor, 1,152,227 votes against and 50,871 votes abstaining. There were 1,763,402 broker non-votes for this proposal.

     Proposal 6. The proposal to ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company and its subsidiaries for 1997 was adopted, with 29,752,316 votes in favor, 80,142 votes against and 23,938 votes abstaining. There were no broker non-votes for this proposal.

Item 5 - Other Information

     Acquisition of Cadre Securities, Inc.

     On June 19, 1997, Ambac Securities Inc., a wholly-owned subsidiary of the Company, completed its acquisition of certain assets including the name and assumption of certain liabilities of Cadre Securities, Inc. ("Cadre Securities"). Cadre Securities is registered as a broker-dealer with the Securities and Exchange Commission and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. Cadre Securities is a distributor and marketing agent for various registered and unregistered money market funds and offers its clients U.S. government securities and money market instruments.

     Name Change

     As the Company previously announced in its press release on July 11, 1997, the Company has changed its name from AMBAC Inc. to Ambac Financial Group, Inc., effective as of the close of business on July 11, 1997. The name change was approved by the Company's stockholders at its Annual Meeting in May.

     The Company also announced that, as of the close of business on July 11, 1997, it was changing the name of its principal operating subsidiary, AMBAC Indemnity Corporation, to Ambac Assurance Corporation.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

Exhibit
Number                           Description
------                           -----------

  4.05      Amended and Restated Certificate of Incorporation of the Company.

  4.06      By-Laws of the Company, as amended on July 11, 1997.

 10.19* Employment Letter between David L. Boyle and the Company dated March 4, 1997.

 10.20* Agreement and General Release between W. Dayle Nattress, the Company and AMBAC Indemnity Corporation dated April 10, 1997.

 10.21*     Ambac 1997 Equity Plan.

 10.22*     Ambac 1997 Executive Incentive Plan.

 10.23*     Ambac 1997 Non-Employee Directors Equity Plan.

 10.24* Supplemental Pension Agreement between the Company and Phillip B. Lassiter dated April 30, 1997.

 10.25* Supplemental Pension Agreement between the Company and David L. Boyle dated April 30, 1997.

 11.00      Statement re computation of per share earnings.

 27.00      Financial Data Schedule.

 99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 1997 and December 31, 1996 and for the periods ended June 30, 1997 and 1996.

(b)  Reports on Form 8-K:

     There were no Reports on Form 8-K filed during the second quarter of 1997.

----------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Ambac Financial Group, Inc.
                                          (Registrant)





Dated: August 14, 1997                    By:   /s/ Frank J. Bivona
                                                -------------------
                                                Frank J. Bivona
                                                Senior Vice President, Chief
                                                Financial Officer and Treasurer
                                                (Principal Financial and
                                                Accounting Officer and Duly
                                                Authorized Officer)

                                INDEX TO EXHIBITS




Exhibit                           Description
-------                           -----------
Number

  4.05       Amended and Restated Certificate of Incorporation of the Company.

  4.06       By-Laws of the Company, as amended on July 11, 1997.

10.19*       Employment Letter between David L. Boyle and the Company.

10.20* Agreement and General Release between W. Dayle Nattress, the Company and AMBAC Indemnity Corporation dated April 10, 1997.

10.21*       Ambac 1997 Equity Plan.

10.22*       Ambac 1997 Executive Incentive Plan.

10.23*       Ambac 1997 Non-Employee Directors Equity Plan.

10.24* Supplemental Pension Agreement between the Company and Phillip B. Lassiter dated April 30, 1997.

10.25*       Supplemental Pension Agreement between the Company and David
             L. Boyle dated April 30, 1997.

11.00        Statement re computation of per share earnings.

27.00        Financial Data Schedule.

99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 1997 and December 31, 1996 and for the periods ended June 30, 1997 and 1996.

----------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.