Form 10-Q
period 1997-09-30
AMBAC INC /DE/
filed 1997-11-14
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


        As of September 30, 1997, 70,117,170 shares of Common Stock, par value $0.01 per share, (net of 563,214 treasury shares) of the Registrant were outstanding.

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                 INDEX
                                 -----

                                                                                                      PAGE
                                                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets - September 30, 1997
             and December 31, 1996.............................................................        3

           Consolidated Statements of Operations - three months and nine months
             ended September 30, 1997 and September 30, 1996...................................        4

           Consolidated Statements of Cash Flows - nine months
             ended September 30, 1997 and September 30, 1996...................................        5

           Notes to Consolidated Financial Statements..........................................        6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................        7

PART II  OTHER INFORMATION

Item 5.  Other Information.....................................................................       21

Item 6.  Exhibits and Reports on Form 8-K......................................................       21

SIGNATURES.....................................................................................       22

INDEX TO EXHIBITS..............................................................................       23

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                  Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                    September 30, 1997 and December 31, 1996
                             (Dollars in Thousands)

                                                                          September 30, 1997    December 31, 1996
                                                                          ------------------    -----------------
                                                                             (unaudited)
Assets
------

Investments:
      Bonds, at fair value
         (amortized cost of $5,805,053 in 1997 and $4,979,017 in 1996)           $5,980,343           $5,088,031
      Short-term investments, at cost (approximates fair value)                     149,026              112,511
                                                                          ------------------    -----------------
         Total investments                                                        6,129,369            5,200,542

Cash                                                                                     45                7,734
Securities purchased under agreements to resell                                     179,595              201,169
Receivable for municipal investment agreements                                      359,275               33,299
Receivable for securities sold                                                       55,973               18,467
Investment income due and accrued                                                    69,115               65,920
Deferred acquisition costs                                                          103,922               94,212
Prepaid reinsurance                                                                 169,962              168,786
Loans                                                                               280,791                 -
Other assets                                                                         64,662               85,836
                                                                          ------------------    -----------------
     Total assets                                                                $7,412,709           $5,875,965
                                                                          ==================    =================
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
      Unearned premiums                                                          $1,042,081           $  991,224
      Losses and loss adjustment expenses                                            61,087               60,220
      Ceded reinsurance balances payable                                              4,544                7,438
      Obligations under investment and payment agreements                         3,270,407            2,417,817
      Obligations under municipal investment repurchase agreements                  645,892              336,773
      Deferred income taxes                                                         115,721               80,086
      Current income taxes                                                           11,743                6,538
      Debentures                                                                    223,847              223,798
      Accrued interest payable                                                       46,821               29,958
      Accounts payable and other liabilities                                         89,731               57,689
      Payable for securities purchased                                              112,883               49,408
                                                                          ------------------    -----------------
        Total liabilities                                                         5,624,757            4,260,949
                                                                          ------------------    -----------------

Stockholders' equity:
  Preferred stock                                                                      -                    -
  Common stock                                                                          707                  353
  Additional paid-in capital                                                        499,825              498,401
  Unrealized gains on investments, net of tax                                        95,828               58,911
  Retained earnings                                                               1,210,885            1,072,418
  Cumulative translation adjustment                                                    (154)                -
  Common stock held in treasury at cost                                             (19,139)             (15,067)
                                                                          ------------------    -----------------
    Total stockholders' equity                                                    1,787,952            1,615,016
                                                                          ------------------    -----------------
    Total liabilities and stockholders' equity                                   $7,412,709           $5,875,965
                                                                          ==================    =================

  See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                For the Periods Ended September 30,1997 and 1996
                (Dollars in Thousands Except Common Share Data)


                                                                 Three Months Ended          Nine Months Ended
                                                                   September 30,               September 30,
                                                             --------------------------  --------------------------
                                                                 1997          1996          1997          1996
                                                             ------------  ------------  ------------  ------------
Financial Guarantee Insurance operations:

 Gross premiums written                                      $    52,371   $    67,613   $   177,903   $   176,015
 Ceded premiums written                                           (6,495)       (9,813)      (19,122)      (29,261)
                                                             ------------  ------------  ------------  ------------
  Net premiums written                                            45,876        57,800       158,781       146,754

 Increase in unearned premiums                                   (10,204)      (24,055)      (49,690)      (45,171)
                                                             ------------  ------------  ------------  ------------
  Net premiums earned                                             35,672        33,745       109,091       101,583

 Net investment income                                            40,109        36,887       117,814       107,212
 Net realized gains (losses)                                      13,931        (5,381)       18,222       (25,125)
 Other income                                                        881         1,305         4,269         4,933
                                                             ------------  ------------  ------------  ------------
  Total Financial Guarantee revenues                              90,593        66,556       249,396       188,603
                                                             ------------  ------------  ------------  ------------

 Losses and loss adjustment expenses                                 730         1,301         2,122         3,811
 Underwriting and operating expenses                              10,173         8,646        28,997        27,745
                                                             ------------  ------------  ------------  ------------
  Total Financial Guarantee expenses                              10,903         9,947        31,119        31,556
                                                             ------------  ------------  ------------  ------------

Financial Guarantee Insurance operating income                    79,690        56,609       218,277       157,047
Financial Management Services operating income                     4,380           965         3,377         8,577
Equity in income of affiliate                                       -             -             -              627
Interest expense                                                  (5,391)       (5,248)      (15,935)      (15,673)
Other income (deductions), net                                       998         2,359         3,402         3,278
Other net realized gains                                             (40)         -              748       155,613
                                                             ------------  ------------  ------------  ------------
  Income before income taxes                                      79,637        54,685       209,869       309,469
                                                             ------------  ------------  ------------  ------------

Income tax expense (benefit):
 Current taxes                                                    10,746         9,994        32,495        89,907
 Deferred taxes                                                    8,096           863        13,228        (4,766)
                                                             ------------  ------------  ------------  ------------
  Total income taxes                                              18,842        10,857        45,723        85,141
                                                             ------------  ------------  ------------  ------------
  Net income                                                 $    60,795   $    43,828   $   164,146   $   224,328
                                                             ============  ============  ============  ===========

 Net income per common share                                       $0.87         $0.63         $2.35         $3.21
                                                             ============  ============  ============  ===========
 Weighted average number of
  common shares outstanding                                   70,108,341    69,811,116    69,984,344    69,916,612
                                                             ============  ============  ============  ===========

See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                For The Periods Ended September 30, 1997 and 1996
                             (Dollars in Thousands)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                       1997            1996
                                                                  ------------     ------------
Cash flows from operating activities:
   Net income                                                     $   164,146       $  224,328
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                        1,292            1,696
   Amortization of bond premium and discount                           (1,881)            (980)
   Current income taxes                                                 5,205           25,888
   Deferred income taxes                                               13,364           (5,154)
   Deferred acquisition costs                                          (9,710)          (7,402)
   Unearned premiums, net                                              49,681           45,171
   Losses and loss adjustment expenses                                    867           (5,826)
   Ceded reinsurance balances payable                                  (2,894)          (3,374)
   Investment income due and accrued                                   (3,195)          (6,510)
   Accrued interest payable                                            16,863           14,852
   Gain on sales of investments                                       (20,118)        (130,473)
   Accounts payable and other liabilities                              32,042            5,684
   Other, net                                                          13,196          (12,774)
                                                                  ------------     ------------
       Net cash provided by operating activities                      258,858          145,126
                                                                  ------------     ------------

Cash flows from investing activities:
   Proceeds from sales of bonds                                     1,413,892        1,324,619
   Proceeds from matured bonds                                        838,475          713,445
   Purchases of bonds                                              (3,035,714)      (2,840,183)
   Change in short-term investments                                   (36,515)          (2,563)
   Securities purchased under agreements to resell                     21,574           23,225
   Proceeds from sale of affiliate                                       -             202,609
   Other, net                                                          (1,258)           3,424
                                                                  ------------     ------------
       Net cash used in investing activities                         (799,546)        (575,424)
                                                                  ------------     ------------

Cash flows from financing activities:
   Dividends paid                                                     (17,871)         (15,730)
   Proceeds from issuance of municipal investment agreements        1,716,586        1,268,896
   Payments for municipal investment agreement draws               (1,161,644)        (813,672)
   Proceeds from sale of treasury stock                                28,131           12,835
   Purchases of treasury stock                                        (32,203)         (20,891)
                                                                  ------------     ------------
       Net cash provided by financing activities                      532,999          431,438
                                                                  ------------     ------------
Net cash flow                                                          (7,689)           1,140
Cash at January 1                                                       7,734           12,167
                                                                  ------------     ------------
   Cash at September 30                                                   $45          $13,307
                                                                  ============     ============

Supplemental disclosure of cash flow information
   Cash paid during the period for:

       Income taxes                                                   $20,663          $59,401
                                                                  ============     ============
       Interest expense on debt                                       $18,460          $18,375
                                                                  ============     ============
       Interest expense on municipal investment agreements           $113,695          $96,540
                                                                  ============     ============

  See accompanying Notes to Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company that provides through its affiliates financial guarantee insurance and financial management services to clients in both the public and private sectors in the U.S. and abroad. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has been assigned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch Investors Service, L.P. and Nippon Investors Service, Inc. Through its Financial Management Services Division, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 1997, (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended on March 31, 1997, which was filed with the Commission on May 15, 1997 and
(iii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997, which was filed with the Commission on August 14, 1997.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

     All common stock data has been retroactively adjusted to reflect the two-for-one stock split effective September 10, 1997.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and nine month periods ended September 30, 1997 and 1996, and its financial condition as of September 30, 1997 and December 31, 1996. These results are presented for the Company's two business segments: Financial Guarantee Insurance and Financial Management Services.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996

     CONSOLIDATED NET INCOME

     The Company's net income for the three months ended September 30, 1997 was $60.8 million or $0.87 per common share, an increase of 38% from $43.8 million or $0.63 per common share in the three months ended September 30, 1996. This increase in net income was attributable to higher operating income in both business segments.

     FINANCIAL GUARANTEE INSURANCE

     Operating Income. Through its principal operating subsidiary, Ambac
     ----------------
Assurance, the Company insures municipal and structured finance obligations. Operating income for the three months ended September 30, 1997 was $79.7 million, an increase of 41% from $56.6 million in the three months ended September 30, 1996. This increase was primarily due to realized gains from sales of securities for the period, increased premiums earned from the underlying book of business, and higher net investment income, partially offset by lower premiums earned from refundings, calls and other accelerations and higher underwriting and operating expenses.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gross Par Written. Ambac Assurance insured $9.3 billion in par value bonds
     -----------------
during the three months ended September 30, 1997, an increase of 12% from $8.3 billion in the three months ended September 30, 1996. Par value written for the third quarter of 1997 was comprised of $5.9 billion from municipal bond insurance and $3.4 billion from structured finance insurance, compared to $6.7 billion and $1.6 billion, respectively, in the third quarter of 1996. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 59% from $35.5 billion during the three months ended September 30, 1996 to $56.3 billion in the three months ended September 30, 1997. During the three months ended September 30, 1997, the insured portion of the new issue municipal bond market decreased slightly to approximately 51% from approximately 52% for the three months ended September 30, 1996. (Market size amounts and insured percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

     Gross Premiums Written. Gross premiums written for the three months ended
     ----------------------
September 30, 1997 were $52.4 million, a decrease of 22% from $67.6 million in the three months ended September 30, 1996. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                                                                Three Months Ended September 30,
                                                            ----------------------------------------------------------------------
(Dollars in Millions)                                           1997(1)            %(1)                 1996(1)            %(1)
                                                            ------------       ----------          -------------       -----------
Domestic:
Municipal finance premiums:
 Up-front policies:
   New issue..........................................           $33.3               64%                 $49.1                73%
   Secondary market...................................             2.0                4                   10.2                15
                                                            ------------       ----------          -------------       -----------
    Sub-total up-front written........................            35.3               67                   59.3                88
                                                            ------------       ----------          -------------       -----------
 Installment policies:
   Annual policies....................................             2.3                4                    2.3                 3
   Portfolio products.................................             0.7                1                    0.9                 1
                                                            ------------       ----------          -------------       -----------
       Sub-total installment written..................             3.0                6                    3.2                 5
                                                            ------------       ----------          -------------       -----------
      Total municipal finance written.................            38.4               73                   62.5                92
                                                            ------------       ----------          -------------       -----------
Structured finance premiums:
   Up-front...........................................             0.9                2                    0.1                 -
   Installment........................................             5.2               10                    2.3                 3
                                                            ------------       ----------          -------------       -----------
        Total structured finance written..............             6.1               12                    2.4                 4
                                                            ------------       ----------          -------------       -----------
          Total  domestic written.....................            44.5               85                   64.9                96
                                                            ------------       ----------          -------------       -----------
International:
   Up-front...........................................             6.5               12                    1.6                 2
   Installment........................................             1.4                3                    1.1                 2
                                                            ------------       ----------          -------------       -----------
          Total  international written................             7.9               15                    2.7                 4
                                                            ------------       ----------          -------------       -----------
Total up-front written................................            42.7               81                   61.0                90
Total installment written.............................             9.7               19                    6.6                10
                                                            ------------       ----------          -------------       -----------
Grand total  written                                             $52.4              100%                 $67.6               100%
                                                            ============       ==========          =============       ===========

(1) Numbers may not add due to rounding.


     Ceded Premiums Written. Ceded premiums written for the third quarter of
     ----------------------
1997 were $6.5 million, compared to $9.8 million in the third quarter of 1996. The 34% decrease in ceded premiums written is primarily due to the non-renewal of the automatic treaty reinsurance for domestic business effective January 1, 1997, partially offset by higher ceded premiums for international business. Ambac Assurance uses facultative reinsurance agreements to reduce its risk and manage its insurance portfolio. Ceded premiums written were 12% and 15% of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

gross premiums written for the three month periods ended September 30, 1997 and 1996, respectively.

     Net Premiums Written.  Net premiums written for the three months ended
     --------------------
September 30, 1997 were $45.9 million, a decrease of 21% from the $57.8 million in the three months ended September 30, 1996. This decrease reflects lower gross premiums written, offset by lower premiums ceded to reinsurers in the three months ended September 30, 1997 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three months ended
     -------------------
September 30, 1997 were $35.7 million, an increase of 6% from $33.7 million in the three months ended September 30, 1996. The increase was primarily the result of increased premiums earned from the underlying book of business during the period, partially offset by a decline in premiums earned from refundings, calls and other accelerations for the three months ended September 30, 1997. Net premiums earned for the three months ended September 30, 1997 included $3.5 million (which had a net income per common share effect of $0.03) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended September 30, 1996 included $7.1 million (which had a net income per common share effect of $0.06) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended September 30, 1997 were $32.2 million, an increase of 21% from $26.7 million in the three months ended September 30, 1996.

     Net Investment Income. Net investment income for the three months ended
     ---------------------
September 30, 1997 was $40.1 million, an increase of 9% from $36.9 million in the three months ended September 30, 1996. The increase was primarily attributable to the growth of the investment portfolio. Ambac Assurance's investments in tax-exempt securities amounted to 79% of the total market value of its portfolio as of September 30, 1997, versus 76% at September 30, 1996. The average pre-tax yield-to-maturity on the investment portfolio was 6.35% and 6.47% as of September 30, 1997 and 1996, respectively.

     Net Realized Gains (Losses). Net realized gains were $13.9 million for the
     ---------------------------
three months ended September 30, 1997, compared to $5.4 million in net realized losses for the comparative prior period in 1996.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three months ended September 30, 1997 were $0.7 million, versus $1.3 million in the three months ended September 30, 1996. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. No salvage was recognized for the three month periods ended September 30, 1997 and 1996, respectively.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the third quarter of 1997 were $10.2 million, an increase of 19% from $8.6 million in the third quarter of 1996, primarily as a result of higher gross underwriting expenses. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

commissions. During the three month period ended September 30, 1997, gross underwriting and operating expenses were $14.3 million, an increase of 12% from $12.8 million in the three months ended September 30, 1996, primarily due to higher rating agency fees and advertising, partially offset by lower premium taxes. Underwriting and operating expenses deferred were $7.5 million and $7.3 million for the three months ended September 30, 1997 and 1996, respectively. The amortization of previously deferred expenses and reinsurance commissions was $3.4 million and $3.2 million for the three months ended September 30, 1997 and 1996, respectively.


     FINANCIAL MANAGEMENT SERVICES

     Operating Income. Through its Financial Management Services subsidiaries,
     ----------------
the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Operating income for the three months ended September 30, 1997 was $4.4 million, up from $1.0 million in the three months ended September 30, 1996. Revenues for the third quarter of 1997 were $10.1 million (includes $1.1 million in realized gains), up from $4.0 million in the third quarter of 1996. The increase was primarily due to the inclusion of investment advisory and cash management services revenues of Cadre Financial Services, Inc. ("Cadre"), the assets and name of which the Company acquired on December 31, 1996, as well as higher revenues on interest rate swaps and investment agreements. Expenses for the third quarter of 1997 were $5.7 million, up from $3.1 million in the third quarter of 1996. These increased expenses resulted primarily from the consolidation of Cadre and the Company's electronic commerce solutions affiliate, Ambac Connect, Inc., into the Financial Management Services segment.


     CORPORATE ITEMS

     Interest Expense and Other Income (Deductions), Net. Interest expense for
     ---------------------------------------------------
the three months ended September 30, 1997 was $5.4 million, up 4% from $5.2 million for the three months ended September 30, 1996, primarily due to lower net payments received under an interest rate swap related to the Company's debentures. Other income (deductions), net, includes investment income and operating expenses of the holding company. Other income (deductions), net, was $1.0 million for the three months ended September 30, 1997, down from $2.4 million in the comparative prior period.

     Income Taxes. Income taxes for the three months ended September 30, 1997
     ------------
were at an effective rate of 23.7%, versus 19.9% in the three months ended September 30, 1996. This increase was primarily due to realized gains in the three months ended September 30, 1997.

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

     Core Earnings. Core earnings for the three months ended September 30, 1997
     -------------
were $49.5 million , an increase of 14% from $43.3 million for the three months ended September 30, 1996. The increase in core earnings was primarily the result of continued growth in net premiums earned from the underlying book of business and higher net investment income from insurance operations, as well as higher operating income from the Financial Management Services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the third quarter of 1997 were
     ------------------
$51.5 million, an increase of 9% from $47.3 million in the third quarter of 1996. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended September 30, 1997 and 1996:

(Dollars in Millions)                                                                          1997(1)     1996(1)
                                                                                             ----------  ----------

Net Income...................................................................................  $60.8       $43.8

Net realized (gains) / losses, after tax.....................................................   (9.3)        3.5
                                                                                             ----------  ----------

   Operating earnings........................................................................   51.5        47.3

Premiums earned from refundings,
   calls and other accelerations, after tax..................................................   (2.0)       (4.0)
                                                                                             ----------  ----------

   Core earnings.............................................................................  $49.5       $43.3
                                                                                             ==========  ==========

(1) Numbers may not add due to rounding.

     The weighted average number of shares outstanding during the third quarter of 1997 and 1996 was 70.1 million and 69.8 million, respectively.

     Adjusted Gross Premiums Written. Adjusted gross premiums written were $62.8
     -------------------------------
million in the third quarter of 1997, down 19% from $77.7 million in the third quarter of 1996. The Company defines adjusted gross premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the third quarter of 1997 was $20.1 million, an increase of 20% from $16.7 million written in the third quarter of 1996. The aggregate net present value of estimated future

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

installment premiums was $187.5 million and $157.7 million as of September 30, 1997 and December 31, 1996, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the three months ended September 30, 1997 and 1996:


(Dollars in Millions)                                                                          1997(1)     1996(1)
                                                                                             ----------  ----------
Adjusted Gross Premium Analysis:

Total Up-front premiums written..............................................................   $42.7       $61.0
PV of estimated future installment premiums..................................................    20.1        16.7
                                                                                             ----------  ----------
    Adjusted gross premiums written..........................................................   $62.8       $77.7
                                                                                             ==========  ==========

(1) Numbers may not add due to rounding.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     --------------------
9% to $34.21 at September 30, 1997 compared to $31.25 at December 31, 1996. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

     The following table reconciles book value per share to ABV per share as of September 30, 1997 and December 31, 1996:


                                                                          September 30,                   December 31,
                                                                             1997(1)                         1996(1)
                                                                  ------------------------        ------------------------
Book value per share..........................................              $25.50                          $23.01
After-tax value of:
    Net unearned premium reserve..............................                8.09                            7.62
    Deferred acquisition costs................................               (0.97)                          (0.87)
    Present value of installment premiums.....................                1.74                            1.45
    Unrealized gain on investment agreement liabilities.......               (0.14)                           0.03
                                                                  ------------------------        ------------------------
Adjusted book value per share.................................              $34.21                          $31.25
                                                                  ========================        ========================

(1) Numbers may not add due to rounding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1996

     CONSOLIDATED NET INCOME

     The Company's net income for the nine months ended September 30, 1997 was $164.1 million or $2.35 per common share, a decrease of 27% from $224.3 million or $3.21 per common share in the nine months ended September 30, 1996. The decrease in net income from the prior period was primarily the result of a net realized gain of $155.6 million (which had a net income per common share effect of $1.44) from the Company's sale of its former affiliate, HCIA Inc. Excluding the effect of this one-time gain, net income increased 33% over the nine months ended September 30, 1996. This increase in net income was attributable to higher operating income in the insurance segment, partially offset by lower operating income in the Financial Management Services segment.


     FINANCIAL GUARANTEE INSURANCE

     Operating Income. Operating income for the nine months ended September 30,
     ----------------
1997 was $218.3 million, an increase of 39% from $157.0 million in the nine months ended September 30, 1996 This increase was primarily due to realized gains from sales of securities for the period, increased premiums earned from the underlying book of business and higher net investment income, partially offset by lower premiums earned from refundings, calls, and other accelerations.

     Gross Par Written. Ambac Assurance insured $27.8 billion in par value bonds
     -----------------
during the nine months ended September 30, 1997, an increase of 17% from $23.8 billion in the nine months ended September 30, 1996. Par value written for the first nine months of 1997 was comprised of $18.4 billion from municipal bond insurance and $9.4 billion from structured finance insurance, compared to $18.4 billion and $5.4 billion, respectively, in the first nine months of 1996. According to estimates based on industry sources, the total volume of new issues of municipal bonds increased 18% from $126.8 billion during the nine months ended September 30, 1996 to $149.9 billion in the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the insured portion of the new issue municipal bond market increased to approximately 52% from approximately 49% for the nine months ended September 30, 1996, reflecting increased demand for insured bonds. (Market size amounts and insured percentage figures used in this paragraph were determined on a sale date basis, in conformity with industry practices; all other amounts and percentage figures in this discussion were determined on a closing date basis.)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Gross Premiums Written. Gross premiums written for the nine months ended
     ----------------------
September 30, 1997 were $177.9 million, an increase of 1% from $176.0 million in the nine months ended September 30, 1996. The following table sets forth the amounts of gross premiums written by type and percent of total:


                                                                               Nine Months Ended September 30,
                                                          ----------------------------------------------------------------------
(Dollars in Millions)                                        1997(1)              %(1)               1996(1)               %(1)
                                                          ------------       ----------          -------------       -----------
Domestic:
Municipal finance premiums:
 Up-front policies:
   New issue..........................................        $112.9               63%                $125.3                71%
   Secondary market...................................          13.9                8                   17.5                10
                                                          ------------       ----------          -------------       -----------
    Sub-total up-front written........................         126.9               71                  142.8                81
                                                          ------------       ----------          -------------       -----------
 Installment policies:
   Annual policies....................................           7.2                4                    6.2                 3
   Portfolio products.................................           2.3                1                    3.0                 2
                                                          ------------       ----------          -------------       -----------
     Sub-total installment written....................           9.4                5                    9.2                 5
                                                          ------------       ----------          -------------       -----------
      Total municipal finance written.................         136.3               77                  152.0                86
                                                          ------------       ----------          -------------       -----------
Structured finance premiums:
   Up-front...........................................           8.7                5                    0.9                 1
   Installment........................................          13.5                8                    5.5                 3
                                                          ------------       ----------          -------------       -----------
      Total structured finance written................          22.2               12                    6.4                 4
                                                          ------------       ----------          -------------       -----------
          Total  domestic written.....................         158.5               89                  158.4                90
                                                          ------------       ----------          -------------       -----------
International:
   Up-front...........................................          15.6                9                   15.7                 9
   Installment........................................           3.9                2                    1.9                 1
                                                          ------------       ----------          -------------       -----------
          Total  international written................          19.4               11                   17.6                10
                                                          ------------       ----------          -------------       -----------
Total up-front written................................         151.1               85                  159.5                91
Total installment written.............................          26.8               15                   16.5                 9
                                                          ------------       ----------          -------------       -----------
Grand total  written..................................        $177.9              100%                $176.0               100%
                                                          ============       ==========          =============       ===========

(1) Numbers may not add due to rounding.


     Ceded Premiums Written. Ceded premiums written for the first nine months of
     ----------------------
1997 were $19.1 million, compared to $29.3 million in the first nine months of 1996. The 35% decrease in ceded premiums written is primarily due to the non-renewal in 1997 of the automatic treaty reinsurance for domestic business, partially offset by higher ceded premiums for international business. Ambac Assurance uses facultative reinsurance agreements to reduce its risk and manage its insurance portfolio. Ceded premiums written were 11% and 17% of gross premiums written for the nine month periods ended September 30, 1997 and 1996, respectively.

     Net Premiums Written.  Net premiums written for the nine months ended
     --------------------
September 30, 1997 were $158.8 million, an increase of 8% from the $146.8 million in the nine months ended September 30, 1996. This increase reflects slightly higher gross premiums written and lower premiums ceded to reinsurers in the nine months ended September 30, 1997 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the nine months ended
     -------------------
September 30, 1997 were $109.1 million, an increase of 7% from $101.6 million in the nine months ended September 30, 1996. The increase was primarily the result of increased premiums earned from the underlying book of business during the nine months ended September 30, 1997, partially offset by lower premiums earned from refundings, calls and other accelerations during the period. Net premiums earned for the nine months ended September 30, 1997 included $16.9 million (which had a net income per common share effect of $0.14) from refundings, calls and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

other accelerations of previously insured issues. Net premiums earned in the nine months ended September 30, 1996 included $25.2 million (which had a net income per common share effect of $0.20) from refundings, calls and other accelerations. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the nine months ended September 30, 1997 were $92.2 million, an increase of 21% from $76.4 million in the nine months ended September 30, 1996.

     Net Investment Income. Net investment income for the nine months ended
     ---------------------
September 30, 1997 was $117.8 million, an increase of 10% from $107.2 million in the nine months ended September 30, 1996. The increase was primarily attributable to the growth of the investment portfolio. Ambac Assurance's investments in tax-exempt securities amounted to 79% of the total market value of its portfolio as of September 30, 1997, versus 76% at September 30, 1996. The average pre-tax yield-to-maturity on the investment portfolio was 6.35% and 6.47% as of September 30, 1997 and 1996, respectively.

     Net Realized Gains (Losses). Net realized gains were $18.2 million for the
     ---------------------------
nine months ended September 30, 1997, compared to $25.1 million in net realized losses for the comparative prior period in 1996. The net realized losses in the nine months ended September 30, 1996 partially offset the net realized gain on the sale of HCIA Inc.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the nine months ended September 30, 1997 were $2.1 million, versus $3.8 million in the nine months ended September 30, 1996. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. Losses and loss adjustment expenses, exclusive of salvage recognized, were $2.2 million and $3.9 million for the nine months ended September 30, 1997 and 1996, respectively. Salvage recognized amounted to $0.1 million for both nine month periods ended September 30, 1997 and 1996.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the first nine months of 1997 were $29.0 million, an increase of 5% from $27.7 million in the first nine months of 1996, primarily due to higher rating agency fees and expenses relating to Ambac Insurance UK Limited (which began operations during the first quarter of 1997), partially offset by lower ceding commission expenses in the nine months ended September 30, 1997. During the nine month period ended September 30, 1997, gross underwriting and operating expenses were $42.3 million, an increase of 4% from $40.6 million in the nine months ended September 30, 1996. Underwriting and operating expenses deferred were $23.4 million and $22.9 million for the nine months ended September 30, 1997 and 1996, respectively. Reinsurance commissions which relate to the current period were none and $0.6 million for the nine months ended September 30, 1997 and 1996, respectively. The amortization of previously deferred expenses and reinsurance commissions was $10.1 million and $9.5 million for the three months ended September 30, 1997 and 1996, respectively.


     FINANCIAL MANAGEMENT SERVICES

     Operating Income. Operating income for the nine months ended September 30,
     ----------------
1997 was $3.4 million, down from $8.6 million in the nine months ended September 30, 1996. These results include a $3.5 million restructuring charge (which had a net income per common share effect of $0.03) in the current period for the consolidation of the Company's Westport,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Connecticut office into the Company's corporate headquarters in New York City. Revenues for the first nine months of 1997 were $23.6 million (includes $1.1 million in net realized gains), up from $16.1 million in the first nine months of 1996. The increase was primarily due to the inclusion of revenues of Cadre, partially offset by lower revenues on interest rate swaps. Expenses for the first nine months of 1997, excluding the restructuring charge, were $16.7 million, compared to $7.5 million in the first nine months of 1996. These increased expenses resulted primarily from the consolidation of Cadre and Ambac Connect into the Financial Management Services segment.


     CORPORATE ITEMS

     Interest Expense and Other Income (Deductions), Net. Interest expense for
     ---------------------------------------------------
the nine months ended September 30, 1997 was $15.9 million, up slightly from $15.7 million for the nine months ended September 30, 1996. Other income (deductions), net, includes investment income and operating expenses of the holding company. Other income (deductions), net, increased slightly from $3.3 million for the nine months ended September 30, 1996 to $3.4 million for the nine months ended September 30, 1997.

     Income Taxes. Income taxes for the nine months ended September 30, 1997
     ------------
were at an effective rate of 21.8%, compared to 27.5% in the nine months ended September 30, 1996. The higher effective tax rate in the nine months ended September 30, 1996 reflected the realized gain from the sale of HCIA.


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

     Core Earnings. Core earnings for the nine months ended September 30, 1997
     -------------
were $144.0 million , an increase of 15% from $125.7 million for the nine months ended September 30, 1996. The increase in core earnings was primarily the result of continued growth in net premiums earned from the underlying book of business and higher net investment income from insurance operations, partially offset by lower operating income from the Financial Management Services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the nine months ended September
     ------------------
30, 1997 were $153.6 million, an increase of 10% from $140.0 million in the nine months ended September 30, 1996. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the nine months ended September 30, 1997 and 1996:

(Dollars in Millions)                                                                  1997(1)               1996(1)
                                                                             ---------------------------------------
Net Income...................................................................          $164.1                $224.3
Net realized gains, after tax................................................           (12.6)                (84.3)
Non-recurring item, after tax................................................             2.1                     -
                                                                             ----------------      ----------------
   Operating earnings........................................................           153.6                 140.0

Premiums earned from refundings,
   calls and other accelerations, after tax..................................            (9.6)                (14.3)
                                                                             ----------------      ----------------

   Core earnings.............................................................          $144.0                $125.7
                                                                             ================      ================

(1) Numbers may not add due to rounding.

     The weighted average number of shares outstanding during the nine month period ended September 30, 1997 and 1996 were 70.0 million and 69.9 million, respectively .

     Adjusted Gross Premiums Written. Adjusted gross premiums written were
     -------------------------------
$216.7 million in the first nine months of 1997, an increase of 5% from $205.8 million in the first nine months of 1996. The Company defines adjusted gross premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the nine months ended September 30, 1997 was $65.5 million, an increase of 41% from $46.3 million in the nine months ended September 30, 1996. The aggregate net present value of estimated future installment premiums was $187.5 million and $157.7 million as of September 30, 1997 and December 31, 1996, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the nine months ended September 30, 1997 and 1996:


(Dollars in Millions)                                                                           1997(1)      1996(1)
                                                                                             ----------  -----------
Adjusted Gross Premium Analysis:

Total Up-front premiums written..............................................................  $151.1       $159.5

PV of estimated future installment premiums..................................................    65.5         46.3
                                                                                             ----------  -----------
    Adjusted gross premiums written..........................................................  $216.7       $205.8
                                                                                             ==========  ===========

(1) Numbers may not add due to rounding.


     Adjusted Book Value. ABV per common share increased 9% to $34.21 at
     -------------------
September 30, 1997 compared to $31.25 at December 31, 1996. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINACIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table reconciles book value per share to ABV per share as of September 30, 1997 and December 31, 1996:

                                                                                September 30,                   December 31,
                                                                                   1997(1)                         1996(1)
                                                                         ------------------------        ------------------------
Book value per share..........................................                      $25.50                        $23.01
After-tax value of:
    Net unearned premium reserve..............................                        8.09                          7.62
    Deferred acquisition costs................................                       (0.97)                        (0.87)
    Present value of installment premiums.....................                        1.74                          1.45
    Unrealized gain on investment agreement liabilities.......                       (0.14)                         0.03
                                                                         ------------------------        ------------------------
Adjusted book value per share.................................                      $34.21                        $31.25
                                                                         ========================      ========================

(1) Numbers may not add due to rounding.


     LIQUIDITY AND CAPITAL RESOURCES

     Liquidity for the Holding Company. The Company's liquidity, both on a
     ----------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon Ambac Assurance's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 1997, Ambac Assurance paid dividends of $33.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Given the amount of dividends that the Company expects to receive from Ambac Assurance during 1997 and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its current dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no assurance can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its Common Stock.

     Liquidity for Insurance Operations.  Ambac Assurance's principal uses of
     -----------------------------------
liquidity are for the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities and net investment income. The majority of premiums for Ambac Assurance's Financial Guarantee Insurance policies are payable in full at the outset of the term of the policy, even though premiums are earned over the life of such policies for financial accounting purposes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Liquidity for Financial Management Services Operations. The principal uses
     -------------------------------------------------------
of liquidity by the Company's Financial Management Services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps, operating expenses and income taxes. The Company believes that the operating liquidity needs for Financial Management Services can be funded primarily from its operating cash flow. The principal sources of this segments liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment agreements, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its Financial Management Services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities. The Company and Ambac Assurance have a joint revolving
     ------------------
credit facility with two major international banks, as co-agents, for $100.0 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of September 30, 1997 and 1996, no amounts were outstanding under this credit facility.

     Ambac Assurance has an agreement with a group of Aaa/AAA-rated international banks for a $350.0 million credit facility, expiring in December 2003. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to Ambac Assurance in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of September 30, 1997 and 1996, no amounts were outstanding under this line.

     Stock Repurchase Program. During the nine months ended September 30, 1997,
     -------------------------
the Company acquired approximately 949,000 shares under its existing stock repurchase program. Since inception of the Stock Repurchase Program, the Company has acquired approximately 3,072,000 shares. Under the Stock Repurchase Program established by the Board of Directors, the Company is authorized to repurchase up to 6,000,000 shares of the Common Stock.

     Balance Sheet. As of September 30, 1997, the fair value of the Company's
     --------------
consolidated investment portfolio was $6.13 billion, an increase of 18% from $5.20 billion at December 31, 1996. This was primarily due to the growth of operations in both business segments.

     Cash Flows. Net cash provided by operating activities was $258.9 million
     -----------
and $145.1 million during the nine months ended September 30, 1997 and 1996, respectively. These cash flows were primarily provided from insurance operations.

     Net cash provided by financing activities was $533.0 million and $431.4 million during the nine months ended September 30, 1997 and 1996, respectively. This activity included $554.9 million and $455.2 million, respectively, in investment agreements issued (net of draws paid).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The total cash provided by operating and financing activities was $791.9 million and $576.5 million during the nine months ended September 30, 1997 and 1996, respectively. From these totals, $799.5 million and $575.4 million was used in investing activities during the nine months ended September 30, 1997 and 1996, respectively, principally for purchases of bonds, offset by proceeds from sales and maturities of bonds and from the sale of affiliate.

     Off-Balance Sheet Risk.   In the normal course of business, the Company
     -----------------------
uses interest rate contracts for hedging purposes as part of its overall interest rate risk management. In addition, one of the subsidiaries in the Financial Management Services segment is a dealer of interest rate swaps primarily to states, municipalities and municipal authorities. This subsidiary manages its interest rate swap business with the goal of being market neutral to changes in taxable interest rates, while retaining "basis risk," the relationship between changes in floating tax-exempt and floating taxable interest rates. In the ordinary course of business, the Company manages a variety of other risks principally credit, market, liquidity, operational, and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

     Material Commitments. The Company has made no commitments for material
     ---------------------
capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions. (See "Part II Other Information, Item 5." for Ambac Assurance's proposed acquisition of Construction Loan Insurance Corporation.)

PART II - OTHER INFORMATION

     Items 1, 2, 3 and 4 are omitted either because they are inapplicable or because the answer to such question is negative.

ITEM 5 - OTHER INFORMATION

     On November 12, 1997, Ambac Assurance announced that the Company and the shareholders of Construction Loan Insurance Corporation ("CLIC") had approved their previously announced plans to merge. The merger, which Ambac Assurance expects to close by December 31, 1997, remains subject to certain contingencies including satisfaction of applicable federal and state regulatory requirements. Ambac Assurance will pay $106 million in cash for all of the outstanding shares of stock of CLIC and will also retire $18.4 million of CLIC's debt obligations. Based on unaudited financial statements as of September 30, 1997, CLIC had a book value of $160.8 million. Assuming the merger is consummated as anticipated, the purchase is expected to have a positive effect on the earnings of the Company in the range of approximately $0.07 to $0.09 per share in 1998, depending upon several factors, including, interest rates and general economic conditions. CLIC is a private, for-profit financial guaranty company that, through its wholly-owned insurance subsidiary, Connie Lee Insurance Company ("Connie Lee"), guarantees bonds primarily issued for college and hospital infrastructure projects. While Ambac Assurance does not expect Connie Lee to write new business, it will make sure that Connie Lee bonds retain their triple-A ratings.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING ARE ANNEXED AS EXHIBITS:

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------
      4.05        Amended and Restated Certificate of Incorporation of the Company

    10.21*        1997 Ambac Equity Plan, as amended

     11.00        Statement re computation of per share earnings.

     27.00        Financial Data Schedule.

     99.04        Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of September 30, 1997 and December 31, 1996
                  and for the periods ended September 30, 1997 and 1996.

(B)  REPORTS ON FORM 8-K:

     There were no Reports on Form 8-K filed during the third quarter of 1997.

---------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.
                                               ----------

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Ambac Financial Group, Inc.
                                    (REGISTRANT)




Dated:   November 14, 1997          By: /S/ FRANK J. BIVONA
                                        -------------------
                                         Frank J. Bivona
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------

   4.05           Amended and Restated Certificate of Incorporation of the Company.

  10.21*          1997 Ambac Equity Plan, as amended.

  11.00           Statement re computation of per share earnings.

  27.00           Financial Data Schedule.

  99.04           Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of September 30, 1997 and December 31, 1996
                  and for the periods ended September 30, 1997 and 1996.

---------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.
                                               ----------