Form 10-K405
period 1997-12-31
AMBAC FINANCIAL GROUP INC
filed 1998-03-31
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                     PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                              COMMISSION FILE NUMBER
December 31, 1997                                                     1-10777
                          Ambac Financial Group, Inc.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                               13-3621676
            (State of incorporation)      (I.R.S. employer identification no.)

            ONE STATE STREET PLAZA
            NEW YORK, NEW YORK                              10004
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

                                     None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No ___
                                                 ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 1998 was $3,956,113,609 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 15, 1998, which was $56.625). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

    As of March 15, 1998, 70,110,811 shares of Common Stock, par value $0.01 per share, (net of 569,573 treasury shares) were outstanding.

                      Documents Incorporated By Reference

    Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant's Proxy Statement dated March 31, 1998 in connection with the Annual Meeting of Stockholders to be held on May 13, 1998 are incorporated by reference into Part III hereof.

                                 TABLE OF CONTENTS

                                                                                                   Page
                                                                                                ----------
PART I
Item 1.               Business................................................................           1

Item 2.               Properties..............................................................          29

Item 3.               Legal Proceedings.......................................................          29

Item 4.               Submission of Matters to a
                      Vote of Security Holders................................................          29

PART II
Item 5.               Market for Registrant's Common
                      Equity and Related Stockholder Matters..................................          29

Item 6.               Selected Financial Data.................................................          29

Item 7.               Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations...............................................          30

Item 7A.              Quantitative and Qualitative Disclosures About Market Risk..............          30

Item 8.               Financial Statements and Supplementary Data.............................          30

Item 9.               Changes in and Disagreements With
                      Accountants on Accounting and
                      Financial Disclosure....................................................          30

PART III
Item 10.              Directors and Executive Officers
                      of the Registrant.......................................................          30

Item 11.              Executive Compensation..................................................          30

Item 12.              Security Ownership of Certain
                      Beneficial Owners and Management........................................          30

Item 13.              Certain Relationships and
                      Related Transactions....................................................          31
PART IV
Item 14.              Exhibits, Financial Statement
                      Schedules, and Reports on Form 8-K......................................          31

SIGNATURES                                                                                              36

APPENDIX A            Types and Ratings of Bonds..............................................         A-1

FINANCIAL STATEMENT SCHEDULES                                                                          S-1

                                     Part I

ITEM 1.  BUSINESS.

GENERAL

      Ambac Financial Group, Inc. (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guarantee insurance and financial management services to clients in both the public and private sectors in the U.S. and abroad. The Company was incorporated on April 29, 1991. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), is a leading insurer of municipal and structured finance obligations. Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment management advisory, cash management, fund administration and broker/dealer services, and electronic commerce and information management solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

      During the first quarter of 1997, Ambac Assurance established a new subsidiary in the United Kingdom, Ambac Insurance UK Limited ("Ambac UK"), which is authorized to conduct certain classes of general insurance business in the United Kingdom. Ambac UK is the Company's primary vehicle for the issuance of financial guarantee insurance policies in the United Kingdom and Europe.

      On December 18, 1997, Ambac Assurance acquired Construction Loan Insurance Corporation ("CLIC"). Ambac Assurance paid $106.0 million in cash and retired $18.4 million of CLIC debt. CLIC (renamed Connie Lee Holdings, Inc.) and its triple-A rated financial guarantee insurance subsidiary Connie Lee Insurance Company ("Connie Lee"), are now wholly owned subsidiaries of Ambac Assurance. Connie Lee, which guaranteed bonds primarily for college and hospital infrastructure projects, is not expected to write any new business. Ambac Assurance and Connie Lee have arrangements in place to assure that Connie Lee maintains a level of capital sufficient to support Connie Lee's outstanding obligations and for Connie Lee insured bonds to retain their triple-A rating. As previously reported, management expects the acquisition to have a positive impact on earnings in 1998, depending upon several factors, including interest rates and economic conditions.

      Ambac Assurance is primarily engaged in insuring municipal and structured finance obligations and is the successor of the oldest municipal bond insurance company, which wrote the first municipal bond insurance policy in 1971. Financial guarantee insurance written by Ambac Assurance in both the primary and secondary markets guarantees payment when due of the principal of and interest on the obligation insured. In the case of a default on the insured obligation, payments under the insurance policy may not be accelerated by the policyholder without Ambac Assurance's consent. Ambac Assurance seeks to minimize the risk inherent in its insurance portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and obligor. As of December 31, 1997, Ambac Assurance's net insurance in force (after giving effect for reinsurance) was $275.9 billion. See "Insurance in Force" below.

      Ambac Assurance has been assigned triple-A claims-paying ability ratings, the highest ratings of Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), Fitch IBCA, Inc., ("Fitch") and Nippon Investors Service, Inc. ("Nippon"). These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement. See "Rating Agencies" below.

      The Company's investment agreement business ("IA Business") provides triple-A investment agreements primarily to states, municipalities and their authorities. The investment agreements are rated triple-A by virtue of Ambac Assurance's insurance policies which guarantee the IA Business' performance. Investment agreements are used by municipal bond issuers to invest bond proceeds until the proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Investment Agreement Business" below.

      The Company provides interest rate swaps through its subsidiary Ambac Financial Services, L.P. ("AFS") to states, municipalities and their authorities, and other entities in connection with their financings. The interest rate swaps provided by AFS are insured by triple-A rated Ambac Assurance and provide a financing alternative that can reduce a municipal issuer's overall borrowing costs. See "Ambac Financial Services, L.P. below.

      The Company provides investment advisory, cash management and fund administration services through its Cadre Financial Services, Inc. ("Cadre") subsidiary and broker/dealer services through its Cadre Securities, Inc. ("Cadre Securities") subsidiary, to school districts, hospitals and health organizations, and municipalities. The Company also provides electronic commerce solutions through its 61% owned subsidiary, Ambac Connect, Inc. ("ACI") to states, municipalities and their authorities.

      As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, and to make capital investments in its subsidiaries. Such dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters -- Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's 1997 Annual Report to Stockholders.

BUSINESS SEGMENTS

      The following paragraphs describe the business operations of Ambac Financial Group, Inc., its subsidiaries and affiliates (sometimes collectively referred to as "the Company") for the Company's two business segments: Financial Guarantee Insurance and Financial Management Services.

      FINANCIAL GUARANTEE INSURANCE

      Financial guarantee insurance of the type written by Ambac Assurance guarantees to the holder of the underlying obligation the timely payment of principal and interest on such obligation in accordance with its original payment schedule. Accordingly, in the case of an issuer default on the insured obligation, payments under the insurance policy may not be accelerated by the policyholder without Ambac Assurance's consent.

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


      The Company derives financial guarantee insurance revenues from (i) premiums earned over the life of the obligations insured, (ii) net investment income, (iii) net realized gains and losses and (iv) fees. Excluding transactions with affiliates, total financial guarantee insurance revenues were $339.2 million, $266.3 million and $248.6 million in 1997, 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 18 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

      Financial guarantee insurance is sold in three principal markets: the United States municipal market, the United States structured finance and asset-backed market, and the international market.

      UNITED STATES MUNICIPAL MARKET

      Until 1993, Ambac Assurance was almost exclusively focused on the municipal market in the United States. The municipal market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer and other utility districts, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Municipal obligations are supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. The following table sets forth the volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the period from 1988 through 1997 in the United States.

                  NEW ISSUES OF U.S. LONG-TERM MUNICIPAL BONDS

                                                                                       INSURED
                                                                                       BONDS AS
                                                                                      PERCENTAGE
                                                                 TOTAL     INSURED     OF TOTAL
                                                                Volume     Volume       Volume
($ in Billions)
1988........................................................     $117.3     $ 27.1          23.1
1989........................................................      125.0       31.1          24.9
1990........................................................      127.8       33.5          26.2
1991........................................................      172.4       51.9          30.1
1992........................................................      234.7       80.8          34.4
1993........................................................      292.2      107.8          36.9
1994........................................................      164.8       61.4          37.3
1995........................................................      160.3       68.5          42.7
1996........................................................      183.5       85.5          46.6
1997........................................................      215.1      104.8          48.7
__________________

Source:                      Amounts in the total volume column (except for 1997) are based upon estimated data reported by The
                             Bond Buyer's 1997 Yearbook. The 1997 volume amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Statistics in the Insured
                             Volume column include only the insured portion of an issue and are based upon industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts in the Total Volume and Insured
                             Volume columns represent gross par amounts issued or insured, respectively, during such year.

       The foregoing table illustrates the changes in the total volume and insured volume of new issues of municipal bonds over the past ten years. The increase in volume of municipal bond issuance during 1991, 1992 and 1993 was primarily due to increased refunding activity related to a lower interest rate environment. The decrease in municipal bond issuance during 1994 and 1995 was primarily due to decreased refunding activity related to a higher interest rate environment. During 1996 and 1997, municipal bond issuance began to rise again as interest rates began to decrease.


       Although there have been certain monetary defaults in bond issues of substantial amounts, incidents of monetary default on municipal bonds have been infrequent in recent years. With the exception of the default by the Washington Public Power Supply System, most monetary defaults since 1981 have been related to industrial revenue bonds, nursing home bonds, housing bonds and other non-general obligation bonds. Furthermore, based upon data reported by the Association of Financial Guaranty Insurers, the percentage of insured municipal bonds experiencing monetary defaults in recent years is relatively low compared to the entire municipal market. The relatively low incidence of municipal bond defaults may be partially the result of safeguards developed over the years since the Depression of the 1930's, when a great number of municipal defaults occurred. Such safeguards include the imposition of issuer debt limits, greater supervision by state governments of local debt administration, and more thorough credit reviews by investment firms, rating agencies and institutional investors. While these safeguards address many of the causes of earlier defaults, they may be inadequate to prevent an increased level of defaults in the future caused by presently unforeseen economic and other factors. For example, 1994 and 1995 were notable years in the municipal finance industry in that certain municipal issuers realized losses in their investment portfolios as a result of the use of derivative financial instruments. These investment losses, however, did not result in a higher level of ultimate payment defaults by municipal issuers. See "Losses and Reserves" below.

       UNITED STATES STRUCTURED FINANCE AND ASSET-BACKED MARKET

       Insurance on securities in the structured finance and asset-backed market is typically issued in connection with structured financings or securitizations in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. Such obligations include, but are not limited to: mortgage-backed securities and pools of home equity loans, credit card receivables, trade receivables or other assets. While most structured finance and asset-backed obligations are secured by or represent interest in pools of assets, monoline financial guarantors have also insured structured finance and asset-backed obligations secured by one or a few assets.

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

       Structural risks addressed by asset-backed transactions include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors, and therefore the insurer, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. (The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose issuing entity). Related issues that often arise concern whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

       The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantee insurance is broad and disparate, comprising public issues and private placements. The varied classes of assets securitized or guaranteed, and the recent rapid development of the market make estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. One of the most well developed sectors of this market is the U.S. public asset-backed market. The volume in this market in recent years is summarized in the following table.

               NEW ISSUES OF U.S. PUBLIC ASSET-BACKED SECURITIES

                                                                                         TOTAL
                                                                                         Volume
($ in Billions)
1993.................................................................................    $ 57.7
1994.................................................................................      75.5
1995.................................................................................     108.0
1996.................................................................................     151.5
1997.................................................................................     176.0
__________________

Source:                        Amounts are based upon estimated data reported by Asset Sales Report.

       INTERNATIONAL MARKET

       Outside of the United States, sovereign and sub-sovereign, structured and asset-backed, utilities and other issuers are increasingly using financial guarantee insurance, particularly in markets throughout Western Europe. A number of important trends in international markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted the burden of funding from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. In Europe, there is growing interest in asset-backed securitization, especially through commercial paper conduits.

       While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of financial regulatory requirements, accounting standards and legal systems. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance insures both asset-backed and structured transactions, sovereign and sub-sovereign debt issues, utilities, and other obligations in selected international markets.

       Ambac Assurance believes that the risk profile of the international business it insures is generally the same as in the U.S. However, there are some unique risks inherent in the international business, including legal and political environments, capital market dynamics, exposures to foreign exchange and transfer risk, and the degree of governmental support. Ambac Assurance monitors these risks carefully, and addresses them through its credit underwriting guidelines, standards and procedures.

       FINANCIAL GUARANTEE INSURANCE

       PUBLIC FINANCE  - ORGANIZATION

       Public Finance is responsible for underwriting insurance and maintaining client relationships for the following types of municipal bonds: general obligation, tax-backed, transportation, leases, utilities, higher education and airports. During 1997 and 1996, Public Finance was responsible for insured gross par written of $22.5 billion and $19.0 billion, respectively. As of December 31, 1997, net par outstanding related to Public Finance was $101.5 billion.

       Public Finance is organized along regional lines, with a team of underwriters assigned to each of three regions of the United States; North, South and West. Management believes a regional focus promotes closer ties to issuers, financial advisors and bankers who now deal with the same team of professionals in each region, regardless of the type of obligation being insured.

       Within Public Finance, the management of credit decisions and criteria is centralized in the Credit Management Group. This group, in conjunction with the Public Finance Senior Credit Committee, seeks to assure that credit criteria are maintained, are appropriate and are systematically and consistently applied across the regions.

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

       Ambac Assurance assigns internal ratings to individual exposures as part of the new issue underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance's independent judgments, are based upon underlying credit parameters similar to those used by nationally recognized rating agencies.

       SPECIALIZED FINANCE  - ORGANIZATION

       Specialized Finance is responsible for underwriting insurance and maintaining client relationships for the following types of financings: structured transactions; receivable securitizations; asset-backed commercial paper conduits; home equity and mortgage-backed securities; bonds of state housing and student loan agencies, health care institutions and investor-owned utilities. Underwriters in Specialized Finance are organized into teams of experienced professionals with expertise in a specific type of security. During 1997 and 1996, Specialized Finance was responsible for insured gross par written of $23.8 billion and $17.8 billion, respectively. As of December 31, 1997, net par outstanding related to Specialized Finance was $64.1 billion.

       Specialized Finance is also responsible for underwriting all transactions with international exposure, primarily in Europe. During 1997 and 1996, Ambac Assurance insured gross par written in international transactions of $4.0 billion and $3.7 billion, respectively. As of December 31, 1997, net par outstanding related to international risks was $5.6 billion. Geographically, the countries receiving Ambac Assurance's primary international focus have been France, Japan and the United Kingdom. The types of international obligations insured primarily have been asset-backed securities, sovereign and sub-sovereign obligations, and special revenue and infrastructure obligations. Management has developed underwriting standards for international risks which are consistent with those applied to risks in the United States. In addition management believes that the international risks insured to date are largely similar in risk type to those insured in the United States.

       Ambac Assurance and MBIA Insurance Corporation ("MBIA") formed an unincorporated joint venture, MBIA/AMBAC International, to market financial guarantee insurance in Europe in September 1995. The joint venture was formed with the goal of bringing the combined capital and human resources of the two companies together to more efficiently serve the European markets. Since the inception of the joint venture, the two companies have insured a combined total par amount of approximately $12.0 billion related to international risks under the joint venture. Under the joint venture, financial guarantee policies are issued separately by each of the companies. While retaining the right to act individually, each company has the opportunity to reinsure up to 50 percent of the non-U.S. financial guarantee business written by the other company as part of the joint venture. Customer preference, licensing and market considerations determine which company insures a transaction.

       In January 1997, Ambac Assurance capitalized a new subsidiary in the United Kingdom, Ambac UK, which is authorized to conduct certain classes of general insurance business in the United Kingdom. Ambac UK is the Company's primary vehicle for directly issuing financial guarantee insurance policies in the United Kingdom and Europe. Ambac Assurance and Ambac UK have entered into a net worth maintenance agreement and reinsurance agreements.

       As is the case with Public Finance, the management of credit decisions and criteria in Specialized Finance is centralized in the Risk Management Group. This group, in conjunction with the Specialized Finance Senior Credit Committee, seeks to assure that credit criteria are appropriate and systematically applied across the division. The Risk Management Group is responsible for overseeing the surveillance process, setting and monitoring standards for quality, timing and documentation of credit reviews. Analysts responsible for portfolio surveillance schedule and execute regular and ad hoc reviews of credits in the book of business. Risk adjusted surveillance strategies have been developed for each bond type.

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

     INSURANCE WRITTEN

       Ambac Assurance provides financial guarantee insurance for U.S. municipal bonds, U.S. structured finance and asset-backed obligations and international obligations. Financial guarantee insurance is delivered in two markets: the new issue market and the secondary market. The new issue market includes municipal bond insurance, insurance of structured finance and asset-backed obligations, insurance of debt service reserve funds, insurance of international obligations, assumed reinsurance, and insurance of other financial obligations. The secondary market includes insurance of municipal bonds, structured finance and asset-backed obligations, bonds in mutual funds, and unit investment trusts ("UITs").

       The following table indicates the gross par amount written for each of the years, 1997, 1996 and 1995 with respect to each market:

                                                                1997                      1996                      1995
                                                       ---------------------     ---------------------     ---------------------
($ In Millions)

New issue market.......................................              $44,726                   $35,384                   $23,630
Secondary market.......................................                1,571                     1,434                     2,339
                                                       ---------------------     ---------------------     ---------------------
                                                                     $46,297                   $36,818                   $25,969
                                                       =====================     =====================     =====================

       New Issue Market - U. S. Municipal

       Ambac Assurance sells the majority of its insurance in the new issue municipal bond market. Of the $44.7 billion, $35.4 billion and $23.6 billion of new issue par exposure written in 1997, 1996 and 1995, respectively, $27.9 billion, $25.3 billion and $18.0 billion, respectively, was new issue U.S. municipal bond exposure. In the new issue U.S. municipal bond market, an issuer typically pays a single premium to Ambac Assurance at the time the policy is issued. Premiums are based on the total amount of principal and interest that will become due during the life of the bonds and on Ambac Assurance's evaluation of the inherent strength and credit quality of the issuer. Insurance premium rates take into account the risk assumed by the insurer. Critical factors in assessing risk include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants and the length of maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue. Charges for new issue insurance also take into account the benefits to be obtained by the issuer, as well as the cost and the projected return to Ambac Assurance.

       Proposed new municipal bond issues are submitted to Ambac Assurance to determine their insurability by issuers or by their investment bankers or financial advisors. Municipal bond issues are sold on either a competitive or a negotiated basis. With respect to competitive issues, an issuer will publish a notice of sale soliciting bids for the purchase of a proposed issue of municipal bonds. Various syndicates are then formed by potential bidders on the bonds. These syndicates then solicit a determination from some or all of the financial guarantee insurers whether an issue is insurable and at what premium rate and on what terms. The syndicate then determines whether to bid on the issue with insurance (and if so, with which insurer) or without insurance. The issuer then generally selects the syndicate with the lowest bid. In a negotiated offering, an individual investment banker or team of investment bankers has already been selected by the issuer and that banker or team then typically solicits premium quotes and terms from the insurers.


       The new issue U.S. market includes insurance policies designed to satisfy debt service reserve fund requirements of municipal bond issuers. These policies insure the availability of an amount not to exceed the debt service reserve fund requirement for the issues, which in most cases is the lesser of one year's maximum principal and interest payments or approximately 10% of the original principal amount of a bond issue. Any amounts drawn under the debt service reserve fund policy must be reimbursed by the issuer within a specified time period and at a specified interest rate.

       New Issue Market - U.S. Structured Finance and Asset-Backed

       Of the $44.7 billion, $35.4 billion and $23.6 billion of new issue par exposure written in 1997, 1996 and 1995, respectively, $12.8 billion, $6.5 billion and $3.7 billion was new issue U.S. structured finance bond exposure. Premiums for U.S. structured finance and asset-backed policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1997 and 1996, net outstanding par exposure related to U. S. structured finance and asset-backed transactions was $18.6 billion and $8.1 billion, respectively.

       NEW ISSUE MARKET - INTERNATIONAL

       Of the $44.7 billion, $35.4 billion and $23.6 billion of new issue par exposure written in 1997, 1996 and 1995, respectively, $4.0 billion, $3.6 billion and $1.9 billion was new issue international structured finance and asset-backed bond exposure. Premiums for international policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1997 and 1996, net outstanding par exposure related to international transactions was $5.6 billion and $4.3 billion, respectively.

       SECONDARY MARKET

       Insurance on bonds outstanding in the secondary market is typically purchased by an institution to facilitate the sale of municipal bonds in its portfolio or inventory. The insurance generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously-issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new municipal bond issues. However, Ambac Assurance is more selective in the types of bonds it will insure in the secondary market. Secondary market insurance can be riskier for a more complex legal structure since the insurer does not have the ability to influence restrictive covenants at the time of issuance. Consequently, Ambac Assurance concentrates its secondary market insurance efforts on insurance of general obligation and utility revenue bonds, in addition to issues where Ambac Assurance has existing exposure.

       Sponsors of UITs contact Ambac Assurance for insurance on individual bonds in a specific trust. Insurance policies on individual bonds in insured UITs are effective only as long as such bonds remain in the UIT unless an additional premium is paid to extend their effective date to the stated maturity of the bonds.

       Ambac Assurance insures individual bonds in insured mutual funds. Insurance policies on individual bonds in insured mutual funds are effective only as long as the individual bonds remain in the fund. Premiums on bonds included in mutual funds are collected monthly.

       INSURANCE IN FORCE

       Ambac Assurance underwrites and prices financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured bonds. Ambac Assurance estimates that the average life (as opposed to the stated maturity) of its insurance policies on new issue par in force at December 31, 1997 was 12.8 years. The 12.8 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each insured bond, and weighting them on the basis of the remaining par insured. No assumptions are made for any prepayment of insured bonds or for any future refundings of insured issues. Municipal bonds generally have provisions that allow the issuer to prepay all or a portion of the outstanding amount prior to maturity.

       Ambac Assurance seeks to maintain a diversified insurance portfolio designed to spread its risk based on a variety of criteria, including (i) issue size, (ii) type of bond, (iii) geographic area and (iv) issuer.

       As of December 31, 1997, the total net par amount of insured bonds outstanding was $165.6 billion. This amount excludes Ambac Assurance's guarantees for the timely payment of principal and interest on obligations under investment agreements issued by the IA Business. As of December 31, 1997, the aggregate amount of investment agreements insured was $3.86 billion, including accrued interest. The insurance policies covering the IA Business are collateralized by the IA Business' investment securities, accrued interest, securities purchased under agreements to resell and cash and cash equivalents, which as of December 31, 1997, had a fair value of $3.94 billion in the aggregate. See "Financial Management Services" below.

     ISSUE SIZE

       Ambac Assurance seeks a broad coverage of the market by insuring small and large issues alike. Ambac Assurance's insured exposure as of December 31, 1997 reflects the emphasis on issues insured with an original par amount of less than $25 million, which reduces Ambac Assurance's average per-issue exposure to losses. The following table sets forth the distribution of Ambac Assurance's insured portfolio as of December 31, 1997 with respect to the original size of each insured issue:

                         ORIGINAL PAR AMOUNT PER ISSUE
                            AS OF DECEMBER 31, 1997

                                                                                                             % OF TOTAL NET PAR
                                                                   % OF TOTAL NUMBER      NET PAR AMOUNT     AMOUNT OUTSTANDING
ORIGINAL PAR AMOUNT                          NUMBER OF ISSUES          OF ISSUES            OUTSTANDING

-------------------------------------     --------------------  --------------------  -------------------- --------------------
                                                                                          ($ In Millions)

Less than $10 million................                    9,215                    64%             $ 23,698                   14%
$10-25 million.......................                    2,004                    14                24,249                   15
$25-50 million.......................                      911                     6                24,292                   15
Greater than $50 million.............                    2,369                    16                93,362                   56
                                               --------------------   -------------------   ------------------- --------------------
                                                        14,499                   100%             $165,601                  100%
                                               ====================  ====================  ==================== ====================

       TYPES OF BONDS

     The table below shows the distribution by bond type of Ambac Assurance's insured portfolio as of December 31, 1997. As the table illustrates, approximately 37% of Ambac Assurance's net par amount outstanding at December 31, 1997, consisted of general obligation bonds and utility revenue bonds, which generally present less credit risk than other types of municipal bonds. Ambac Assurance tries to avoid insuring bond issues which entail excessive single project risk, over-capacity or customer contract disputes. For a more detailed discussion of the various types of obligations in Ambac Assurance's insured portfolio, see "Types and Ratings of Bonds" attached as Appendix A hereto.

                         INSURED PORTFOLIO BY BOND TYPE
                            AS OF DECEMBER 31, 1997

                                                                                                         % of Total Net Par
                                                                                  NET PAR AMOUNT         Amount Outstanding
BOND TYPE                                                                          OUTSTANDING
-------------------------------------------------------------------------- ----------------------        ---------------------
($ In Millions)
U.S. MUNICIPAL MARKET:
  General obligation......................................................               $ 36,324                    22  %
  Lease and tax-backed revenue............................................                 30,980                    19
  Utility revenue.........................................................                 24,913                    15
  Health care revenue.....................................................                 18,545                    11
  Transportation revenue..................................................                  7,370                     4
  Higher education........................................................                  6,852                     4
  Investor-owned utilities................................................                  6,255                     4
  Housing revenue.........................................................                  6,064                     4
  Student loans...........................................................                  3,516                     2
  Other...................................................................                    597                     1
                                                                                ----------------------       ---------------
     Total U.S. Municipal Market..........................................                141,416                    86
                                                                                ----------------------        --------------
U.S. STRUCTURED FINANCE AND ASSET-BACKED MARKET:
   Mortgage-backed and home equity........................................                 11,620                     7
   Commercial asset-backed................................................                  4,538                     3
   Other consumer asset-backed............................................                  1,514                     1
   Banks/financial institutions...........................................                    524                     -
   Other..................................................................                    439                     -

     Total U.S. Structured Finance and Asset-Backed Market................                 18,635                    11
                                                                                ----------------------        ---------------
     Total U.S............................................................                160,051                    97
                                                                                ----------------------        ---------------

INTERNATIONAL MARKET:.....................................................
    Commercial asset-backed...............................................                  2,600                     2
    Sovereign/sub-sovereign...............................................                    981                     1
    Mortgage-backed and home equity.......................................                    496                     -
    Utilities.............................................................                    456                     -
    Banks/financial institutions..........................................                    283                     -
    Other.................................................................                    734                     -
                                                                                ----------------------        --------------
     Total International Market...........................................                  5,550                     3
                                                                           N    ----------------------        --------------
         Total............................................................               $165,601                   100%
                                                                                ======================        ==============

       The table below shows the percentage, by bond type, of new business insured by Ambac Assurance during each of the last five years. During this period, Ambac Assurance has consistently emphasized insurance of general obligation bonds, utility revenue bonds and tax-backed revenue bonds and has maintained a decreasing but substantial proportion of its insured volume in such bond types.

                     NEW BUSINESS INSURED BY BOND TYPE (1)


Bond Type                                    1993      1994      1995      1996      1997
-----------------------------------------------------------------------------------------

U.S. Municipal Market:
 General obligation.....................       29%       29%       23%       16%       18%
 Utilities (2)..........................       26        21        16        15        12
 Lease and tax-backed revenue...........       21        16        16        23        17
 Health care revenue....................       13         8         8         7         8
 Housing revenue........................        2         5         5         3         3
 Transportation revenue.................        3         5         5         3         2
 Student loans..........................        1         4         5         3         1
 Higher education.......................        3         4         3         3         3
 Other..................................        0         1         0         0         1
                                            ------------------------------------------------
   Total Municipal Market...............       98        93        81        73        65
                                            -------------------------------------------------
U.S. STRUCTURED  FINANCE AND
 ASSET-BACKED MARKET:
  Mortgage-backed and home..............
     equity.............................        0         1         8        12        18
  Commercial asset-backed...............        0         0         5         4         8
  Other  consumer asset-backed..........
                                                0         0         0         0         1
  Banks/financial institutions..........        0         0         0         0         2
  Other.................................        2         1         1         3         1
                                            ------------------------------------------------
   Total U.S. Structured
   Finance and Asset-Backed
   Market...............................        2         2        14        19        30
                                           -------------------------------------------------
INTERNATIONAL MARKET:
  Commercial asset-backed...............        0         1         2         6         1
  Sovereign/sub-sovereign...............        0         0         0         0         1
  Mortgage-backed and home..............
     equity.............................        0         0         0         0         1
  Utilities.............................        0         0         0         0         1
  Banks/financial institutions..........        0         0         0         0         0
  Other.................................        0         4         3         2         1
   Total International Market...........-------------------------------------------------
                                                0         5         5         8         5
                                        -------------------------------------------------
   Total................................      100  %    100  %    100  %    100  %    100  %
                                        =================================================

(1) Stated as a percentage of total net par amount insured during such year.
(2) Includes investor-owned utilities.

       Geographic Area

       Ambac Assurance is licensed to write business in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and Guam. As of December 31, 1997, the eight largest states, as measured by net par amount outstanding, accounted for approximately 51% of Ambac Assurance's total net par amount outstanding. The following table sets forth those states and geographic areas in which Ambac Assurance's aggregate insured exposure equaled 2% or more of its total net par amount outstanding as of December 31, 1997.

               INSURED PORTFOLIO BY STATE AS OF DECEMBER 31, 1997




                                                                          Net Par Amount          % of Total  Net Par
                                                                            Outstanding            Amount Outstanding
STATE/GEOGRAPHIC AREA

------------------------------------------------------------          ---------------------     ---------------------
($ In Millions)

California..................................................                       $ 19,593                        12%
New York....................................................                         13,219                         8
Pennsylvania................................................                         11,988                         7
Florida.....................................................                         11,803                         7
Texas.......................................................                          8,607                         5
Illinois....................................................                          7,510                         5
Ohio........................................................                          6,210                         4
Michigan....................................................                          5,535                         3
New Jersey..................................................                          5,432                         3
Massachusetts...............................................                          5,142                         3
Washington..................................................                          3,255                         2
Indiana.....................................................                          3,075                         2
Other States................................................                         58,682                        36
                                                                      ---------------------     ---------------------
     Total domestic.........................................                        160,051                        97
International...............................................                          5,550                         3
                                                                      ---------------------     ---------------------
                                                                                   $165,601                       100%
                                                                      =====================     =====================

       Issuers

       Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net insurance in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 1997, Ambac Assurance's net par amount outstanding for its 20 largest credits, totaling $12.1 billion, was approximately 7% of Ambac Assurance's total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance's total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies" below.

       UNDERWRITING GUIDELINES, POLICIES AND PROCEDURES

       Underwriting guidelines, policies and procedures have been developed by Ambac Assurance's management with the intent that Ambac Assurance insure only those obligations which, in the opinion of Ambac Assurance analysts, are of investment grade quality. There are instances where one of the major rating agencies will differ with Ambac Assurance's assessment of the investment grade nature of a particular obligation or where the underlying rating of an issuer is subsequently downgraded to below investment grade. As of December 31, 1997, Ambac Assurance's aggregate outstanding net par insured of below investment grade issues was $1,428.4 million (or 0.9% of Ambac Assurance's total net par amount outstanding of obligations insured).

       The underwriting process involves review of structural, legal and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management. The rating agencies also monitor the credits underlying Ambac Assurance's insurance in force and, in most cases, advise Ambac Assurance of the credit rating each issue would receive if it were not insured by Ambac Assurance.

       The following table sets forth Ambac Assurance's insured portfolio by rating as of December 31, 1997:
                        INSURED PORTFOLIO BY RATING (1)
                            AS OF DECEMBER 31, 1997



                                                                          Net Par Amount           % of Total Net Par
                                                                            Outstanding            Amount Outstanding
RATING

------------------------------------------------------------          ---------------------     ---------------------
($ In millions)

AAA.........................................................                       $    287                         -%
AA..........................................................                         14,720                         9
A...........................................................                        102,667                        62
BBB.........................................................                         46,499                        28
BIG (2).....................................................                          1,428                         1
                                                                          --------------------     ----------------------
                                                                                   $165,601                       100%
                                                                          =====================     =====================

(1)  Ratings represent Ambac Assurance internal ratings.
(2) Represents those bonds which have been categorized as "below investment grade" by Ambac Assurance.


       Ambac Assurance's policy is to reduce default risk associated with the obligations insured by it to the extent practicable. The decision to insure an issue is based upon the issuer's ability to repay the bonds, security features and structure, rather than upon an actuarial or statistical prediction of the likelihood that the issuer will default on the underlying debt obligation. Ambac Assurance insures only those bonds on which it expects not to incur a loss. However, Ambac Assurance's policy is to provide for loss reserves that are adequate to cover potential losses. See "Losses and Reserves" below. Underwriting criteria vary by bond type, reflecting the differences, for example, in economic and social factors, debt management, public purpose essentiality, financial management, legal and administrative factors, revenue sources and security features.

       All requests for insurance are reviewed by Ambac Assurance's underwriting staff, which is divided into two major underwriting divisions. The underwriting process is designed to screen each issue carefully and begins with a thorough credit analysis and written report prepared by the primary analyst assigned to the issue. The report is then reviewed within the primary analyst's underwriting group and division. The primary analyst's recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required and the extent of an attorney's involvement in a particular credit depends on the aggregate amount of Ambac Assurance's existing or potential exposure to the credit. On large credits, where the aggregate exposure exceeds a certain pre-determined amount, the insurance decision must be approved by a credit committee comprised of senior underwriting officers and an attorney in addition to the analysts and underwriting officer mentioned above.

       Ambac Assurance determines premium rates on the basis of the bond type and credit strength of the bond issue, the maturity and structure of the issue, and other credit and market factors, including, but not limited to, security features, the presence or absence of a debt service reserve fund or additional credit enhancement features and the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue. Premium rates are based upon established premium ranges, extensive consultation with the analysts responsible for the issue, and market intelligence developed from daily contact with syndicate managers and traders at investment banking firms to help form the most accurate view of the value of Ambac Assurance's insurance on each issue.

       REMEDIAL MANAGEMENT

       Those issues which are either in default or have developed problems that, with the passage of time, may lead to a claim or loss are tracked closely by the appropriate surveillance team. The documents underlying any problem credit are reviewed by internal or outside counsel and an analysis is prepared outlining Ambac Assurance's rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. This analysis, along with the schedule of corrective actions, is reviewed in the monthly remedial credit meetings. Ambac Assurance also meets with issuers to reach agreement upon the nature and the scope of the problem and to discuss the issuers' operating plans.

       In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities and to meet with the appropriate officials to outline Ambac Assurance's concerns and rights. When the underlying economics so indicate, Ambac Assurance may aid in a restructuring to improve the debt service coverage.

       LOSSES AND RESERVES

       Ambac Assurance's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential losses as well as losses that may arise from insured obligations which are currently or imminently in default. The active credit reserve ("ACR") is that portion of the reserves that is based on Ambac Assurance's estimate of ultimate aggregate losses inherent in the obligations insured. As of December 31, 1997, Ambac Assurance's ACR was $48.2 million. When a default occurs or is imminent with respect to a particular insured obligation, a reserve ("case basis reserve") is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on defaults, Ambac Assurance makes its assessment based on the full term of the insured obligation. All or part of the case basis reserve is allocated from any ACR available for such insured obligation. Ambac Assurance's case basis reserves totaled $55.1 million at December 31, 1997.

       Ambac Assurance's reserve for losses and loss adjustment expenses consists of the ACR and Case Basis Reserves. The most recent three-year history of Ambac Assurance's loss reserves, and losses and loss adjustment expenses incurred and paid, is described in the table below:

              RESERVE FOR LOSSES AND LOSS ADJUSTMENT EXPENSES (1)

                                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------------------------------------------
                                                                    1997                   1996                       1995
                                                             ------------------  ---------------------      ---------------------
($ In Thousands)
Reserve for losses and loss adjustment expenses at
    January 1,..............................................           $ 60,613                $66,637                $66,112
Less: reinsurance recoverables..............................                393                    641                    450
                                                               ------------------  ---------------------   --------------------
Net reserve for losses and loss adjustment expenses
    at January 1,...........................................             60,220                 65,996                 65,662
Losses and loss adjustment expenses incurred................              2,854                  3,778                  3,377
Losses and loss adjustment expenses paid....................             (2,474)                (9,554)                (3,043)
Net balance for Connie Lee, at acquisition..................             38,526                      -                      -
                                                               ------------------  ---------------------   --------------------
Net reserve for losses and loss adjustment expenses
    at December 31,.........................................             99,126                 60,220                 65,996
Plus: reinsurance recoverables..............................              4,219                    393                    641
                                                               ------------------  ---------------------   --------------------
Reserve for losses and loss adjustment expenses at
 December 31,...............................................           $103,345                $60,613                $66,637

                                                               ==================  =====================   ====================

(1)  All information is net of salvage.

       Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See Notes 2 and 6 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       COMPETITION

       The financial guarantee insurance business is highly competitive. Ambac Assurance's principal competitors in the market for municipal bond insurance are three other monoline insurance companies, Financial Guaranty Insurance Company ("FGIC"), MBIA and Financial Security Assurance Inc. ("FSA"). According to Ambac Assurance estimates based on industry sources, Ambac Assurance, FGIC, MBIA and FSA, in the aggregate, insured approximately 100% of all new issue municipal bonds insured during 1997, with MBIA insuring approximately 43% of such bonds, Ambac Assurance insuring approximately 24% of such bonds, FGIC insuring approximately 19% of such bonds and FSA insuring approximately 14% of such bonds. In the structured finance and asset-backed markets, Ambac Assurance's principal competitors are FGIC, MBIA and FSA. The principal competitive factors among financial guarantee insurers are (i) premium rates, (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue, (iii) the financial strength of an insurer and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on equal footing with each of its principal competitors in the municipal bond, structured finance and asset-backed markets.

       Financial guarantee insurance also competes domestically and internationally with other forms of credit enhancement, including letters of credit and guarantees (for example, mortgage guarantees where pools of mortgages secure debt service payments) provided by banks and other financial institutions, some of which are governmental agencies. Letters of credit are most often issued for periods of less than 10 years, although there is no legal restriction on the issuance of letters of credit having longer terms. Thus, financial institutions and banks issuing letters of credit compete directly with Ambac Assurance to guarantee short-term notes and bonds with a maturity of less than 10 years. To the extent that banks providing credit enhancement may begin to issue letters of credit with commitments of longer than 10 years, the competitive position of financial guarantee insurers, such as Ambac Assurance, could be adversely affected. Letters of credit also are frequently used to assure the liquidity of a short-term put option for a long-term bond issue. This assurance of liquidity effectively confers on such issues, for the short-term, the credit standing of the financial institution providing the facility, thereby competing with Ambac Assurance and other financial guarantee insurers in providing interest cost savings on such issues. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer's alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement do not exceed the cost of such credit enhancement, the issuer will generally choose to issue bonds without enhancement.

       Multiline insurance companies are not significant direct participants in the financial guarantee industry. Also, under a law enacted in 1989 in New York, multiline insurers are prohibited from writing financial guarantee insurance in New York State, except during a transitional period which, subject to certain specific conditions, expired in May 1997. Although a significant minimum amount of capital is required of a financial guarantee insurer by the rating agencies in order to obtain triple-A claims-paying ability ratings (at least $100 million), there can be no assurance that major multiline insurers or other financial institutions will not participate in financial guarantee insurance in the future, either directly or through subsidiaries. Under the New York law, a financial guarantee insurance company must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders' surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

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

       During 1996 and in prior years, Ambac Assurance entered into pro rata reinsurance agreements with certain reinsurers which provided for a combination reinsurance program. Each agreement was divided into a quota share program and a surplus share program. Under each agreement, which was renewed on an annual basis, the reinsurer shared the interests and liabilities of Ambac Assurance under all municipal bond business (as defined below) written during the term of the agreement. Municipal bond business was defined as all new issue and secondary market insurance policies written by Ambac Assurance which were classified by Ambac Assurance as municipal bond insurance and which insured bonds satisfying the definition of municipal bonds contained in the applicable laws and regulations in the States of Wisconsin and New York. Any policy written during the term of the agreement was reinsured for the full term of the policy, even if the reinsurer did not renew its participation in Ambac Assurance's reinsurance program for subsequent years.

       Under the 1996 quota share program, Ambac Assurance ceded a percentage of each insured policy. The surplus share program provided a surplus layer of reinsurance in excess of the quota share percentage which increased Ambac Assurance's insurance capacity. A ceding commission was withheld to defray Ambac Assurance's underwriting expenses under both the quota share program and surplus share program.

       Ambac Assurance has also entered into facultative reinsurance agreements with certain of the same reinsurers that are party to the agreements described above, which allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Under these agreements, portions of Ambac Assurance's interests and liabilities are ceded on an issue-by-issue basis. A ceding commission is withheld to defray Ambac Assurance's underwriting expenses. In addition, Ambac Assurance and MBIA, in conjunction with the MBIA/AMBAC joint venture described above, have entered into facultative reinsurance agreements whereupon each company may reinsure the other on risks insured in conjunction with the joint venture.

       Effective January 1, 1997, Ambac Assurance discontinued the quota share and surplus share reinsurance programs as described above, and has only used facultative reinsurance agreements to reduce its risks and manage its insurance portfolio.

       As of December 31, 1997, Ambac Assurance had retained approximately 84% of its gross insurance in force of $321.1 billion and had ceded approximately 16% to its treaty and facultative reinsurers. See Note 5 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       As a primary insurer, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance's current reinsurers are Aachener Ruckversicherungs, AXA Re Finance, Capital Markets Assurance Corporation (acquired by MBIA in 1998), Capital Reinsurance Company, Enhance Reinsurance Company, MBIA and Royal Reinsurance Company, Ltd.. The majority of these reinsurers have long-standing relationships with Ambac Assurance. In addition, Aachener Ruckversicherungs, AXA Re Finance and Royal Reinsurance Company, Ltd., are multiline insurance companies which are diversified by the lines of insurance they underwrite.

       RATING AGENCIES

       Moody's, S&P, Fitch and Nippon periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantee insurance. These rating agencies' reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance's triple-A claims-paying ability ratings. A rating by Moody's, S&P, Fitch or Nippon, however, is not a "market rating" or a recommendation to buy, hold or sell any security. See "Underwriting Guidelines, Policies and Procedures" above. Ambac Assurance's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

       INSURANCE REGULATORY MATTERS

       GENERAL LAW

       Ambac Assurance is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and Guam. It is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") (the last such examination having been conducted in 1997 for the period ended December 31,
1996) and other state insurance regulatory authorities. See Note 9 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       The Company believes that Ambac Assurance is in material compliance with all applicable insurance laws and regulations.

       INSURANCE HOLDING COMPANY LAWS

       Under the Wisconsin insurance holding company laws, any acquisition of control of the Company and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this 10% test, the Company believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of the Company would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws. As of December 31, 1997, no one had percentages of 10% or more of the outstanding common stock of the Company.

       The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between Ambac Assurance and companies affiliated with Ambac Assurance.

       Wisconsin Dividend Restrictions

       Pursuant to the Wisconsin Insurance Laws, Ambac Assurance may declare dividends, subject to any restriction in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to the shareholder (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of
(a) 10% of policyholders' surplus as of the preceding December 31 or (b) the greater of (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

       During 1997, Ambac Assurance paid to the Company cash dividends on its common stock totaling $44.0 million. See Note 9 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       NEW YORK FINANCIAL GUARANTEE INSURANCE LAW

       New York's comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantee insurers licensed to do business in New York, including Ambac Assurance. This law requires a financial guarantee insurer to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989, and, with respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed, varying from 0.55% to 2.50%, depending upon the type of obligation guaranteed. This reserve must be maintained for the periods specified above, except that withdrawals by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Financial guarantee insurers are also required to maintain case basis loss and loss adjustment expense reserves and unearned premium reserves on bases established by the regulations.

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

       FINANCIAL GUARANTEE INSURANCE REGULATION IN OTHER STATES

       The Wisconsin Insurance Laws have regulations of municipal bond insurers similar in structure to those in effect in New York. Under the Wisconsin regulations, Ambac Assurance must establish a contingency reserve in an amount equal to 50% of net statutory earned premium on municipal bond insurance policies. This reserve must be maintained for 20 years. However, the regulations provide that compliance with contingency reserve provisions under statutes in other jurisdictions which result in greater contributions than under the Wisconsin regulations is deemed to constitute compliance with the Wisconsin regulations. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance's policyholders' surplus. In addition, Ambac Assurance's cumulative net liability, defined as one-third of one percent of the insured unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve.

       California has a financial guarantee insurance law similar in structure and effect to the New York statute. None of the risk limits established in California's legislation with respect to business transacted by Ambac Assurance are more stringent in any material respect than the corresponding provisions in the New York financial guarantee insurance statute. California law requires a financial guarantee insurer to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989, and, with respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals a percentage of principal outstanding, varying from 0.80% to 3.00%, depending upon the type of obligation guaranteed. This reserve must be maintained for the periods specified above, except that withdrawals by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Ambac Assurance's reported contingency reserve is equal to the greater of the required reserve as calculated under New York and California law.

       In addition to the laws and regulations of New York, Wisconsin and California, Ambac Assurance is subject to laws and regulations of other states concerning the transaction of financial guarantee insurance, none of which is more stringent in any material respect than the New York financial guarantee insurance statute.


       Financial Management Services
       -----------------------------

       The Company's Financial Management Services Division provides investment agreements, interest rate swaps, investment advisory and fund administration services, and electronic commerce and information management solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

       Financial management services revenues are derived from (i) net investment income, (ii) net swap trading revenues, (iii) fund management and advisory revenues, and (iv) net realized gains and losses. Excluding transactions with affiliates, total revenues were $34.6 million, $22.4 million and $13.0 million in 1997, 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 18 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       The principal competitive factors among providers of investment agreements are (i) contract rates, (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed investment contract, (iii) the financial strength of the financial services provider, and
(iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that the IA Business competes favorably with respect to each of these factors.

       The principal competitive factors among providers of interest rate swap contracts are (i) pricing of contracts, (ii) the financial strength of the financial services provider, (iii) the ability to structure a complete financial package, and (iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that AFS competes favorably with respect to each of these competitive factors.

       The principal competitive factors among providers of investment advisory and fund administration services are (i) pricing of services, (ii) investment returns, (iii) the ability to provide services tailored to customers needs, and
(iv) the quality of service provided to customers. The Company believes that Cadre competes favorably with respect to each of these competitive factors.

       INVESTMENT AGREEMENT BUSINESS

       The principal purpose of the IA Business is providing investment agreements and investment repurchase agreements primarily to states, municipalities and their authorities. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance's insurance policy which guarantees the IA Business' performance.

          The IA Business manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate) and credit risk. The IA Business' asset-liability guidelines stipulate that the effective duration of the invested assets, including hedges, must be matched to the effective duration of the investment agreement liabilities. The IA Business maintains expected cash flow matching of invested assets (including hedges) to funded liabilities in order to minimize market and liquidity risk.

       A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the municipal investment contracts that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular reevaluation and reprojection of draw down schedules. Investments are restricted to fixed income securities with a minimum average credit quality of Aa/AA. Based upon management's projections, the IA Business maintains funds invested in cash and cash equivalents to meet short term liquidity needs.

       The IA Business uses derivative rate contracts in the normal course of business for hedging purposes as part of its overall interest rate risk management. Several of its derivative contracts have been entered into with its affiliate, AFS. Derivative contracts used by the IA Business include financial instruments with off-balance sheet risk such as interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. For further discussion, see Notes 2 and 13 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

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

       Interest rate swap contracts are agreements where the IA Business agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount. The IA Business is exposed to credit risk in the event counterparties fail to perform according to the terms of the contractual commitments. The IA Business deals only with counterparties of high credit quality and as such, does not expect any counterparties to fail to meet their obligations.

       Credit risk is also likely to be a factor on longer term investment agreements where credit deterioration or the default of an issuer would increase the likelihood of early withdrawal of funds. The IA Business and Ambac Assurance have various procedures and controls in place to monitor the credit risk of these agreements, including the initial credit approval process and the continuous monitoring of credit exposure.

       The following table sets forth the net payments due under the IA Business' investment agreements in each of the next five years ending December 31, and the period thereafter, based on expected call dates:

                    OBLIGATIONS UNDER  INVESTMENT AGREEMENTS

                                                                                                        Principal Amount (1)
--------------------------------------------------------------------------------------------------------------------------------
($ In Thousands)
1998...............................................................................................                   $1,463,194
1999...............................................................................................                    1,120,315
2000...............................................................................................                      410,454
2001...............................................................................................                      202,237
2002...............................................................................................                       33,677
All later years....................................................................................                      587,895
                                                                                                   -----------------------------
                                                                                                                      $3,817,772
                                                                                                   =============================

(1) As of December 31, 1997, the interest rates on these agreements ranged from 4.23% to 8.14%.

       AMBAC FINANCIAL SERVICES, L.P.

       AFS provides interest rate swaps primarily to states, municipalities and their authorities, and other entities in connection with their financings. In addition, AFS also provides interest rate swaps to the IA Business, an affiliate. AFS commenced operations in September 1994 and manages its business with the goal of being market neutral to changes in overall interest rates, while retaining "basis risk," the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. The interest rate swaps provided by AFS are insured by Ambac Assurance through policies which guarantee the obligations of AFS and its counterparties.

          AFS is a limited partnership. Ambac Assurance, the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of AFS. Ambac Financial Services Holdings, Inc. ("AFS Holdings"), a wholly-owned subsidiary of the Company, the sole general partner, owns a general partnership interest representing 10% of the total partnership interest in AFS.

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

       (ii) Market risk relates to the impact of price changes on future earnings. This risk is a consequence of AFS's market-making activities in the municipal interest rate swap market. The principal market risk is basis risk, the relationship between changes in floating rate tax-exempt and floating rate taxable interest rates. Since the third quarter of 1995, most interest rate swaps transacted contain provisions which are designed to protect AFS against certain forms of tax reform, thus mitigating its basis risk. An independent risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

       The estimation of potential losses arising from adverse changes in market relationships, known as "value-at-risk," is a key element in managing market risk. AFS has developed a value-at-risk methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. AFS estimates value at risk utilizing historical short-term and long-term interest rate volatilities and the relationship between changes in tax-exempt and taxable interest rates calculated on a consistent daily basis. AFS's value-at-risk, calculated at a 99% confidence level, averaged approximately $1.6 million and $1.4 million in 1997 and 1996, respectively. AFS's value-at-risk ranged from a high of $2.6 million to a low of $0.9 million for 1997 and from a high of $2.6 million to a low of $1.1 million for 1996. Since no single measure can capture all dimensions of market risk, AFS supplements its value at risk methodology by performing daily analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of market conditions, however improbable, which might cause abnormal volatility swings or disruptions of market relationships.

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

       For further discussion, see Notes 2 and 14 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

       CADRE FINANCIAL SERVICES, INC. AND CADRE SECURITIES, INC.

       Effective December 31, 1996, the Company completed its acquisition of certain assets, including the name, and the assumption of certain liabilities of Cadre Financial Services, Inc. ("Cadre"). Cadre is registered as an investment adviser with the Securities and Exchange Commission and with certain states that currently require such registration. As a registered adviser, Cadre is subject to regulation in certain aspects of its business, particularly with respect to advisory activities on behalf of investment companies.

       On June 19, 1997, Ambac Securities Inc., a wholly-owned subsidiary of the Company, completed its acquisition of certain assets, including the name, and the assumption of certain liabilities of Cadre Securities, Inc. ("Cadre Securities"). Cadre Securities is a distributor and marketing agent for various registered and unregistered money market funds and offers its clients U.S. government securities and money market instruments. Cadre Securities is registered as a broker-dealer with the Securities and Exchange Commission and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Cadre Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital shall not exceed 8 to 1 for the first year of operations and 15 to 1 thereafter. At December 31, 1997, Cadre Securities had net capital of $160,790, which was $60,790 in excess of its required net capital of $100,000. The net capital ratio was 1.19 to 1.

       Cadre provides administrative and investment advisory services to money market funds which were established to enable qualified participants, primarily school districts and municipalities, to pool available moneys for investment. At December 31, 1997, Cadre was providing investment administration services for approximately 3,000 clients with approximately $6.0 billion in assets. Marketing services are also provided through Cadre Securities to the participants of these and other registered funds. Included in the assets under administration at December 31, 1997, were approximately $2.6 billion of assets for which Cadre Securities provides marketing services. Also included in the assets under administration at December 31, 1997, were approximately $2.0 billion of assets for which Cadre provides direct investment advisory services. Other investment services are provided to fund participants including placing certificates of deposit with qualified financial institutions and purchasing commercial paper, bankers' acceptances and U.S. government securities through dealers.

       Fees from the money market funds for which Cadre and Cadre Securities performs services are based on percentages of the average daily net assets of such funds. Fees for placement of certificates of deposit and other fixed-rate investments on behalf of participants in funds are based on the value and time to maturity of the related investment. Fixed-rate investment fees are recorded upon placement of the instrument since, at that time, substantially all of Cadre Securities obligations have been fulfilled.


INVESTMENTS AND INVESTMENT POLICY

       As of December 31, 1997, the consolidated investments of the Company had an aggregate fair value of $6.9 billion and an aggregate amortized cost of $6.7 billion. These investments are managed internally by officers of the Company and its subsidiaries, who are experienced investment managers. In the normal course of business, the Company uses derivative contracts for hedging purposes as part of its overall interest rate risk management. These derivative contracts include interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. All investments, including derivative contracts, are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors, including guidelines relating to credit quality, risk concentration and holding period. These guidelines are periodically reviewed and revised as appropriate.

       Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of tax.

       As of December 31, 1997, Ambac Assurance's investment portfolio had an aggregate fair value of $3.0 billion and an aggregate amortized cost of $2.8 billion. The investment policy established by the Board of Directors of Ambac Assurance for its investments is designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by Ambac Assurance. Ambac Assurance's current investment policy only permits investment in investment grade fixed-income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance's desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance's Board of Directors approves each specific investment transaction of Ambac Assurance. See "Insurance Regulatory Matters - General Law" above.

       As of December 31, 1997, the IA Business' investment portfolio had an aggregate fair value of $3.8 billion and an aggregate amortized cost of $3.8 billion. The investment policy established by the Board of Directors of the IA Business for its investments is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. The IA Business also uses derivative contracts for hedging purposes as part of its overall interest rate risk management. For further discussion, see "Investment Agreement Business."

       The following tables set forth certain information concerning the investments of the Company:

                           INVESTMENTS BY RATING (1)
                            as of December 31, 1997

                                                                                                                  % OF INVESTMENT
                                                 RATING                                                              PORTFOLIO

--------------------------------------------------------------------------------------------------------     ----------------------

AAA (2).................................................................................................                         70%
AA......................................................................................................                         13
A.......................................................................................................                         16
BBB.....................................................................................................                          1
Not Rated...............................................................................................                          -
                                                                                                             ----------------------
                                                                                                                                100%
                                                                                                              ======================

(1) Ratings represent S&P categories.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 33% of the total investment portfolio.



                             SUMMARY OF INVESTMENTS
                               AS OF DECEMBER 31,

                              ----------------------------------------------------------------------------------------------------

                                                1997                                1996                                1995
                              ----------------------------------------------------------------------------------------------------
                                                       WEIGHTED                       WEIGHTED                      WEIGHTED
                                  CARRYING VALUE    AVERAGE YIELD  CARRYING VALUE  AVERAGE YIELD CARRYING VALUE  AVERAGE YIELD
INVESTMENT CATEGORY                                    (1) (2)                        (1) (2)                       (1) (2)
------------------------------------------------------------------------------------------------------------------------------
($ In Thousands)
Long-term investments:
 Taxable bonds................        $4,545,177             6.75%     $3,116,373           6.69     $2,610,164       6.91%
 Tax-exempt bonds.............         2,228,667             6.20       1,971,658           6.21      1,654,740       6.17
                              ------------------                 ----------------
   Total long-term investments
                                       6,773,844             6.55       5,088,031           6.52      4,264,904       6.59
Short-term investments (3)....           136,278             5.43         112,511           5.24        176,689       5.72
                              ------------------                 ----------------               ---------------
   Total investments..........        $6,910,122             6.52%     $5,200,542           6.46     $4,441,593       6.56%
                              ==================                 ================               ===============

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $186.7 million, $154.5 million and $127.6 million in 1997, 1996 and 1995, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) Includes taxable and tax-exempt investments.

                          INVESTMENTS BY SECURITY TYPE
                               AS OF DECEMBER 31,

                              ----------------------------------------------------------------------------------------------------

                                                1997                                1996                                 1995
                              ----------------------------------------------------------------------------------------------------
                                                       WEIGHTED                         WEIGHTED                       WEIGHTED
                                  CARRYING VALUE    AVERAGE YIELD  CARRYING VALUE  AVERAGE YIELD  CARRYING VALUE  AVERAGE YIELD
INVESTMENT CATEGORY                                    (1) (2)                           (1) (2)                       (1) (2)
 --------------------------------------------------------------------------------------------------------------------------------
($ In Thousands)

Municipal obligations.........        $2,298,996      6.20  %    $1,982,911         6.21  %        $1,659,903        6.17  %
Corporate securities..........         1,093,587        7.61        963,890           7.56            828,060          7.67
U.S. government obligations...
                                         139,598        6.25        102,430           6.09            227,425          6.51
Mortgage- and asset-backed
 securities (includes U.S.
 Government Agency............
 obligations) (3).............         3,222,756        6.46      2,035,115           6.35          1,549,516          6.48



Other.........................            18,907        3.72          3,685           3.50                 --            --
                              ------------------            ---------------               -------------------
   Total long-term investments
                                       6,773,844        6.55      5,088,031           6.52          4,264,904          6.59
Short-term investments (4)....           136,278        5.43        112,511           5.24            176,689          5.72
                              ------------------            ---------------               -------------------
   Total investments..........        $6,910,122      6.52  %    $5,200,542         6.46  %        $4,441,593        6.56  %
                              ==================            ===============               ===================

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $186.7 million, $154.5 million and $127.6 million in 1997, 1996 and 1995, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) The actual maturity dates of mortgage-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of pre-payment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.




                    DISTRIBUTION OF INVESTMENTS BY MATURITY
                            AS OF DECEMBER 31, 1997


                                                                                    Amortized                Estimated
MATURITY                                                                              COST                  FAIR VALUE
----------------------------------------------------------------------------     -------------------     --------------------
($ In Thousands)
Due in one year or less (1).................................................         $  171,955            $  172,067
Due after one year through five years.......................................            309,796               316,696
Due after five years through ten years......................................            433,363               452,362
Due after ten years.........................................................          2,546,552             2,746,241
                                                                                 --------------    ------------------
                                                                                      3,461,666             3,687,366
Mortgage- and asset-backed securities (2)...................................          3,200,262             3,222,756
                                                                                 --------------    ------------------
Total investments...........................................................         $6,661,928            $6,910,122
                                                                                 ==============    ==================

(1) Includes long-term investments in the amount of $35.8 million maturing within one year.
(2) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of pre-payment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.

       For further discussion, see Note 3 of Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Stockholders.

EMPLOYEES

       As of December 31, 1997, the Company and its subsidiaries had 340 employees. None of the employees is covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

      The principal executive offices of the Company are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

      Ambac Assurance maintains its principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 121,000 square feet of office space, under an agreement which expires on September 30, 2019. Ambac UK maintains offices in London, England.

      Cadre maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. The office building was acquired by the Company as part of the acquisition of Cadre. It consists of approximately 15,000 square feet of office space and storage.

      In addition, the Company owns certain interests in real estate acquired in connection with the defeasance of Ambac Assurance's policy obligations with respect to certain industrial revenue bonds.

ITEM 3.  LEGAL PROCEEDINGS.

      There are no material lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its majority-owned subsidiaries is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Information relating to the principal market on which the Company's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on page 54 of the Company's 1997 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 23, 1998, there were 94 stockholders of record of the Company's Common Stock, which is listed on the New York Stock Exchange.

ITEM 6.  SELECTED FINANCIAL DATA.

      Selected financial data for the Company and its subsidiaries for each of the last five fiscal years is set forth under the caption "Financial Highlights" on page 1 of the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 31 to 51 of such Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 23 through 29 of the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 31 to 51 of such Annual Report.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 28 and 29 of the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 31 to 51 of such Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The 1997 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 30 through 51 of the Company's 1997 Annual Report to Stockholders. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      Information relating to the Company's directors and executive officers is set forth on pages 7, 11 to 12, and 27 to 28 of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

      Information relating to compensation of the Company's directors and executive officers is set forth on pages 9 and 10 and on pages 13 to 21 of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


      Information relating to security ownership of certain beneficial owners and management is set forth on pages 5 to 7 of the Company's 1998 Proxy Statement and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (A)  DOCUMENTS FILED AS A PART OF THIS REPORT:

     1.   Financial Statements
          --------------------

         The following consolidated financial statements included in the 1997 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                                    PAGE NUMBER
                                                                                  IN ANNUAL REPORT
                                                                               --------------------

             Independent Auditors' Report..................................               30

             Consolidated Balance Sheets as of December 31, 1997 and 1996..
                                                                                          31

             Consolidated Statements of Operations for each of the years
             ended December 31, 1997, 1996 and 1995........................               32


             Consolidated Statements of Stockholders' Equity for each of
             the years ended December 31, 1997, 1996 and 1995..............               33


             Consolidated Statements of Cash Flows for each of the years
             ended December 31, 1997, 1996 and 1995........................               34


             Notes to Consolidated Financial Statements....................            35-51

     2.    Financial Statement Schedules
           ------------------------------------------------------------------------------------------------------------------

           The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Independent Auditors' Report                                                                (Page S-1)
             Schedule I             --  Summary of Investments Other Than                   (Page S-2)
                                        Investments in Related Parties
             Schedule II            --  Condensed Financial Information of                  (Pages S-3
                                        Registrant (Parent Company Only)                     to S-5)

             Schedule IV            --  Reinsurance                                         (Page S-6)

     3.   Exhibits
          --------

     The following items are annexed as exhibits:

        Exhibit Number    Description
        ----------------  -----------

            3.01          Conformed Amended and Restated Certificate of Incorporation of the Company
                          filed with the Secretary of State of the State of Delaware on July 11, 1997.
                          (Filed as Exhibit 4.05 to the Company's Quarterly Report for the quarter ended
                          September 30, 1997 and incorporated herein by reference.)

            3.02          By-laws of the Company, as amended through January 28, 1998.

            4.01          Definitive Engraved Stock Certificate representing shares of Common Stock.

            4.02          Indenture, dated as of August 1, 1991, between the Company and The Chase
                          Manhattan Bank (National Association), Trustee.  (Filed as Exhibit 4.01 to the
                          Company's Registration Statement on Form S-3 (Reg. No. 33-59290) and
                          incorporated herein by reference.)

            4.03          Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group,
                          Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto.
                          (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated
                          February 27, 1996 and incorporated herein by reference.)

           10.01          Second Amended and Restated Employment Agreement dated as of December 2, 1997, between the Company and Phillip B. Lassiter.

           10.02          Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of
                          December 2, 1997 (Filed as Exhibit 10.02 to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

          10.03*          Ambac Financial Group, Inc. 1997 Equity Plan, amended as of October 28 1997.

          10.04*          Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as
                          Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended
                          December 31, 1992 and incorporated herein by reference.)

          10.05*          Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (Filed as
                          Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 and incorporated herein by reference.)

          10.06*          Ambac Financial Group, Inc. 1997 Executive Incentive Plan. (Filed as Exhibit
                          10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June
                          30, 1997 and incorporated herein by reference.)

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                 ---------
*

          10.07*          Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors
                          and Eligible Senior Officers, effective as of December 1, 1993 and amended as of December 30, 1994. (Filed as Exhibit 10.14 to the Company's Quarterly
                          Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference.)

          10.08*          Form of Amended and Restated Management Retention Agreement dated as of
                          December 2, 1997.

          10.09*          The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan
                          (effective as of January 1, 1995).  (Filed as Exhibit 10.16 to the Company's
                          Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.10*          Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings
                          Incentive Plan effective as of April 30, 1997.

          10.11*          Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated
                          as of January 1, 1994) (As amended through October 25, 1995).  (Filed as
                          Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.12*          Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension
                          Plan effective as of April 30, 1997.

          10.13*          Employment letter between David L. Boyle and the Company. (Filed as Exhibit
                          10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                          June 30, 1997, and incorporated herein by reference.)

          10.14*          Agreement and General Release between W. Dayle Nattress, the Company and AMBAC
                          Indemnity Corporation dated April 10, 1997. (Filed as Exhibit 10.20 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

          10.15           Supplemental Pension Agreement between the Company and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in the Company's Quarterly
                          Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

          10.16           Supplemental Pension Agreement between the Company and David L. Boyle dated
                          April 30, 1997. (Filed as Exhibit 10.25 in the Company's Quarterly Report Form
                          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

          10.17           Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as
                          of January 1, 1995) (As amended through October 25, 1995).  (Filed as Exhibit
                          10.18 to the Company's Quarterly Report on Form 10-Q for the period ended
                          September 30, 1995, and incorporated herein by reference.)

          10.18           Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension
                          Plan effective as of April 30, 1997.

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                 ---------

           10.19          Lease Agreement, dated as of January 1, 1992 between South Ferry Building
                          Company and Ambac Assurance Corporation.  (Filed as Exhibit 10.36 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1992 and incorporated herein by reference.)



           10.20          Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building
                          Company and Ambac Assurance Corporation.

           10.21          Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp,
                          Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial
                          Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding
                          Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to
                          the Company's Registration Statement on Form S-3 (Registration No. 33-59290)
                          and incorporated herein by reference.)

           10.22          Second Amended and Restated U.S. $100,000,000 Credit Agreement, dated as of
                          July 21, 1995 (the "BNS Credit Agreement") among the Company and Ambac
                          Assurance Corporation as the Borrowers, Certain Commercial Lending
                          Institutions as the Lenders, The Bank of Nova Scotia, acting through its New
                          York Agency, and Citibank, N.A., as the Co-Agents for the Lenders, and The
                          Bank of Nova Scotia, acting through its New York Agency, as the Administrative
                          Agent.  (Filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q
                          for the period ended September 30, 1995 and incorporated herein by reference.)

           10.23          Credit Agreement, dated December 2, 1993 (the "Deutsche Bank Credit
                          Agreement") between Ambac Assurance Corporation and Deutsche Bank AG (New York
                          Branch), Individually and as Agent. (Filed as Exhibit 10.09 to the Company's
                          Report on Form 10-K for the year ended December 31, 1993 and incorporated herein by reference.)

           10.24          Amendment No. 1 to the Deutsche Bank Credit Agreement, dated as of December 2,
                          1994 between Ambac Assurance Corporation and Deutsche Bank AG, New York
                          Branch, Individually and as Agent.  (Filed as Exhibit 10.11 to the Company's
                          Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.)

           10.25          Amendment No. 2 to the Deutsche Bank Credit Agreement, dated as of December 1,
                          1995, between Ambac Assurance Corporation and Deutsche Bank AG, New York
                          Branch, Individually and as Agent.  (Filed as Exhibit 10.15 to the Company's
                          Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.)

           10.26          Amendment No. 3 to the Deutsche Bank Credit Agreement, dated as of December 2,
                          1996, between Ambac Assurance Corporation and Deutsche Bank AG, New York
                          Branch, Individually and as Agent. (Filed as Exhibit 10.16 to the Company's
                          Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

           10.27          Amendment No. 4 to the Deutsche Bank Credit Agreement, dated as of February
                          14, 1997, between Ambac Assurance Corporation and Deutsche Bank AG, New York
                          Branch, Individually and as Agent. (Filed as Exhibit 10.17 to the Company's
                          Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.)

           10.28          Amendment No. 5 to the Deutsche Bank Credit Agreement, dated as of December 2,
                          1997, between Ambac Assurance Corporation and Deutsche Bank AG, New York
                          Branch, Individually and as Agent.

           10.29          Letter Agreement, dated as of August 1, 1996 between Gregory & Hoenemeyer,
                          Inc. and AMBAC Capital Corporation.  (Filed as Exhibit 10.17 to the Company's
                          Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.)

           12.01          Statement re computation of ratios.

           13.01          Annual Report to Stockholders for the fiscal year ended December 31, 1997.
                          (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions which are expressly incorporated by reference.)

           21.01          List of Subsidiaries of Ambac Financial Group, Inc.

           24.01          Power of Attorney from Phillip B. Lassiter.

           24.02          Power of Attorney from Frank J. Bivona.

           24.03          Power of Attorney from Michael A. Callen.

           24.04          Power of Attorney from Renso L. Caporali.

           24.05          Power of Attorney from Richard Dulude.

           24.06          Power of Attorney from W. Grant Gregory.

           24.07          Power of Attorney from C. Roderick O'Neil.

           27.00          Financial Data Schedule.

           99.01          Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements
                          (with independent auditors' report thereon) as of December 31, 1997 and 1996.

     (B)  REPORTS ON FORM 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 1997.
                              --------
However, on February 6, 1998, the Company filed a Current Report on Form 8-K
                                                                    --------
with its January 29, 1998 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1997 and the year ended December 31, 1997. On March 27, 1998, the Company filed a Current Report on Form 8-K containing the consolidated financial statements (with independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1997 and 1996. On March 27, 1998, the Company filed a Current Report on Form 8-K containing the consolidated financial statements (with independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1997 and 1996.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMBAC FINANCIAL GROUP, INC.
                                              (Registrant)

Dated: March 31, 1998                         By: /s/ Frank J. Bivona
                                              Name: Frank J. Bivona
                                              Title: Executive Vice President,
                                              Chief Financial Officer and
                                              Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                  Title                           Date
------------------------------------------  ------------------------------------  -----------------------

Phillip B. Lassiter*                        Chairman, President                   March 31, 1998
------------------------------------------  and Chief Executive Officer
Phillip B. Lassiter                         and Director (Principal Executive
                                            Officer)

 /s/ Frank J. Bivona                        Executive Vice President,             March 31, 1998
------------------------------------------  Chief Financial Officer and
Frank J. Bivona                             Treasurer (Principal Financial
                                            and Accounting Officer)


Michael A. Callen*                          Director                              March 31, 1998
------------------------------------------
Michael A. Callen

Renso L. Caporali*                          Director                              March 31, 1998
------------------------------------------
Renso L. Caporali

Richard Dulude*                             Director                              March 31, 1998
------------------------------------------
Richard Dulude

W. Grant Gregory*                           Director                              March 31, 1998
------------------------------------------
W. Grant Gregory

C. Roderick O'Neil*                         Director                              March 31, 1998
------------------------------------------
C. Roderick O'Neil

---------------------
* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                   By:    /s/ Frank J. Bivona
                                   ---------------------------------
                                   Frank J. Bivona
                                      Attorney-in-fact

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

RATINGS OF BONDS

     The following descriptions of credit ratings applicable to bonds are taken from more extensive explanations provided by Standard & Poor's Ratings Group, Moody's Investors Service, Inc., Fitch IBCA, Inc., L.P. and Nippon Investors Service, Inc. All bonds given a rating of BBB or Baa or better are considered by S&P, Moody's, Fitch, and Nippon to be investment grade.

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

FITCH IBCA, INC.

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

                         INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Ambac Financial Group, Inc.:


The audits referred to in our report dated January 29, 1998, included the related financial statement schedules as of December 31, 1997 and 1996 and for each of the years in the three-year period ended December 31, 1997, included in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statement taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (No. 333-43695) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971 and 33-44913) on Form S-8 of Ambac
Financial Group, Inc.



New York, New York
March 30, 1998

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 1997
                         (Dollar Amounts in Thousands)

                                                                                                                Amount at which
                                                                                                                shown in the
                                                                        AMORTIZED            ESTIMATED          balance sheet
TYPE OF INVESTMENT                                                        COST              FAIR VALUE


------------------------------------------------------------     ------------------------------------------     ------------------

U.S. Government obligations.................................                $  136,771        $  139,598           $  139,598
Municipal obligations.......................................                 2,146,137         2,298,996            2,298,996
Mortgage- and asset-backed securities (includes U.S.
 Government Agency obligations).............................                 3,200,262         3,222,756            3,222,756

Corporate obligations.......................................                 1,022,995         1,093,587            1,093,587
Other.......................................................                   155,763           155,185              155,185
                                                                 ------------------------  -------------     ----------------
     Total investments......................................                $6,661,928        $6,910,122           $6,910,122
                                                                 ========================  =============     ================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                           CONDENSED BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996
              (Dollar Amounts in Thousands Except Per Share Data)



                                                                                         1997                           1996
                                                                                 -------------------------      ------------------

                                   ASSETS

Assets:

 Cash.......................................................................          $        8                     $        9
 Investments in subsidiaries................................................           2,002,653                      1,716,328
 Fixed income securities, at fair value
  (amortized cost of $65,772 in 1997 and $104,925 in 1996)..................              70,380                        107,338
 Short-term investments, at cost (approximates fair value)..................              13,592                         15,722
 Current income taxes receivable............................................               4,576                          3,066
 Deferred income taxes receivable...........................................               2,207                             --
 Other assets...............................................................               9,876                          5,106

                                                                                 ---------------      -------------------------
  Total assets..............................................................          $2,103,292                     $1,847,569
                                                                                 ===============      =========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Debentures.................................................................             223,864                        223,798
 Accrued interest payable...................................................               6,797                          6,797
 Accounts payable and other liabilities.....................................                 149                          1,958
                                                                                 ---------------      -------------------------

  Total liabilities.........................................................             230,810                        232,553
                                                                                 ---------------      -------------------------

Stockholders' equity:

Preferred stock, par value $0.01 per share; authorized shares - 4,000,000;
 issued and outstanding shares - none.......................................                  --                             --

Common Stock, par value $0.01 per share; authorized shares - 100,000,000;
 issued shares - 70,680,384 at December 31, 1997 and 35,340,192 at December
 31, 1996...................................................................                 707                            353


Additional paid-in capital..................................................             500,107                        498,401
Unrealized gains on investments, net of tax.................................             135,066                         58,911
Retained earnings...........................................................           1,262,740                      1,072,418
Cumulative translation adjustment...........................................                 157                             --
Common Stock held in treasury at cost, 732,947 shares at December 31, 1997
 and 249,807 at December 31, 1996                                                        (26,295)                       (15,067)
                                                                                 ----------------     --------------------------
  Total stockholders' equity................................................           1,872,482                      1,615,016
                                                                                 ---------------      -------------------------
  Total liabilities and stockholders' equity................................          $2,103,292                     $1,847,569
                                                                                 ===============      =========================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
           CONDENSED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                        THREE YEARS ENDED DECEMBER 31,
                         (Dollar Amounts in Thousands)



                                                                       1997                       1996                1995
                                                               ----------------      ---------------------   --------------
Revenues:
  Dividend income...........................................       $   44,000                 $   44,000            $ 40,000
  Extraordinary dividend (1)................................               --                    115,865                  --
  Interest and other income.................................            7,047                      7,589                 389
  Net realized gains........................................              748                     66,633              19,103
                                                             ----------------      ---------------------     ---------------

   Total revenues...........................................           51,795                    234,087              59,492
                                                             ----------------      ---------------------     ---------------

Expenses:

  Interest expense..........................................           19,053                     18,852              19,467
  Operating expenses........................................            2,826                      3,477               1,531
                                                              ---------------      ---------------------     ---------------
   Total expenses...........................................           21,879                     22,329              20,998
                                                             ----------------      ---------------------     ---------------

Income before income taxes and equity in   undistributed
 net income of subsidiaries.................................           29,916                    211,758              38,494

Federal income tax (benefit) expense........................           (5,433)                    18,203                 155
                                                             ----------------      ---------------------     ---------------

Income before equity in undistributed net income of
 subsidiaries...............................................           35,349                    193,555              38,339

Equity in undistributed net income of subsidiaries..........          187,681                     82,762             129,256
                                                             ----------------      ---------------------     ---------------

Net income..................................................          223,030                    276,317             167,595
Common dividends............................................          (24,165)                   (21,500)            (19,484)
Other.......................................................           (8,543)                    (1,878)             (1,761)
 Retained earnings at beginning of period...................        1,072,418                    819,479             673,129
                                                                 ----------------------     ---------------------   ---------------


Retained earnings at end of period..........................       $1,262,740                 $1,072,418            $819,479
                                                                 =====================      =====================   ===============


(1) Represents fair value of 2,378,672 shares of HCIA common stock received from Ambac Assurance in the form of an extraordinary dividend on April 30, 1996.

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      CONDENSED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED DECEMBER 31,
                         (DOLLAR AMOUNTS IN THOUSANDS)



                                                                    1997                       1996                       1995
                                                              ----------------      ---------------------      ---------------------

Cash flows from operating activities:
  Net income................................................       $ 223,030                  $ 276,317                  $ 167,595
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  Equity in undistributed net income of
   subsidiaries.............................................        (187,681)                   (82,762)                  (129,256)
  Extraordinary dividend(1).................................              --                   (115,865)                        --
  (Decrease) increase in accrued interest payable...........              --                        (28)                        28
  (Gain) loss on sale of investments........................            (748)                   (66,633)                   (19,103)
  (Decrease) increase in current income
   taxes payable............................................          (1,510)                   (10,443)                     6,176
  Other, net................................................         (20,715)                    (8,292)                      (941)
                                                            ----------------      ---------------------      ---------------------

  Net cash provided by (used in)  operating................
   activities                                                         12,376                     (7,706)                    24,499

                                                            ----------------      ---------------------      ---------------------

Cash flows from investing activities:
  Proceeds from sales of bonds..............................          39,728                     17,396                         --
  Purchases of bonds........................................              --                   (121,734)                        --
  Proceeds from sale of affiliate...........................              --                    202,609                     28,502
  Change in short-term investments..........................           2,130                     (4,585)                     2,108
  Other, net                                                              --                     13,842                         --
                                                            ----------------      ---------------------      ---------------------
   Net cash provided by investing activities................          41,858                    107,528                     30,610
                                                            ----------------      ---------------------      ---------------------

Cash flows from financing activities:
  Dividends paid............................................         (24,165)                   (21,500)                   (19,484)
  Purchases of treasury stock...............................         (40,397)                   (31,751)                    (5,913)
  Proceeds from sale of treasury stock......................          29,169                     17,211                      6,302
  Contribution to subsidiaries..............................         (18,842)                   (63,801)                   (36,001)
                                                            ----------------      ---------------------      ---------------------

   Net cash used in financing activities....................         (54,235)                   (99,841)                   (55,096)
                                                            ----------------      ---------------------      ---------------------

Net cash flow...............................................              (1)                       (19)                        13
  Cash at January 1.........................................               9                         28                         15
                                                            ----------------      ---------------------      ---------------------

  Cash at December 31.......................................       $       8                  $       9                  $      28
                                                            ================      =====================      =====================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Income taxes.............................................       $  12,861                  $  90,197                  $  24,800
                                                       =====================      =====================      =====================

   Interest expense.........................................       $  19,687                  $  19,687                  $  19,687
                                                       =====================      =====================      =====================


  Cash received during the year for:
   Income taxes.............................................       $  --                      $  --                      $   8,749
                                                                 =====================      =====================      =============

(1) Represents fair value of 2,378,672 shares of HCIA common stock received from Ambac Assurance in the form of an extraordinary dividend on April 30, 1996.

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
               (Dollar Amounts in Thousands Except Percentages)



                                                                               ASSUMED                           PERCENTAGE OF
                                                             CEDED TO          FROM                                AMOUNT
                                                               OTHER           OTHER      NET AMOUNT             ASSUMED TO
                                              GROSS AMOUNT    COMPANIES       COMPANIES                             NET
INSURANCE PREMIUMS WRITTEN
Year ended December 31, 1995............       $190,570       $28,606           $2,756        $164,720               1.67  %
Year ended December 31, 1996............       $240,544       $37,793           $6,664        $209,415               3.18  %
Year ended December 31, 1997............       $277,814       $32,452           $8,349        $253,711               3.29  %