Form 10-K/A
period 1997-12-31
AMBAC FINANCIAL GROUP INC
filed 1998-03-31
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

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

This Amendment to the Report on Form 10-K of Ambac Financial
Group, Inc. for the year ended December 31, 1997 reflects the inclusion of the Index to Exhibits.

                       TABLE OF CONTENTS

                                                              Page
                                                           ----------

Signatures...............................................      36

Index to Exhibits........................................     I-1

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              AMBAC FINANCIAL GROUP, INC.
                                              (Registrant)

Dated: March 31, 1998                         By: /s/ Frank J. Bivona
                                              Name: Frank J. Bivona
                                              Title: Executive Vice President,
                                              Chief Financial Officer and
                                              Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

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

Renso L. Caporali*                          Director                              March 31, 1998
------------------------------------------
Renso L. Caporali

Richard Dulude*                             Director                              March 31, 1998
------------------------------------------
Richard Dulude

W. Grant Gregory*                           Director                              March 31, 1998
------------------------------------------
W. Grant Gregory

C. Roderick O'Neil*                         Director                              March 31, 1998
------------------------------------------
C. Roderick O'Neil

---------------------
* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual report on Form 10-K/A on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                   By:    /s/ Frank J. Bivona
                                   ---------------------------------
                                   Frank J. Bivona
                                      Attorney-in-fact

                               Index to Exhibits
                               -----------------


Exhibit Number         Description
----------------       -----------
      3.02             By-laws of the Company, as amended through January 28, 1998.

      4.01             Definitive Engraved Stock Certificate representing shares of Common Stock.

     10.01             Second Amended and Restated Employment Agreement dated as of December 2, 1997, between the Company and Phillip B. Lassiter.

     10.03*            Ambac Financial Group, Inc. 1997 Equity Plan, amended as of October 28, 1997.

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