Form 10-Q
period 1998-03-31
AMBAC FINANCIAL GROUP INC
filed 1998-05-15
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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


        As of March 31, 1998, 70,081,749 shares of Common Stock, par value $0.01 per share, (net of 598,635 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                     INDEX
                                     -----

                                                                                     PAGE
                                                                                     ----
PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements
             Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997.................................................   3

             Consolidated Statements of Operations - three months ended
             March 31, 1998 and March 31, 1997.....................................   4

             Consolidated Statements of Stockholders' Equity - three months
             ended March 31, 1998 and March 31, 1997...............................   5

             Consolidated Statements of Cash Flows - three months
             ended March 31, 1998 and March 31, 1997...............................   6

             Notes to Consolidated Financial Statements............................   7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................   8

Item 3.    Quantitative and Qualitative Disclosures About
             Market Risk...........................................................   16

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K........................................   18

SIGNATURES.........................................................................   19

INDEX TO EXHIBITS..................................................................   20

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1998 and December 31, 1997
                            (Dollars in Thousands)


                                                                        March 31, 1998          December 31, 1997
                                                                        --------------          -----------------
                                                                         (unaudited)
Assets
Investments:
       Fixed income securities, at fair value
              (amortized cost of $7,177,908 in 1998 and $6,525,650 in 1997)   $7,416,641                $6,773,844
       Short-term investments, at cost (approximates fair value)                 145,263                   136,278
       Preferred stock                                                             5,000                     5,000
                                                                      -------------------       -------------------
              Total investments                                                7,566,904                 6,915,122

Cash                                                                              10,570                     9,256
Securities purchased under agreements to resell                                  227,732                    85,466
Receivable for investment agreements                                              83,322                        -
Receivable for securities sold                                                    11,287                   106,246
Investment income due and accrued                                                 80,625                    78,690
Reinsurance recoverable                                                            4,128                     4,219
Prepaid reinsurance                                                              200,930                   183,492
Deferred acquisition costs                                                       107,037                   105,996
Loans                                                                            503,723                   503,192
Receivable from brokers and dealers                                              182,318                   183,041
Other assets                                                                     134,639                   116,985
                                                                      -------------------       -------------------
              Total assets                                                    $9,113,215                $8,291,705
                                                                      ===================       ===================

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                      $1,194,701                $1,178,990
       Losses and loss adjustment expenses                                       105,962                   103,345
       Ceded reinsurance balances payable                                         14,352                     9,258
       Obligations under investment and payment agreements                     3,548,341                 3,230,052
       Obligations under investment repurchase agreements                      1,475,636                 1,090,912
       Deferred income taxes                                                     133,368                   135,228
       Current income taxes                                                       14,736                     9,016
       Debentures                                                                223,880                   223,864
       Accrued interest payable                                                   51,412                    46,017
       Accounts payable and other liabilities                                    139,615                   117,153
       Payable for securities purchased                                          297,008                   275,388
                                                                      -------------------       -------------------
              Total liabilities                                                7,199,011                 6,419,223
                                                                      -------------------       -------------------

Stockholders' equity:
       Preferred stock                                                                -                         -
       Common stock                                                                  707                       707
       Additional paid-in capital                                                503,797                   500,107
       Accumulated other comprehensive income                                    129,571                   135,223
       Retained earnings                                                       1,306,180                 1,262,740
       Common stock held in treasury at cost                                     (26,051)                  (26,295)
                                                                      -------------------       -------------------
              Total stockholders' equity                                       1,914,204                 1,872,482
                                                                      -------------------       -------------------
              Total liabilities and stockholders' equity                      $9,113,215                $8,291,705
                                                                      ===================       ===================

          See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended March 31, 1998 and 1997
                   (Dollars in Thousands Except Share Data)


                                                                       Three Months Ended
                                                                            March 31,
                                                                  ------------------------------
                                                                      1998             1997
                                                                  ------------------------------
Revenues:
  Financial Guarantee Insurance:
     Gross premiums written                                            $77,487          $51,792
     Ceded premiums written                                            (26,087)          (5,432)
                                                                  -------------    -------------
       Net premiums written                                             51,400           46,360

     Decrease (increase) in unearned premiums                            1,784           (9,327)
                                                                  -------------    -------------
       Net premiums earned                                              53,184           37,033

     Net investment income                                              45,040           38,447
     Net realized gains                                                  1,175              812
     Other income                                                        1,965            1,103
  Financial Management Services:
     Income                                                             12,754            7,222
     Net realized losses                                                  (898)               -
  Other:
     Income                                                              1,356            1,861
     Net realized gains                                                    607              788
                                                                  -------------    -------------
       Total revenues                                                  115,183           87,266
                                                                  -------------    -------------

Expenses:
  Financial Guarantee Insurance:
     Losses and loss adjustment expenses                                 1,577              728
     Underwriting and operating expenses                                12,018            9,092
  Financial Management Services                                          7,443            8,980
  Interest                                                               5,612            5,241
  Other                                                                  2,336              829
                                                                  -------------    -------------
       Total expenses                                                   28,986           24,870
                                                                  -------------    -------------
Income before income taxes                                              86,197           62,396
Provision for income taxes                                              20,539           12,658
                                                                  -------------    -------------
       Net income                                                      $65,658          $49,738
                                                                  =============    =============
       Net income per share                                              $0.94            $0.71
                                                                  =============    =============
       Net income per diluted share                                      $0.92            $0.70
                                                                  =============    =============
Weighted average number of
  shares outstanding                                                70,039,795       69,887,336
                                                                  =============    =============
Weighted average number of diluted
  shares outstanding                                                71,632,026       71,028,502
                                                                  =============    =============




          See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                 For the Periods Ended March 31, 1998 and 1997
                            (Dollars in Thousands)


                                                                    1998                            1997
                                                         ---------------------------      --------------------------
Retained Earnings:
       Balance at January 1                                 $1,262,740                      $1,072,418
       Net income                                               65,658      $65,658             49,738      $49,738
                                                                       -------------                   -------------
       Dividends declared - common stock                        (6,300)                         (5,797)
       Exercise of stock options                               (15,918)                           (952)
                                                         --------------                   -------------
       Balance at March 31                                  $1,306,180                      $1,115,407
                                                         --------------                   -------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                   $135,223                         $58,911
       Unrealized losses on securities, (($10,300) pre-tax
         and ($89,636) pre-tax in 1998 and 1997, respectively)(/1/)          (5,996)                        (56,034)
       Foreign currency                                                         344                              81
                                                                       -------------                   -------------
       Other comprehensive loss                                 (5,652)      (5,652)           (55,953)     (55,953)
                                                         ---------------------------      --------------------------
       Comprehensive income (loss)                                          $60,006                         ($6,215)
                                                                       =============                   =============
       Balance at March 31                                    $129,571                          $2,958
                                                         --------------                   -------------

Preferred Stock:
       Balance at January 1 and March 31                            $-                              $-
                                                         --------------                   -------------

Common Stock:
       Balance at January 1 and March 31                          $707                            $353
                                                         --------------                   -------------

Additional Paid-in Capital:
       Balance at January 1                                   $500,107                        $498,401
       Issuance of stock                                             -                          (3,547)
       Exercise of stock options                                 3,690                           2,322
                                                         --------------                   -------------
       Balance at March 31                                    $503,797                        $497,176
                                                         --------------                   -------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                   ($26,295)                       ($15,067)
       Cost of shares acquired                                  (9,274)                        (29,428)
       Shares issued under equity plans                          9,518                          13,684
                                                         --------------                   -------------
       Balance at March 31                                    ($26,051)                       ($30,811)
                                                         --------------                   -------------


Total Stockholders' Equity at March 31                      $1,914,204                      $1,585,083
                                                         ==============                   =============

(/1/) Disclosure of reclassification amount:
Unrealized holding losses arising during period                ($4,814)                       ($54,994)
Less: reclassification adjustment for gains
    included in net income                                       1,182                           1,040
                                                         --------------                   -------------
Net unrealized losses on securities                            ($5,996)                       ($56,034)
                                                         ==============                   =============


See accompanying Notes to Consolidated Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 For The Periods Ended March 31, 1998 and 1997
                            (Dollars in Thousands)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              -------------------------------

                                                                                  1998              1997
                                                                              -------------     -------------
Cash flows from operating activities:
     Net income                                                                    $65,658           $49,738
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                     377               438
     Amortization of bond premium and discount                                      (1,005)             (736)
     Current income taxes                                                            5,720             8,212
     Deferred income taxes                                                           2,443             2,010
     Deferred acquisition costs                                                     (1,041)           (3,175)
     Unearned premiums, net                                                         (1,727)            9,327
     Losses and loss adjustment expenses                                             2,617               290
     Ceded reinsurance balances payable                                              5,094            (3,274)
     Investment income due and accrued                                              (1,935)            1,111
     Accrued interest payable                                                        5,395            12,447
     Gain on sales of investments                                                     (884)           (1,600)
     Accounts payable and other liabilities                                         22,462           (14,359)
     Other, net                                                                    (29,585)           (5,615)
                                                                              -------------     -------------
            Net cash provided by operating activities                               73,589            54,814
                                                                              -------------     -------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                  187,234           325,530
     Proceeds from matured bonds                                                   351,223           254,857
     Purchases of bonds                                                         (1,070,748)         (652,347)
     Change in short-term investments                                               (8,985)            6,995
     Securities purchased under agreements to resell                              (142,266)           68,013
     Loans                                                                            (531)                -
     Other, net                                                                     (1,837)            9,030
                                                                              -------------     -------------
            Net cash (used in) provided by investing activities                   (685,910)           12,078
                                                                              -------------     -------------

Cash flows from financing activities:
     Dividends paid                                                                 (6,300)           (5,797)
     Proceeds from issuance of investment agreements                             1,043,675           239,105
     Payments for investment agreement draws                                      (424,515)         (283,715)
     Payment agreements                                                                531                 -
     Proceeds from sale of treasury stock                                            9,518            13,684
     Purchases of treasury stock                                                    (9,274)          (29,428)
                                                                              -------------     -------------
            Net cash provided by (used in) financing activities                    613,635           (66,151)
                                                                              -------------     -------------

Net cash flow                                                                        1,314               741
Cash at January 1                                                                    9,256             7,734
                                                                              -------------     -------------
     Cash at March 31                                                              $10,570            $8,475
                                                                              =============     =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                            $8,700              $249
                                                                              =============     =============
            Interest expense on debt                                                $7,761            $7,557
                                                                              =============     =============
            Interest expense on investment agreements                              $52,029           $24,715
                                                                              =============     =============


    See accompanying Notes to Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

(1)  Basis of Presentation

     Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guarantee insurance and financial management services to clients in both the public and private sectors in the U.S. and abroad. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has earned triple-A claims-paying ability ratings, the highest ratings available from Moody's Investors Service, Inc., Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc., and a financial strength rating of triple-A from Standard & Poor's Ratings Group. Ambac Financial Group, Inc.'s Financial Management Services segment provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998.

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

(2)  NEW ACCOUNTING STANDARD

     As of January 1, 1998, the Company adopted Financial Accounting Standard ("FAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. As this new standard only requires additional information in the financial statements, it does not affect the Company's financial position or results of operations.


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three month periods ended March 31, 1998 and 1997, and its financial condition as of March 31, 1998 and December 31, 1997. These results include the Company's two business segments: Financial Guarantee Insurance and Financial Management Services.

     In this Form 10-Q, we make statements about our future results that are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could cause actual results to differ materially are (1) changes in the economic or interest rate environment in the U.S. and abroad, (2) the level of national and worldwide fixed income markets, (3) competitive conditions and pricing levels, (4) legislative and regulatory developments, (5) changes in tax laws and (6) other risks and uncertainties that we identify from time to time in our public filings with the Securities and Exchange Commission. We undertake no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 VERSUS
THREE MONTHS ENDED MARCH 31, 1997

     CONSOLIDATED NET INCOME

     The Company's net income for the three months ended March 31, 1998 was $65.7 million or $0.92 per diluted share. This represents a 32% increase from the three months ended March 31, 1997 net income of $49.7 million, and a 31% increase in net income per diluted share from $0.70 for the prior period. This increase in net income was attributable to higher operating income in both business segments.

     FINANCIAL GUARANTEE INSURANCE

     Gross Par Written.  Ambac Assurance insured $15.4 billion in par value
     -----------------
bonds during the three months ended March 31, 1998, an increase of 95% from $7.9 billion in the three months ended March 31, 1997. Par value written for the first quarter of 1998 was comprised of $9.0

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


billion from domestic municipal bond obligations, $4.5 billion from domestic structured finance obligations and $1.9 billion from international obligations, compared to $5.2 billion, $2.5 billion and $0.2 billion, respectively, in the first quarter of 1997. The first quarter of 1998 increase in insured domestic municipal bond obligations resulted primarily from an 86% increase in market issuance and a higher market share. The first quarter 1998 increase in insured domestic structured finance obligations was principally in the mortgage-backed/home equity loan and asset-backed sectors. The first quarter 1998 increase in insured international obligations resulted from greater acceptance of financial guarantee insurance, primarily in Europe and Japan.

     Management believes that in the foreseeable future, domestic structured finance and international markets will grow more rapidly than the domestic municipal market. Domestic structured finance and international insured par may see large quarterly variances, primarily due to the developmental nature of these markets.

     Ambac serves clients in international markets through its wholly-owned subsidiary Ambac Insurance UK Limited and through its participation in a joint venture with MBIA Insurance Corporation, MBIA-AMBAC International.

     Gross Premiums Written. Gross premiums written for the three months ended
     ----------------------
March 31, 1998 were $77.5 million, an increase of 50% from $51.8 million in the three months ended March 31, 1997. During the first quarter of 1998, there emerged an upward pricing trend for bond insurance in certain municipal sectors. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                                                    Three Months Ended March 31,
                                                  -------------------------------------------------------------
(Dollars in Millions)                                  1998             %               1997              %
                                                  ------------    ----------       -------------    -----------
Domestic:
Municipal finance policies:
Up-front policies:
   New issue......................................    $49.6           64%               $31.9             61%
   Secondary market...............................      2.8            4                  4.6              9
                                                  ----------      --------         -----------      ---------
    Sub-total up-front............................     52.4           68                 36.5             70
                                                  ----------      --------         -----------      ---------
    Installment policies:
   Annual policies................................      2.1            2                  1.8              3
   Portfolio products.............................      0.6            1                  0.8              2
                                                  ----------      --------         -----------      ---------
       Sub-total installment......................      2.7            3                  2.6              5
                                                  ----------      --------         -----------      ---------
      Total municipal finance policies............     55.1           71                 39.1             75
                                                  ----------      --------         -----------      ---------
Structured finance policies:
   Up-front.......................................        -            -                  7.2             14
   Installment....................................      6.7            9                  3.7              7
                                                  ----------      --------         -----------      ---------
        Total structured finance policies.........      6.7            9                 10.9             21
                                                  ----------      --------         -----------      ---------
          Total  domestic written.................     61.8           80                 50.0             96
                                                  ----------      --------         -----------      ---------
International:
         Up-front.................................     13.6           17                  0.8              2
         Installment..............................      2.1            3                  1.0              2
                                                  ----------      --------         -----------      ---------
          Total  international written............     15.7           20                  1.8              4
                                                  ----------      --------         -----------      ---------
Total up-front written............................     66.0           85                 44.5             86
Total installment written.........................     11.5           15                  7.3             14
                                                  ----------      --------         -----------      ---------
Total  gross premiums written.....................    $77.5          100%               $51.8            100%
                                                  ==========      ========         ===========      =========


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Ceded Premiums Written. Ceded premiums written for the first quarter of
     ----------------------
1998 were $26.1 million, compared to $5.4 million in the first quarter of 1997. The 383% increase in ceded premiums written is primarily due to the following factors: (i) the reinsurance of $11.3 million of the portfolio purchased through the acquisition of Connie Lee Insurance Company ("Connie Lee"); (ii) an increase of $6.2 million ceded on international policies; and (iii) an increase of $3.2 million ceded on municipal finance policies. Ceded premiums written were 34% and 10% of gross premiums written for the three months ended March 31, 1998 and 1997, respectively.

     Net Premiums Written.  Net premiums written for the three months ended
     --------------------
March 31, 1998 were $51.4 million, an increase of 11% from the $46.4 million in the three months ended March 31, 1997. This increase reflects higher gross premiums written, partially offset by higher premiums ceded to reinsurers in the three months ended March 31, 1998 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three months ended
     -------------------
March 31, 1998 were $53.2 million, an increase of 44% from $37.0 million in the three months ended March 31, 1997. The increase was primarily the result of increased premiums earned from refundings, calls, and other accelerations and an increase in premiums earned from the underlying book of business during the three months ended March 31, 1998. Net premiums earned for the three months ended March 31, 1998 included $16.3 million (which had a net income per diluted share effect of $0.13) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended March 31, 1997 included $7.6 million (which had a net income per diluted share effect of $0.06) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended March 31, 1998 were $36.9 million, an increase of 26% from $29.4 million in the three months ended March 31, 1997.

     Net Investment Income. Net investment income for the three months ended
     ---------------------
March 31, 1998 was $45.0 million, an increase of 17% from $38.4 million in the three months ended March 31, 1997. The increase was primarily attributable to the growth of the investment portfolio from ongoing operations and the net increase in the investment portfolio from the acquisition of Connie Lee. Ambac Assurance's investments in tax-exempt securities amounted to 73% of the total market value of its portfolio as of March 31, 1998, versus 79% at March 31, 1997. The average pre-tax yield-to-maturity on the investment portfolio was 6.41% and 6.46% as of March 31, 1998 and 1997, respectively.

     Net Realized Gains. Net realized gains were $1.2 million for the three
     ------------------
months ended March 31, 1998, compared to $0.8 million in net realized gains for the comparative prior period in 1997.

     Other Income.  Other income was $2.0 million for the three months ended
     -------------
March 31, 1998, compared to $1.1 million for the three months ended March 31, 1997. This increase was primarily due to an increase in fees received.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three months ended March 31, 1998 were $1.6 million, versus $0.7 million in the three months ended March 31, 1997. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the obligations insured. No salvage was recognized for the three month periods ended March 31, 1998 and 1997, respectively.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the first quarter of 1998 were $12.0 million, an increase of 32% from $9.1 million in the first quarter of 1997, primarily as a result of higher gross underwriting expenses. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 1998, gross underwriting and operating expenses were $15.5 million, an increase of 14% from $13.6 million in the three months ended March 31, 1997. This increase reflects the overall increased business activity during the period. Underwriting and operating expenses deferred were $8.2 million and $7.9 million for the three months ended March 31, 1998 and 1997, respectively. The amortization of previously deferred expenses and reinsurance commissions was $4.7 million and $3.4 million for the three months ended March 31, 1998 and 1997, respectively.

     FINANCIAL MANAGEMENT SERVICES

     Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Revenues for the three months ended March 31, 1998 were $11.9 million (includes $0.9 million in net realized losses), up 65% from $7.2 million for the three months ended March 31, 1997. This increase is primarily due to (i) higher revenues on interest rate swaps of $5.4 million in the first quarter of 1998, up 184% from $1.9 million in the first quarter of 1997, and (ii) higher investment agreement net investment income of $4.7 million in the first quarter of 1998, up 62% on increased volume, from $2.9 million in the first quarter of 1997; (iii) partially offset by net realized losses of $0.9 million in the first quarter of 1998. Expenses for the first quarter of 1998 were $7.4 million, down from $9.0 million in the first quarter of 1997. Included in the first quarter of 1997 expenses was a $3.5 million restructuring charge. Excluding this one-time charge, expenses increased 36% in the first three months of 1998 versus the comparative prior period. This increase was primarily due to start up expenses relating to the Company's electronic commerce business and increased expenses relating to its investment agreement business. The increased expenses in the investment agreement business relate to the overall increase in volume for that business.

     CORPORATE ITEMS

     Interest Expense. Interest expense for the three months ended March 31,
     ----------------
1998 was $5.6 million, up 8% from $5.2 million for the three months ended March 31, 1997, primarily due to higher fees associated with the Company's credit facilities and lower net payments received under an interest rate swap related to the Company's debentures. The Company terminated its interest rate swap in the first quarter of 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Income Taxes. Income taxes for the three months ended March 31, 1998 were
     ------------
at an effective rate of 23.8%, versus 20.3% in the three months ended March 31, 1997. This increase was primarily due to the higher level of pre-tax income in the three months ended March 31, 1998.

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

     Core Earnings. Core earnings for the three months ended March 31, 1998 were
     -------------
$55.8 million , an increase of 20% from $46.5 million for the three months ended March 31, 1997. The increase in core earnings was primarily the result of continued higher premiums earned from the growth in the insurance book of business, higher net investment income from insurance operations, as well as higher revenues from the investment agreement and swap businesses from the financial management services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the first quarter of 1998 were
     ------------------
$65.1 million, an increase of 28% from $50.8 million in the first quarter of 1997. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 1998 and 1997:

(Dollars in Millions)                                         1998(/1/)        1997(/1/)
                                                            ------------      -----------
Net Income.............................................         $65.7            $49.7

Net realized gains, after tax..........................          (0.6)            (1.0)

Non-recurring item, after tax..........................             -              2.1
                                                              ---------        -------
   Operating earnings..................................          65.1             50.8

Premiums earned from refundings,
   calls and other accelerations, after tax............          (9.3)            (4.3)
                                                              ---------        -------
   Core earnings.......................................         $55.8            $46.5
                                                              =========        =======

(/1/) Numbers may not add due to rounding.

     The weighted average number of diluted shares outstanding during the first quarter of 1998 and 1997 was 71.6 million and 71.0 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Adjusted Gross Premiums Written. Adjusted gross premiums written were $92.6
     -------------------------------
million in the first quarter of 1998, up 34% from $69.3 million in the first quarter of 1997. The Company defines adjusted gross premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the first quarter of 1998 was $26.6 million, an increase of 7% from $24.9 million written in the first quarter of 1997. The aggregate net present value of estimated future installment premiums was $222.4 million and $210.8 million as of March 31, 1998 and December 31, 1997, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the three months ended March 31, 1998 and 1997:


(Dollars in Millions)                               1998(/1/)      1997(/1/)
                                                  ------------   ------------
Adjusted Gross Premium Analysis:

Total Up-front premiums written.................       $66.0         $44.5

PV of estimated future installment premiums.....        26.6          24.9
                                                  -----------    ----------
    Adjusted gross premiums written.............       $92.6         $69.3
                                                  ===========    ==========


(/1/) Numbers may not add due to rounding.


     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     --------------------
2% to $37.50 at March 31, 1998 compared to $36.59 at December 31, 1997. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

     The following table reconciles book value per share to ABV per share as of March 31, 1998 and December 31, 1997:


                                                                       March 31,              December 31,
                                                                        1998(/1/)               1997(/1/)
                                                                 ------------------      ------------------
Book value per share......................................                 $27.31                  $26.77
After-tax value of:
  Net unearned premium reserve............................                   9.22                    9.25
  Deferred acquisition costs..............................                  (1.00)                  (0.99)
  Present value of installment premiums...................                   2.07                    1.96
  Unrealized gain on investment agreement liabilities.....                  (0.10)                  (0.40)
                                                                 ------------------      ------------------
Adjusted book value per share.............................                 $37.50                  $36.59
                                                                 ==================      ==================


(/1/) Numbers may not add due to rounding.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon Ambac Assurance's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 1998, Ambac Assurance paid dividends of $12.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock and capital investments in its subsidiaries. Based on the amount of dividends that Ambac Assurance expects to pay during 1998 and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no assurance can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its Common Stock.

     On April 1, 1998, the Company issued $200.0 million in principal amount of its 7.08% debentures due on March 31, 2098. The Company may not redeem the debentures prior to March 31, 2003. On or after March 31, 2003, the Company may redeem the debentures at 100% of their principal amount, plus accrued interest to the date of redemption. Use of the net proceeds received from the sale of the debentures will be for general corporate purposes, which include additions to working capital of subsidiaries, acquisitions and repurchases of common stock. These debentures are listed on the New York Stock Exchange.

     Ambac Assurance Liquidity.  The principal uses of Ambac Assurance's
     --------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities and net investment income. The majority of premiums for Ambac Assurance's financial guarantee insurance policies are payable in full at the outset of the term of the policy, even though premiums are earned over the life of such policies for financial accounting purposes.

     Financial Management Services Liquidity. The principal uses of liquidity by
     ----------------------------------------
the Company's financial management services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. The Company believes that its financial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


management services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segments liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment agreements, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial management services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  As of March 31, 1998, the Company and Ambac Assurance
     ------------------
had a revolving credit facility with two major international banks, as co-agents, for $100.0 million, which expires in July 1998. This facility is available for general corporate purposes, including the payment of claims. As of March 31, 1998 and 1997, no amounts were outstanding under this credit facility.

     Ambac Assurance has an agreement with a group of AAA/Aaa-rated international banks for a $450.0 million credit facility, expiring December 2, 2004. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to Ambac Assurance in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of March 31, 1998 and 1997, no amounts were outstanding under this line.

     Connie Lee has an agreement with commercial banks for a $50.0 million standby credit facility, expiring in 2003. The line will provide a source of additional claims-paying resources for insured transactions. The obligation to repay is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations including installment premiums and other collateral. As of March 31, 1998, no amounts were outstanding under this line.

     Stock Repurchase Program.  The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program which permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the three months ended March 31, 1998, the Company acquired approximately 237,000 shares for an aggregate amount of $13.0 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 3,509,000 shares for an aggregate amount of $103.0 million.

     Balance Sheet. As of March 31, 1998, the fair value of the Company's
     --------------
consolidated investment portfolio was $7.57 billion, an increase of 9% from $6.92 billion at December 31, 1997. This increase was primarily due to the increased volume in investment and payment agreements and cash flow from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Cash Flows. Net cash provided by operating activities was $73.6 million and
     -----------
$54.8 million during the three months ended March 31, 1998 and 1997, respectively. These cash flows were primarily provided from insurance operations.

     Net cash provided by financing activities was $613.6 million during the three months ended March 31, 1998, of which $619.2 million was from investment agreements issued (net of draws paid). For the three months ended March 31, 1997, $66.1 million was used in financing activities, which includes $44.6 million in investment agreement draws (net of amounts received).

     Net cash used in investing activities was $685.9 million during the three months ended March 31, 1998, of which $1,213.0 million was used to purchase bonds and securities purchased under agreements to resell, partially offset by proceeds from bonds of $538.5 million. For the three months ended March 31, 1997, $12.1 million was provided by investing activities, which includes $648.4 million from proceeds from bonds and securities purchased under agreements to resell, partially offset by purchases of bonds of $652.3 million.

     Material Commitments. The Company has made no commitments for material
     ---------------------
capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

     Year 2000.  The Company recognizes the worldwide challenge for all systems
     ----------
to recognize the date change for the year 2000 and, is assessing its computer applications and business processes to provide for their continued functionality. The process of identifying and analyzing the Company's internally developed systems is complete. The process of testing these systems and making any modifications, if necessary, have begun. The Company will also be communicating with software vendors, municipalities and other issuers and their paying agents, financial institutions and others with which it conducts business to help them identify and resolve the year 2000 issue. However, there can be no guarantee that the systems of such other entities on which the Company's systems rely will be timely converted, or that of failure to convert by such entities, would not have a material impact on the operations of the Company. The Company expects to incur internal staff costs, as well as consulting expenses related to this process. The Company does not anticipate that the related overall costs will be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company, through its affiliates, manages a variety of risks, principally market, credit, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

     Market risk generally represents the risk of loss that may result from the potential change in the fair value of a financial instrument as a result of changes in prices and interest rates. The Company has financial instruments held for purposes other than trading and for trading purposes. The principal market risk for the Company's financial instruments held for purposes other than trading is interest rate risk. An independent risk management group is involved in setting and monitoring risk limits and the application of risk measurement methodologies. The estimation of potential losses arising from adverse changes
in market conditions is a key element   in  managing  market  risk.    The
Company utilizes various models and stress test scenarios to monitor and manage interest rate risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve. These models include estimates made by management and the valuation results could differ materially from amounts that would actually be realized in the market. Financial instruments held for purposes other than trading which may be adversely affected by changes in interest rates, consist primarily of investment securities, investment agreement liabilities, debentures, and related derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

     The Company through its affiliate Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while retaining basis risk, the relationship between floating tax-exempt and floating taxable interest rates. If actual or projected floating tax-exempt interest rates change in relation to floating taxable interest rates, AFSLP will experience an unrealized mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. Market risk for financial instruments held for trading purposes relates to the impact of pricing changes on future earnings. The principal market risk is basis risk. Since late 1995, most municipal interest rate swaps transacted contain provisions which are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

PART II - OTHER INFORMATION

     Items 1, 2, 3, 4, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING ARE ANNEXED AS EXHIBITS:


 EXHIBIT
 Number                          DESCRIPTION
 ------                          -----------

  10.05* Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan (Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Reg. No. 333-52449) and incorporated herein by reference.)

  27.00   Financial Data Schedule.

  99.02 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 1998 and December 31, 1997 and for the periods ended March 31, 1998 and 1997.


(b)    REPORTS ON FORM 8-K:

       On February 6, 1998, the Company filed a Current Report on Form 8-K with
                                                                  --------
its January 29, 1998 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1997 and the year ended December 31, 1997. On March 27, 1998, the Company filed a current report on Form 8-K containing consolidated financial statements (with
          --------
independent auditor's report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1997 and 1996. The filing of these Current Reports on Form 8-K were previously noted in the Company's Annual Report on Form
           --------                                                         ----
10-K for the fiscal year ended December 31, 1997, which was filed on March 31,
----
1998.

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




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   May 15, 1998               By: /s/ Frank J. Bivona
                                        -------------------
                                        Frank J. Bivona
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)

                               INDEX TO EXHIBITS


EXHIBIT
Number                           Description
------                           -----------

 27.00      Financial Data Schedule.

 99.02 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 1998 and December 31, 1997 and for the periods ended March 31, 1998 and 1997.