Form 10-Q
period 1998-06-30
AMBAC FINANCIAL GROUP INC
filed 1998-08-14
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
        ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


        As of June 30, 1998, 69,989,047 shares of Common Stock, par value $0.01 per share, (net of 691,337 treasury shares) of the Registrant were outstanding.

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets - June 30, 1998
         and December 31, 1997.................................................................        3

         Consolidated Statements of Operations - three months and six months
         ended June 30, 1998 and June 30, 1997    June 30, 1998 and June 30, 1997..............        4

         Consolidated Statements of Stockholders' Equity - six months ended
         June 30, 1998 and June 30, 1997.......................................................        5

         Consolidated Statements of Cash Flows -six months ended
         June 30, 1998 and June 30, 1997.......................................................        6

         Notes to Consolidated Financial Statements............................................        7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................        8

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.........................................................................       22

PART II  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.................................       24

Item 6.    Exhibits and Reports on Form 8-K....................................................       25

SIGNATURES.....................................................................................       26

INDEX TO EXHIBITS..............................................................................       27

                                      Ambac Financial Group, Inc. and Subsidiaries
                                              Consolidated Balance Sheets
                                          June 30, 1998 and December 31, 1997
                                                 (Dollars in Thousands)


                                                                                June 30, 1998         December 31, 1997
                                                                                 (unaudited)
Assets
Investments:
       Fixed income securities, at fair value
              (amortized cost of $7,506,272 in 1998 and $6,525,650 in 1997)        $7,791,952                 $6,773,844
       Short-term investments, at cost (approximates fair value)                      177,427                    136,278
       Preferred stock, at cost                                                         5,000                      5,000
                                                                               ----------------      --------------------
              Total investments                                                     7,974,379                  6,915,122

Cash                                                                                   28,490                      9,256
Securities purchased under agreements to resell                                       214,318                     85,466
Receivable for investment agreements                                                   50,163                          -
Receivable for securities sold                                                         14,725                    106,246
Investment income due and accrued                                                      87,157                     78,690
Reinsurance recoverable                                                                 4,119                      4,219
Prepaid reinsurance                                                                   202,265                    183,492
Deferred acquisition costs                                                            110,973                    105,996
Loans                                                                                 676,912                    503,192
Receivable from brokers and dealers                                                   683,192                    183,041
Other assets                                                                          188,447                    116,985
                                                                               ----------------      --------------------
              Total assets                                                        $10,235,140                 $8,291,705
                                                                               ================      ====================

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                           $1,220,701                 $1,178,990
       Losses and loss adjustment expenses                                            112,651                    103,345
       Ceded reinsurance balances payable                                               7,878                      9,258
       Obligations under investment and payment agreements                          3,731,550                  3,230,052
       Obligations under investment repurchase agreements                           1,557,845                  1,090,912
       Deferred income taxes                                                          140,478                    135,228
       Current income taxes                                                             2,263                      9,016
       Debentures                                                                     423,897                    223,864
       Accrued interest payable                                                        54,914                     46,017
       Accounts payable and other liabilities                                         181,789                    117,153
       Payable to brokers and dealers                                                 500,000                          -
       Payable for securities purchased                                               311,240                    275,388
                                                                               ----------------      --------------------
              Total liabilities                                                     8,245,206                  6,419,223
                                                                               ----------------      --------------------

Stockholders' equity:
       Preferred stock                                                                      -                          -
       Common stock                                                                       707                        707
       Additional paid-in capital                                                     512,039                    500,107
       Accumulated other comprehensive income                                         153,516                    135,223
       Retained earnings                                                            1,355,957                  1,262,740
       Common stock held in treasury at cost                                          (32,285)                   (26,295)
                                                                               ----------------      --------------------
              Total stockholders' equity                                            1,989,934                  1,872,482
                                                                               ----------------      --------------------
              Total liabilities and stockholders' equity                          $10,235,140                 $8,291,705
                                                                               ================      ====================

        See accompanying Notes to Consolidated Financial Statements


                                   Ambac Financial Group, Inc. and Subsidiaries
                                      Consolidated Statements of Operations
                                                  (Unaudited)
                                  For the Periods Ended June 30, 1998 and 1997
                                    (Dollars in Thousands Except Share Data)


                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   -----------------------------   ------------------------------
                                                       1998           1997             1998            1997
                                                   -----------------------------   ------------------------------
Revenues:
  Financial Guarantee Insurance:
     Gross premiums written                             $88,042         $73,740         $165,529        $125,532
     Ceded premiums written                             (10,048)         (7,195)         (36,135)        (12,627)
                                                   -------------  --------------   --------------  --------------
       Net premiums written                              77,994          66,545          129,394         112,905

     Increase in unearned premiums                      (24,676)        (30,159)         (22,892)        (39,486)
                                                   -------------  --------------   --------------  --------------
       Net premiums earned                               53,318          36,386          106,502          73,419

     Net investment income                               45,872          39,258           90,912          77,705
     Net realized (losses) gains                           (509)          3,479              666           4,291
     Other income                                           235           2,285            2,200           3,388
  Financial Management Services:
     Income                                              12,732           6,150           25,486          13,372
     Net realized (losses) gains                         (6,350)             79           (7,248)             79
  Other:
     Income                                               4,047           1,828            5,403           3,689
     Net realized gains                                     910               -            1,517             788
                                                   -------------  --------------   --------------  --------------

       Total revenues                                   110,255          89,465          225,438         176,731
                                                   -------------  --------------   --------------  --------------

Expenses:
  Financial Guarantee Insurance:
     Losses and loss adjustment expenses                  1,423             664            3,000           1,392
     Underwriting and operating expenses                 11,190           9,732           23,208          18,824
  Financial Management Services                           8,603           5,474           16,046          14,454
  Interest                                                8,782           5,303           14,394          10,544
  Other                                                   1,744             456            4,080           1,285
                                                   -------------  --------------   --------------  --------------

       Total expenses                                    31,742          21,629           60,728          46,499
                                                   -------------  --------------   --------------  --------------

Income before income taxes                               78,513          67,836          164,710         130,232
Provision for income taxes                               17,717          14,223           38,256          26,881
                                                   -------------  --------------   --------------  --------------

       Net income                                       $60,796         $53,613         $126,454        $103,351
                                                   =============  ==============   ==============  ==============


       Net income per share                               $0.87           $0.77            $1.81           $1.48
                                                   =============  ==============   ==============  ==============

       Net income per diluted share                       $0.85           $0.75            $1.77           $1.46
                                                   =============  ==============   ==============  ==============

Weighted average number of
  shares outstanding                                 70,015,177      69,957,352       70,027,486      69,922,344
                                                   =============  ==============   ==============  ==============

Weighted average number of diluted
  shares outstanding                                 71,665,662      71,093,321       71,619,424      71,008,013
                                                   =============  ==============   ==============  ==============




See accompanying Notes to Consolidated Financial Statements

                                   Ambac Financial Group, Inc. and Subsidiaries
                                 Consolidated Statements of Stockholders' Equity
                                                   (Unaudited)
                                   For the Periods Ended June 30, 1998 and 1997
                                              (Dollars in Thousands)


                                                                   1998                            1997
                                                         --------------------------      --------------------------
Retained Earnings:
       Balance at January 1                                $1,262,740                      $1,072,418
       Net income                                             126,454     $126,454            103,351     $103,351
                                                                      -------------                   -------------
       Dividends declared - common stock                      (12,593)                        (11,562)
       Exercise of stock options                              (20,644)                         (7,109)
                                                         -------------                   -------------
       Balance at June 30                                  $1,355,957                      $1,157,098
                                                         -------------                   -------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                  $135,223                         $58,911
       Unrealized gains (losses)on securities,
         ($28,464 pre-tax and ($7,783) pre-tax in
         1998 and 1997, respectively)(1)                                    18,120                          (4,794)
       Foreign currency                                                        173                             397
                                                                      -------------                   -------------
       Other comprehensive income (loss)                       18,293       18,293             (4,397)      (4,397)
                                                         --------------------------      --------------------------
       Comprehensive income                                               $144,747                         $98,954
                                                                      =============                   =============
       Balance at June 30                                    $153,516                         $54,514
                                                         -------------                   -------------

Preferred Stock:
       Balance at January 1 and June 30                            $-                              $-
                                                         -------------                   -------------

Common Stock:
       Balance at January 1 and June 30                          $707                            $353
                                                         -------------                   -------------

Additional Paid-in Capital:
       Balance at January 1                                  $500,107                        $498,401
       Issuance of stock                                            -                          (3,560)
       Exercise of stock options                               11,905                           4,377
       Other                                                       27                              26
                                                         -------------                   -------------
       Balance at June 30                                    $512,039                        $499,244
                                                         -------------                   -------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                  ($26,295)                       ($15,067)
       Cost of shares acquired                                (20,856)                        (32,203)
       Shares issued under equity plans                        14,866                          27,227
                                                         -------------                   -------------
       Balance at June 30                                    ($32,285)                       ($20,043)
                                                         -------------                   -------------


Total Stockholders' Equity at June 30                      $1,989,934                      $1,691,166
                                                         =============                   =============

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period       $19,580                         ($1,441)
Less: reclassification adjustment for gains
    included in net income                                      1,460                           3,353
                                                         -------------                   -------------
Net unrealized gains (losses) on securities                   $18,120                         ($4,794)
                                                         =============                   =============


See accompanying Notes to Consolidated Financial Statements.

                               Ambac Financial Group, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                               For The Periods Ended June 30, 1998 and 1997
                                          (Dollars in Thousands)


                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             -------------------------------

                                                                                 1998              1997
                                                                             -------------     -------------
Cash flows from operating activities:
     Net income                                                                  $126,454          $103,351
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                    792               872
     Amortization of bond premium and discount                                     (2,416)             (723)
     Current income taxes                                                          (6,753)            2,254
     Deferred income taxes                                                         (5,094)            5,299
     Deferred acquisition costs                                                    (4,977)           (7,179)
     Unearned premiums, net                                                        22,938            39,499
     Losses and loss adjustment expenses                                            9,306               821
     Ceded reinsurance balances payable                                            (1,380)            4,285
     Investment income due and accrued                                             (8,467)           (3,977)
     Accrued interest payable                                                       8,897             7,751
     Loss (gain) on sales of investments                                            5,065            (5,158)
     Accounts payable and other liabilities                                        64,636           (11,916)
     Other, net                                                                   (75,256)          (12,389)
                                                                             -------------     -------------
            Net cash provided by operating activities                             133,745           122,790
                                                                             -------------     -------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                 265,478           859,455
     Proceeds from matured bonds                                                1,157,445           582,984
     Purchases of bonds                                                        (2,268,960)       (2,091,575)
     Change in short-term investments                                             (41,149)          (29,826)
     Securities purchased under agreements to resell                             (128,852)           19,087
     Loans                                                                       (173,720)                -
     Other, net                                                                   (18,138)            4,638
                                                                             -------------     -------------
            Net cash used in investing activities                              (1,207,896)         (655,237)
                                                                             -------------     -------------

Cash flows from financing activities:
     Dividends paid                                                               (12,593)          (11,562)
     Proceeds from issuance of investment agreements                            1,705,983         1,158,705
     Payments for investment agreement draws                                     (961,435)         (610,702)
     Proceeds from issuance of debentures                                         193,700                 -
     Payment agreements                                                           173,720                 -
     Proceeds from sale of treasury stock                                          14,866            27,227
     Purchases of treasury stock                                                  (20,856)          (32,203)
                                                                             -------------     -------------
            Net cash provided by financing activities                           1,093,385           531,465
                                                                             -------------     -------------

Net cash flow                                                                      19,234              (982)
Cash at January 1                                                                   9,256             7,734
                                                                             -------------     -------------
     Cash at June 30                                                              $28,490            $6,752
                                                                             =============     =============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                          $41,250           $14,110
                                                                             =============     =============
            Interest expense on debt                                              $14,515           $10,896
                                                                             =============     =============
            Interest expense on investment agreements                            $115,551           $76,099
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

      The Company's consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998, and
(ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, which was filed with the Commission on May 15, 1998.

      The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

      Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation. In December 1997, the Company implemented Financial Accounting Standard ("FAS") No. 128, Earnings per Share. All prior periods presented have been restated to reflect this requirement.

      All common stock data has been retroactively adjusted to reflect the two-for-one stock split effective September 10, 1997.

(2)   NEW ACCOUNTING STANDARDS

      As of January 1, 1998, the Company adopted FAS No. 130, Reporting Comprehensive Income. This statement establishes standards for the reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

The Company uses derivatives (primarily interest rate swaps and exchange traded futures contracts) for hedging purposes as part of its overall interest rate risk management. The provisions of Statement 133 are applicable to all of the Company's derivative hedge positions. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company. In addition to hedging, the Company, through its affiliate, Ambac Financial Services, L.P., uses derivatives which are classified as held for trading purposes. All derivatives held for trading purposes are recorded at fair value, with changes in fair value immediately recognized in earnings. As such, Statement 133 will have no effect on derivatives held for trading purposes.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and six month periods ended June 30, 1998 and 1997, and its financial condition as of June 30, 1998 and December 31, 1997. These results include the Company's two business segments: Financial Guarantee Insurance and Financial Management Services.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 VERSUS
THREE  MONTHS ENDED JUNE 30, 1997

     CONSOLIDATED NET INCOME

     The Company's net income for the three months ended June 30, 1998 was $60.8 million or $0.85 per diluted share. This represents a 13% increase from the three months ended June 30, 1997 net income of $53.6 million, and a 13% increase in net income per diluted share from $0.75 for the prior period. This increase in net income was primarily attributable to the growth in net premiums earned and increased investment income from the Financial Guarantee Insurance segment.

     FINANCIAL GUARANTEE INSURANCE

     Gross Par Written.  Ambac Assurance insured $16.3 billion in par value
     -----------------
bonds during the three months ended June 30, 1998, an increase of 58% from $10.3 billion in the three months ended June 30, 1997. Par value written for the second quarter of 1998 was comprised of $8.6 billion from domestic municipal bond obligations, $6.5 billion from domestic structured finance obligations and $1.2 billion from international obligations, compared to $7.3 billion, $2.4 billion and $0.6 billion, respectively, in the second quarter of 1997. The increase in insured domestic municipal bond obligations resulted primarily from increased market issuance, partially offset by Ambac Assurance's lower market share for the quarter. The increase in insured domestic structured finance obligations was principally in the mortgage-backed/home equity loan and asset-backed sectors. The increase in insured international obligations resulted from greater acceptance of financial guarantee insurance, primarily in Europe and Japan.

     Management believes that in the foreseeable future, domestic structured finance and international markets will grow more rapidly than the domestic municipal market. Domestic structured finance and international insured par may see large quarterly variances, primarily due to the developmental nature of these markets.

     Ambac serves clients in international markets through its wholly-owned subsidiary Ambac Insurance UK Limited and through its participation in MBIA-AMBAC International, a joint venture with MBIA Insurance Corporation.

     Gross Premiums Written. Gross premiums written for the three months ended
     ----------------------
June 30, 1998 were $88.0 million, an increase of 19% from $73.7 million in the three months ended June 30, 1997. The following table sets forth the amounts of gross premiums written by type and percent of total:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                       Three Months Ended June 30,
                                                                     -------------------------------------------------------------
(Dollars in Millions)                                                     1998             %               1997              %
                                                                     ------------    ----------       -------------    -----------
Domestic:
Municipal finance policies:
Up-front policies:
   New issue......................................................          $49.8            56%              $47.7             65%
   Secondary market...............................................            7.8             9                 7.3             10
                                                                     ------------    ----------       -------------    -----------
    Sub-total up-front............................................           57.6            65                55.0             75
                                                                     ------------    ----------       -------------    -----------
    Installment policies:
   Annual policies................................................            3.5             4                 3.0              4
   Portfolio products.............................................            0.6             1                 0.8              1
                                                                     ------------    ----------       -------------    -----------

       Sub-total installment......................................            4.1             5                 3.8              5
                                                                     ------------    ----------       -------------    -----------
      Total municipal finance policies............................           61.7            70                58.8             80
                                                                     ------------    ----------       -------------    -----------
Structured finance policies:
   Up-front.......................................................            0.7             1                 0.6              1
   Installment....................................................            8.1             9                 4.5              6
                                                                     ------------    ----------       -------------    -----------
        Total structured finance policies.........................            8.8            10                 5.1              7
                                                                     ------------    ----------       -------------    -----------
          Total  domestic written.................................           70.5            80                63.9             87
                                                                     ------------    ----------       -------------    -----------
International:
         Up-front.................................................           14.9            17                 8.3             11
         Installment..............................................            2.6             3                 1.5              2
                                                                     ------------    ----------       -------------    -----------
          Total  international written............................           17.5            20                 9.8             13
                                                                     ------------    ----------       -------------    -----------
          Total  gross premiums written...........................          $88.0           100%              $73.7            100%
                                                                     ============    ==========       =============    ===========

Total up-front written............................................          $73.2            83%              $63.9             87%
Total installment written.........................................           14.8            17                 9.8             13
                                                                     ------------    ----------       -------------    -----------
Total  gross premiums written.....................................          $88.0           100%              $73.7            100%
                                                                     ============    ==========       =============    ===========


     Ceded Premiums Written. Ceded premiums written for the second quarter of
     ----------------------
1998 were $10.0 million, compared to $7.2 million in the second quarter of 1997. The 39% increase in ceded premiums written is broken out as follows: (i) an increase of $1.5 million ceded on international policies; and (ii) an increase of $1.4 million ceded on municipal finance policies. Ceded premiums written were 11.4% and 9.8% of gross premiums written for the three months ended June 30, 1998 and 1997, respectively.

     Net Premiums Written.  Net premiums written for the three months ended June
     --------------------
30, 1998 were $78.0 million, an increase of 17% from $66.5 million in the three months ended June 30, 1997. This increase reflects higher gross premiums written, partially offset by higher premiums ceded to reinsurers in the three months ended June 30, 1998 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three months ended June
     -------------------
30, 1998 were $53.3 million, an increase of 46% from $36.4 million in the three months ended June 30, 1997. The increase was primarily the result of increased premiums earned from refundings, calls, and other accelerations and an increase in premiums earned from the underlying book of business. Net premiums earned for the three months ended June 30, 1998 included $13.9 million (which had a net income per diluted share effect of $0.11) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three months ended June 30, 1997 included $5.8 million (which had a net income per diluted share effect of $0.05) from refundings, calls and other accelerations. Refunding levels vary depending upon a

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three months ended June 30, 1998 were $39.5 million, an increase of 29% from $30.6 million in the three months ended June 30, 1997.

     Net Investment Income. Net investment income for the three months ended
     ---------------------
June 30, 1998 was $45.9 million, an increase of 17% from $39.3 million in the three months ended June 30, 1997. The increase was primarily attributable to the growth of the investment portfolio from ongoing operations and the net increase in the investment portfolio from the acquisition of Connie Lee Insurance Company ("Connie Lee") in December, 1997. Ambac Assurance's investments in tax-exempt securities amounted to 71% of the total market value of its portfolio as of June 30, 1998, versus 80% at June 30, 1997. The average pre-tax yield-to-maturity on the investment portfolio was 6.39% and 6.40% as of June 30, 1998 and 1997, respectively.

     Net Realized (Losses) Gains. Net realized losses were $0.5 million for the
     ---------------------------
three months ended June 30, 1998, compared to $3.5 million in net realized gains for the comparative prior period in 1997.

     Other Income.  Other income was $0.2 million for the three months ended
     -------------
June 30, 1998, compared to $2.3 million for the three months ended June 30, 1997. This decrease was primarily due to lower income from certain real estate interests.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three months ended June 30, 1998 were $1.4 million, versus $0.7 million for the three months ended June 30, 1997. Salvage received was $5.5 million and $0 for the three months ended June 30, 1998 and 1997, respectively. The Company increased the contribution to the loss reserve for the entire amount of salvage received. The increase was a result of the growth in the insured book of business, as loss expenses and related reserves are based upon estimates of the ultimate aggregate losses inherent in the obligations insured.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the second quarter of 1998 were $11.2 million, an increase of 15% from $9.7 million in the second quarter of 1997, primarily as a result of higher compensation costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three months ended June 30, 1998, gross underwriting and operating expenses were $16.4 million, an increase of 14% from $14.4 million in the three months ended June 30, 1997. This increase reflects the overall increased business activity during the period. Underwriting and operating expenses deferred were $9.5 million and $8.0 million for the three months ended June 30, 1998 and 1997, respectively. Reinsurance commissions which related to the current period (net of deferred) were $0.3 million and $0 for the three months ended June 30, 1998 and 1997, respectively. The amortization of previously deferred expenses and reinsurance commissions was $4.6 million and $3.3 million for the three months ended June 30, 1998 and 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     FINANCIAL MANAGEMENT SERVICES

     Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Revenues for the three months ended June 30, 1998 were $12.7 million (excludes $6.4 million in net realized losses), up 105% from $6.2 million (excludes $0.1 million in net realized gains) for the three months ended June 30, 1997. This increase is primarily due to (i) higher revenues on interest rate swaps which totaled $5.1 million in the period, up 410% from $1.0 million in the comparable prior period, and (ii) higher investment agreement revenue which totaled $5.0 million in the period, up 79% on increased volume, from $2.8 million in the comparable prior period. A small percentage of the Company's investment portfolio is maintained as a trading position. This position contains high quality municipal bonds hedged with treasury futures. A change in the relationship between municipal bonds and treasury bonds has created a mark-to-market loss in the second quarter of 1998 equal to $6.4 million. Expenses for the second quarter of 1998 were $8.6 million, up 56% from $5.5 million in the second quarter of 1997. This increase results from higher compensation expenses in the investment agreement and swap businesses, as well as increased expenditures to develop the money management and electronic commerce businesses.

     CORPORATE ITEMS

     Other Revenue. Other revenue includes investment income of the holding
     -------------
company, Ambac Financial Group, Inc. Other revenue for the three months ended June 30, 1998 was $4.0 million, up 122% from $1.8 million for the comparable prior period. The increase is attributable to higher investment income generated from investing the proceeds of the Company's issuance of $200 million in debentures on April 1, 1998.

     Interest Expense. Interest expense for the three months ended June 30, 1998
     ----------------
was $8.8 million, up 66% from $5.3 million for the three months ended June 30, 1997. The increase is attributable to the Company's issuance of $200 million in debentures (see Liquidity and Capital Resources section) on April 1, 1998.

     Income Taxes. Income taxes for the three months ended June 30, 1998 were at
     ------------
an effective rate of 22.6%, versus 20.9% in the three months ended June 30, 1997. This increase was primarily due to the higher level of pre-tax income and a lower percentage of tax-exempt investment income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


book value described below may differ from the definitions used by other public holding companies of financial guarantee insurers.

     Core Earnings. Core earnings for the three months ended June 30, 1998 were
     -------------
$56.8 million, an increase of 18% from $48.0 million for the three months ended June 30, 1997. The increase in core earnings was primarily the result of continued higher premiums earned from the growth in the insurance book of business and higher net investment income from insurance operations, as well as higher revenues from the investment agreement and swap businesses in the financial management services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the second quarter of 1998 were
     ------------------
$64.7 million, an increase of 26% from $51.3 million in the second quarter of 1997. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended June 30, 1998 and 1997:

(Dollars in Millions)                                                                               1998                  1997
                                                                                             ----------------      ----------------

Net Income...................................................................................           $60.8                 $53.6

Net realized losses (gains), after tax.......................................................             3.9                  (2.3)
                                                                                             ----------------      ----------------

   Operating earnings........................................................................            64.7                  51.3

Premiums earned from refundings, calls and other accelerations, after tax....................            (7.9)                 (3.3)
                                                                                             ----------------      ----------------

   Core earnings.............................................................................           $56.8                 $48.0
                                                                                             ================      ================


     The weighted average number of diluted shares outstanding during the second quarter of 1998 and 1997 was 71.7 million and 71.1 million, respectively.

     Adjusted Gross Premiums Written. Adjusted gross premiums written were
     -------------------------------
$114.4 million in the second quarter of 1998, up 43% from $79.8 million in the second quarter of 1997. The Company defines adjusted gross premiums written as up-front premiums written (less amounts ceded to MBIA Insurance Corporation under our international joint venture) plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the second quarter of 1998 was $46.5 million, an increase of 138% from $19.5 million written in the second quarter of 1997. The aggregate net present value of estimated future installment premiums was $249.8 million and $210.8 million as of June 30, 1998 and December 31, 1997, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the three months ended June 30, 1998 and 1997:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



(Dollars in Millions)                                                                               1998                 1997
                                                                                             ----------------     ----------------

Adjusted Gross Premium Analysis (1):

Total Up-front premiums written..............................................................          $ 67.9                $60.3

PV of estimated future installment premiums..................................................            46.5                 19.5
                                                                                             ----------------     ----------------
    Adjusted gross premiums written..........................................................          $114.4                $79.8
                                                                                             ================     ================

(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $8.2 million and $4.7 million for the three months ended June 30, 1998 and 1997, respectively.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     -------------------
5% to $38.57 at June 30, 1998 compared to $36.59 at December 31, 1997. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

     The following table reconciles book value per share to ABV per share as of June 30, 1998 and December 31, 1997:

                                                                                      June 30,                    December 31,
                                                                                        1998                          1997
                                                                           ---------------------------   ---------------------------

Book value per share..................................................                          $28.43                    $26.77
After-tax value of:
  Net unearned premium reserve........................................                            9.46                      9.25
  Deferred acquisition costs..........................................                           (1.03)                    (0.99)
  Present value of installment premiums...............................                            2.32                      1.96
  Unrealized gain on investment agreement liabilities.................                           (0.61)                    (0.40)
                                                                           ---------------------------   ---------------------------
Adjusted book value per share.........................................                          $38.57                    $36.59
                                                                           ===========================   ===========================



RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 VERSUS
SIX MONTHS ENDED JUNE 30, 1997

     CONSOLIDATED NET INCOME

     The Company's net income for the six months ended June 30, 1998 was $126.5 million or $1.77 per diluted share. This represents a 22% increase from the comparable prior period net income of $103.4 million, and a 21% increase in net income per diluted share from $1.46. This increase in net income was primarily attributable to the growth in net premiums earned and increased investment income from the Financial Guarantee Insurance segment as well as higher operating income in the Financial Management Services segment.

     FINANCIAL GUARANTEE INSURANCE

     Gross Par Written.  Ambac Assurance insured $30.9 billion in par value
     -----------------
bonds during the six months ended

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

June 30, 1998, an increase of 70% from $18.2 billion in the six months ended June 30, 1997. Par value written for the six months ended June 30, 1998 was comprised of $17.7 billion from domestic municipal bond obligations, $11.0 billion from domestic structured finance obligations and $2.2 billion from international obligations, compared to $12.6 billion, $4.8 billion and $0.8 billion, respectively, in the six months ended June 30, 1997. The increase in insured domestic municipal bond obligations resulted primarily from increased market issuance. The increase in insured domestic structured finance obligations was principally in the mortgage-backed/home equity loan and asset-backed sectors. The increase in insured international obligations resulted from greater acceptance of financial guarantee insurance, primarily in Europe and Japan.

     Management believes that in the foreseeable future, domestic structured finance and international markets will grow more rapidly than the domestic municipal market. Domestic structured finance and international insured par may see large quarterly variances, primarily due to the developmental nature of these markets.

     Ambac serves clients in international markets through its wholly-owned subsidiary Ambac Insurance UK Limited and through its participation in MBIA-AMBAC International, a joint venture with MBIA Insurance Corporation.

     Gross Premiums Written. Gross premiums written for the six months ended
     ----------------------
June 30, 1998 were $165.5 million, an increase of 32% from $125.5 million in the six months ended June 30, 1997. The following table sets forth the amounts of gross premiums written by type and percent of total:

                                                                                         Six Months Ended June 30
                                                            ---------------------------------------------------------------------
(Dollars in Millions)                                               1998                %                1997                %
                                                            --------------    --------------     --------------    --------------
Domestic:
Municipal finance policies:
Up-front policies:
   New issue.............................................          $ 99.3                60%            $ 79.6                63%
   Secondary market......................................            10.7                 7               11.9                10
                                                           --------------    --------------     --------------    --------------

    Sub-total up-front...................................           110.0                67               91.5                73
                                                           --------------    --------------     --------------    --------------
    Installment policies:
   Annual policies.......................................             5.6                 3                4.8                 4
   Portfolio products....................................             1.2                 1                1.6                 1
                                                           --------------    --------------     --------------    --------------


       Sub-total installment.............................             6.8                 4                6.4                 5
                                                           --------------    --------------     --------------    --------------
      Total municipal finance policies...................           116.8                71               97.9                78
                                                           --------------    --------------     --------------    --------------
Structured finance policies:
   Up-front..............................................             0.7                 -                7.8                 6
   Installment...........................................            14.8                 9                8.2                 7
                                                           --------------    --------------     --------------    --------------
        Total structured finance policies................            15.5                 9               16.1                13
                                                           --------------    --------------     --------------    --------------
          Total  domestic written........................           132.3                80              114.0                91
                                                           --------------    --------------     --------------    --------------
International:
         Up-front........................................            28.5                17                9.1                 7
         Installment.....................................             4.7                 3                2.5                 2
                                                           --------------    --------------     --------------    --------------
          Total  international written...................            33.2                20               11.6                 9
                                                           --------------    --------------     --------------    --------------
          Total  gross premiums written..................          $165.5               100%            $125.5               100%
                                                           ==============    ==============     ==============    ==============

Total up-front written...................................          $139.2                84%            $108.4                86%
Total installment written................................            26.3                16               17.1                14
                                                           --------------    --------------     --------------    --------------
Total  gross premiums written............................          $165.5               100%            $125.5               100%
                                                           ==============    ==============     ==============    ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Ceded Premiums Written. Ceded premiums written for the first six months of
     ----------------------
1998 were $36.1 million, compared to $12.6 million in the first six months of 1997. The 187% increase in ceded premiums written is broken down as follows: (i) the reinsurance of $11.8 million of the portfolio purchased through the acquisition of Connie Lee; (ii) an increase of $7.7 million ceded on international policies; and (iii) an increase of $4.1 million ceded on municipal finance policies. Ceded premiums written were 21.8% (14.7% excluding the Connie Lee reinsurance transaction) and 10.0% of gross premiums written for the six months ended June 30, 1998 and 1997, respectively.

     Net Premiums Written.  Net premiums written for the six months ended June
     --------------------
30, 1998 were $129.4 million, an increase of 15% from $112.9 million in the six months ended June 30, 1997. This increase reflects higher gross premiums written, partially offset by higher premiums ceded to reinsurers in the six months ended June 30, 1998 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the six months ended June
     -------------------
30, 1998 were $106.5 million, an increase of 45% from $73.4 million in the six months ended June 30, 1997. The increase was primarily the result of increased premiums earned from refundings, calls, and other accelerations and an increase in premiums earned from the underlying book of business. Net premiums earned for the six months ended June 30, 1998 included $30.2 million (which had a net income per diluted share effect of $0.24) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the six months ended June 30, 1997 included $13.4 million (which had a net income per diluted share effect of $0.11) from refundings, calls and other accelerations. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the six months ended June 30, 1998 were $76.3 million, an increase of 27% from $60.0 million in the six months ended June 30, 1997.

     Net Investment Income. Net investment income for the six months ended June
     ---------------------
30, 1998 was $90.9 million, an increase of 17% from $77.7 million in the six months ended June 30, 1997. The increase was primarily attributable to the growth of the investment portfolio from ongoing operations and the net increase in the investment portfolio from the acquisition of Connie Lee.

     Net Realized Gains. Net realized gains were $0.7 million for the six months
     ------------------
ended June 30, 1998, compared to $4.3 million in net realized gains for the comparative prior period in 1997.

     Other Income.  Other income was $2.2 million for the six months ended June
     -------------
30, 1998, compared to $3.4 million for the six months ended June 30, 1997. This decrease was primarily due to lower income from certain real estate interests.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the six months ended June 30, 1998 were $3.0 million, versus $1.4 million for the six months ended June 30, 1997. Salvage received was $7.2 million and $0 for the six months ended June 30, 1998 and 1997, respectively. The Company increased the contribution to the loss reserve for the entire amount of salvage received. The increase was a result of the growth in the insured book

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of business, as loss expenses and related reserves are based upon estimates of the ultimate aggregate losses inherent in the obligations insured.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the six months ended June 30, 1998 were $23.2 million, an increase of 23% from $18.8 million in the six months ended June 30, 1997, primarily as a result of higher compensation expenses and higher amortization of previously deferred acquisition costs during the period. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the six month period ended June 30, 1998, gross underwriting and operating expenses were $31.9 million, an increase of 14% from $28.0 million in the six months ended June 30, 1997. This increase reflects the overall increased business activity during the period. Underwriting and operating expenses deferred were $17.7 million and $15.9 million for the six months ended June 30, 1998 and 1997, respectively. Reinsurance commissions which related to the current period (net of deferred) were $0.4 million and $0 for the six months ended June 30, 1998 and 1997, respectively. The amortization of previously deferred expenses and reinsurance commissions was $9.4 million and $6.7 million for the six months ended June 30, 1998 and 1997, respectively.

     FINANCIAL MANAGEMENT SERVICES

     Revenues for the six months ended June 30, 1998 were $25.5 million (excludes $7.2 million in net realized losses), up 90% from $13.4 million (excludes $0.1 million in net realized gains) for the six months ended June 30, 1997. This increase is primarily due to (i) higher revenues on interest rate swaps which totaled $10.5 million in the period, up 250% from $3.0 million in the comparable prior period, and (ii) higher investment agreement revenue which totaled $9.7 million in the period, up 67% on increased volume, from $5.8 million in the comparable prior period. A small percentage of the Company's investment portfolio is maintained as a trading position. This position contains high quality municipal bonds hedged with treasury futures. A change in the relationship between municipal bonds and treasury bonds has created a mark-to-market loss in the first six months of 1998 equal to $7.3 million. Expenses for the six months ended June 30,1998 were $16.0 million, up 10% from $14.5 million in the six months ended June 30, 1997. This increase results from higher compensation expenses in the investment agreement and swap businesses, as well as increased expenditures to develop the money management and electronic commerce businesses, partially offset by a one-time $3.5 million restructuring charge in 1997.

     CORPORATE ITEMS

     Other Revenue. Other revenue includes investment income of the holding
     -------------
company, Ambac Financial Group, Inc. Other revenue for the six months ended June 30, 1998 was $5.4 million, up 46% from $3.7 million for the comparable prior period. The increase is attributable to higher investment income generated from investing the proceeds of the Company's issuance of $200 million in debentures on April 1, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     Interest Expense. Interest expense for the six months ended June 30, 1998
     ----------------
was $14.4 million, up 37% from $10.5 million for the six months ended June 30, 1997, primarily due to the Company's issuance of $200 million in debentures (see Liquidity and Capital Resources section) on April 1, 1998.

     Income Taxes. Income taxes for the six months ended June 30, 1998 were at
     ------------
an effective rate of 23.2%, versus 20.6% in the six months ended June 30, 1997. This increase was primarily due to the higher level of pre-tax income and a lower percentage of tax-exempt investment income.

     SUPPLEMENTAL ANALYTICAL FINANCIAL DATA

     Core Earnings. Core earnings for the six months ended June 30, 1998 were
     -------------
$112.5 million, an increase of 19% from $94.5 million for the six months ended June 30, 1997. The increase in core earnings was primarily the result of continued higher premiums earned from the growth in the insurance book of business and higher net investment income from insurance operations, as well as higher revenues from the investment agreement and swap businesses in the financial management services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the six months ended June 30,
     ------------------
1998 were $129.7 million, an increase of 27% from $102.1 million in the six months ended June 30, 1997. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the six months ended June 30, 1998 and 1997:

(Dollars in Millions)                                                                               1998                  1997
                                                                                             ----------------      ----------------

Net Income...................................................................................          $126.5                $103.4

Net realized losses (gains), after tax.......................................................             3.2                  (3.4)

Non-recurring item, after tax................................................................               -                   2.1
                                                                                             ----------------      ----------------

   Operating earnings........................................................................           129.7                 102.1

Premiums earned from refundings, calls and other accelerations, after tax....................           (17.2)                 (7.6)
                                                                                             ----------------      ----------------

   Core earnings.............................................................................          $112.5                $ 94.5
                                                                                             ================      ================

     The weighted average number of diluted shares outstanding during the six months ended June 30, 1998 and 1997 was 71.6 million and 71.0 million, respectively.

     Adjusted Gross Premiums Written. Adjusted gross premiums written were
     -------------------------------
$199.6 million in the six months ended June 30, 1998, up 34% from $148.7 million in the six months ended June 30, 1997. The Company defines adjusted gross premiums written as up-front premiums written (less amounts ceded to MBIA Insurance Corporation under our international joint venture) plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


are collected on an installment basis. The net present value of estimated future installment premiums written in the six months ended June 30, 1998 was $71.6 million, an increase of 61% from $44.4 million written in the six months ended June 30, 1997. The aggregate net present value of estimated future installment premiums was $249.8 million and $210.8 million as of June 30, 1998 and December 31, 1997, respectively.

     The following table reconciles total up-front premiums written to adjusted gross premiums written for the six months ended June 30, 1998 and 1997:

(Dollars in Millions)                                                                               1998                 1997
                                                                                             ----------------     ----------------

Adjusted Gross Premium Analysis (1):

Total Up-front premiums written..............................................................          $128.0               $104.3

PV of estimated future installment premiums..................................................            71.6                 44.4
                                                                                             ----------------     ----------------
    Adjusted gross premiums written..........................................................          $199.6               $148.7
                                                                                             ================     ================

(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $15.5 million and $5.1 million for the six months ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon Ambac Assurance's ability to pay dividends or make payments to the Company and external financings.

     Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 1998, Ambac Assurance paid dividends of $24.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock and capital investments in its subsidiaries. Based on the amount of dividends that Ambac Assurance expects to pay during 1998 and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the Common Stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its Common Stock.

     On April 1, 1998, the Company issued $200.0 million in principal amount of its 7.08% debentures due on March 31, 2098. The Company may not redeem the debentures prior to March 31, 2003. On or after March 31, 2003, the Company may redeem the debentures, in whole at any time or in part from time to time, at 100% of their principal amount, plus accrued

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

interest to the date of redemption. Use of the net proceeds received from the sale of the debentures will be for general corporate purposes, which include additions to working capital of subsidiaries, acquisitions, and repurchases of common stock. These debentures are listed on the New York Stock Exchange.

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

     Financial Management Services Liquidity. The principal uses of liquidity by
     ----------------------------------------
the Company's financial management services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. The Company believes that its financial management services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segments liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment agreements, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial management services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  The Company and Ambac Assurance have a $150.0 million
     ------------------
revolving credit facility with three major international banks. The facility expires August, 1999 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims and has replaced a $100.0 million credit facility which expired August, 1998. As of June 30, 1998 and 1997, no amounts were outstanding under this credit facility.

     Ambac Assurance has an agreement with a group of AAA/Aaa-rated international banks for a $450.0 million credit facility, expiring December 2, 2004. This facility is a seven-year stand-by irrevocable limited recourse line-of-credit, which will provide liquidity to Ambac Assurance in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of June 30, 1998 and 1997, no amounts were outstanding under this line.

     Connie Lee has an agreement with commercial banks for a $50.0 million standby credit facility, expiring in 2003. The line will provide a source of additional claims-paying resources for insured transactions. The obligation to repay is a limited recourse obligation payable solely from,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and collateralized by, a pledge of recoveries realized on defaulted insured obligations including installment premiums and other collateral. As of June 30, 1998, no amounts were outstanding under this line.

     Stock Repurchase Program.  The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program which permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the six months ended June 30, 1998, the Company acquired approximately 458,000 shares for an aggregate amount of $25.7 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 3,730,000 shares for an aggregate amount of $115.6 million.

     Balance Sheet. As of June 30, 1998, the fair value of the Company's
     --------------
consolidated investment portfolio was $7.97 billion, an increase of 15% from $6.92 billion at December 31, 1997. This increase was primarily due to the increased volume in investment and payment agreements and cash flow from operations.

     Cash Flows. Net cash provided by operating activities was $133.7 million
     -----------
and $122.8 million during the six months ended June 30, 1998 and 1997, respectively. These cash flows were primarily provided from insurance operations. Net cash provided by financing activities was $1,093.4 and $531.5 million during the six months ended June 30, 1998 and 1997, respectively. This activity included $744.5 million and $548.0 million in investment agreements issued (net of draws paid) in the six months ended June 30, 1998 and 1997, respectively. The total cash provided by operating and financing activities was $1,227.1 million and $654.3 million for the six months ended June 30, 1998. From these totals, $1,207.9 million and $655.2 million was used in investing activities, principally purchases of investment securities, during the six months ended June 30, 1998 and 1997, respectively.

     Material Commitments. The Company has made no commitments for material
     ---------------------
capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

     Year 2000.  The Company recognizes the worldwide challenge for all computer
     ----------
systems to recognize the date change for the year 2000 and is assessing its own computer systems to provide for their continued functionality. This is a high priority undertaking and crucial to the operation of the Company's business.
The Company does not, however, expect the costs to be material. The Company has established a budget of approximately $1.0 million to address this issue. It is anticipated that all costs will be funded with operating income.

     The Company has established a Year 2000 Steering Committee comprised of members of senior management. The committee has full responsibility and authority to establish methodologies and budgets and to allocate necessary resources. Under this committee, there is a Year 2000 Project Office that manages all internal business and staff units, as well as the efforts of outside consultants. The office is charged with the responsibility of evaluating (and remediating, if necessary) critical internal technology systems, whether internally-developed systems or purchased from vendors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     The Company's year 2000 testing plan incorporates a three phase process encompassing critical business systems, both internally developed and externally provided. The plan is targeted for completion by December 31, 1998. Phase one, the Assessment and Impact Analysis phase, which included inventory and code scanning, is complete. Phase two, the Testing and Review phase, is currently in process. This critical phase involves test case development, year 2000 simulation, transaction testing, business unit validation, and vendor management. Phase three is the remediation phase. Remediation of the Company's internal systems is not expected to be significant based upon the status of work performed to date. Remediation to vendor-provided systems is not expected to be significant, based upon representations received from such vendors.

     A potential exposure to the Company is the failure by any insured issuer, municipal or non-municipal, to make debt service payments due to an issuer's systems failure. An issuer's failure to make debt service payments due to year 2000-related systems failures may result in a claim under an Ambac Assurance insurance policy. In such event, the Company would utilize its sources of liquidity to pay claims. The Company would expect full recovery of such claims when year 2000 problems are resolved.

     Many of the findings discussed above are preliminary. The Company can make no assurances at this time regarding the ultimate outcome of the efforts described herein. Furthermore, the Company cannot guarantee that the systems of external entities (such as securities exchanges or funds and securities clearing organizations) which may impact the Company will be year 2000 compliant. A failure to comply by such external entities, could have a material impact on the operations of the Company.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company, through its affiliates, manages a variety of risks, principally market, credit, liquidity, operational and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

     Market risk generally represents the risk of loss that may result from the potential change in the fair value of a financial instrument as a result of changes in prices and interest rates. The Company has financial instruments held for purposes other than trading and for trading purposes. The principal market risk for the Company's financial instruments held for purposes other than trading is interest rate risk. An independent risk management group is involved in setting and monitoring risk limits and the application of risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company utilizes various models and stress test scenarios to monitor and manage interest rate risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve. These models include estimates made by management and the valuation results could differ materially from amounts that would actually be realized in the market. Financial instruments held for purposes other than trading which may be adversely affected by changes in interest rates, consist primarily of investment securities,

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK (CONTINUED)

investment agreement liabilities, debentures, and related derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

     The Company, through its affiliate Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while retaining basis risk, the relationship between floating tax-exempt and floating taxable interest rates. If actual or projected floating tax-exempt interest rates change in relation to floating taxable interest rates, AFSLP will experience an unrealized mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. Market risk for financial instruments held for trading purposes relates to the impact of pricing changes on future earnings. The principal market risk is basis risk. Since late 1995, most municipal interest rate swaps transacted contain provisions which are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

PART II - OTHER INFORMATION


     Items 1, 2, 3, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 13, 1998, and received the votes set forth below:

     Proposal 1. The following directors were elected to serve on the Company's
     ----------
Board of Directors:

                                                            Number of Votes Cast
                                             -------------------------------------------------
                                                          For                   Withheld
                                             -------------------------------------------------

   Phillip B. Lassiter                                         59,622,611              389,010
   Michael A. Callen                                           59,629,006              382,615
   Renso L. Caporali                                           57,258,546            2,753,075
   Richard Dulude                                              59,626,811              384,810
   W. Grant Gregory                                            59,630,481              381,140
   C. Roderick O'Neil                                          59,627,076              384,545

There were no broker non-votes for this proposal.

     Proposal 2. The proposal to approve the amendment to the Charter to
     ----------
increase the number of authorized shares of Common Stock to 200 million was adopted, with 57,721,540 votes in favor, 2,248,883 votes against and 41,198 votes abstaining. There were no broker non-votes for this proposal.

     PROPOSAL 3. The proposal to ratify the selection of KPMG Peat Marwick LLP
     ----------
as independent auditors of the Company and its subsidiaries for 1998 was adopted, with 59,960,426 votes in favor, 18,903 votes against and 32,291 votes abstaining. There were no broker non-votes for this proposal.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING ARE ANNEXED AS EXHIBITS:

 EXHIBIT
  NUMBER                                       Description
----------      -----------------------------------------------------------------------

      4.04        Conformed Copy of the Certificate of Amendment to the Amended and
                  Restated Certificate of Incorporation of the Company with the
                  Secretary of State of the State of Delaware on May 13, 1998.

     10.22        Conformed Copy of U.S. $150,000,000 Credit Agreement, dated as of
                  August 3, 1998 (the "BNS Credit Agreement") among the Company and
                  Ambac Assurance Corporation as the Borrowers, Certain Commercial
                  Lending Institutions as the Lenders, Citibank, N.A. , as the
                  Documentation Agent, First National Bank of Chicago, as the
                  Co-Agent, and The Bank of Nova Scotia, acting through its New York
                  Agency, as the Arranger and the Administrative Agent.

     27.00        Financial Data Schedule.

     99.03        Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of June 30, 1998 and December 31, 1997 and
                  for the periods ended June 30, 1998 and 1997.

(B)    REPORTS ON FORM 8-K:

       There were no reports on Form 8-K filed during the second quarter of 1998.


____________________________________--
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.
                                                ----------

                                 SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                    AMBAC FINANCIAL GROUP, INC.
                                    (REGISTRANT)



DATED:   AUGUST 14, 1998            BY: /S/ FRANK J. BIVONA
                                        -------------------
                                         FRANK J. BIVONA
                                         EXECUTIVE VICE PRESIDENT, CHIEF
                                         FINANCIAL OFFICER AND TREASURER
                                         (PRINCIPAL FINANCIAL AND ACCOUNTING
                                         OFFICER AND DULY AUTHORIZED OFFICER)

                                 INDEX TO EXHIBITS


 EXHIBIT
 NUMBER                                      Description
----------      ----------------------------------------------------------------------

4.04              Conformed Copy of the Certificate of Amendment to the Amended and
                  Restated Certificate of Incorporation of the Company with the
                  Secretary of State of the State of Delaware on May 13, 1998.

10.22             Conformed Copy of U.S. $150,000,000 Credit Agreement, dated as of
                  August 3, 1998 (the "BNS Credit Agreement") among the Company and
                  Ambac Assurance Corporation as the Borrowers, Certain Commercial
                  Lending Institutions as the Lenders, Citibank, N.A. , as the
                  Documentation Agent, First National Bank of Chicago, as the
                  Co-Agent, and The Bank of Nova Scotia, acting through its New York
                  Agency, as the Arranger and the Administrative Agent.

27.00             Financial Data Schedule.

99.03             Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of June 30, 1998 and December 31, 1997 and
                  for the periods ended June 30, 1998 and 1997.