Form 10-Q
period 1998-09-30
AMBAC FINANCIAL GROUP INC
filed 1998-11-13
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


                                (212) 668-0340
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                               -     --


        As of September 30, 1998, 69,702,482 shares of Common Stock, par value $0.01 per share, (net of 977,902 treasury shares) of the Registrant were outstanding.

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                     INDEX
                                     -----



PART I  FINANCIAL INFORMATION                                                                          PAGE
                                                                                                       ----
Item 1.  Consolidated Financial Statements
         Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997...................................................................        3
         Consolidated Statements of Operations - three months and nine months
         ended September 30, 1998 and September 30, 1997.........................................        4
         Consolidated Statements of Stockholders' Equity - nine months ended
         September 30, 1998 and September 30, 1997...............................................        5
         Consolidated Statements of Cash Flows - nine months ended
         September 30, 1998 and September 30, 1997...............................................        6
         Notes to Consolidated Financial Statements..............................................        7
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................          8
Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk............................................................................        20

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................................        21

SIGNATURES........................................................................................      22

INDEX TO EXHIBITS.................................................................................      23

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1998 and December 31, 1997
                            (Dollars in Thousands)

                                                                          September 30, 1998         December 31, 1997
                                                                          ------------------         -----------------
                                                                              (unaudited)
Assets
------

Investments:
        Fixed income securities, at fair value
               (amortized cost of $7,690,339 in 1998 and $6,525,650 in 1997)      $8,089,199                $6,773,844
        Short-term investments, at cost (approximates fair value)                    169,986                   136,278
        Other                                                                          5,456                     5,000
                                                                            -----------------        ------------------
               Total investments                                                   8,264,641                 6,915,122

Cash                                                                                   9,622                     9,256
Securities purchased under agreements to resell                                      336,801                    85,466
Receivable for investment agreements                                                 351,563                       -
Receivable for securities sold                                                       137,820                   106,246
Investment income due and accrued                                                    100,142                    78,690
Reinsurance recoverable                                                                3,777                     4,219
Prepaid reinsurance                                                                  199,264                   183,492
Deferred acquisition costs                                                           116,630                   105,996
Loans                                                                                679,140                   503,192
Receivable from brokers and dealers                                                  663,326                   183,041
Other assets                                                                         228,980                   116,985
                                                                            -----------------        ------------------
               Total assets                                                      $11,091,706                $8,291,705
                                                                            =================        ==================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
        Unearned premiums                                                         $1,251,619                $1,178,990
        Losses and loss adjustment expenses                                          117,053                   103,345
        Ceded reinsurance balances payable                                             3,776                     9,258
        Obligations under investment and payment agreements                        4,597,186                 3,230,052
        Obligations under investment repurchase agreements                         1,353,639                 1,090,912
        Deferred income taxes                                                        168,544                   135,228
        Current income taxes                                                           9,955                     9,016
        Debentures                                                                   423,913                   223,864
        Accrued interest payable                                                      64,562                    46,017
        Accounts payable and other liabilities                                       257,648                   117,153
        Payable to brokers and dealers                                               475,000                         -
        Payable for securities purchased                                             284,428                   275,388
                                                                            -----------------        ------------------
               Total liabilities                                                   9,007,323                 6,419,223
                                                                            -----------------        ------------------

Stockholders' equity:
        Preferred stock                                                                   -                          -
        Common stock                                                                     707                       707
        Additional paid-in capital                                                   513,222                   500,107
        Accumulated other comprehensive income                                       205,963                   135,223
        Retained earnings                                                          1,410,184                 1,262,740
        Common stock held in treasury at cost                                        (45,693)                  (26,295)
                                                                            -----------------        ------------------
               Total stockholders' equity                                          2,084,383                 1,872,482
                                                                            -----------------        ------------------
               Total liabilities and stockholders' equity                        $11,091,706                $8,291,705
                                                                            =================        ==================

See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
               For the Periods Ended September 30, 1998 and 1997
                   (Dollars in Thousands Except Share Data)


                                                 Three Months Ended                     Nine Months Ended
                                                    September 30,                         September 30,
                                        ---------------------------------       ------------------------------
                                                1998              1997                 1998            1997
                                        ---------------------------------       ------------------------------
Revenues:
  Financial Guarantee Insurance:
     Gross premiums written                    $88,731           $52,371             $254,260        $177,903
     Ceded premiums written                     (4,764)           (6,495)             (40,899)        (19,122)
                                        ---------------    --------------       --------------   -------------
       Net premiums written                     83,967            45,876              213,361         158,781

     Increase in unearned premiums             (33,824)          (10,204)             (56,716)        (49,690)
                                        ---------------    --------------       --------------   -------------
       Net premiums earned                      50,143            35,672              156,645         109,091

     Net investment income                      47,436            40,109              138,348         117,814
     Net realized gains                            537            13,931                1,203          18,222
     Other income                                  385               881                2,585           4,269
  Financial Management Services:
     Income                                     13,541             9,062               39,027          22,434
     Net realized gains (losses)                   156             1,069               (7,092)          1,148
  Other:
     Income                                      4,450             1,901                9,853           5,590
     Net realized gains (losses)                   709               (40)               2,226             748
                                        ---------------    --------------       --------------   -------------
       Total revenues                          117,357           102,585              342,795         279,316
                                        ---------------    --------------       --------------   -------------
Expenses:
  Financial Guarantee Insurance:
     Losses and loss adjustment expenses         1,500               730                4,500           2,122
     Underwriting and operating expenses        11,844            10,173               35,052          28,997
  Financial Management Services                  8,237             5,751               24,283          20,205
  Interest                                       9,254             5,391               23,648          15,935
  Other                                          1,323               903                5,403           2,188
                                        ---------------    --------------       --------------   -------------
       Total expenses                           32,158            22,948               92,886          69,447
                                        ---------------    --------------       --------------   -------------
Income before income taxes                      85,199            79,637              249,909         209,869
Provision for income taxes                      19,817            18,842               58,073          45,723
                                        ---------------    --------------       --------------   -------------
       Net income                              $65,382           $60,795             $191,836        $164,146
                                        ===============    ==============       ==============   =============

       Net income per share                       $0.94             $0.87                $2.74           $2.35
                                        ===============    ==============       ==============   =============
       Net income per diluted share               $0.92             $0.85                 2.68            2.31
                                        ===============    ==============       ==============   =============
Weighted average number of
  shares outstanding                        69,823,032        70,108,341           69,959,334      69,984,344
                                        ===============    ==============       ==============   =============
Weighted average number of diluted
  shares outstanding                        71,389,724        71,453,062           71,509,315      71,166,837
                                        ===============    ==============       ==============   =============



See accompanying Notes to Consolidated Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
             For The Nine Months Ended September 30, 1998 and 1997
                            (Dollars in Thousands)

                                                                            1998                                 1997
                                                                  ---------------------------         -------------------------
Retained Earnings:
       Balance at January 1                                         $1,262,740                         $1,072,418
       Net income                                                      191,836      $191,836              164,146     $164,146
                                                                               --------------                     -------------
       Dividends declared - common stock                               (19,594)                           (17,871)
       Exercise of stock options                                       (24,798)                            (7,808)
                                                                  -------------                       ------------
       Balance at September 30                                      $1,410,184                         $1,210,885
                                                                  -------------                       ------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                           $135,223                            $58,911
       Unrealized gains on securities, ($109,563, pre-tax,
         and $59,187, pre-tax, in 1998 and 1997, respectively)(1)                     70,067                            36,917
       Foreign currency gain (loss)                                                      673                              (154)
                                                                               --------------                     -------------
       Other comprehensive income                                       70,740        70,740               36,763       36,763
                                                                  ---------------------------         -------------------------
       Comprehensive income                                                         $262,576                          $200,909
                                                                               ==============                     =============
       Balance at September 30                                        $205,963                            $95,674
                                                                  -------------                       ------------

Preferred Stock:
       Balance at January 1 and September 30                                $-                                 $-
                                                                  -------------                       ------------

Common Stock:
       Balance at January 1                                               $707                               $353
       Stock split effected as dividend                                      -                                354
                                                                  -------------                       ------------
       Balance at September 30                                            $707                               $707
                                                                  -------------                       ------------

Additional Paid-in Capital:
       Balance at January 1                                           $500,107                           $498,401
       Issuance of stock                                                     -                             (3,560)
       Exercise of stock options                                        13,075                              5,298
       Stock split effected as dividend                                      -                               (354)
       Other                                                                40                                 40
                                                                  -------------                       ------------
       Balance at September 30                                        $513,222                           $499,825
                                                                  -------------                       ------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                           ($26,295)                          ($15,067)
       Cost of shares acquired                                         (45,649)                           (32,203)
       Shares issued under equity plans                                 26,251                             28,131
                                                                  -------------                       ------------
       Balance at September 30                                        ($45,693)                          ($19,139)
                                                                  -------------                       ------------


Total Stockholders' Equity at September 30                          $2,084,383                         $1,787,952
                                                                  =============                       ============

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period                         $78,711                            $47,331
Less: reclassification adjustment for net gains
    included in net income                                               8,644                             10,414
                                                                  -------------                       ------------
Net unrealized gains on securities                                     $70,067                            $36,917
                                                                  =============                       ============

See accompanying Notes to Consolidated Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
             For The Nine Months Ended September 30, 1998 and 1997
                            (Dollars in Thousands)

                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                 ----------------------------------------------------

                                                                         1998                           1997
                                                                 ----------------------         ---------------------

Cash flows from operating activities:
     Net income                                                               $191,836                      $164,146
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                               1,785                         1,292
     Amortization of bond premium and discount                                  (3,948)                       (1,881)
     Current income taxes                                                          939                         5,205
     Deferred income taxes                                                      (6,181)                       13,364
     Deferred acquisition costs                                                (10,634)                       (9,710)
     Unearned premiums, net                                                     56,857                        49,681
     Losses and loss adjustment expenses                                        14,150                           867
     Ceded reinsurance balances payable                                         (5,482)                       (2,894)
     Investment income due and accrued                                         (21,452)                       (3,195)
     Accrued interest payable                                                   18,545                        16,863
     Loss (gain) on sales of investments                                         3,663                       (20,118)
     Other, net                                                                 15,748                        45,238
                                                                 ----------------------         ---------------------
            Net cash provided by operating activities                          255,826                       258,858
                                                                 ----------------------         ---------------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                            1,347,504                     1,413,892
     Proceeds from matured bonds                                               887,467                       838,475
     Purchases of bonds                                                     (3,423,562)                   (3,035,714)
     Change in short-term investments                                          (33,708)                      (36,515)
     Securities purchased under agreements to resell                          (251,335)                       21,574
     Loans                                                                    (175,948)                            -
     Other, net                                                                (38,884)                       (1,258)
                                                                 ----------------------         ---------------------
            Net cash used in investing activities                           (1,688,466)                     (799,546)
                                                                 ----------------------         ---------------------

Cash flows from financing activities:
     Dividends paid                                                            (19,594)                      (17,871)
     Proceeds from issuance of investment agreements                         2,670,496                     1,716,586
     Payments for investment agreement draws                                (1,568,146)                   (1,161,644)
     Proceeds from issuance of debentures                                      193,700                             -
     Payment agreements                                                        175,948                             -
     Proceeds from sale of treasury stock                                       26,251                        28,131
     Purchases of treasury stock                                               (45,649)                      (32,203)
                                                                 ----------------------         ---------------------
            Net cash provided by financing activities                        1,433,006                       532,999
                                                                 ----------------------         ---------------------

Net cash flow                                                                      366                        (7,689)
Cash at January 1                                                                9,256                         7,734
                                                                 ----------------------         ---------------------
     Cash at September 30                                                       $9,622                           $45
                                                                 ======================         =====================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                       $53,338                       $20,663
                                                                 ======================         =====================
            Interest expense on debt                                           $25,934                       $18,460
                                                                 ======================         =====================
            Interest expense on investment agreements                         $179,610                      $113,695
                                                                 ======================         =====================

See accompanying Notes to Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS


(1)  Basis of Presentation

     Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provide financial guarantee insurance and financial management services to clients in both the public and private sectors in the U.S. and abroad. Ambac Financial Group, Inc.'s principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc. Ambac Financial Group, Inc.'s Financial Management Services segment provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

          Ambac Financial Group, Inc. and Subsidiaries, (the "Company") consolidated unaudited interim financial statements have been prepared on the basis of generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 1998, and (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, which was filed with the Commission on May 15, 1998 and (iii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, which was filed with the Commission on August 14, 1998.

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

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets or liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative hedge change in fair value will be immediately recognized in earnings.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and nine month periods ended September 30, 1998 and 1997, and its financial condition as of September 30, 1998 and December 31, 1997. These results include the Company's two business segments: Financial Guarantee Insurance and Financial Management Services.

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


RESULTS OF OPERATIONS

     CONSOLIDATED NET INCOME

     The Company's net income for the three months ended September 30, 1998 was $65.4 million or $0.92 per diluted share. This represents an 8% increase from the three months ended September 30, 1997 net income of $60.8 million or $0.85 per diluted share. This increase in net income was primarily attributable to the growth in net premiums earned and increased investment income, partially offset by lower net realized gains from the Financial Guarantee Insurance segment as well as increased revenues on interest rate swaps from the Company's Financial Management Services segment. The Company's net income for the nine months ended September 30, 1998 was $191.8 million or $2.68 per diluted share. This represents a 17% increase from the comparable prior period net income of $164.1 million, and a 16% increase in net income per diluted share from $2.31. This increase in net income was primarily attributable to the growth in net premiums earned and increased investment income, partially offset by lower net realized gains from the Financial Guarantee Insurance segment as well as higher operating income in the Financial Management Services segment.


     FINANCIAL GUARANTEE INSURANCE

     Gross Par Written.  Ambac Assurance insured $14.4 billion in par value
     -----------------
bonds during the three months ended September 30, 1998 and $45.3 billion in par value bonds during the nine months ended September 30, 1998, an increase of 64% from $8.8 billion in the three months ended September 30, 1997 and an increase of 68% from $27.0 billion in par value bonds during the nine months ended September 30, 1997. Par value written for the third quarter of 1998 was comprised of $8.5 billion from domestic municipal bond obligations, $5.1 billion from domestic structured finance obligations and $0.8 billion from international obligations, compared to $5.9 billion, $1.7 billion and $1.2 billion, respectively, in the third quarter of 1997. Par value written for the nine months ended September 30, 1998 was comprised of $26.2 billion from domestic municipal bond obligations, $16.1 billion from domestic structured finance obligations and $3.0 billion from international obligations, compared to $18.4 billion, $6.6 billion and $2.0 billion, respectively, in the nine months ended September 30, 1997. The increases in insured domestic municipal bond obligations resulted primarily from increased market issuance. The increases in insured domestic structured finance obligations was principally in the mortgage-backed/home equity loan and asset-backed sectors. The increases in insured international obligations resulted from greater acceptance of financial guarantee insurance, primarily in Europe and Japan.

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

     Gross Premiums Written. Gross premiums written for the three and nine
     ----------------------
months ended September 30, 1998 were $88.7 million and $254.3 million, respectively, an increase of 69% from $52.4 million and an increase of 43% from $177.9 million, in the three and nine months ended September 30, 1997, respectively. The following table sets forth the amounts of gross premiums written by type and percent of total:


                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                 -----------------------------------    ---------------------------------
(Dollars in Millions)             1998       %       1997       %       1998        %        1997      %
                                 ------   ------   -------   -------   -------   -------   -------  -----
Domestic:
Municipal finance policies:
 Up-front policies:
   New issue.................     $66.4      75%     $33.3      63%    $165.7        65%    $112.9     63%
   Secondary market..........       1.6       2        2.0       4       12.3         5       13.9      8
                                 ------   ------   -------   -------   -------   -------   -------  -----
    Sub-total up-front.......      68.0      77       35.3      67      178.0        70      126.8     71
                                 ------   ------   -------   -------   -------   -------   -------  -----
 Installment policies:
   Annual policies...........       3.4       4        2.4       5        9.0         3        7.2      4
   Portfolio products........       0.6       -        0.7       1        1.8         1        2.3      1
                                 ------   ------   -------   -------   -------   -------   -------  -----
     Sub-total installment...       4.0       4        3.1       6       10.8         4        9.5      5
                                 ------   ------   -------   -------   -------   -------   -------  -----
      Total municipal finance      72.0      81       38.4      73      188.8        74      136.3     77
                                 ------   ------   -------   -------   -------   -------   -------  -----
Structured finance policies:
   Up-front..................       0.2       -        0.9       2        1.0         -        8.7      5
   Installment...............       9.5      11        5.2      10       24.3        10       13.5      8
                                 ------   ------   -------   -------   -------   -------   -------  -----
     Total structured
      finance................       9.7      11        6.1      12       25.3        10       22.2     12
                                 ------   ------   -------   -------   -------   -------   -------  -----
     Total  domestic written.      81.7      92       44.5      85      214.1        84      158.5     89
                                 ------   ------   -------   -------   -------   -------   -------  -----
International:
   Up-front..................       4.3       5        6.5      12       32.7        13       15.6      9
   Installment...............       2.7       3        1.4       3        7.5         3        3.8      2
                                 ------   ------   -------   -------   -------   -------   -------  -----
     Total  international
      written................       7.0       8        7.9      15       40.2        16       19.4     11
                                 ------   ------   -------   -------   -------   -------   -------  -----
     Total  gross premiums
      written................     $88.7     100%     $52.4     100%    $254.3       100%    $177.9    100%
                                 ======   ======   =======   =======   =======   =======   =======  =====

Total up-front written.......     $72.5      82%     $42.7      81%    $211.7        83%    $151.1     85%
Total installment written....      16.2      18        9.7      19       42.6        17       26.8     15
                                 ------   ------   -------   -------   -------   -------   -------  -----
Total  gross premiums written     $88.7     100%     $52.4     100%    $254.3       100%    $177.9    100%
                                 ======   ======   =======   =======   =======   =======   =======  =====


     Ceded Premiums Written. Ceded premiums written for the three and nine
     ----------------------
months ended September 30, 1998 were $4.8 million and $40.9 million, respectively, a decrease of 26% from $6.5 million in the three months ended September 30, 1997 and an increase of 114% from $19.1 million in the nine months ended September 30,1997. The decrease in ceded premiums written for the third quarter of 1998 is broken out as follows: (i) a decrease of $1.1 million ceded on international policies; and (ii) a decrease of $0.6 million ceded on municipal finance policies. The increase in ceded premiums for the nine months ended September 30, 1998 is broken out as follows: (i) $11.8 million of the portfolio purchased through the acquisition of Connie Lee Insurance Company ("Connie Lee") ceded during the first quarter of 1998; (ii) an increase of $6.5 million ceded on international policies; and (iii) an increase of $3.4 million ceded on municipal finance policies. Ceded premiums written were 5.4% and 16.1% (11.4% excluding the Connie Lee reinsurance transaction) of gross premiums written for the three and nine months ended

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 1998, respectively, compared with 12.4% and 10.7% for the three and nine months ended September 30, 1997, respectively.

     Net Premiums Written.  Net premiums written for the three and nine months
     --------------------
ended September 30, 1998 were $84.0 million and $213.4 million, respectively, an increase of 83% from $45.9 million in the three months ended September 30, 1997 and an increase of 34% from $158.8 million in the nine months ended September 30, 1997. These increases are primarily from higher gross premiums written in the three and nine months ended September 30, 1998.

     Net Premiums Earned. Net premiums earned during the three and nine months
     -------------------
ended September 30, 1998 were $50.1 million and $156.6 million, respectively, an increase of 40% from $35.7 million in the three months ended September 30, 1997 and an increase of 44% from $109.1 million in the nine months ended September 30, 1997. These increases were primarily the result of higher premiums earned from the underlying book of business and increased premiums earned from refundings, calls, and other accelerations during the period. Net premiums earned for the three and nine months ended September 30, 1998 included $6.9 million and $37.1 million, respectively, (which had a net income per diluted share effect of $0.06 and $0.30, respectively) from refundings, calls and other accelerations of previously insured issues. Net premiums earned in the three and nine months ended September 30, 1997 included $3.5 million and $16.9 million, respectively, (which had a net income per diluted share effect of $0.03 and $0.14, respectively) from refundings, calls and other accelerations of previously insured issues. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Excluding the effect of accelerated earnings from refundings, calls and other accelerations, net premiums earned for the three and nine months ended September 30, 1998 were $43.2 million and $119.5 million, respectively, an increase of 34% from $32.2 million in the three months ended September 30, 1997 and an increase of 30% from $92.2 million in the nine months ended September 30, 1997.

     Net Investment Income. Net investment income for the three and nine months
     ---------------------
ended September 30, 1998 were $47.4 million and $138.3 million, respectively, an increase of 18% from $40.1 million in the three months ended September 30, 1997 and an increase of 17% from $117.8 million in the nine months ended September 30, 1997. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations and the net increase in the investment portfolio from the December 1997 acquisition of Connie Lee. Ambac Assurance's investments in tax-exempt securities amounted to 72% of the total market value of its portfolio as of September 30, 1998, versus 79% at September 30, 1997. The average pre-tax yield-to-maturity on the investment portfolio was 6.33% and 6.35% as of September 30, 1998 and 1997, respectively.

     Net Realized Gains. Net realized gains for the three and nine months ended
     ------------------
September 30, 1998 were $0.5 million and $1.2 million , respectively, compared to $13.9 million and $18.2 million in the three and nine months ended September 30, 1997, respectively.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three and nine months ended September 30, 1998 were $1.5 million and $4.5 million, respectively, compared to $0.7 million and $2.1 million for the three and nine months ended September 30, 1997. In 1998, the Company increased its active credit reserve by $5.2 million and $15.4 million for the three and nine month periods ended September 30, 1998. These amounts compare to $0.8 million and $2.3 million for the three and nine months ended September 30,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997. Increased insurance written in the domestic structured finance and international markets has increased the need for active credit reserves. It is not expected that this level of increased contributions will continue to be necessary in future periods. Salvage received was $3.7 million and $10.9 million for the three and nine months ended September 30, 1998, compared to $0.1 million for both the three and nine months ended September 30, 1997.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the three and nine months ended September 30, 1998 were $11.8 million and $35.1 million, respectively, an increase of 16% from $10.2 million in the three months ended September 30, 1997 and an increase of 21% from $29.0 million in the nine months ended September 30, 1997, primarily as a result of higher compensation costs. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and nine months ended September 30, 1998, gross underwriting and operating expenses were $18.2 million and $50.1 million, respectively, an increase of 27% from $14.3 million in the three months ended September 30, 1997 and an increase of 18% from $42.3 million in the nine months ended September 30, 1997. The increases reflect the overall increased business activity during the respective periods. Underwriting and operating expenses deferred were $10.4 million and $28.1 million for the three and nine months ended September 30, 1998, respectively, compared to $7.5 million and $23.4 million for the three and nine months ended September 30, 1997, respectively. Reinsurance commissions which related to the current period (net of deferred) were $0.2 million and $0.5 million for the three and nine months ended September 30, 1998, respectively, compared to $0 for the three and nine months ended September 30, 1997, respectively. The amortization of previously deferred expenses and reinsurance commissions were $4.2 million and $13.6 million for the three and nine months ended September 30, 1998, respectively, compared to $3.4 million and $10.1 million for the three and nine months ended September 30, 1997, respectively.

     FINANCIAL MANAGEMENT SERVICES

     Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, and electronic commerce solutions, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Revenues for the three and nine months ended September 30, 1998 were $13.5 million (excludes $0.2 million in net realized gains) and $39.0 million (excludes $7.1 million in net realized losses), respectively, up 48% from $9.1 million (excludes $1.1 million in net realized gains) for the three months ended September 30, 1997 and an increase of 74% from $22.4 million (excludes $1.1 million in net realized gains) for the nine months ended September 30, 1997. These increases are primarily due to (i) higher revenues on interest rate swaps which totaled $5.8 million and $16.3 million, in the three and nine months ended September 30, 1998, respectively, up 142% from $2.4 million in the three months ended September 30, 1997 and an increase of 208% from $5.3 million in the nine months ended September 30, 1997; and (ii) higher investment agreement revenue which totaled $4.6 million and $14.2 million in the three and nine months ended September 30, 1998, respectively, up 24% on increased volume, from $3.7 million in the three months ended September 30, 1997 and an increase of 49% on increased volume, from $9.5 million in the nine months ended September 30, 1997. Realized gains on fixed income securities in the three and nine months ended September 30, 1998 of $9.8 million and $9.9 million, respectively, were partially offset by a mark-to-market

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

loss in a trading position of $9.7 million and $17.0 million in the three and nine months ended September 30, 1998, respectively. This trading position, which represented a small portion of the Company's assets, contained high quality municipal bonds hedged with treasury futures. The loss was due to a change in the relationship between municipal and treasury interest rates. This trading position was closed in October 1998. Expenses for the three and nine months ended September 30, 1998 were $8.2 million and $24.3 million, respectively, up 41% from $5.8 million in the three months ended September 30, 1997 and an increase of 20% from $20.2 million in the nine months ended September 30, 1997. These increases result from higher compensation expenses in the investment agreement and swap businesses, as well as increased expenditures to develop the money management and electronic commerce businesses.

     CORPORATE ITEMS

     Other Revenue. Other revenue includes investment income of the holding
     -------------
company, Ambac Financial Group, Inc. Other revenue for the three and nine months ended September 30, 1998 was $4.5 million and $9.9 million, respectively, up 137% from $1.9 million for the three months ended September 30, 1997 and an increase of 77% from $5.6 million for the nine months ended September 30, 1997. The increases are attributable to higher investment income generated from investing the proceeds of the Company's issuance of $200 million in debentures on April 1, 1998.

     Interest Expense. Interest expense for the three and nine months ended
     ----------------
September 30, 1998 was $9.3 million and $23.6 million, respectively, up 72% from $5.4 million for the three months ended September 30, 1997 and an increase of 48% from $15.9 million for the nine months ended September 30, 1997. The increase is attributable to the Company's issuance of $200 million in debentures on April 1, 1998.

     Income Taxes. Income taxes for the three and nine months ended September
     ------------
30, 1998 were at an effective rate of 23.3% and 23.2%, respectively, compared to 23.7% and 21.8% in the three and nine months ended September 30, 1997, respectively.

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

     Core Earnings. Core earnings for the three and nine months ended September
     -------------
30, 1998 were $60.5 million and $173.1 million, respectively, an increase of 22% from $49.5 million for the three months ended September 30, 1997 and an increase of 20% from $144.0 million for the nine months ended September 30, 1997. The increases in core earnings were primarily the result of continued higher premiums earned from the growth in the insurance book of business and higher net investment income from insurance operations, as well as higher revenues from the investment agreement and swap businesses in the financial management services segment. The

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the three and nine months ended
     ------------------
September 30, 1998 were $64.5 million and $194.2 million, respectively, an increase of 25% from $51.5 million in the three months ended September 30, 1997 and an increase of 26% from $153.6 million for the nine months ended September 30, 1997. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and nine months ended September 30, 1998 and 1997:

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          --------------------------------------------
(Dollars in Millions)                                         1998        1997        1998       1997
                                                          -----------  ----------  ----------  ---------

Net Income................................................    $65.4       $60.8      $191.8     $164.1

Net realized losses (gains), after tax....................     (0.9)       (9.3)        2.4      (12.6)

Non-recurring item, after tax.............................        -           -           -        2.1
                                                          -----------  ----------  ----------  ---------

   Operating earnings.....................................     64.5        51.5       194.2      153.6

Premiums earned from refundings, calls and other
 accelerations, after tax.................................     (4.0)       (2.0)      (21.1)      (9.6)
                                                          -----------  ----------  ----------  ---------
   Core earnings..........................................    $60.5       $49.5      $173.1     $144.0
                                                          ===========  ==========  ==========  =========

     The weighted average number of diluted shares outstanding during the three and nine months ended September 30, 1998 were 71.4 million shares and 71.5 million shares, respectively. The weighted average number of diluted shares outstanding during the three and nine months ended September 30, 1997 were 71.5 million shares and 71.2 million shares, respectively.

     Adjusted Gross Premiums Written. Adjusted gross premiums written for the
     -------------------------------
three and nine months ended September 30, 1998 were $113.0 million and $312.7 million, respectively, up 90% from $59.6 million in the three months ended September 30, 1997 and up 50% from $208.4 million in the nine months ended September 30, 1997. The Company defines adjusted gross premiums written as up-front premiums written (less amounts ceded to MBIA Insurance Corporation under our international joint venture) plus the present value of estimated future installment premiums written in the period. While most premiums are collected up-front at policy issuance, a growing portion of premiums are collected on an installment basis. The net present value of estimated future installment premiums written in the three and nine months ended September 30, 1998 were $40.8 million and $112.4 million, respectively, an increase of 127% from $18.0 million written in the three months ended September 30, 1997 and an increase of 80% from $62.4 million in the nine months ended September 30, 1997. The increases are primarily a result of increased premium writings of structured and international policies, the majority of which are written on an installment basis. The aggregate net present value of estimated future installment premiums was $265.7 million and $210.8 million as of September 30, 1998 and December 31, 1997, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three and nine months ended September 30, 1998 and 1997:

                                  Three Months Ended September 30,       Nine Months Ended September 30,
                                 ----------------------------------     ---------------------------------
(Dollars in Millions)             1998        %       1997      %       1998        %        1997      %
                                 -------   ------    ------   -----    ------     -----     ------   ----
Domestic:
Municipal finance policies:
 Up-front policies:
   New issue.................     $ 66.4      59%     $33.3     56%    $165.7        53%    $112.9     54%
   Secondary market..........        1.6       1        2.0      3       12.3         4       14.0      7
                                  ------   ------    ------   -----    ------     -----     ------   ----
    Sub-total up-front.......       68.0      60       35.3     59      178.0        57      126.9     61
                                 -------   ------    ------   -----    ------     -----     ------   ----
 Installment policies:
   Annual policies...........        4.0       4        3.4      6       15.8         5       11.5      5
   Portfolio products........          -       -          -      -          -         -          -      -
                                  ------   ------    ------   -----    ------     -----     ------   ----
     Sub-total installment...        4.0       4        3.4      6       15.8         5       11.5      5
                                 -------   ------    ------   -----    ------     -----     ------   ----
      Total municipal finance       72.0      64       38.7     65      193.8        62      138.4     66
                                 -------   ------    ------   -----    ------     -----     ------   ----
Structured finance policies:
   Up-front..................        0.2       -        0.9      2        1.0         -        8.7      4
   Installment...............       17.8      16        6.8     11       48.2        16       36.9     18
                                 -------   ------    ------   -----    ------     -----     ------   ----
     Total structured
      finance................       18.0      16        7.7     13       49.2        16       45.6     22
                                 -------   ------    ------   -----    ------     -----     ------   ----
     Total  domestic written.       90.0      80       46.4     78      243.0        78      184.0     88
                                 -------   ------    ------   -----    ------     -----     ------   ----
International (1):
    Up-front.................        4.0       3        5.4      9       21.3         7       10.4      5
    Installment..............       19.0      17        7.8     13       48.4        15       14.0      7
                                 -------   ------    ------   -----    ------     -----     ------   ----
     Total  international
      written................       23.0      20       13.2     22       69.7        22       24.4     12
                                 -------   ------    ------   -----    ------     -----     ------   ----
Total  adjusted gross
 premiums written............     $113.0     100%     $59.6    100%    $312.7       100%    $208.4    100%
                                 =======   ======    ======   =====    ======     =====     ======   ====

Total up-front written.......     $ 72.2      64%     $41.6     70%    $200.3        64%    $146.0     70%
Total installment written....       40.8      36       18.0     30      112.4        36       62.4     30
                                 -------   ------    ------   -----    ------     -----     ------   ----
Total  adjusted gross
 premiums written............     $113.0     100%     $59.6    100%    $312.7       100%    $208.4    100%
                                 =======   ======    ======   =====    ======     =====     ======   ====

(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $1.9 million and $3.2 million for the three months ended September 30, 1998 and 1997, respectively, and $17.4 million and $8.3 million for the nine months ended September 30, 1998 and 1997, respectively.


     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     -------------------
9% to $39.99 at September 30, 1998 compared to $36.59 at December 31, 1997. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     The following table reconciles book value per share to ABV per share as of September 30, 1998 and December 31, 1997:

                                                                                   September 30,                December 31,
                                                                                        1998                        1997

Book value per share..................................................                $29.90                       $26.77
After-tax value of:
  Net unearned premium reserve........................................                  9.81                         9.25
  Deferred acquisition costs..........................................                 (1.09)                       (0.99)
  Present value of installment premiums...............................                  2.48                         1.96
  Unrealized loss on investment agreement liabilities.................                 (1.11)                       (0.40)
                                                                           ---------------------------   -------------------------
Adjusted book value per share.........................................                $39.99                       $36.59
                                                                           ===========================   =========================

LIQUIDITY AND CAPITAL RESOURCES

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     -------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to the Company, and (ii) external financings.

     Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 1998, Ambac Assurance paid dividends of $36.0 million on its Common Stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of Common Stock and capital investments in its subsidiaries. Based on the amount of dividends that Ambac Assurance expects to pay during 1998 and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on its Common Stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although the Company believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its Common Stock.

     Ambac Assurance Liquidity.  The principal uses of Ambac Assurance's
     -------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities and net investment income. The majority of premiums for Ambac Assurance's financial guarantee insurance policies are payable in full at the outset of the term of the policy, even though premiums are earned over the life of such policies for financial accounting purposes.

     Financial Management Services Liquidity. The principal uses of liquidity by
     ---------------------------------------
the Company's financial management services subsidiaries are the payment of investment agreement obligations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. The Company believes that its financial management services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio which are invested with the objective of matching the duration of its obligations under the investment agreements, net receipts from interest rate swaps and related hedges and fees for investment management services. The Company's investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. The Company maintains a portion of its financial management services assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  The Company and Ambac Assurance have a $150.0 million
     -----------------
revolving credit facility with three major international banks. The facility expires August, 1999 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims and has replaced a $100.0 million credit facility which expired August, 1998. As of September 30, 1998 and 1997, no amounts were outstanding under this credit facility.

     Ambac Assurance has an agreement with a group of AAA/Aaa-rated international banks for a $450.0 million credit facility, expiring December 2, 2004. This facility is a seven-year stand-by irrevocable limited recourse line of credit, which will provide liquidity to Ambac Assurance in the event that claims from municipal obligations exceed specified levels. Repayment of any amounts drawn under the line will be limited primarily to the amount of any recoveries of losses related to policy obligations. As of September 30, 1998 and 1997, no amounts were outstanding under this line.

     Connie Lee has an agreement with commercial banks for a $50.0 million stand-by credit facility, expiring in 2003. The line will provide a source of additional claims-paying resources for insured transactions. The obligation to repay is a limited recourse obligation payable solely from, and collateralized by, a pledge of recoveries realized on defaulted insured obligations including installment premiums and other collateral. As of September 30, 1998, no amounts were outstanding under this line.

     Stock Repurchase Program.  The Board of Directors of the Company has
     ------------------------
authorized the establishment of a stock repurchase program which permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the nine months ended September 30, 1998, the Company acquired approximately 858,000 shares for an aggregate amount of $45.7 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,130,000 shares for an aggregate amount of $135.6 million.

     Balance Sheet. As of September 30, 1998, the fair value of the Company's
     -------------
consolidated investment portfolio was $8.26 billion, an increase of 19% from $6.92 billion at December 31, 1997. This increase was primarily due to the increased volume in investment agreements and cash flow from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Cash Flows. Net cash provided by operating activities was $255.8 million
     ----------
and $258.9 million during the nine months ended September 30, 1998 and 1997, respectively. These cash flows were primarily provided from insurance operations. Net cash provided by financing activities was $1,433.0 million and $533.0 million during the nine months ended September 30, 1998 and 1997, respectively. This activity included $1,102.4 million and $554.9 million in investment agreements issued (net of draws paid) in the nine months ended September 30, 1998 and 1997, respectively. The total cash provided by operating and financing activities was $1,688.8 million and $791.9 million for the nine months ended September 30, 1998 and 1997, respectively. From these totals, $1,688.5 million and $799.5 million was used in investing activities, principally purchases of investment securities, during the nine months ended September 30, 1998 and 1997, respectively.

     Material Commitments. The Company has made no commitments for material
     --------------------
capital expenditures within the next twelve months. However, management continually evaluates opportunities to expand the Company's businesses through internal development of new products as well as acquisitions.

     Year 2000.  The Company is addressing the issue of computer programs' and
     ---------
embedded computer chips' ability to distinguish between the year 1900 and the year 2000, commonly known as the Y2K problem ("Y2K"). The Company is assessing the risks to its businesses related to the functionality of its own computer systems and those of third parties. This is a high priority undertaking and crucial to the operation of the Company's businesses.

     The Company has established a Y2K Steering Committee comprised of members of senior management. The committee has full responsibility and authority to establish methodologies and budgets and to allocate necessary resources. The committee is responsible for the coordination of internal and external resources with the goal of evaluating and remediating, if necessary, critical internal and external technology systems. The Company has also contracted with an outside consultant to support its Y2K initiative.

     In connection with this initiative, the Company has embarked on a three phase process. Phase I is an inventory analysis and impact assessment. Inventory includes: (a) those information technology systems which are deemed critical to running the businesses, (b) non-information technology systems such as fire systems, elevators and the like, (c) material third parties such as electronic data interchange ("EDI") partners, (d) hardware and software vendors, and (e) business user spreadsheets. Phase II is the testing phase during which:
(a) all critical systems will be tested, (b) transactions will be run through critical systems by applying various permutations and combinations of Y2K sensitive dates, and (c) results will be reviewed independently by each business unit. In Phase III, the extent of code repair will be determined and, if necessary, remediated.

     The status of the Company's project is as follows:

  Phase I - Inventory Analysis and Impact Assessment - 100% complete.
  Phase II - Testing - approximately 30% complete; target completion March 31, 1999.
  Phase III - Code Repair - if necessary, target completion June 30, 1999.

     The Company also has potential Y2K risk from certain third parties, including software vendors and EDI Partners. In conjunction with Phase I of the Y2K plan, the Company identified

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

certain vendors and EDI partners who are critical to the business. Each was contacted regarding Y2K compliance. All declare that they are either currently compliant or are expected to be in compliance, insofar as their applications could or do affect the Company, by December 1998. Testing to be done as part of Phase II of the Company's Y2K plan will verify compliance. Contingency plans will be developed for critical applications.

          The Company anticipates that the cost of identifying, testing and remediating its critical systems will not be material. Total costs are estimated to be approximately $1.0 million, $0.6 million of which will be incurred in 1998.

     The Company's principal Y2K risks can be grouped into four categories. The first is the risk that the Company does not successfully ready its operations for the next century. The second is the risk of disruption of Company operations due to operational failures of third parties. The third is the risk of business interruption among obligors of Ambac-insured obligations such that the scheduled payment of debt service does not occur, thus triggering a claim under its insurance policy. The fourth is financial institution risk. These risks are further described below.

     Company's Internal Systems Risk. The Company, like other financial institutions, is heavily dependent upon its computer systems. Y2K problems in the Company's internal systems could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could adversely affect the Company's operations.

     Third Party Risk. Computer failure of third parties may also jeopardize Company operations, but how seriously depends on the nature and duration of such failures. Such third parties could include suppliers of telecommunications, electric power suppliers, and services provided by governmental agencies. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its suppliers. Y2K problems in third party systems could have an adverse impact on Company operations.

     Issuer Risk.   A potential exposure to the Company is the failure by any
insured issuer to make debt service payments due to an issuer's systems failure. An issuer's failure to make debt service payments due to Y2K related systems failures may result in a claim under an Ambac Assurance insurance policy. In such event, the Company would utilize its sources of liquidity to pay claims. The Company would expect full recovery of such claims when Y2K problems are resolved. The Company is assessing the Y2K status of its insured issuers during its underwriting and surveillance processes and expects to have meaningful information available by the first quarter of 1999 to assess possible Y2K liquidity requirements, if any.

     Financial Institution Risk. Financial institution risk includes trustees or paying agents on transactions insured by the Company. The Company relies on the operating systems of such trustees to identify the correct interest payment dates, calculate the correct payments and, through various payment systems, to move the funds to the bondholders. This risk is mitigated by the fact that Ambac Assurance's obligation to pay claims is related to the creditworthiness of the issuer and not the trustee. However, to minimize payment disruption and identify potential future problems, the Company will request compliance statements from certain trustees or paying agents of its insured transactions, review the appropriate publicly available disclosures and monitor the activities of the banking regulatory agencies for Y2K developments. Additionally,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

financial institution risk relates to custodians of securities held for its own account and the accounts of others. The procedures outlined above will be applied to such custodians as well.

     With respect to the Company's internal operations, management is in the process of developing alternative procedures in the event its critical systems should fail. However, preliminary findings do not give any indications that these systems will be non-compliant.

     With respect to third parties, although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among vendors, EDI partners, issuers and financial institutions. The Company will develop appropriate contingency plans when its inquiries are complete.

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

PART II - OTHER INFORMATION


     Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  THE FOLLOWING ARE ANNEXED AS EXHIBITS:

 EXHIBIT
  NUMBER                                       Description
----------      -----------------------------------------------------------------------

27.00             Financial Data Schedule.

99.04             Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of September 30, 1998 and December 31, 1997
                  and for the periods ended September 30, 1998 and 1997.

(B)    REPORTS ON FORM 8-K:

       There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                 SIGNATURES



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                    AMBAC FINANCIAL GROUP, INC.
                                    (REGISTRANT)



DATED:   NOVEMBER 13, 1998          BY: /S/ FRANK J. BIVONA
                                        -------------------
                                        Frank J. Bivona
                                        Executive Vice President and Chief
                                        Financial Officer (Principal Financial
                                        and Accounting Officer and Duly
                                        Authorized Officer)

                                 INDEX TO EXHIBITS





 EXHIBIT
  NUMBER                                      Description
----------      ----------------------------------------------------------------------

27.00             Financial Data Schedule.

99.04             Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                  Financial Statements as of September 30, 1998 and December 31, 1997
                  and for the periods ended September 30, 1998 and 1997.