Form 10-K
period 1998-12-31
AMBAC FINANCIAL GROUP INC
filed 1999-03-30
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                               Commission File Number
December 31, 1998                                                      1-10777
                          Ambac Financial Group, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                               13-3621676
    (State of incorporation)         (I.R.S. employer identification no.)

            One State Street Plaza
            New York, New York                           10004
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 1999 was $3,871,191,894 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 15, 1999, which was $55.563). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

    As of March 15, 1999, 69,976,787 shares of Common Stock, par value $0.01 per share, (net of 703,597 treasury shares) were outstanding.

                      Documents Incorporated By Reference

    Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant's Proxy Statement dated March 30, 1999 in connection with the Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated by reference into Part III hereof.

                                 TABLE OF CONTENTS

                                                                                                   Page
                                                                                                ----------
PART I
Item 1.               Business................................................................           1

Item 2.               Properties..............................................................          27

Item 3.               Legal Proceedings.......................................................          27

Item 4.               Submission of Matters to a
                      Vote of Security Holders................................................          27

PART II
Item 5.               Market for Registrant's Common
                      Equity and Related Stockholder Matters..................................          27

Item 6.               Selected Financial Data.................................................          28

Item 7.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................................          28

Item 7A.              Quantitative and Qualitative Disclosures                                          28
                      About Market Risk.......................................................

Item 8.               Financial Statements and Supplementary Data.............................          28

Item 9.               Changes in and Disagreements With Accountants on
                      Accounting and Financial Disclosure.....................................          28

PART III
Item 10.              Directors and Executive Officers
                      of the Registrant.......................................................          28

Item 11.              Executive Compensation..................................................          29

Item 12.              Security Ownership of Certain
                      Beneficial Owners and Management........................................          29

Item 13.              Certain Relationships and
                      Related Transactions....................................................          29
PART IV
Item 14.              Exhibits, Financial Statement
                      Schedules, and Reports on Form 8-K......................................          29

SIGNATURES                                                                                              35

FINANCIAL STATEMENT SCHEDULES.................................................................         S-1

                                     Part I

Item 1.  Business.

GENERAL

      Ambac Financial Group, Inc. (the "Company"), headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee insurance and financial services to clients in both the public and private sectors around the world. The Company was incorporated on April 29, 1991. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), is a leading insurer of municipal and structured finance obligations. Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, primarily to states, municipalities and their authorities.

     In December 1997, Ambac Assurance acquired Connie Lee Holdings, Inc. and its triple-A rated financial guarantee insurance subsidiary, Connie Lee Insurance Company ("Connie Lee"). Connie Lee, which guaranteed bonds primarily for college and hospital infrastructure projects, did not write any new business in 1998.

      Ambac Assurance is primarily engaged in insuring municipal and structured finance obligations and is the successor of the oldest municipal bond insurance company, which wrote the first municipal bond insurance policy in 1971. Financial guarantee insurance written by Ambac Assurance in both the primary and secondary markets guarantees payment when due of the principal of and interest on the obligation insured. In the case of a default on an insured obligation, payments under the insurance policy may not be accelerated by the policyholder without Ambac Assurance's consent. Ambac Assurance seeks to minimize the risk inherent in its insurance portfolio by maintaining a diverse portfolio, which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and obligor. As of December 31, 1998, Ambac Assurance's net insurance in force (after giving effect for reinsurance) was $317.7 billion. See "Insurance in Force" below.

      Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), Fitch IBCA, Inc., ("Fitch") and Japan Rating and Investment Information, Inc. ("Japan R&I"). These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement. See "Rating Agencies" below.

      The Company's investment agreement business ("IA Business"), conducted through its subsidiaries, Ambac Capital Management, Inc. ("ACMI") and Ambac Capital Funding, Inc. ("ACFI") provide investment agreements primarily to states, municipalities and their authorities. Investment agreements written by ACMI and ACFI are rated triple-A by virtue of Ambac Assurance's insurance policies which guarantee their payment obligations. Investment agreements are primarily used by municipal bond issuers to invest bond proceeds until the proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Investment Agreements" below.

      The Company provides interest rate swaps through its subsidiary Ambac Financial Services, L.P. ("AFSLP") to states, municipalities and their authorities, and other entities in connection with their financings. The interest rate swaps provided by AFSLP are insured by Ambac Assurance and provide a financing alternative that can reduce a municipal issuer's overall borrowing costs. See "Municipal Interest Rate Swaps" below.

      The Company provides investment advisory, cash management and fund administration services through its subsidiary, Cadre Financial Services, Inc. ("Cadre"), and broker/dealer services through its subsidiary, Cadre Securities, Inc. ("Cadre Securities"), to school districts, hospitals and health organizations, and municipalities.

      As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, and interest income from its investment portfolio, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters -- Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Company's 1998 Annual Report to Stockholders.

      In this Form 10K, we may make statements about our future results that are considered "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; and (6) other risks and uncertainties that have not been identified at this time. We undertake no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved.


BUSINESS SEGMENTS

      The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as "the Company") for the Company's two reportable segments: Financial Guarantee Insurance and Financial Management Services.

Financial Guarantee Insurance

      Financial guarantee insurance, of the type written by Ambac Assurance, guarantees to the holder of the underlying obligation, the timely payment of principal and interest by the issuer on such obligation in accordance with its original payment schedule. Accordingly, in the case of an issuer default on the insured obligation, payments under the insurance policy may not be accelerated by the policyholder without Ambac Assurance's consent.

      Financial guarantee insurance provides a form of credit enhancement that benefits both the issuer and the investor. Issuers benefit because their securities are sold with a higher credit rating than securities of the issuer sold on an uninsured basis, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, insured obligations receive greater market acceptance than uninsured obligations. Investors benefit from greater marketability and a reduction in the risk of loss associated with an issuer's default.

      The Company derives financial guarantee insurance revenues from: (i) premiums earned over the life of the obligations insured; (ii) net investment income; (iii) net realized gains and losses; and (iv) fees. Excluding transactions with affiliates, total financial guarantee insurance revenues were $408.4 million, $339.2 million and $266.3 million in 1998, 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

      Financial guarantee insurance is sold in three principal markets: the U.S. Municipal Market, the U.S. Structured Finance and Asset-backed Market, and the International Market.

      U. S. Municipal Market

      Until 1993, Ambac Assurance was almost exclusively focused on the municipal market in the United States. The municipal market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Municipal obligations are generally supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. More recently, the municipal market has expanded to include structured and asset-backed bond issues for tax liens, sports stadiums, lease pools and other municipal assets. The following table sets forth the volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the period from 1989 through 1998 in the United States.

                        U.S. Long-Term Municipal Market

                                                                                       Insured
                                                                                      Bonds as
                                                                                     Percentage
                                                                Total     Insured     of Total
                                                                Volume    Volume       Volume
($ in Billions)                                             -----------  ---------  ------------
1989........................................................    $125.0     $ 31.1          24.9%
1990........................................................     127.8       33.5          26.2
1991........................................................     172.4       51.9          30.1
1992........................................................     234.7       80.8          34.4
1993........................................................     292.2      107.8          36.9
1994........................................................     164.8       61.4          37.3
1995........................................................     160.3       68.5          42.7
1996........................................................     183.5       85.5          46.6
1997........................................................     215.1      104.8          48.7
1998........................................................     280.1      143.0          51.1

Source: Amounts, except for 1998, are based upon estimated data reported by The Bond Buyer's 1998 Yearbook. The 1998 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data-Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

       The foregoing table illustrates the changes in the total volume and insured volume of new issues of municipal bonds over the past ten years. Changes in volume of municipal bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with steady growth in the underlying market. Insured volume, as a percentage of total volume, has grown consistently over the period but is not expected to increase materially from current levels.

       Although there have been certain monetary defaults in bond issues of substantial amounts, incidents of monetary default on municipal bonds have historically been infrequent. Based upon data reported by the Association of Financial Guaranty Insurors, the percentage of insured municipal bonds experiencing monetary defaults in recent years is relatively low compared to the entire municipal market. The relatively low incidence of municipal bond defaults may be partially the result of safeguards developed over the years since the Great Depression of the 1930's, when a great number of municipal defaults occurred. Such safeguards include the imposition of issuer debt limits, greater supervision by state governments of local debt administration, and more thorough credit reviews by investment firms, rating agencies and institutional investors. While these safeguards address many of the causes of earlier defaults, they may be inadequate to prevent an increased level of defaults in the future caused by presently unforeseen economic and other factors.

      U.S. Structured Finance and Asset-backed Market

       Insurance of securities in the Structured Finance and Asset-backed Market is typically issued in connection with structured financings or securitizations in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. Such obligations include, but are not limited to: mortgage-backed securities and pools of home equity loans, credit card receivables, trade receivables or other assets. While most structured finance and asset-backed obligations are secured by or represent interest in pools of assets, monoline financial guarantors have also insured structured finance and asset-backed obligations secured by one or a few assets.

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

       Structural risks addressed by asset-backed transactions include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors, and therefore the insurer, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets (the servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose issuing entity). Related issues that often arise concern whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk is often present in these transactions. Generally, servicer risk is the risk that inefficiencies at the servicer level contribute to a decline in the collections of borrower payments in the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

       The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantee insurance is broad and disparate, comprising public issues and private placements. The increasingly varied classes of assets securitized or guaranteed, and the recent rapid development of the market, make estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. One of the most well developed sectors of this market is the U.S. public asset-backed market. The volume in this market in recent years is summarized in the following table.

                      U.S. Public Asset-Backed Securities

                                                                                         Total
($ in Billions)                                                                          Volume
                                                                                       --------
1993.................................................................................    $ 57.7
1994.................................................................................      75.5
1995.................................................................................     108.0
1996.................................................................................     151.1
1997.................................................................................     178.2
1998.................................................................................     183.6

Source:  Amounts are based upon estimated data reported by Asset Sales Report.

       Approximately 26% and 20% of the U.S. public asset-backed market was insured in 1998 and 1997, respectively.

       International Market

       Outside of the United States, sovereign and sub-sovereign, structured and asset-backed, utilities and other issuers are increasingly using financial guarantee insurance, particularly in markets throughout Western Europe. A number of important trends in international markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted the burden of funding from the government to public and private capital markets, where investors may seek the security of financial guarantee insurance. In Europe, Japan and Latin America, there is growing interest in asset-backed securitization, especially through commercial paper conduits.

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

       Ambac Assurance believes that the risk profile of the international business it insures is generally the same as in the U.S. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, exposures to foreign exchange, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, standards and procedures.

       In 1997, Ambac Assurance capitalized a new subsidiary in the United Kingdom, Ambac Assurance UK Limited ("Ambac UK"), which is authorized to conduct certain classes of general insurance business in the United Kingdom. Ambac UK is the Company's primary vehicle for directly issuing financial guarantee insurance policies in the United Kingdom and

Europe. Ambac Assurance and Ambac UK have entered into a net worth maintenance agreement and reinsurance agreements.

       In 1995, Ambac Assurance and MBIA Insurance Corporation ("MBIA") formed an unincorporated joint venture, MBIA. AMBAC International (the "Joint Venture"), to market financial guarantee insurance outside of the United States. The joint venture was formed with the goal of bringing the combined capital and human resources of the two companies together to more efficiently serve the international markets. Since the inception of the joint venture, the two companies have insured a combined total par amount of approximately $26.4 billion related to international risks under the joint venture. Under the joint venture, financial guarantee policies are issued separately by each of the companies. While retaining the right to act individually, each company has the opportunity to reinsure up to 50 percent of the non-U.S. financial guarantee business written by the other company as part of the joint venture. Customer preference, licensing and market considerations determine which company insures a transaction.

Underwriting and Surveillance

       Underwriting guidelines, policies and procedures have been developed by Ambac Assurance's management with the intent that Ambac Assurance insure only those obligations which, in the opinion of Ambac Assurance analysts, are of investment grade quality.

       Ambac Assurance's financial guarantee insurance activity outside of the U.S. market became significant in 1996. Geographically, the markets receiving Ambac Assurance's primary international focus have been the United Kingdom, Australia, France, Japan and certain parts of Latin America. In addition, Ambac has insured transactions in which the geographic risk is spread over multiple countries. The types of international obligations insured have primarily been asset-backed securities, sovereign and sub-sovereign obligations, special revenue and infrastructure obligations, collateralized bond obligations and collateralized loan obligations. Management has developed underwriting standards for international risks that are consistent with those applied to risks in the United States. In addition, management believes that the international risks insured to date are largely similar in risk type to those insured in the United States.

       The underwriting process involves review of structural, legal and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management.

       Ambac Assurance's policy is to reduce default risk associated with the obligations insured by it to the extent practicable. The decision to insure an issue is based upon the issuer's ability to repay the bonds, security features and structure, rather than upon an actuarial or statistical prediction of the likelihood that the issuer will default on the underlying debt obligation. Ambac Assurance insures only those bonds on which it expects not to incur a loss. However, Ambac Assurance's policy is to provide for loss reserves that are adequate to cover potential losses. See "Losses and Reserves" below. Underwriting criteria have been developed for each bond type, reflecting the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

       All requests for insurance are reviewed by members of Ambac Assurance's underwriting staff, which is divided into major underwriting groups. The underwriting process is designed to screen issues carefully and begins with a thorough credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst's underwriting group. At a minimum, the primary analyst's recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required and the extent of an attorney's involvement in a particular credit depends on the aggregate amount of Ambac Assurance's existing or potential exposure to the credit and, in some cases, on the structure of the credit or whether it is the first time such credit or structure is being reviewed. On large credits, where the aggregate exposure exceeds a certain pre-determined amount, the insurance decision must be approved by a credit committee comprised of senior underwriting officers and an attorney in addition to the analysts and underwriting officer mentioned above. Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance's independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

       Ambac Assurance determines premium rates on the basis of the bond type and its perception of the risk it is assuming based on the credit strength of the bond issue. Factors considered in pricing include the maturity and structure of the issue, and other credit and market factors, including, but not limited to, security features, the presence or absence of a debt service reserve fund or additional credit enhancement features and the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue. Also critical in assessing risk are factors such as the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond's maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue. Charges for new issue insurance also take into account the benefits to be obtained by the issuer, as well as the cost and the projected return to Ambac Assurance.

       Surveillance groups review the insured portfolio for concentration of risk by: (i) specific bond types; (ii) geographically; and (iii) size of issue. The groups are also responsible for portfolio surveillance. Portfolio surveillance analysts schedule and execute regular and ad hoc reviews of credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classification and review periods. Generally, the surveillance reviews are performed by analysts having the same experience and authority as those reviewing issues for initial underwriting.

       Those issues that are either in default or have developed problems that, with the passage of time, may lead to a claim or loss are tracked closely by the appropriate surveillance team. The documents underlying any problem credit are reviewed by internal or outside counsel and an analysis is prepared outlining Ambac Assurance's rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. This analysis, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Ambac Assurance also meets with issuers to reach agreement upon the nature and the scope of the problem and to discuss the issuers' operating plans.

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

       The rating agencies also monitor the credits underlying Ambac Assurance's insurance in force and, in most cases, advise Ambac Assurance of the credit rating each issue would receive if it were not insured.

       In 1998, the Company established the Portfolio Risk Management Committee, comprised of senior management and senior risk managers. The committee's principal mission is to establish policies to manage, monitor and model risk concentrations within the insured portfolio. This committee works closely with the senior credit committees of each underwriting group to assure that credit criteria are maintained, are appropriate, and are systematically and consistently applied.

Insurance Written

       Ambac Assurance provides financial guarantee insurance for obligations in the U.S. Municipal Market, U.S. Structured Finance and Asset-backed Market and the International Market. Total insured gross par for the years ended December 31, 1998, 1997 and 1996 were $61.5 billion, $45.5 billion and $35.7 billion, respectively.

       Insurance Written - U. S. Municipal Market

       Ambac Assurance insured gross par of $33.9 billion, $29.5 billion and $26.7 billion in 1998, 1997 and 1996, respectively, in the U.S. Municipal Market. In the U.S. Municipal Market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the bonds.

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

       Ambac Assurance also provides insurance on bonds outstanding in the secondary market that are typically purchased by an institution to facilitate the sale of municipal bonds in its portfolio or inventory. The insurance generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously-issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new municipal bond issues.

       The new issue U.S. Municipal Market includes insurance policies designed to satisfy debt service reserve fund requirements of municipal bond issuers. These policies insure the availability of an amount not to exceed the debt service reserve fund requirement for the issues, which in most cases is the lesser of one year's maximum principal and interest payments or approximately 10% of the original principal amount of a bond issue. Any amounts drawn under the debt service reserve fund policy must be reimbursed by the issuer within a specified time period and at a specified interest rate.

       As of December 31, 1998 and 1997, net outstanding par exposure related to U.S. municipal bond transactions was $156.9 billion and $141.4 billion, respectively.

       Insurance Written - U.S. Structured Finance and Asset-Backed Market

       Ambac Assurance insured gross par of $22.6 billion, $12.8 billion and $6.5 billion in 1998, 1997 and 1996, respectively, in the U.S Structured Finance and Asset-backed Market.

       Within this market, Ambac Assurance is active in several segments, the largest of which are the mortgage-backed and home equity and commercial asset-backed markets.

       Within the mortgage-backed and home equity market, Ambac Assurance seeks to work with higher quality, well-capitalized issuers. The issuers typically originate or purchase first lien mortgages, home equity loans or home equity lines of credit, which are in turn sold by the issuers in the form of asset-backed securities. In considering whether to insure these securities, Ambac Assurance analyzes the quality of the underlying assets (mortgage loans, home equity loans, etc.), the structure of the securitization, the experience and financial strength of the servicer of the underlying assets and the credit quality of the issuer. All of these factors, along with market conditions determine the premium rate to be charged for the insurance.

       The commercial asset-backed area includes the insurance of commercial paper asset-backed conduits ("conduits") and other asset-backed securitizations. Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by large commercial banks, whose customers sell financial assets such as trade receivables to the conduit, which in turn issues commercial paper to fund the purchase of the assets. When Ambac Assurance underwrites a new conduit for insurance, it evaluates the quality of the assets to be sold to the conduit, the process by which the sponsoring bank adds assets to the conduit, the quality of the conduit's management team and the bank sponsoring the conduit, as well as the structure of the conduit itself. All these factors, along with competitive conditions are used in determining the premium rate to be charged. In addition to providing program level enhancement covering the entire conduit structure, Ambac Assurance also may write insurance against the default of a specific security sold into a conduit.

       Premiums for U.S. structured finance and asset-backed policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1998 and 1997, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $32.9 billion and $18.6 billion, respectively.

       Insurance Written - International Market

       Ambac Assurance insured gross par of $5.0 billion, $3.1 billion and $2.5 billion in 1998, 1997 and 1996, respectively, in the International Market.

       All of Ambac Assurance's international business is written through the Joint Venture. The Joint Venture has offices in Europe (London, Paris and Madrid), Australia, Japan and New York. The Joint Venture's strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions.

       Premiums for international policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1998 and 1997, net outstanding par exposure related to international transactions was $8.5 billion and $5.6 billion, respectively.

Insurance in Force

       Ambac Assurance underwrites and prices financial guarantee insurance on the assumption that the insurance will remain in force until maturity of the insured bonds. Ambac Assurance estimates that the average life (as opposed to the stated maturity) of its insurance policies on new issue par in force at December 31, 1998 was 11 years. The 11 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each insured bond, and weighting them on the basis of the remaining par insured. No assumptions are made for any prepayment of insured bonds or for any future refundings of insured issues. Municipal bonds generally have provisions that allow the issuer to prepay all or a portion of the outstanding amount prior to maturity.

       Ambac Assurance seeks to maintain a diversified insurance portfolio designed to spread its risk based on a variety of criteria, including: (i) issue size; (ii) type of bond; (iii) geographic area; and (iv) issuer.

       As of December 31, 1998, the total net par amount of insured bonds outstanding was $198.3 billion.

       Types of Bonds

       The table below shows the distribution by bond type of Ambac Assurance's insured portfolio as of December 31, 1998.

                         Insured Portfolio by Bond Type
                            as of December 31, 1998

                                                                                                 % of Total Net
                                                                               Net Par Amount    Par Amount
Bond Type                                                                      Outstanding       Outstanding
--------------------------------------------------------------------------     ----------        -----------
($ In Millions)
U.S. Municipal Market:
  General obligation......................................................       $ 37,502             19%
  Lease and tax-backed revenue............................................         36,929             19
  Utility revenue.........................................................         27,014             14
  Health care revenue.....................................................         20,071             10
  Investor-owned utilities................................................          8,013              4
  Transportation revenue..................................................          7,831              4
  Higher education........................................................          7,720              4
  Housing revenue.........................................................          6,445              3
  Student loans...........................................................          4,528              2
  Other...................................................................            873              -
                                                                               ----------        -------
     Total Municipal......................................................        156,926             79
                                                                               ----------        -------
U.S. Structured and Asset-backed Market:
   Mortgage-backed and home equity........................................         19,478             10
   Commercial asset-backed................................................         10,015              5
   Other consumer asset-backed............................................          2,132              1
   Banks/financial institutions...........................................            671              1
   Other..................................................................            567              -
                                                                               ----------        -------
     Total U.S. Structured Finance and Asset-backed.......................         32,863             17
                                                                               ----------        -------
     Total U.S............................................................        189,789             96
                                                                               ----------        -------
International Market:
    Commercial asset-backed...............................................          3,180              2
    Banks/financial institutions..........................................          1,514              1
    Utilities.............................................................          1,073              -
    Sovereign/sub-sovereign...............................................          1,027              -
    Mortgage-backed and home equity.......................................            607              -
    Other.................................................................          1,084              1
                                                                               ----------        -------
     Total International..................................................          8,485              4
                                                                               ----------        -------
         Grand Total......................................................       $198,274            100%
                                                                               ==========        =======

     The table below shows the percentage, by bond type, of new business insured by Ambac Assurance during each of the last five years.


                     New Business Insured by Bond Type (1)


Bond Type                                    1998      1997      1996      1995      1994
----------------------------------------  --------   -------   -------   -------   ------
U.S. Municipal Market:
 General obligation.....................       10%       18%       16%       23%       29%
 Utilities (2)..........................       12        12        15        16        21
 Lease and tax-backed revenue...........       15        17        23        16        16
 Health care revenue....................        8         8         7         8         8
 Housing revenue........................        2         3         3         5         5
 Transportation revenue.................        2         2         3         5         5
 Student loans..........................        1         1         3         5         4
 Higher education.......................        2         3         3         3         4
 Other..................................        1         1         0         0         1
                                          --------   -------   -------   -------   ------
   Total Municipal......................       53        65        73        81        93
                                          --------   -------   -------   -------   ------
U.S. Structured and Asset-backed
 Market:
  Mortgage-backed and home..............
     Equity.............................       22        18        12         8         1
  Commercial asset-backed...............       14         8         4         5         0
  Other consumer asset-backed...........        1         1         0         0         0
  Banks/financial institutions..........        2         2         0         0         0
  Other.................................        0         1         3         1         1
                                          --------   -------   -------   -------   ------
   Total U.S. Structured and
    Asset-backed........................       39        30        19        14         2
                                          --------   -------   -------   -------   ------
       Total U.S.                              92        95        92        95        95
                                          --------   -------   -------   -------   ------

International Market:
  Commercial asset-backed...............        4         1         6         2         1
  Sovereign/sub-sovereign...............        0         1         0         0         0
  Mortgage-backed and home..............
     Equity.............................        0         1         0         0         0
  Utilities.............................        1         1         0         0         0
  Banks/financial institutions..........        2         0         0         0         0
  Other.................................        1         1         2         3         4
                                          --------   -------   -------   -------   ------
   Total International..................        8         5         8         5         5
                                          --------   -------   -------   -------   ------
   Grand Total..........................      100%      100%      100%      100%      100%
                                          ========   =======   =======   =======   ======

(1) Stated as a percentage of total net par amount insured during such year.
(2) Includes investor-owned utilities.

     Issue Size

       Ambac Assurance seeks a broad coverage of the market by insuring small and large issues alike. Ambac Assurance's insured exposure as of December 31, 1998, reflects the historical emphasis on issues insured with an original par amount of less than $25 million in the municipal market. However, with the entrance into the Structured Finance and Asset-backed and International Markets in recent years, Ambac Assurance's emphasis has evolved towards larger deals. The following table sets forth the distribution of Ambac Assurance's insured portfolio as of December 31, 1998, with respect to the original size of each insured issue:

                         Original Par Amount Per Issue
                            as of December 31, 1998



                                                            % of Total Number          Net Par Amount          % of Total Net Par
Original Par Amount                    Number of Issues         of Issues                Outstanding           Amount Outstanding
-------------------------------------  -----------------    -----------------      --------------------      --------------------
                                                                                      ($ In Millions)

Less than $10 million................        8,297                  66%                   $ 24,261                    12%
$10-25 million.......................        2,155                  17                      26,513                    13
$25-50 million.......................        1,049                   8                      28,736                    15
Greater than $50 million.............        1,185                   9                     118,764                    60
                                       -----------------    -----------------      --------------------      --------------------
                                            12,686                 100%                   $198,274                   100%
                                       =================    =================      ====================      ====================

       Geographic Area

       Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 1998, the eight largest U.S. states, as measured by net par amount outstanding, accounted for approximately 47% of Ambac Assurance's total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance's insured exposure as of December 31, 1998.

          Insured Portfolio by Geographic Area as of December 31, 1998



                                                                      Net Par Amount          % of Total  Net Par
Geographic Area                                                        Outstanding            Amount Outstanding
------------------------------------------------------------          ---------------        -------------------
($ In Millions)

Domestic:
  California................................................             $ 22,535                        11%
  New York..................................................               16,144                         8
  Pennsylvania..............................................               13,778                         7
  Florida...................................................               12,259                         6
  Texas.....................................................                9,038                         5
  Illinois..................................................                7,344                         4
  New Jersey................................................                6,362                         3
  Michigan..................................................                6,136                         3
  Ohio......................................................                6,127                         3
  Massachusetts.............................................                5,638                         3
  Nationally Diversified....................................               27,791                        14
  Other States..............................................               56,637                        29
                                                                      -----------                ----------
     Total Domestic.........................................              189,789                        96
                                                                      -----------                ----------
International:
  United Kingdom............................................                2,289                         1
  Australia.................................................                  779                         1
  France....................................................                  692                         -
  Japan.....................................................                  675                         -
  Italy.....................................................                  571                         -
  Internationally Diversified...............................                1,621                         1
  Other International.......................................                1,858                         1
                                                                      -----------                ----------
     Total International....................................                8,485                         4
                                                                      -----------                ----------
     Grand Total............................................             $198,274                       100%
                                                                      ===========                ==========

       Single Risk

       Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net insurance in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 1998, Ambac Assurance's net par amount outstanding for its 20 largest credits, totaling $12.7 billion, was approximately 6% of Ambac Assurance's total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance's total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies," below.

       Underlying Ratings

       The following table sets forth Ambac Assurance's insured portfolio by underlying rating prior to being insured by Ambac Assurance, as of December 31, 1998:

                   Insured Portfolio by Underlying Rating (1)
                            as of December 31, 1998


                                                                          Net Par Amount           % of Total Net Par
Rating                                                                      Outstanding            Amount Outstanding
------------------------------------------------------------          ---------------------     ---------------------
($ In millions)

AAA.........................................................                   $    225                         1%
AA..........................................................                     19,730                        10
A...........................................................                    119,050                        60
BBB.........................................................                     57,760                        29
BIG (2).....................................................                      1,509                         1
                                                                             ----------                 ---------
                                                                               $198,274                       100%
                                                                             ==========                 =========

(1)  Ratings represent Ambac Assurance internal ratings.
(2) Represents those bonds which have been categorized as "below investment grade" by Ambac Assurance.


Losses and Reserves

       Ambac Assurance's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential unidentified losses inherent to the portfolio, as well as losses that may arise from insured obligations which are currently or imminently in monetary default. The active credit reserve ("ACR") represents an estimate of unidentified losses from our insured obligations. As of December 31, 1998, Ambac Assurance's ACR was $78.2 million. When a monetary default occurs or is imminent with respect to a particular insured obligation, a reserve ("case basis reserve") is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults, Ambac Assurance makes its assessment based on the full term of the insured obligation. All or part of the case basis reserve is allocated from any ACR available. Ambac Assurance's net case basis reserves totaled $33.9 million at December 31, 1998.

       The most recent three-year history of Ambac Assurance's loss reserves, and losses and loss adjustment expenses incurred and paid, is described in the table below:

                Reserve for Losses and Loss Adjustment Expenses

                                                                              Years Ended December 31,
                                                                 -----------------------------------------------
                                                                     1998              1997               1996
                                                                 ----------       ------------       -----------
($ In Thousands)
Reserve for losses and loss adjustment expenses at
    January 1,..............................................       $103,345           $ 60,613           $66,637
Less: reinsurance recoverables..............................          4,219                393               641
                                                                 ----------        -----------       -----------
Net reserve for losses and loss adjustment expenses
    at January 1,...........................................         99,126             60,220            65,996
Losses and loss adjustment expenses incurred................          6,000              2,854             3,778
Losses and loss adjustment expenses paid (net of
 salvage received)..........................................          7,030             (2,474)           (9,554)

Net balance for Connie Lee, at acquisition..................              -             38,526                 -
                                                                 ----------        -----------       -----------
Net reserve for losses and loss adjustment expenses
    at December 31,.........................................        112,156             99,126            60,220
Plus: reinsurance recoverables..............................          3,638              4,219               393
                                                                 ----------        -----------       -----------
Reserve for losses and loss adjustment expenses at
 December 31,...............................................       $115,794           $103,345           $60,613
                                                                 ==========        ===========       ===========


       Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See Note 2 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

Competition

       The financial guarantee insurance business is highly competitive. Ambac Assurance's principal competitors in the market for financial guarantee insurance in the U.S. are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA") and MBIA. In addition, banks, multiline insurers and reinsurers, and lower rated financial guarantee insurance companies represent additional participants in the broader market. According to Ambac Assurance estimates based on industry sources, Ambac Assurance, FGIC, FSA and MBIA, in the aggregate, insured almost all of the new issue municipal bonds insured during 1998, with Ambac Assurance insuring approximately 21% of such bonds, FGIC insuring approximately 21%, FSA insuring approximately 23%, and MBIA insuring approximately 35%. The principal competitive factors are: (i) premium rates;
(ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of an insurer; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on equal footing with each of its principal competitors.

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

       In order to enter the financial guarantee market, certain requirements must be met. Most restrictive of which is that a significant minimum amount of capital is required of a financial guarantee insurer in order to obtain financial strength ratings by the rating agencies. In addition, under the New York law, a monoline financial guarantee insurance company must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders' surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Reinsurance

       State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Such companies can use reinsurance to diversify risk, increase underwriting capacity, reduce additional capital needs, stabilize shareholder returns and strengthen financial ratios. See "Insurance Regulatory Matters," below.

       Historically, Ambac Assurance had employed treaty insurance programs that provided quota share and surplus share reinsurance. Under such programs, Ambac Assurance ceded a percentage of certain insured policies along with a surplus layer of reinsurance in excess of quota share.

       Ambac Assurance has also entered into facultative reinsurance agreements with certain of the same reinsurers that are party to the agreements described above, that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Under these agreements, portions of Ambac Assurance's interests and liabilities are ceded on an issue-by-issue basis. A ceding commission is withheld to defray Ambac Assurance's underwriting expenses. In addition, Ambac Assurance and MBIA, in conjunction with the Joint Venture, have entered into facultative reinsurance agreements whereupon each company may reinsure the other on risks insured in conjunction with the joint venture.

       Effective January 1, 1997, Ambac Assurance discontinued ceding new business under the quota share and surplus share reinsurance programs as described above, and only uses facultative reinsurance agreements to reduce its risks and manage its insurance portfolio.

       As of December 31, 1998, Ambac Assurance had retained approximately 86% of its gross insurance in force of $367.8 billion and had ceded approximately 14% to its treaty and facultative reinsurers. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

       As a primary insurer, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance's current primary reinsurers are AXA Re Finance, Capital Reinsurance Company, Enhance Reinsurance Company, and MBIA.

Rating Agencies

       Moody's, S&P, Fitch and Japan R&I periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantee insurance. These rating agencies' reviews focus on the insurer's underwriting policies and procedures and the quality of the obligations insured. The rating agencies frequently perform assessments of the credits insured by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance's triple-A ratings. A rating by Moody's, S&P, Fitch or Japan R&I, however, is not a "market rating" or a recommendation to buy, hold or sell any security. Ambac Assurance's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

       General Law

       Ambac Assurance is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and Guam, as well as in the United Kingdom through its wholly-owned subsidiary, Ambac UK. It is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business, and the United Kingdom. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction, but generally require insurance companies to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition, and require prior approval of certain changes in control of domestic insurance companies and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between insurance companies and their direct and indirect parents and affiliates, and generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed, and is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") (the last such examination having been conducted in 1997 for the period ended December 31, 1996) and other state insurance regulatory authorities. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

       The Company believes that Ambac Assurance is in material compliance with all applicable insurance laws and regulations.

       Insurance Holding Company Laws

       Under the Wisconsin insurance holding company laws, any acquisition of control of the Company and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this 10% test, the Company believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of the Company would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws. As of December 31, 1998, no person held 10% or more of the outstanding common stock of the Company.

       The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between Ambac Assurance and companies affiliated with Ambac Assurance.

       Wisconsin Dividend Restrictions

       Pursuant to the Wisconsin Insurance Laws, Ambac Assurance may declare dividends, subject to any restriction in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to the shareholder (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of:
(a) 10% of policyholders' surplus as of the preceding December 31; or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

       During 1998, Ambac Assurance paid to the Company cash dividends on its common stock totaling $48.0 million. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

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

       Financial Guarantee Insurance Regulation in Other States

       The Wisconsin insurance laws and regulations governing municipal bond insurers are similar to those in New York. Under the Wisconsin regulations, Ambac Assurance must establish a contingency reserve in an amount equal to 50% of net statutory earned premium on municipal bond insurance policies. This reserve must be maintained for 20 years. However, the regulations provide that compliance with contingency reserve provisions under statutes in other jurisdictions that result in greater contributions than under the Wisconsin regulations is deemed to constitute compliance with the Wisconsin regulations. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance's policyholders' surplus. In addition, Ambac Assurance's cumulative net liability, defined as one-third of one percent of the insured unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve.

       California has financial guarantee insurance laws similar in structure to those of New York. None of the risk limits established in California's legislation with respect to business transacted by Ambac Assurance are more stringent in any material respect than the corresponding provisions in the New York financial guarantee insurance statute. California law requires a financial guarantee insurer to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989, and, with respect to policies written on and after July 1,

1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals a percentage of principal outstanding, varying from 0.80% to 3.00%, depending upon the type of obligation guaranteed. This reserve must be maintained for the periods specified above, except that withdrawals by the insurer may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the insurer's outstanding insured obligations. Ambac Assurance's reported contingency reserve is equal to the greater of the required reserve as calculated under New York and California law.

       In addition to the laws and regulations of New York, Wisconsin and California, Ambac Assurance is subject to laws and regulations of other states concerning the transaction of financial guarantee insurance, none of which is more stringent in any material respect than the New York financial guarantee insurance statute.


Financial Management Services

       The Company's Financial Management Services Division provides investment agreements, interest rate swaps, and investment advisory and fund administration services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

       Financial management services revenues are derived from: (i) net investment income; (ii) net swap trading revenues; (iii) fund management and advisory revenues; and (iv) net realized gains and losses. Excluding transactions with affiliates, total revenues were $32.4 million, $34.6 million and $22.4 million in 1998, 1997 and 1996, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 17 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

       The principal competitive factors among providers of investment agreements are: (i) contract rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed investment contract; (iii) the financial strength of the financial guarantee provider; and
(iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that the IA Business competes favorably with respect to each of these factors.

       The principal competitive factors among providers of interest rate swap contracts are: (i) pricing of contracts; (ii) the financial strength of the financial guarantee provider; (iii) the ability to structure a complete financial package; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. The Company believes that AFSLP competes favorably with respect to each of these competitive factors.

       The principal competitive factors among providers of investment advisory and fund administration services are: (i) pricing of services; (ii) investment returns; (iii) the ability to provide services tailored to customers needs; and
(iv) the quality of service provided to customers. The Company believes that Cadre and Cadre Securities compete favorably with respect to each of these competitive factors.

       Investment Agreements

       The principal purpose of the IA Business is providing investment agreements, including investment repurchase agreements, primarily to states, municipalities and their authorities. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance's insurance policy, which guarantees its payment obligations.

          The IA Business manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate) and credit risk. The IA Business is managed with the goal of matching the effective duration of the invested assets, including hedges, to the effective duration of the investment agreement liabilities. The IA Business maintains expected cash flow matching of invested assets (including hedges) to funded liabilities in order to minimize market and liquidity risk.

       A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the municipal investment agreements that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a minimum average portfolio credit quality of Aa/AA. Based upon management's projections, the IA Business maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

       The following table sets forth the net payments due under the IA Business' settled investment agreements in each of the next five years ending December 31, and the period thereafter, based on expected call dates:

                    Obligations Under Investment Agreements

($ In Thousands)                                                                                        Principal Amount (1)
--------------------------------------------------------------------------------------------------------------------------------

1999...............................................................................................         $2,308,820
2000...............................................................................................          1,237,441
2001...............................................................................................            554,655
2002...............................................................................................            190,338
2003...............................................................................................             29,481
All later years....................................................................................            888,955
                                                                                                           -----------
                                                                                                            $5,209,690
                                                                                                           ===========

(1) As of December 31, 1998, the interest rates on these agreements ranged from 4.00% to 8.14%.

       The IA Business uses derivative contracts in the normal course of business for hedging purposes as part of its overall interest rate risk management. Several of its derivative contracts have been entered into with its affiliate, AFSLP. Derivative contracts used by the IA Business include financial instruments with off-balance sheet risk such as interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.

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

       Municipal Interest Rate Swaps

       AFSLP provides interest rate swaps primarily to states, municipalities and their authorities, and other entities in connection with their financings. In addition, AFSLP also provides interest rate swaps to the IA Business, an affiliate. AFSLP is subject to "basis risk," (the relationship between changes in tax-exempt and taxable interest rates). If actual or projected tax-exempt interest rates change in relation to taxable rates, AFSLP will experience an unrealized mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. The interest rate swaps provided by AFSLP are insured by Ambac Assurance through policies that guarantee the obligations of AFSLP and its counterparties.

          AFSLP is a limited partnership. Ambac Assurance, the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of AFSLP. Ambac Financial Services Holdings, Inc. ("AFS Holdings"), a wholly-owned subsidiary of the Company, the sole general partner, owns a general partnership interest representing 10% of the total partnership interest in AFSLP.

       Interest rate swaps are agreements to exchange with a counterparty, a stream of periodic payments calculated by reference to agreed upon interest rates, indices and notional amounts.

       In the ordinary course of business, AFSLP manages a variety of risks - principally (i) credit; (ii) market; (iii) liquidity; (iv) operational; and (v) legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

       Investment Advisory and Cash Management

       In December 1996, the Company acquired certain assets and assumed certain liabilities of Cadre. Cadre is registered as an investment adviser with the Securities and Exchange Commission and with certain states that currently require such registration. As a registered adviser, Cadre is subject to regulation in certain aspects of its business, particularly with respect to investment advisory services provided to investment companies and clients.

       In June 1997, the Company acquired certain assets and assumed certain liabilities of Cadre Securities. Cadre Securities principal business is the distribution of money market funds to the education, healthcare and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. Cadre Securities is registered as a broker-dealer with the Securities and Exchange Commission and with certain states that require such registration, and it is a member of the National Association of Securities

Dealers, Inc. As a registered broker-dealer, Cadre Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital ("net capital ratio") shall not exceed 15 to 1. At December 31, 1998, Cadre Securities had net capital of $672,530, which was $572,530 in excess of its required net capital of $100,000. The net capital ratio was 0.83 to 1.

       Cadre provides investment advisory and administrative services to money market funds which are primarily offered to qualified participants, including school districts, healthcare service providers and municipalities. At December 31, 1998, Cadre and Cadre Securities provided services to approximately 3,000 clients with approximately $6.8 billion in assets.

       Fees from the money market funds for which Cadre and Cadre Securities performs services are based on percentages of the average daily net assets of such funds. Fees for brokering short-term fixed income securities trades on behalf of clients are based on a mark-up in the price of the securities. These fees are recorded upon execution of the trades since, at that time, substantially all of Cadre and Cadre Securities obligations have been fulfilled.

Investments and Investment Policy

       As of December 31, 1998, the consolidated investments of the Company had an aggregate fair value of $8.7 billion and an aggregate amortized cost of $8.4 billion. These investments are managed internally by officers of the Company and its subsidiaries, who are experienced investment managers. In the normal course of business, the Company uses derivative contracts for hedging purposes as part of its overall interest rate risk management. These derivative contracts include interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. All investments, including derivative contracts, are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors, including guidelines relating to credit quality, risk concentration and holding period. These guidelines are periodically reviewed and revised as appropriate.

       Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of accumulated other comprehensive income in stockholders' equity, net of tax.

       As of December 31, 1998, Ambac Assurance's investment portfolio had an aggregate fair value of $3.4 billion and an aggregate amortized cost of $3.2 billion. The investment policy established by the Board of Directors of Ambac Assurance for its investments is designed to achieve diversification of the portfolio and generally to preclude investments in obligations insured by Ambac Assurance. Ambac Assurance's current investment policy only permits investment in investment grade fixed-income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance's desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance's Board of Directors approves each specific investment transaction of Ambac Assurance. See "Insurance Regulatory Matters - General Law," above.

       As of December 31, 1998, the IA Business' investment portfolio had an aggregate fair value of $5.1 billion and an aggregate amortized cost of $5.0 billion. The investment policy established by the Board of Directors of the IA Business for its investments is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see "Investment Agreements," above.

       The following tables set forth certain information concerning the investments of the Company:

                           Investments by Rating (1)
                            as of December 31, 1998

                                                                                                                  % of Investment
                                                 Rating                                                              Portfolio
--------------------------------------------------------------------------------------------------------     ----------------------

AAA (2).................................................................................................                71%
AA......................................................................................................                14
A.......................................................................................................                14
BBB.....................................................................................................                 1
Not Rated...............................................................................................                 -
                                                                                                                  ---------
                                                                                                                       100%
                                                                                                                  =========

(1) Ratings represent S&P classifications.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 34% of the total investment portfolio.




                             Summary of Investments
                               As of December 31,

                              ------------------------------------------------------------------------------------------------------
                                                1998                                1997                                1996
                              ------------------------------------------------------------------------------------------------------
                                                     Weighted                            Weighted                         Weighted
                                  Carrying Value  Average Yield     Carrying Value    Average Yield  Carrying Value    Average Yield
Investment Category                                  (1) (2)                             (1) (2)                          (1) (2)
------------------------------------------------------------------------------------------------------------------------------------
($ In Thousands)
Long-term investments:
 Taxable bonds................        $6,082,903      6.61%           $4,545,177         6.75%          $3,116,373          6.69%
 Tax-exempt bonds.............         2,539,379      6.13             2,228,667         6.20            1,971,658          6.21
                                    ------------                    ------------                      ------------
   Total long-term investments
                                       8,622,282      6.47             6,773,844         6.55            5,088,031          6.52
Short-term investments (3)....           119,528      5.69               136,278         5.43              112,511          5.24
                                    ------------                    ------------                      ------------
   Total investments..........        $8,741,810      6.45%           $6,910,122         6.52%          $5,200,542          6.46%
                                    ============                    ============                      ============

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $263.6 million, $186.7 million and $154.5 million in 1998, 1997 and 1996, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) Includes taxable and tax-exempt investments.

                          Investments by Security Type
                               As of December 31,

                              ------------------------------------------------------------------------------------------------------

                                                1998                              1997                             1996
                              ------------------------------------------------------------------------------------------------------
                                                       Weighted                        Weighted                           Weighted
                                  Carrying Value    Average Yield  Carrying Value   Average Yield   Carrying Value    Average Yield
Investment Category                                    (1) (2)                          (1) (2)                           (1) (2)
-------------------------------  -------------      -------------  --------------   -------------   --------------    --------------
($ In Thousands)

Municipal obligations (4).....    $2,801,324          6.19%        $2,298,996              6.20%        $1,982,911          6.21%
Corporate securities..........     1,435,427          7.33          1,093,587              7.61            963,890          7.56
U.S. government obligations...
                                     122,896          5.80            139,598              6.25            102,430          6.09
Mortgage- and asset-backed
 securities (includes U.S.
 Government Agency
 obligations) (3).............     4,262,635          6.36          3,222,756              6.46          2,035,115          6.35



Other.........................             -             -             18,907              3.72              3,685          3.50
                                ------------                     ------------                         ------------
   Total long-term investments
                                   8,622,282          6.47          6,773,844              6.55          5,088,031          6.52
Short-term investments (4)....       119,528          5.69            136,278              5.43            112,511          5.24
                                ------------                     ------------                         ------------
   Total investments..........    $8,741,810          6.45%        $6,910,122              6.52%        $5,200,542          6.46%
                                ============                     ============                         ============

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $263.6 million, $186.7 million and $154.5 million in 1998, 1997 and 1996, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.


                    Distribution of Investments by Maturity
                            as of December 31, 1998


                                                                                 Amortized      Estimated
Maturity                                                                         Cost           Fair Value
----------------------------------------------------------------------------     ----------     ----------
($ In Thousands)
Due in one year or less (1).................................................     $  250,741     $  252,235
Due after one year through five years.......................................        222,466        232,054
Due after five years through ten years......................................        399,846        423,355
Due after ten years.........................................................      3,328,886      3,571,531
                                                                                 ----------     ----------
                                                                                  4,201,939      4,479,175
Mortgage- and asset-backed securities (2)...................................      4,224,636      4,262,635
                                                                                 ----------     ----------
Total investments...........................................................     $8,426,575     $8,741,810
                                                                                 ==========     ==========

(1) Includes long-term investments in the amount of $132.6 million maturing within one year.
(2) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.

       For further discussion, see Note 3 of Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Stockholders.

Employees

       As of December 31, 1998, the Company and its subsidiaries had 388 employees. None of the employees is covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

Item 2.  Properties.

      The principal executive offices of the Company are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

      Ambac Assurance maintains its principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 121,000 square feet of office space, under an agreement that expires on September 30, 2019. Ambac UK maintains offices in London, England.

      Cadre maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. The office building is owned by the Company. It consists of approximately 15,000 square feet of office space and storage.


Item 3.  Legal Proceedings.

      There are no material lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its majority-owned subsidiaries is a party.

Item 4.  Submission of Matters to a Vote of Security-Holders.

      There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                 Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      Information relating to the principal market on which the Company's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on page 50 of the Company's 1998 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 22, 1999, there were 88 stockholders of record of the Company's Common Stock, which is listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

      Selected financial data for the Company and its subsidiaries for each of the last five fiscal years is set forth under the caption "Financial Highlights" on page 4 of the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 32 to 48 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 23 through 30 of the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 32 to 48 of such Annual Report. Management's Discussion and Analysis of Financial Condition and Results of Operations includes the Company's status of Year 2000 matters.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 28 and 29 of the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 32 to 48 of such Annual Report.

Item 8.  Financial Statements and Supplementary Data.

      The 1998 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 31 through 48 of the Company's 1998 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

      Information relating to the Company's directors and executive officers is set forth on pages 7, 11, 12, 27 and 28 of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

      Information relating to compensation of the Company's directors and executive officers is set forth on pages 9 to 11 and on pages 13 to 21 of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      Information relating to security ownership of certain beneficial owners and management is set forth on pages 5 to 7 of the Company's 1999 Proxy Statement and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

           None.

                                 Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of this report:

     1.   Financial Statements
          --------------------

         The following consolidated financial statements included in the 1998 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                                    Page Number
                                                                                  In Annual Report
                                                                               --------------------

             Independent Auditors' Report..................................              31

             Consolidated Balance Sheets as of December 31,
             1998 and 1997.................................................              32

             Consolidated Statements of Operations for each of
             the years ended December 31, 1998, 1997 and 1996..............              33

             Consolidated Statements of Stockholders' Equity for each of
             the years ended December 31, 1998, 1997 and 1996                            34


             Consolidated Statements of Cash Flows for each of
             the years ended December 31, 1998, 1997 and 1996..............              35

             Notes to Consolidated Financial Statements....................           36-48

     2.   Financial Statement Schedules
          -----------------------------

         The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

                Independent Auditors' Report                                               (Page S-1)
             Schedule I             --  Summary of Investments Other Than                  (Page S-2)
                                        Investments in Related Parties
             Schedule II            --  Condensed Financial Information of                 (Pages S-3
                                        Registrant (Parent Company Only)                    to S-7)

             Schedule IV            --  Reinsurance                                        (Page S-8)

     3.   Exhibits
          --------

The following items are annexed as exhibits:

        Exhibit Number                  Description
        -------------                   -----------
            3.01          Conformed Amended and Restated Certificate of Incorporation of the Company
                          filed with the Secretary of State of the State of Delaware on July 11, 1997.
                          (Filed as Exhibit 4.05 to the Company's Quarterly Report for the quarter ended
                          September 30, 1997 and incorporated herein by reference.)

            3.02          Conformed Copy of the Certificate of Amendment to the Amended and Restated
                          Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the
                          Company's Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

            3.03          By-laws of the Company, as amended through January 28, 1998. (Filed as Exhibit
                          3.02 to the Company's Annual Report on Form 10-K for the year ended December
                          31, 1997 and incorporated herein by reference.)

            4.01          Definitive Engraved Stock Certificate representing shares of Common Stock.
                          (Filed as Exhibit 4.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

            4.02          Indenture, dated as of August 1, 1991, between the Company and The Chase
                          Manhattan Bank (National Association), Trustee.  (Filed as Exhibit 4.01 to the
                          Company's Registration Statement on Form S-3 (Reg. No. 33-59290) and
                          incorporated herein by reference.)

            4.03          Indenture dated as of April 1, 1998, between the Company and First Union
                          National Bank, Trustee. (Filed as Exhibit 5.2 to the Company's Current Report
                          on Form 8-K dated April 1, 1998 and incorporated herein by reference.)

            4.04          Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group,
                          Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February
                          27, 1996 and incorporated herein by reference.)

            4.05          Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the
                          Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

            4.06          Form of 7.50% Debenture due May 1, 2023.

            4.07          Form of 7.08% Debenture due March 31, 2098. (Filed as Exhibit 5.3 to the
                          Company's Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference.)

           10.01*         Second Amended and Restated Employment Agreement dated as of December 2, 1997, between the Company and Phillip B. Lassiter. (Filed as Exhibit 10.01 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.02*         Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of
                          December 2, 1997 (Filed as Exhibit 10.02 to the Company's Annual Report on Form
                          10-K for the year ended December 31, 1996 and incorporated herein by reference.)

          10.03*          Ambac Financial Group, Inc. 1997 Equity Plan, amended as of October 28, 1997.
                          (Filed as Exhibit 10.03 to the Company's Annual Report on Form 10-K for the
                          year ended December 31, 1997 and incorporated herein by reference.)

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

-------------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ---------

          10.07*          Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors
                          and Eligible Senior Officers, effective as of December 1, 1993 and amended and restated as of October 27, 1998.

          10.08*          Form of Amended and Restated Management Retention Agreement dated as of
                          December 2, 1997. (Filed as Exhibit 10.08 to the Company's Annual Report on
                          Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          10.09*          The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995).  (Filed as Exhibit 10.16 to the Company's Quarterly
                          Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.10*          Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings
                          Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          10.11*          Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated
                          as of January 1, 1994) (As amended through October 25, 1995).  (Filed as
                          Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.12*          Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension
                          Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to the Company's
                          Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.13*         Supplemental Pension Agreement between the Company and Philip B. Lassiter dated
                          April 30, 1997. (Filed as Exhibit 10.24 in the Company's Quarterly Report Form
                          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

           10.14*         Supplemental Pension Agreement between the Company and David L. Boyle dated
                          April 30, 1997. (Filed as Exhibit 10.25 in the Company's Quarterly Report Form
                          10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

           10.15*         Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as
                          of January 1, 1995) (As amended through October 25, 1995).  (Filed as Exhibit
                          10.18 to the Company's Quarterly Report on Form 10-Q for the period ended
                          September 30, 1995, and incorporated herein by reference.)

-------------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ---------

           10.16*         Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan
                          effective as of April 30, 1997. (Filed as Exhibit 10.18 to the Company's Annual
                          Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.17          Lease Agreement, dated as of January 1, 1992 between South Ferry Building
                          Company and Ambac Assurance Corporation.  (Filed as Exhibit 10.36 to the
                          Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                          1992 and incorporated herein by reference.)

           10.18          Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building
                          Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.19          Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank,
                          N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc.,
                          Ambac Assurance Corporation, American Municipal Bond Holding Company and Health
                          Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to the Company's
                          Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

           10.20          Conformed copy of U.S. $150,000,000 Credit Agreement, dated as of August 3,
                          1998 (the "BNS Credit Agreement") among the Company and Ambac Assurance
                          Corporation as the Borrowers, Certain Commercial Lending Institutions as the
                          Lenders, Citibank, N.A., as the Documentation Agent, First National Bank of
                          Chicago, as the Co-Agent,and The Bank of Nova Scotia, acting through its New
                          York Agency, as the Arranger and the Administrative Agent.  (Filed as Exhibit
                          10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June
                          30, 1998 and incorporated herein by reference.)


           10.21          $555,000,000 Amended and Restated Credit Agreement, dated December 2, 1998 between Ambac Assurance Corporation and various banks and Deutsche Bank AG (New
                          York Branch), as Agent.

           10.22          Joint Venture Agreement Ambac Assurance Corporation and MBIA Insurance Company
                          dated as of September 11, 1995.

           12.01          Statement re computation of ratios.

           13.01          Annual Report to Stockholders for the fiscal year ended December 31, 1998.
                          (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)


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

           24.04          Power of Attorney from Renso L. Caporali.

           24.05          Power of Attorney from Richard Dulude.

           24.06          Power of Attorney from W. Grant Gregory.

           24.07          Power of Attorney from C. Roderick O'Neil.

           27.00          Financial Data Schedule.

           99.01          Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements
                          (with independent auditors' report thereon) as of December 31, 1998 and 1997.

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 1998.
                              --------
On March 24, 1999, the Company filed a current report on Form 8-K containing consolidated financial statements (with independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1998 and 1997.

                              SIGNATURES
                              ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMBAC FINANCIAL GROUP, INC.
                                     (Registrant)

Dated: March 30, 1999                By:      /s/ Frank J. Bivona
                                        ------------------------------------
                                     Name:    Frank J. Bivona
                                     Title:   Executive Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                  Title                           Date
---------                                                  -----                           ----

Phillip B. Lassiter*                        Chairman, President                   March 30, 1999
------------------------------------------  and Chief Executive Officer
Phillip B. Lassiter                         and Director (Principal Executive
                                            Officer)

 /s/ Frank J. Bivona                        Executive Vice President, and         March 30, 1999
------------------------------------------  Chief Financial Officer (Principal
Frank J. Bivona                             Financial and Accounting Officer)

Michael A. Callen*                          Director                              March 30, 1999
------------------------------------------
Michael A. Callen

Renso L. Caporali*                          Director                              March 30, 1999
------------------------------------------
Renso L. Caporali

Richard Dulude*                             Director                              March 30, 1999
------------------------------------------
Richard Dulude

W. Grant Gregory*                           Director                              March 30, 1999
------------------------------------------
W. Grant Gregory

C. Roderick O'Neil*                         Director                              March 30, 1999
------------------------------------------
C. Roderick O'Neil

---------------------
* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                   By:    /s/ Frank J. Bivona
                                        ------------------------------
                                        Frank J. Bivona
                                        Attorney-in-fact

             INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


The Board of Directors
Ambac Financial Group, Inc.:


The audits referred to in our report dated January 27, 1999, included the related financial statement schedules as of December 31, 1998 and 1997 and for each of the years in the three-year period ended December 31, 1998, included in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (No. 333-43695) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and 333-52449) on Form
S-8 of Ambac Financial Group, Inc.



New York, New York
March 30, 1999

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   Other Than Investments in Related Parties
                               December 31, 1998
                         (Dollar Amounts in Thousands)


                                                                                                                  Amount at which
                                                                   Amortized               Estimated              shown in the
Type of Investment                                                   Cost                 Fair Value               balance sheet
------------------------------------------------------------     ------------            -----------              ---------------
U.S. Government obligations.................................       $  114,385             $  122,896                $  122,896
Municipal obligations.......................................        2,632,276              2,801,324                 2,801,324
Mortgage- and asset-backed securities (includes U.S.
 Government Agency obligations).............................        4,224,636              4,262,635                 4,262,635

Corporate obligations.......................................        1,335,749              1,435,427                 1,435,427
Other.......................................................          119,528                119,528                   119,528
                                                                 ------------           ------------               -----------
     Total investments......................................       $8,426,574             $8,741,810                $8,741,810
                                                                 ============           ============               ===========

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                            Condensed Balance Sheets
                           December 31, 1998 and 1997
              (Dollar Amounts in Thousands Except Per Share Data)



                                                                                   1998                           1997
                                                                               -----------                    -------------
                                ASSETS
Assets:
 Cash.......................................................................     $      116                     $        8
 Investments in subsidiaries................................................      2,275,995                      2,002,653
 Fixed income securities, at fair value
  (amortized cost of $205,456 in 1998 and $65,772 in 1997)..................        209,182                         70,380
 Short-term investments, at cost (approximates fair value)..................         24,144                         13,592
 Other investments..........................................................          1,522                             --
 Current income taxes receivable............................................             --                          4,576
 Deferred income taxes receivable...........................................         12,984                          2,207
 Other assets...............................................................         23,586                          9,876

                                                                                 ----------                     ----------

  Total assets..............................................................     $2,547,529                     $2,103,292
                                                                                 ==========                     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Debentures.................................................................        423,929                        223,864
 Current income taxes payable...............................................          1,029                             --
 Accrued interest payable...................................................          6,797                          6,797
 Accounts payable and other liabilities.....................................         19,684                            149
                                                                                 ----------                     ----------

  Total liabilities.........................................................        451,439                        230,810
                                                                                 ----------                     ----------

Stockholders' equity:

Preferred stock, par value $0.01 per share; authorized shares - 4,000,000;
 issued and outstanding shares - none.......................................             --                             --
Common Stock, par value $0.01 per share; authorized shares - 200,000,000 at
 December 31, 1998 and 100,000,000 at December 31, 1997; issued shares -
 70,680,384 at December 31, 1998 and December 31, 1997......................            707                            707
Additional paid-in capital..................................................        519,305                        500,107
Accumulated other comprehensive income......................................        159,313                        135,223
Retained earnings...........................................................      1,449,832                      1,262,740
Common Stock held in treasury at cost, 738,381 shares at December 31, 1998
 and 732,947 at December 31, 1997                                                   (33,067)                       (26,295)
                                                                                 ----------                     ----------

  Total stockholders' equity................................................      2,096,090                      1,872,482
                                                                                 ----------                     ----------

  Total liabilities and stockholders' equity................................     $2,547,529                     $2,103,292
                                                                                 ==========                     ==========

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                       Condensed Statements of Operations
                         Three Years Ended December 31,
                         (Dollar Amounts in Thousands)



                                                                  1998          1997         1996
                                                                --------      --------      --------
                                                                              C>            C>
Revenues:

  Dividend income...........................................    $ 48,000      $ 44,000      $ 44,000
  Extraordinary dividend (1)................................          --            --       115,865
  Interest and other income.................................      14,336         7,047         7,589
  Net realized gains........................................       2,507           748        66,633
                                                                --------      --------      --------

   Total revenues...........................................      64,843        51,795       234,087
                                                                --------      --------      --------

Expenses:

  Interest expense..........................................      29,722        19,053        18,852
  Operating expenses........................................       6,815         2,826         3,477
                                                                --------      --------      --------


   Total expenses...........................................      36,537        21,879        22,329
                                                                --------      --------      --------

Income before income taxes and equity in undistributed
 net income of subsidiaries.................................      28,306        29,916       211,758

Federal income tax (benefit) expense........................      (6,274)       (5,433)       18,203
                                                                --------      --------      --------

Income before equity in undistributed net income of
 subsidiaries...............................................      34,580        35,349       193,555

Equity in undistributed net income of subsidiaries..........     219,414       187,681        82,762
                                                                --------      --------      --------

Net income..................................................     253,994       223,030       276,317
                                                                ========      ========      ========


(1) Represents fair value of 2,378,672 shares of HCIA common stock received from Ambac Assurance in the form of an extraordinary dividend on April 30, 1996.

                           AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                  Condensed Statements of Stockholders' Equity
                         Three Years Ended December 31,
                         (Dollar Amounts in Thousands)

                                                 1998                      1997                      1996
                                      ----------------------------------------------------------------------------
Retained Earnings:

  Balance at January 1                  $1,262,740                $1,072,418                $  819,479
  Net income                               253,994    $253,994       223,030    $223,030       276,317    $276,317
                                                     ---------                 ---------                 ---------
  Dividends declared -                     (26,571)                  (24,165)                  (21,500)
    common stock
  Exercise of stock options                (40,331)                   (8,543)                   (1,878)
                                        ----------                ----------                ----------
  Balance at December 31                $1,449,832                $1,262,740                $1,072,418
                                        ----------                ----------                ----------

Accumulated Other
 Comprehensive Income:

  Balance at January 1                  $  135,223                $   58,911                $  102,470
  Unrealized gains (losses) on
     securities, ($36,476,
     $121,347, and ($71,667),
     pre-tax, in 1998, 1997
     and 1996, respectively) (1)                        23,889                    76,155                   (43,559)
  Foreign currency gain                                    201                       157                        --
                                                     ---------                 ---------                 ---------
  Other comprehensive income                24,090      24,090        76,312      76,312       (43,559)    (43,559)
                                        ----------    --------    ----------    --------    -----------   --------
  Total comprehensive income                          $278,084                  $299,342                  $232,758
                                                      ========                  ========                  ========
  Balance at December 31                $  159,313                $  135,223                $   58,911
                                        ----------                ----------                ----------

Preferred Stock:

  Balance at January 1 and
    December 31                         $                         $                         $
                                               --                        --                        --
                                        ----------                ----------                ----------

Common Stock:

  Balance at January 1                  $      707                $      353                $      353
  Stock split effected as dividend              --                       354                        --
                                        ----------                ----------                ----------
  Balance at December 31                $      707                $      707                $      353
                                        ----------                ----------                ----------

Additional Paid-in Capital:

  Balance at January 1                  $  500,107                $  498,401                $  492,495
  Issuance of stock                             --                    (3,506)                    3,624
  Exercise of stock options                 19,198                     5,566                     2,282
  Stock split effected as dividend              --                      (354)                       --
                                        ----------                ----------                ----------
  Balance at December 31                $  519,305                $  500,107                $  498,401
                                        ----------                ----------                ----------

Common Stock Held in
    Treasury at Cost:

  Balance at January 1                  $  (26,295)               $  (15,067)               $  (10,809)
  Cost of shares acquired                  (52,738)                  (40,397)                  (31,751)
  Shares issued under equity plans          45,966                    29,169                    17,211
  Issued to acquire subsidiary                  --                        --                    10,282
                                        ----------                ----------                ----------
  Balance at December 31                $  (33,067)               $  (26,295)               $  (15,067)
                                        ----------                ----------                ----------

Total Stockholders' Equity at
    December 31                         $2,096,090                $1,872,482                $1,615,016
                                        ==========                ==========                ==========

(1) Disclosure of reclassification amount:                                                   1998     1997      1996
                                                                                          ----------------------------
Unrealized holding gains (losses) arising during period                                     $34,526  $88,744  $(56,195)
Less: reclassification adjustment for net gains (losses) included in net income              10,637   12,589   (12,636)
                                                                                            --------------------------
Net unrealized gains (losses) on securities                                                 $23,889  $76,155  $(43,559)
                                                                                            ==========================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      Condensed Statements of Cash Flows
                        Three Years Ended December 31,
                         (Dollar Amounts in Thousands)



                                                                    1998           1997          1996
                                                                 -----------     --------     ---------

Cash flows from operating activities:
  Net income................................................      $ 253,994      $ 223,030     $ 276,317
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  Equity in undistributed net income of
   Subsidiaries.............................................       (219,414)      (187,681)      (82,762)
  Extraordinary dividend(1).................................             --             --      (115,865)
  (Gain) loss on sale of investments........................         (2,507)          (748)      (66,633)
  (Decrease) increase in current income
    taxes payable...........................................          5,605         (1,510)      (10,443)
       Increase in other assets.............................        (13,710)        (4,770)       (1,355)
  Other, net................................................        (16,843)       (15,945)       (6,965)
                                                                 ----------      ---------    ----------
  Net cash provided by (used in)  operating
   activities                                                         7,125         12,376        (7,706)
                                                                 ----------      ---------    ----------

Cash flows from investing activities:
  Proceeds from sales of bonds..............................         69,097         39,728        17,396
  Purchases of bonds........................................       (206,430)            --      (121,734)
  Proceeds from sale of affiliate...........................             --             --       202,609
  Change in short-term investments..........................        (10,552)         2,130        (4,585)
  Other, net                                                         (1,489)            --        13,842
                                                                 ----------      ---------    ----------

   Net cash (used in) provided by investing activities......
                                                                   (149,374)        41,858       107,528
                                                                 ----------      ---------    ----------

Cash flows from financing activities:
  Dividends paid............................................        (26,571)       (24,165)      (21,500)
  Proceeds from issuance of debentures......................        193,700             --            --
  Purchases of treasury stock...............................        (52,738)       (40,397)      (31,751)
  Proceeds from sale of treasury stock......................         45,966         29,169        17,211
  Contribution to subsidiaries..............................        (18,000)       (18,842)      (63,801)
                                                                 ----------      ---------    ----------

   Net cash provided by (used in) financing activities......
                                                                    142,357        (54,235)      (99,841)
                                                                 ----------      ---------    ----------

Net cash flow...............................................            108             (1)          (19)
  Cash at January 1.........................................              8              9            28
                                                                 ----------      ---------    ----------

  Cash at December 31.......................................      $     116      $       8     $       9
                                                                 ==========      =========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Income taxes.............................................      $  60,000      $  12,861     $  90,197
                                                                 ==========      =========     =========

   Interest expense.........................................      $  30,072      $  19,687     $  19,687
                                                                 ==========      =========     =========

(1) Represents fair value of 2,378,672 shares of HCIA common stock received from Ambac Assurance in the form of an extraordinary dividend on April 30, 1996.

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                    Note to Condensed Financial Information



       The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 1998, 1997 and 1996, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                (Dollar Amounts in Thousands Except Percentages)



                                                                         Assumed
                                                            Ceded to      from                           Percentage of
                                              Gross          Other        Other                          Amount Assumed
       Insurance Premiums Written             Amount        Companies   Companies      Net Amount            to Net
----------------------------------------      ------        ---------   --------       ----------       --------------
Year ended December 31, 1996............     $240,544       $37,793      $ 6,664       $209,415          3.18  %
Year ended December 31, 1997............     $277,814       $32,452      $ 8,349       $253,711          3.29  %
Year ended December 31, 1998............     $333,652       $49,563      $27,359       $311,448          8.78  %

                               INDEX TO EXHIBITS

        Exhibit Number    Description
        ----------------  -----------
             4.06         Form of 7.50% Debenture due May 1, 2023.

            10.07         Ambac Financial Group, Inc. Deferred Compensation Plan for Outside
                          Directors and Eligible Senior Officers, effective as of December 1,
                          1993 and amended and restated as of October 27, 1998.

            10.21         $555,000,000 Amended and Restated Credit Agreement, dated December
                          2, 1998 between Ambac Assurance Corporation and various banks and
                          Deutsche Bank AG (New York Branch), as Agent.

            10.22         Joint Venture Agreement between Ambac Assurance Corporation and MBIA
                          Insurance Company.

            12.01         Statement re computation of ratios.

            13.01         Annual Report to Stockholders for the fiscal year ended December 31,
                          1998. (Furnished for the information of the Securities and Exchange
                          Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

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

            24.04         Power of Attorney from Renso L. Caporali.

            24.05         Power of Attorney from Richard Dulude.

            24.06         Power of Attorney from W. Grant Gregory.

            24.07         Power of Attorney from C. Roderick O'Neil.

            27.00         Financial Data Schedule.

            99.01         Ambac Assurance Corporation and Subsidiaries Consolidated Financial
                          Statements (with independent auditors' report thereon) as of
                          December 31, 1998 and 1997.