Form 10-Q
period 1999-03-31
AMBAC FINANCIAL GROUP INC
filed 1999-05-12
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 1999

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


        As of March 31, 1999, 69,823,747 shares of Common Stock, par value $0.01 per share, (net of 856,637 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                     INDEX
                                     -----


                                                                                                       PAGE
                                                                                                       ----
Item 1.  Consolidated Financial Statements
          Consolidated Balance Sheets - March 31, 1999
          and December 31, 1998.................................................................          3

          Consolidated Statements of Operations - three months ended
          March 31, 1999 and 1998...............................................................          4

          Consolidated Statements of Stockholders' Equity - three months
          ended March 31, 1999 and 1998.........................................................          5

          Consolidated Statements of Cash Flows - three months
          ended March 31, 1999 and 1998.........................................................          6

          Notes to Consolidated Financial Statements............................................          7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................................................         10

Item 3.   Quantitative and Qualitative Disclosures About
           Market Risk...........................................................................         20

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................         21

SIGNATURES.......................................................................................         22

INDEX TO EXHIBITS................................................................................         23


PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     March 31, 1999 and December 31, 1998
                            (Dollars in Thousands)

                                                                                March 31, 1999            December 31, 1998
                                                                                --------------          -------------------
                                                                                  (unaudited)
Assets
------
Investments:
       Fixed income securities, at fair value
              (amortized cost of $8,628,483 in 1999
                and $8,307,046 in 1998)                                                  $8,805,489               $8,622,282
       Short-term investments, at cost (approximates fair value)                            142,052                  119,528
       Other                                                                                  6,596                    6,567
                                                                            ------------------------     --------------------
              Total investments                                                           8,954,137                8,748,377

Cash                                                                                          8,860                    8,239
Securities purchased under agreements to resell                                             181,357                  252,295
Receivable for investment agreements                                                         79,920                   73,142
Receivable for securities sold                                                               73,072                   16,233
Investment income due and accrued                                                           103,607                  125,929
Reinsurance recoverable                                                                       3,668                    3,638
Prepaid reinsurance                                                                         196,388                  199,920
Deferred acquisition costs                                                                  125,327                  120,619
Loans                                                                                       693,144                  673,930
Receivable from brokers and dealers                                                         750,000                  750,000
Other assets                                                                                172,415                  239,989
                                                                            ------------------------     --------------------
              Total assets                                                              $11,341,895              $11,212,311
                                                                            ========================     ====================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
       Unearned premiums                                                                 $1,315,320               $1,294,214
       Losses and loss adjustment expenses                                                  118,190                  115,794
       Ceded reinsurance balances payable                                                     4,004                    6,576
       Obligations under investment and payment agreements                                4,825,056                4,774,953
       Obligations under investment repurchase agreements                                 1,284,067                1,181,810
       Deferred income taxes                                                                114,141                  145,782
       Current income taxes                                                                  26,712                    6,949
       Debentures                                                                           423,946                  423,929
       Accrued interest payable                                                              70,546                   89,615
       Accounts payable and other liabilities                                               169,103                  262,423
       Payable to brokers and dealers                                                       750,000                  750,000
       Payable for securities purchased                                                     144,672                   64,176
                                                                            ------------------------     --------------------
              Total liabilities                                                           9,245,757                9,116,221
                                                                            ------------------------     --------------------

Stockholders' equity:
       Preferred stock                                                                            -                        -
       Common stock                                                                             707                      707
       Additional paid-in capital                                                           519,633                  519,305
       Accumulated other comprehensive income                                               100,395                  159,313
       Retained earnings                                                                  1,515,336                1,449,832
       Common stock held in treasury at cost                                                (39,933)                 (33,067)
                                                                            ------------------------     --------------------
              Total stockholders' equity                                                  2,096,138                2,096,090
                                                                            ------------------------     --------------------
              Total liabilities and stockholders' equity                                $11,341,895              $11,212,311
                                                                            ========================     ====================



        See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended March 31, 1999 and 1998
                   (Dollars in Thousands Except Share Data)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                -------------------------------------
                                                                                     1999                 1998
                                                                                -------------------------------------
Revenues:
  Financial Guarantee Insurance:
     Gross premiums written                                                             $90,154              $77,487
     Ceded premiums written                                                              (5,086)             (26,087)
                                                                                ----------------     ----------------
       Net premiums written                                                              85,068               51,400

     (Increase) decrease in unearned premiums                                           (24,771)               1,784
                                                                                ----------------     ----------------
       Net premiums earned                                                               60,297               53,184

     Net investment income                                                               49,484               45,040
     Net realized gains                                                                      89                1,175
     Other income                                                                         1,507                1,965
  Financial Management Services:
     Revenue                                                                             12,712               12,754
     Net realized losses                                                                   (313)                (898)
  Other:
     Revenue                                                                              3,820                1,356
     Net realized gains                                                                     775                  607
                                                                                ----------------     ----------------
       Total revenues                                                                   128,371              115,183
                                                                                ----------------     ----------------

Expenses:
  Financial Guarantee Insurance:
     Losses and loss adjustment expenses                                                  2,500                1,577
     Underwriting and operating expenses                                                 11,917               12,018
  Financial Management Services                                                           6,977                7,443
  Interest                                                                                9,083                5,612
  Other                                                                                   1,943                2,336
                                                                                ----------------     ----------------
       Total expenses                                                                    32,420               28,986
                                                                                ----------------     ---------------
Income before income taxes                                                               95,951               86,197
Provision for income taxes                                                               22,757               20,539
                                                                                ----------------     ----------------
       Net income                                                                       $73,194              $65,658
                                                                                ================     ================

       Net income per share                                                               $1.05                $0.94
                                                                                ================     ================

       Net income per diluted share                                                       $1.03                $0.92
                                                                                ================     ================
Weighted average number of
  shares outstanding                                                                 69,919,175           70,039,795
                                                                                ================     ================
Weighted average number of diluted
  shares outstanding                                                                 71,335,606           71,632,026
                                                                                ================     ================


    See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
              For The Three Months Ended March 31, 1999 and 1998
                            (Dollars in Thousands)


                                                                           1999                                    1998
                                                            --------------------------------        --------------------------------
Retained Earnings:
       Balance at January 1                                      $1,449,832                              $1,262,740
       Net income                                                    73,194         $73,194                  65,658         $65,658
                                                                            ----------------                        ----------------
       Dividends declared - common stock                             (6,997)                                 (6,300)
       Exercise of stock options                                       (693)                                (15,918)
                                                            ----------------                        ----------------
       Balance at March 31                                       $1,515,336                              $1,306,180
                                                            ----------------                        ----------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                        $159,313                                $135,223
       Unrealized losses on securities, (($93,341),
         and ($10,300), pre-tax in 1999
          and 1998, respectively)(1)                                                (58,311)                                 (5,996)
       Foreign currency gain (loss)                                                    (607)                                    344
                                                                            ----------------                        ----------------
       Other comprehensive income                                   (58,918)        (58,918)                 (5,652)         (5,652)
                                                            --------------------------------        --------------------------------
       Comprehensive income                                                         $14,276                                 $60,006
                                                                            ================                        ================
       Balance at March 31                                         $100,395                                $129,571
                                                            ----------------                        ----------------

Preferred Stock:
       Balance at January 1 and March 31                                 $-                                      $-
                                                            ----------------                        ----------------

Common Stock:
       Balance at January 1 and March 31                               $707                                    $707
                                                            ----------------                        ----------------

Additional Paid-in Capital:
       Balance at January 1                                        $519,305                                $500,107
       Exercise of stock options                                        328                                   3,690
                                                            ----------------                        ----------------
       Balance at March 31                                         $519,633                                $503,797
                                                            ----------------                        ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                        ($33,067)                               ($26,295)
       Cost of shares acquired                                       (9,126)                                 (9,274)
       Shares issued under equity plans                               2,260                                   9,518
                                                            ----------------                        ----------------
       Balance at March 31                                         ($39,933)                               ($26,051)
                                                            ----------------                        ----------------


Total Stockholders' Equity at March 31                           $2,096,138                              $1,914,204
                                                            ================                        ================

(1) Disclosure of reclassification amount:
Unrealized holding losses arising during period                    ($57,953)                                ($4,814)
Less: reclassification adjustment for net gains
    included in net income                                              358                                   1,182
                                                            ----------------                        ----------------
Net unrealized losses on securities                                ($58,311)                                ($5,996)
                                                            ================                        ================


See accompanying Notes to Consolidated Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 For The Periods Ended March 31, 1999 and 1998
                            (Dollars in Thousands)

                                                                                                      Three Months Ended
                                                                                                          March 31,
                                                                                            ---------------------------------------

                                                                                                 1999                   1998
                                                                                            ----------------       ----------------
Cash flows from operating activities:
     Net income                                                                                     $73,194                $65,658
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                                      671                    377
     Amortization of bond premium and discount                                                       (1,695)                (1,005)
     Current income taxes                                                                            19,763                  5,720
     Deferred income taxes                                                                            3,389                  2,443
     Deferred acquisition costs                                                                      (4,708)                (1,041)
     Unearned premiums, net                                                                          24,638                 (1,727)
     Losses and loss adjustment expenses                                                              2,366                  2,617
     Ceded reinsurance balances payable                                                              (2,572)                 5,094
     Investment income due and accrued                                                               22,322                 (1,935)
     Accrued interest payable                                                                       (19,069)                 5,395
     Gain on sales of investments                                                                      (551)                  (884)
     Interest rate swaps, at market                                                                 (20,603)                   366
     Other, net                                                                                      (6,962)                (7,489)
                                                                                            ----------------       ----------------
            Net cash provided by operating activities                                                90,183                 73,589
                                                                                            ----------------       ----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                                   768,940                187,234
     Proceeds from matured bonds                                                                    343,545                351,223
     Purchases of bonds                                                                          (1,371,224)            (1,070,748)
     Change in short-term investments                                                               (22,524)                (8,985)
     Securities purchased under agreements to resell                                                 70,938               (142,266)
     Loans                                                                                          (19,214)                  (531)
     Other, net                                                                                       8,257                 (1,837)
                                                                                            ----------------       ----------------
            Net cash used in investing activities                                                  (221,282)              (685,910)
                                                                                            ----------------       ----------------

Cash flows from financing activities:
     Dividends paid                                                                                  (6,997)                (6,300)
     Proceeds from issuance of investment agreements                                                518,595              1,043,675
     Payments for investment agreement draws                                                       (392,226)              (424,515)
     Payment agreements                                                                              19,214                    531
     Proceeds from sale of treasury stock                                                             2,260                  9,518
     Purchases of treasury stock                                                                     (9,126)                (9,274)
                                                                                            ----------------       ----------------
            Net cash provided by financing activities                                               131,720                613,635
                                                                                            ----------------       ----------------

Net cash flow                                                                                           621                  1,314
Cash at January 1                                                                                     8,239                  9,256
                                                                                            ----------------       ----------------
     Cash at March 31                                                                                $8,860                $10,570
                                                                                            ================       ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                                                 $0                 $8,700
                                                                                            ================       ================
            Interest expense on debt                                                                $11,196                 $7,761
                                                                                            ================       ================
            Interest expense on investment agreements                                               $72,880                $52,029
                                                                                            ================       ================

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements

(1)    Basis of Presentation

       Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee insurance and financial services to clients in both the public and private sectors around the world. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc. Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps and investment advisory and cash management services, primarily to states, municipalities and their authorities.

        The Company's consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission on March 30, 1999.

       The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

       Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

(2)    Segment Information

       The Company has two reportable segments, as follows: (1) Financial Guarantee Insurance, which provides insurance of municipal and structured finance obligations; and (2) Financial Management Services, which provides investment agreements, interest rate swaps, and investment advisory and cash management services. During the fourth quarter of 1998, the Company discontinued its operations relating to electronic commerce applications for the municipal marketplace.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

       Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those financial management services subsidiaries. Intersegment revenues include the premiums earned under those agreements. Such premiums are accounted for as if they were premiums to third parties, that is, at current market prices.

       Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Revenue from unaffiliated customers of $4,595 and $1,963 consists primarily of interest income and realized gains or losses from investment securities for the periods ended March 31, 1999 and 1998, respectively.

       The following table is a summary of the financial information by reportable segment as of and for the periods ended March 31, 1999 and 1998:

                                        Financial        Financial
($ in Thousands)                        Guarantee       Management         Corporate       Intersegment
                                        Insurance        Services          and Other        Eliminations        Consolidated
                                     -------------    --------------     -------------     --------------     -----------------
1999:
    Revenues:
        Unaffiliated customers.......   $  111,377        $   12,399          $  4,595          $       -           $   128,371
        Intersegment.................          772              (900)           13,200            (13,072)                    -
                                     -------------    --------------------------------     --------------     -----------------
    Total revenues...................   $  112,149        $   11,499          $ 17,795           ($13,072)          $   128,371
                                     -------------    --------------------------------     --------------     -----------------
    Income before income taxes:
        Unaffiliated customers.......   $   96,960        $    5,422           ($6,431)         $       -           $    95,951
        Intersegment.................          772              (910)           13,200            (13,062)                    -
                                     -------------    --------------     -------------     --------------     -----------------
    Total income before income taxes.   $   97,732        $    4,512          $  6,769           ($13,062)          $    95,951
                                     -------------    --------------     -------------     --------------     -----------------
    Identifiable assets                 $3,954,945        $7,147,298          $239,652          $       -           $11,341,895
                                     -------------    --------------     -------------     --------------     -----------------

1998:
    Revenues:
        Unaffiliated customers.......   $  101,364        $   11,856          $  1,963          $       -           $   115,183
        Intersegment.................          719               586            12,093            (13,398)                    -
                                     -------------    --------------     -------------     --------------     -----------------
    Total revenues...................   $  102,083        $   12,442          $ 14,056           ($13,398)          $   115,183
                                     -------------    --------------     -------------     --------------     -----------------
    Income before income taxes:
        Unaffiliated customers.......   $   87,769        $    4,413           ($5,985)         $       -           $    86,197
        Intersegment.................          719              (953)           12,093            (11,859)                    -
                                     -------------    --------------     -------------     --------------     -----------------
    Total income before income taxes.   $   88,488        $    3,460          $  6,108           ($11,859)          $    86,197
                                     -------------    --------------     -------------     --------------     -----------------
    Identifiable assets                 $3,482,821        $5,535,468          $ 94,926          $       -           $ 9,113,215
                                     -------------    --------------     -------------     --------------     -----------------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk.

                                                                Gross Premiums                 Net  Premiums
                                                                    Written                        Earned
                                                           -----------------------        ----------------------
1999:

    United States..........................................                $78,919                       $55,091
    United Kingdom.........................................                  5,667                           661
    Australia..............................................                    381                           421
    France.................................................                    227                           248
    Japan..................................................                    995                           977
    Italy..................................................                      -                           232
    Internationally diversified (1)........................                  1,160                           914
    Other international....................................                  2,805                         1,753
                                                           -----------------------        ----------------------
        Total                                                              $90,154                       $60,297
                                                           -----------------------        ----------------------
1998:

    United States..........................................                $61,834                       $50,301
    United Kingdom.........................................                  9,356                           364
    Australia..............................................                  4,189                            68
    France.................................................                    236                           474
    Japan..................................................                    989                           495
    Italy..................................................                      -                           249
    Internationally diversified (1)........................                    791                           653
    Other international....................................                     92                           580
                                                           -----------------------        ----------------------
        Total                                                              $77,487                       $53,184
                                                           -----------------------        ----------------------

(1) Internationally diversified represents insured policies with multiple locations of risk.

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three month periods ended March 31, 1999 and 1998, and its financial condition as of March 31, 1999 and December 31, 1998. These results include the Company's two reportable segments: Financial Guarantee Insurance and Financial Management Services.

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


Results of Operations
Three Months Ended March 31, 1999 Versus
Three Months Ended March 31, 1998

     Consolidated Net Income

     The Company's net income for the three months ended March 31, 1999 was $73.2 million or $1.03 per diluted share. This represents an 11% increase from the three months ended March 31, 1998 net income of $65.7 million, and a 12% increase in net income per diluted share from $0.92 for the prior period. This increase in net income was largely attributable to higher Financial Guarantee Insurance revenues.

     Financial Guarantee Insurance

     Gross Par Written.  Ambac Assurance insured $19.2 billion in par value
     -----------------
bonds during the three months ended March 31, 1999, an increase of 32% from $14.6 billion in the three months ended March 31, 1998. Par value written for the first quarter of 1999 was comprised of $8.8 billion from domestic municipal bond obligations, $9.6 billion from domestic structured finance obligations and $0.8 billion from international obligations, compared to $9.1 billion, $4.5 billion and $1.0 billion, respectively, in the first quarter of 1998. The first quarter of 1999 insured domestic municipal obligations were affected by an 18% decline in total issuance partially offset by an increase in Ambac market share. The first quarter 1999 increase in insured domestic structured finance obligations was principally in the mortgage-backed and asset-backed sectors.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Management believes, based on growth experienced in the last few years, that in the foreseeable future, domestic structured finance and international markets may grow more rapidly than the domestic municipal market and may see large quarterly variances, primarily due to the developmental nature of these markets.

     Ambac serves clients in international markets through its wholly-owned subsidiary Ambac Assurance UK Limited and through its participation in a joint venture with MBIA Insurance Corporation, MBIA.AMBAC International.

     Gross Premiums Written. Gross premiums written for the three months ended
     ----------------------
March 31, 1999 were $90.2 million, an increase of 16% from $77.5 million in the three months ended March 31, 1998. Pricing during the first quarter of 1999 has improved over the first quarter of 1998 in many municipal sectors. The following table sets forth the amounts of gross premiums written and the related gross par written by type:

                                                                                     Three Months Ended March 31,
                                                                 -------------------------------------------------------------------
(Dollars in Millions)                                                          1999                                1998
                                                                 -------------------------------    --------------------------------
                                                                     Gross             Gross              Gross             Gross
                                                                    Premiums            Par             Premiums             Par
                                                                    Written           Written            Written           Written
                                                                 -------------    --------------    ---------------    -------------
Domestic:
Municipal finance:
  Up-front:
   New issue ...............................................            $  60.4          $ 7,684            $  49.5          $ 8,310
   Secondary market ........................................                1.3              141                2.9              252
                                                                        -------          -------            -------          -------
    Sub-total up-front .....................................               61.7            7,825               52.4            8,562
  Installment: .............................................                3.7              970                2.7              488
                                                                        -------          -------            -------          -------
      Total municipal finance ..............................               65.4            8,795               55.1            9,050
                                                                        -------          -------            -------          -------
Structured finance:
   Up-front ................................................                0.2               39                0.1              108
   Installment .............................................               13.4            9,539                6.7            4,363
                                                                        -------          -------            -------          -------
        Total structured finance ...........................               13.6            9,578                6.8            4,471
                                                                        -------          -------            -------          -------
          Total domestic ...................................               79.0           18,373               61.9           13,521
                                                                        -------          -------            -------          -------
International:
         Up-front ..........................................                7.1              115               13.5              312
         Installment .......................................                4.1              680                2.1              741
                                                                        -------          -------            -------          -------
          Total international ..............................               11.2              795               15.6            1,053
                                                                        -------          -------            -------          -------
           Total ...........................................            $  90.2          $19,168            $  77.5          $14,574
                                                                        =======          =======            =======          =======
Total up-front .............................................            $  69.0          $ 7,979            $  66.0          $ 8,982
Total installment ..........................................               21.2           11,189               11.5            5,592
                                                                        -------          -------            -------          -------
         Total .............................................            $  90.2          $19,168            $  77.5          $14,574
                                                                        =======          =======            =======          =======

     Ceded Premiums Written. Ceded premiums written for the first quarter of
     ----------------------
1999 were $5.1 million, compared to $26.1 million in the first quarter of 1998. The decrease in ceded premiums written is primarily due to two factors: (i) the first quarter of 1998 ceded premiums written included the one-time cede of $11.3 million of the portfolio purchased through the acquisition of Connie Lee Insurance Company ("Connie Lee") and; (ii) a decrease of ceded premiums written on international policies due to decreased volume. Ceded premiums written, excluding the one-time cede of the Connie Lee portfolio in 1998, were 6% and 19% of gross premiums written for the three months ended March 31, 1999 and 1998, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Net Premiums Written.  Net premiums written for the three months ended
     --------------------
March 31, 1999 were $85.1 million, an increase of 66% from the $51.4 million in the three months ended March 31, 1998. This increase reflects higher gross premiums written, as well as the substantial decrease in premiums ceded to reinsurers in the three months ended March 31, 1999 compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three months ended
     -------------------
March 31, 1999 were $60.3 million, an increase of 13% from $53.2 million in the three months ended March 31, 1998. The increase was primarily the result of increased premiums earned from the underlying book of business, referred to as normal net premiums earned. Normal net premiums earned increased 35% from $36.9 million in the first quarter of 1998 to $49.8 million in the first quarter of 1999.

     Net premiums earned include accelerated premiums that result from refundings, calls, and other accelerations of previously insured obligations (collectively referred to as "refundings"). When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three months ended March 31, 1999 included $10.5 million (which had a net income per diluted share effect of $0.08) from refundings. Net premiums earned in the three months ended March 31, 1998 included $16.3 million (which had a net income per diluted share effect of $0.13) from refundings.

     Net Investment Income. Net investment income for the three months ended
     ---------------------
March 31, 1999 was $49.5 million, an increase of 10% from $45.0 million in the three months ended March 31, 1998. The increase was primarily attributable to the growth of the investment portfolio from ongoing operations. Ambac Assurance's investments in tax-exempt securities amounted to 75% of the total market value of its portfolio as of March 31, 1999, versus 73% at March 31, 1998. The average pre-tax yield-to-maturity on the investment portfolio was 6.08% and 6.41% as of March 31, 1999 and 1998, respectively.

     Net Realized Gains. Net realized gains were $0.1 million for the three
     ------------------
months ended March 31, 1999, compared to $1.2 million in net realized gains for the comparative prior period in 1998.

     Other Income.  Other income was $1.5 million for the three months ended
     ------------
March 31, 1999, compared to $2.0 million for the three months ended March 31, 1998. This decrease was primarily due to a decrease in commitment and structuring fees received.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three months ended March 31, 1999 were $2.5 million, versus $1.6 million in the three months ended March 31, 1998. The increase is due to increased business written. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the insured portfolio. Salvage recognized for the three-month periods ended March 31, 1999 and 1998, amounted to $0 and $1.7 million, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the first quarter of 1999 were $11.9 million, compared to $12.0 million in the first quarter of 1998. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 1999, gross underwriting and operating expenses were $17.7 million, an increase of 14% from $15.5 million in the three months ended March 31, 1998. This increase reflects the overall increased business activity during the period. Underwriting and operating expenses deferred were $10.6 million and $8.2 million for the three months ended March 31, 1999 and 1998, respectively. The amortization of previously deferred expenses and reinsurance commissions was $4.8 million and $4.7 million for the three months ended March 31, 1999 and 1998, respectively.

     Financial Management Services

     Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Revenues, net of realized gains and losses, for the three months ended March 31, 1999 were $12.7 million, compared to $12.8 million for the three months ended March 31, 1998. Higher investment agreement revenue ($5.4 million in the first quarter of 1999, up 15% from $4.7 million in the first quarter of 1998), were offset by lower interest rate swap revenue ($4.5 million in the first quarter of 1999, down 17% from $5.4 million in the first quarter of 1998). Expenses for the first quarter of 1999 were $7.0 million, down from $7.4 million in the first quarter of 1998. This decrease was primarily due to the fourth quarter, 1998 closing of Ambac Connect, Inc., a former electronic commerce subsidiary, partially offset by higher expenses in the investment agreement business.

     Corporate Items

     Interest Expense. Interest expense for the three months ended March 31,
     ----------------
1999 was $9.1 million, compared to $5.6 million for the three months ended March 31, 1998. The increase is due to the Company's issuance of $200 million of debentures on April 1, 1998.

     Income Taxes. Income taxes for the three months ended March 31, 1999 were
     ------------
at an effective rate of 23.7%, versus 23.8% in the three months ended March 31, 1998.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Core Earnings. Core earnings for the three months ended March 31, 1999 were
     -------------
$66.9 million, an increase of 20% from $55.8 million for the three months ended March 31, 1998. The increase in core earnings was primarily the result of higher normal net premiums earned from the growth in the insurance book of business and higher net investment income from insurance operations. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and certain non-recurring items.

     Operating Earnings. Operating earnings for the first quarter of 1999 were
     ------------------
$72.8 million, an increase of 12% from $65.1 million in the first quarter of 1998. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 1999 and 1998:

(Dollars in Millions)                                 1999                  1998
                                               ----------------      ----------------

Net Income.....................................           $73.2                 $65.7
Net realized gains, after tax..................            (0.4)                 (0.6)
Non-recurring item, after tax..................               -                     -
                                               ----------------      ----------------

   Operating earnings..........................            72.8                  65.1
Premiums earned from refundings, after tax.....            (5.9)                 (9.3)
                                               ----------------      ----------------

   Core earnings...............................           $66.9                 $55.8
                                               ================      ================

     The weighted average number of diluted shares outstanding during the first quarter of 1999 and 1998 was 71.3 million and 71.6 million, respectively.

     Adjusted Gross Premiums Written. The Company defines adjusted gross
     -------------------------------
premiums written as up-front premiums written plus the present value of estimated future installment premiums written in the period. While a majority of premiums are collected up-front at policy issuance, a growing portion of premiums is collected on an installment basis. Adjusted gross premiums written were $130.4 million in the first quarter of 1999, up 53% from $85.3 million in the first quarter of 1998. The increase in the first quarter of 1999 was primarily due to increased up-front premiums in the municipal finance market (increasing from $52.4 million in the first quarter of 1998 to $61.7 million in the first quarter of 1999, an 18% increase) as well as the increase in the present value of estimated future installment premiums written in the first quarter of 1999. The present value of future installment premiums written was $64.8 million in the first quarter of 1999, an increase of 158% from $25.1 million written in the first quarter of 1998. The aggregate net present value of estimated future installment premiums was $336.7 million and $308.4 million as of March 31, 1999 and December 31, 1998, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three months ended March 31, 1999 and 1998:

                                                                                      Three Months Ended March 31,
                                                                  ------------------------------------------------------------------
(Dollars in Millions)                                                    1999             %            1998               %
                                                                  ----------------   -----------  -------------     --------------
Domestic:
Municipal finance policies:
    Up-front policies:
     New issue ..................................................        $   60.4           46%        $  49.5           58%
     Secondary market ...........................................             1.3            1             2.9            3
                                                                         --------         -----        -------          ----
      Sub-total up-front ........................................            61.7           47            52.4           61
  Installment policies ..........................................             9.7            8             3.0            4
                                                                         --------         -----        -------          ----
        Total municipal finance policies ........................            71.4           55            55.4           65
                                                                         --------         -----        -------          ----
Structured finance policies:
    Up-front ....................................................             0.1            -             0.1            -
    Installment .................................................            43.2           33            14.5           17
                                                                         --------         -----        -------          ----
Total structured finance policies ...............................            43.3           33            14.6           17
                                                                         --------         -----        -------          ----
Total domestic written ..........................................           114.7           88            70.0           82
                                                                         --------         ----         -------          ----
International /(1)/:
    Up-front ....................................................             3.8            3             7.7            9
    Installment .................................................            11.9            9             7.6            9
                                                                         --------         -----        -------          ----
         Total international written ............................            15.7           12            15.3           18
                                                                         --------         -----        -------          ----
Total adjusted gross premiums written ...........................        $  130.4          100%        $  85.3          100%
                                                                         ========          ====        =======          ====
Total up-front written ..........................................        $   65.6           50%        $  60.2           71%
Total installment written .......................................            64.8           50            25.1           29
                                                                         --------          -----       -------          ----
Total adjusted gross premiums written ...........................        $  130.4          100%        $  85.3          100%
                                                                         ========          =====       =======          ====

(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $16.3 million and $7.3 million for the three months ended March 31, 1999 and 1998, respectively.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     -------------------
3% to $43.17 at March 31, 1999 compared to $41.98 at December 31, 1998. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV.

     The following table reconciles book value per share to ABV per share as of March 31, 1999 and December 31, 1998:

                                                                                 March 31,               December 31,
                                                                                    1999                     1998
                                                                           -------------------      -------------------
Book value per share..................................................                  $30.02                   $29.97
After-tax value of:
  Net unearned premium reserve........................................                   10.42                    10.17
  Deferred acquisition costs..........................................                   (1.17)                   (1.12)
  Present value of installment premiums...............................                    3.14                     2.86
  Unrealized gain on investment agreement liabilities.................                    0.76                     0.10
                                                                           -------------------      -------------------
Adjusted book value per share.........................................                  $43.17                   $41.98
                                                                           ===================      ===================

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 1999, Ambac Assurance paid dividends of $13.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock and capital investments in its subsidiaries. Based on the amount of dividends that Ambac Assurance expects to pay during 1999 and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its common stock.

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

     Financial Management Services Liquidity. The principal uses of liquidity by
     ----------------------------------------
Financial Management Services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. The Company believes that its financial management services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the duration of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs are satisfied by short-term inter-company loans from Ambac Financial Group, Inc. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. A portion of Financial Management Services assets is maintained in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Credit Facilities.  The Company and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 1999 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 1999 and 1998, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of a seven-year irrevocable limited recourse credit facility from a group of highly-rated international banks. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayment of amounts drawn under the facility is limited primarily to the amount of any recoveries of losses related to policy obligations. On May 3, 1999, total third party capital support was increased from $555 million to $575 million. The line expires in December 2005. As of March 31, 1999 and 1998, no amounts were outstanding under this facility.

     Stock Repurchase Program.  The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the three months ended March 31, 1999, the Company acquired approximately 169,000 shares for an aggregate amount of $9.1 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,417,000 shares for an aggregate amount of $151.8 million.

     Balance Sheet. As of March 31, 1999, the fair value of the Company's
     --------------
consolidated investment portfolio was $8.95 billion, an increase of 2% from $8.75 billion at December 31, 1998. This increase was primarily due to the increased volume in investment and payment agreements and cash flow from operations largely offset by declines in market values resulting from higher interest rates.

     Cash Flows. Net cash provided by operating activities was $90.2 million and
     -----------
$73.6 million during the three months ended March 31, 1999 and 1998, respectively. These cash flows were primarily provided from insurance operations.

     Net cash provided by financing activities was $131.7 million during the three months ended March 31, 1999, of which $126.4 million was from investment agreements issued (net of draws paid). For the three months ended March 31, 1998, $613.6 million was provided in financing activities, of which $619.2 million was from investment agreements issued (net of draws paid).

     Net cash used in investing activities was $221.3 million during the three months ended March 31, 1999, of which $1,300.3 million was used to purchase bonds and securities purchased under agreements to resell, partially offset by proceeds from bonds of $1,112.5 million. For the three months ended March 31, 1998, $685.9 million was used in investing activities, of which $1,213.0 million was used to purchase bonds and securities purchased under agreements to resell, partially offset by proceeds from bonds of $538.5 million.

     Material Commitments. The Company has made no commitments for material
     ---------------------
capital expenditures within the next twelve months.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

       Year 2000.  The Company has nearly completed addressing the issue of
       ----------
computer programs' and embedded computer chips' ability to distinguish between the year 1900 and the year 2000, commonly known as the Y2K problem ("Y2K"). The Company has assessed the risks to its businesses related to the functionality of its own computer systems and those of third parties. This has been a high priority undertaking and considered crucial to the operation of the Company's businesses.

       The Company has a Y2K Steering Committee comprised of members of senior management. The committee has full responsibility and authority to establish methodologies and budgets and to allocate necessary resources. The committee is responsible for the coordination of internal and external resources with the goal of evaluating and remediating, if necessary, critical internal and external technology systems. The Company has also contracted with an outside consultant to support its Y2K initiative.

       In connection with this initiative, the Company embarked on a three-phase process. Phase I was an inventory analysis and impact assessment. Inventory included: (a) those information technology systems which were deemed critical to running the businesses, (b) non-information technology systems such as fire systems, elevators and the like, (c) material third parties such as electronic data interchange ("EDI") partners, (d) hardware and software vendors, and (e) business user spreadsheets. Phase II was the testing phase during which:
(a) all critical systems were tested, (b) transactions were run through critical systems by applying various permutations and combinations of Y2K sensitive dates, and (c) results were reviewed independently by each business unit. In Phase III, the extent of code repair was determined and remediated.

       All phases of the initiative have been completed except for the testing of EDI partners' systems, which is expected to be completed by June 30, 1999.

       The total cost of identifying, testing and remediating its critical systems was approximately $1.1 million, $0.4 million of which was incurred during the first quarter of 1999.

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

       Issuer Risk. A potential exposure to the Company is the failure by any insured issuer to make debt service payments due to an issuer's systems failure. An issuer's failure to make debt service payments due to Y2K related systems failures could result in a claim under an Ambac Assurance insurance policy. In such event, the Company would utilize its sources of liquidity to pay claims. The Company would expect full recovery of such claims when Y2K problems are resolved.

       Financial Institution Risk. Financial institution risk includes trustees or paying agents on transactions insured by the Company. The Company relies on the operating systems of such trustees to identify the correct interest payment dates, calculate the correct payments and, through various payment systems, to move the funds to the bondholders. This risk is mitigated by the fact that Ambac Assurance's obligation to pay claims is related to the creditworthiness of the issuer and not the trustee. However, to minimize payment disruption and identify potential future problems, the Company requested compliance statements from certain trustees or paying agents of its insured transactions, reviewed the appropriate publicly available disclosures and monitored the activities of the banking regulatory agencies for Y2K developments. Additionally, financial institution risk relates to custodians of securities held for its own account and the accounts of others. The securities settlement and custody systems deemed critical to the conduct of the Company's operations are also being tested.

       With respect to the Company's internal operations, although findings do not give any indications that these systems will be non-compliant, management has developed contingent procedures in the event its critical systems should fail. These procedures have been approved by the Company's Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       In the ordinary course of business, the Company, through its subsidiaries, manages a variety of risks, principally market, credit, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

       Market risk represents the potential for losses that may result from changes in the market value of a financial instrument as a result of changes in market conditions. The Company has financial instruments held for purposes other than trading and for trading purposes. The principal market risk for the Company's financial instruments held for purposes other than trading is interest rate risk. An independent market risk management group is involved in setting and monitoring risk limits and the application of risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company utilizes various models and stress test scenarios to monitor and manage interest rate risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve. These models include estimates, made by management, that utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Financial instruments held for purposes other than trading which may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, and related derivative contracts (primarily interest rate swaps and financial futures) used for hedging purposes.

       The Company, through its subsidiary Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, AFSLP will experience an unrealized mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent market risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

PART II - OTHER INFORMATION

       Items 1, 2, 3, 4, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

Exhibit
Number                                         Description
------                                         -----------

27.00             Financial Data Schedule.

99.02             Ambac Assurance Corporation and Subsidiaries
                  Consolidated Unaudited Financial Statements as of March 31, 1999 and December 31, 1998 and for the periods ended March 31, 1999 and 1998.


(b)    Reports on Form 8-K:

       On March 24, 1999, the Company filed a current report on Form 8-K
                                                                --------
containing consolidated financial statements (with independent auditor's report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1998 and 1997. The filing of this Current Report on Form 8-K was previously noted in
                                               --------
the Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                               ---------
1998, which was filed on March 30, 1999.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   May 12, 1999               By: /s/ Frank J. Bivona
                                        -------------------
                                         Frank J. Bivona
                                         Executive Vice President and Chief
                                         Financial Officer  (Principal Financial
                                         and Accounting Officer and Duly
                                         Authorized Officer)

                               INDEX TO EXHIBITS




Exhibit                                       Description
Number                                        -----------
------

27.00             Financial Data Schedule.

99.02             Ambac Assurance Corporation and Subsidiaries
                  Consolidated Unaudited Financial Statements as of March 31, 1999 and December 31, 1998 and for the periods ended March 31, 1999 and 1998.