Form 10-Q
period 1999-06-30
AMBAC FINANCIAL GROUP INC
filed 1999-08-13
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

     As of June 30, 1999, 69,902,936 shares of Common Stock, par value $0.01 per share, (net of 777,448 treasury shares) of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

                Consolidated Balance Sheets - June 30, 1999
                and December 31, 1998......................................................        3

                Consolidated Statements of Operations - three months and
                six months ended June 30, 1999 and 1998....................................        4

                Consolidated Statements of Stockholders' Equity - six months
                ended June 30, 1999 and 1998...............................................        5

                Consolidated Statements of Cash Flows - six months ended
                June 30, 1999 and 1998.....................................................        6

                Notes to Consolidated Financial Statements.................................        7

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................................       10

Item 3.      Quantitative and Qualitative Disclosures About
                Market Risk................................................................       21

PART II      OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..............................................       22

SIGNATURES.................................................................................       24

INDEX TO EXHIBITS..........................................................................       25


PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                            (Dollars in Thousands)


                                                                                June 30, 1999               December 31, 1998
                                                                             --------------------        ------------------------
                                                                                   (unaudited)
Assets
------
Investments:
   Fixed income securities, at fair value
          (amortized cost of $8,784,445 in 1999 and $8,307,046 in 1998)               $8,766,846                      $8,622,282
   Short-term investments, at cost (approximates fair value)                             117,438                         119,528
   Other                                                                                   6,611                           6,567
                                                                             --------------------        ------------------------
          Total investments                                                            8,890,895                       8,748,377

Cash                                                                                       8,309                           8,239
Securities purchased under agreements to resell                                           68,986                         252,295
Receivable for investment agreements                                                     181,657                          73,142
Receivable for securities sold                                                            31,706                          16,233
Investment income due and accrued                                                        111,913                         125,929
Reinsurance recoverable                                                                    3,668                           3,638
Prepaid reinsurance                                                                      202,141                         199,920
Deferred acquisition costs                                                               130,238                         120,619
Loans                                                                                    681,600                         673,930
Receivable from brokers and dealers                                                      600,000                         750,000
Other assets                                                                             170,686                         239,989
                                                                             --------------------        ------------------------
          Total assets                                                               $11,081,799                     $11,212,311
                                                                             ====================        ========================
Liabilities and Stockholder's Equity
------------------------------------

Liabilities:
   Unearned premiums                                                                  $1,339,268                      $1,294,214
   Losses and loss adjustment expenses                                                   120,483                         115,794
   Ceded reinsurance balances payable                                                      5,878                           6,576
   Obligations under investment and payment agreements                                 4,845,625                       4,774,953
   Obligations under investment repurchase agreements                                  1,368,199                       1,181,810
   Deferred income taxes                                                                  43,240                         145,782
   Current income taxes                                                                   14,493                           6,949
   Debentures                                                                            423,962                         423,929
   Accrued interest payable                                                               79,495                          89,615
   Other liabilities                                                                     166,973                         262,423
   Payable to brokers and dealers                                                        600,000                         750,000
   Payable for securities purchased                                                       29,715                          64,176
                                                                             --------------------        ------------------------
          Total liabilities                                                            9,037,331                       9,116,221
                                                                             --------------------        ------------------------

   Preferred stock                                                                             -                               -
   Common stock                                                                              707                             707
   Additional paid-in capital                                                            520,466                         519,305
   Accumulated other comprehensive income                                                (18,437)                        159,313
   Retained earnings                                                                   1,577,902                       1,449,832
   Common stock held in treasury at cost                                                 (36,170)                        (33,067)
                                                                             --------------------        ------------------------
          Total stockholders' equity                                                   2,044,468                       2,096,090
                                                                             --------------------        ------------------------
          Total liabilities and stockholders' equity                                 $11,081,799                     $11,212,311
                                                                             ====================        ========================


See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  For the Periods Ended June 30, 1999 and 1998
                    (Dollars in Thousands Except Share Data)



                                                     Three Months Ended                     Six Months Ended
                                                          June 30,                              June 30,
                                             -----------------------------------   -----------------------------------
                                                  1999               1998               1999               1998
                                             -----------------------------------   -----------------------------------

Revenues:
  Financial Guarantee:
     Gross premiums written                          $98,708            $88,042           $188,862           $165,529
     Ceded premiums written                          (16,458)           (10,048)           (21,544)           (36,135)
                                             ----------------   ----------------   ----------------   ----------------
       Net premiums written                           82,250             77,994            167,318            129,394

     Increase in unearned premiums                   (18,306)           (24,676)           (43,077)           (22,892)
                                             ----------------   ----------------   ----------------   ----------------
       Net premiums earned                            63,944             53,318            124,241            106,502

     Net investment income                            51,296             45,872            100,780             90,912
     Net realized (losses) gains                      (5,569)              (509)            (5,480)               666
     Other income                                      1,077                235              2,584              2,200
  Financial Management Services:
     Revenue                                          13,138             12,732             25,850             25,486
     Net realized losses                              (2,987)            (6,350)            (3,300)            (7,248)
  Other:
     Revenue                                           2,603              4,047              6,423              5,403
     Net realized gains                                    -                910                775              1,517
                                             ----------------   ----------------   ----------------   ----------------

       Total revenues                                123,502            110,255            251,873            225,438
                                             ----------------   ----------------   ----------------   ----------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses               2,500              1,423              5,000              3,000
     Underwriting and operating expenses              11,872             11,190             23,789             23,208
  Financial Management Services                        6,779              8,603             13,756             16,046
  Interest                                             9,094              8,782             18,177             14,394
  Other                                                1,272              1,744              3,215              4,080
                                             ----------------   ----------------   ----------------   ----------------

       Total expenses                                 31,517             31,742             63,937             60,728
                                             ----------------   ----------------   ----------------   ----------------

Income before income taxes                            91,985             78,513            187,936            164,710
Provision for income taxes                            21,016             17,717             43,773             38,256
                                             ----------------   ----------------   ----------------   ----------------

       Net income                                    $70,969            $60,796           $144,163           $126,454
                                             ================   ================   ================   ================


       Net income per share                            $1.02              $0.87              $2.06              $1.81
                                             ================   ================   ================   ================

       Net income per diluted share                    $1.00              $0.85              $2.02              $1.77
                                             ================   ================   ================   ================

Weighted average number of
  shares outstanding                              69,877,457         70,015,177         69,898,316         70,027,486
                                             ================   ================   ================   ================

Weighted average number of diluted
  shares outstanding                              71,309,111         71,665,662         71,319,712         71,619,424
                                             ================   ================   ================   ================


See accompanying Notes to Consolidated Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                 For The Six Months Ended June 30, 1999 and 1998
                             (Dollars in Thousands)


                                                                             1999                                 1998
                                                                 -------------------------------     -------------------------------

Retained Earnings:
       Balance at January 1                                          $1,449,832                           $1,262,740
       Net income                                                       144,163        $144,163              126,454       $126,454
                                                                                ----------------                     ---------------
       Dividends declared - common stock                                (13,983)                             (12,593)
       Exercise of stock options                                         (2,110)                             (20,644)
                                                                 ---------------                     ----------------
       Balance at June 30                                            $1,577,902                           $1,355,957
                                                                 ---------------                     ----------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                            $159,313                             $135,223
       Unrealized (losses) gains on securities, ($281,009),
         and $28,464, pre-tax in 1999 and 1998, respectively(1)                        (176,693)                             18,120
       Foreign currency (loss) gain                                                      (1,057)                                173
                                                                                ----------------                     ---------------
       Other comprehensive (loss) income                               (177,750)       (177,750)              18,293         18,293
                                                                 -------------------------------     -------------------------------
       Comprehensive (loss) income                                                     ($33,587)                           $144,747
                                                                                ================                     ===============
       Balance at June 30                                              ($18,437)                            $153,516
                                                                 ---------------                     ----------------

Preferred Stock:
       Balance at January 1 and June 30                                      $-                                   $-
                                                                 ---------------                     ----------------

Common Stock:
       Balance at January 1 and June 30                                    $707                                 $707
                                                                 ---------------                     ----------------

Additional Paid-in Capital:
       Balance at January 1                                            $519,305                             $500,107
       Exercise of stock options                                          1,161                               11,932
                                                                 ---------------                     ----------------
       Balance at June 30                                              $520,466                             $512,039
                                                                 ---------------                     ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                            ($33,067)                            ($26,295)
       Cost of shares acquired                                           (9,126)                             (20,856)
       Shares issued under equity plans                                   6,023                               14,866
                                                                 ---------------                     ----------------
       Balance at June 30                                              ($36,170)                            ($32,285)
                                                                 ---------------                     ----------------


Total Stockholders' Equity at June 30                                $2,044,468                           $1,989,934
                                                                 ===============                     ================

(1) Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period               ($181,896)                             $19,580
Less: reclassification adjustment for net (losses) gains
    included in net income                                               (5,203)                               1,460
                                                                 ---------------                     ----------------
Net unrealized (losses) gains on securities                           ($176,693)                             $18,120
                                                                 ===============                     ================


See accompanying Notes to Consolidated Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended June 30, 1999 and 1998
                             (Dollars in Thousands)




                                                                            Six Months Ended
                                                                                June 30,
                                                                  --------------------------------------

                                                                       1999                  1998
                                                                  ----------------      ----------------

Cash flows from operating activities:
     Net income                                                          $144,163              $126,454
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                          1,407                   792
     Amortization of bond premium and discount                             (3,234)               (2,416)
     Current income taxes                                                   7,544                (6,753)
     Deferred income taxes                                                  1,773                (5,094)
     Deferred acquisition costs                                            (9,619)               (4,977)
     Unearned premiums, net                                                42,833                22,938
     Losses and loss adjustment expenses                                    4,659                 9,306
     Ceded reinsurance balances payable                                      (698)               (1,380)
     Investment income due and accrued                                     14,016                (8,467)
     Accrued interest payable                                             (10,120)                8,897
     (Losses) gains on sales of investments                                 8,005                 5,065
     Interest rate swaps, at market                                       (22,386)                2,800
     Other, net                                                            (6,219)              (13,420)
                                                                  ----------------      ----------------
            Net cash provided by operating activities                     172,124               133,745
                                                                  ----------------      ----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                       1,753,245               265,478
     Proceeds from matured bonds                                          693,290             1,157,445
     Purchases of bonds                                                (2,935,988)           (2,268,960)
     Change in short-term investments                                       2,090               (41,149)
     Securities purchased under agreements to resell                      183,309              (128,852)
     Loans                                                                 (7,670)             (173,720)
     Other, net                                                             8,210               (18,138)
                                                                  ----------------      ----------------
            Net cash used in investing activities                        (303,514)           (1,207,896)
                                                                  ----------------      ----------------

Cash flows from financing activities:
     Dividends paid                                                       (13,983)              (12,593)
     Proceeds from issuance of investment agreements                    1,310,852             1,705,983
     Payments for investment agreement draws                           (1,169,976)             (961,435)
     Proceeds from issuance of debentures                                       -               193,700
     Payment agreements                                                     7,670               173,720
     Proceeds from sale of treasury stock                                   6,023                14,866
     Purchases of treasury stock                                           (9,126)              (20,856)
                                                                  ----------------      ----------------
            Net cash provided by financing activities                     131,460             1,093,385
                                                                  ----------------      ----------------

Net cash flow                                                                  70                19,234
Cash at January 1                                                           8,239                 9,256
                                                                  ----------------      ----------------
     Cash at June 30                                                       $8,309               $28,490
                                                                  ================      ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                  $33,500               $41,250
                                                                  ================      ================
            Interest expense on debt                                      $18,266               $14,515
                                                                  ================      ================
            Interest expense on investment agreements                    $143,436              $115,551
                                                                  ================      ================


    See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
(Dollars in thousands)

(1)      Basis of Presentation

     Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guaranties and financial management services to clients in both the public and private sectors around the world. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading insurer of municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc. The Company, through its subsidiaries, also provides investment agreements, interest rate swaps and investment advisory and cash management services, primarily to states, municipalities and municipal authorities.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission (the "Commission") on March 30, 1999, and
(ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which was filed with the Commission on May 12, 1999.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

(2)      Segment Information

     The Company has two reportable segments, as follows: (1) Financial Guarantee, which provides insurance of municipal and structured finance obligations; and (2) Financial Management Services, which provides investment agreements, interest rate swaps, and investment advisory and cash management services. During the fourth quarter of 1998, the Company discontinued its operations relating to electronic commerce applications for the municipal marketplace.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

(Dollars in thousands)


     Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those financial management services subsidiaries. Intersegment revenues include the premiums earned under those agreements but which are eliminated in the consolidated financial statements. Such premiums are accounted for as if they were premiums to third parties, that is, at current market prices.

     Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income and realized gains or losses from investment securities.

     The following tables summarize the financial information by reportable segment as of and for the three and six-month periods ended June 30, 1999 and 1998:


                                                          Financial
                                          Financial       Management     Corporate      Intersegment
Three months ended June 30,               Guarantee        Services       and Other     Eliminations     Consolidated
                                        --------------  ---------------  -------------  --------------  ---------------
1999:
    Revenues:
        Unaffiliated customers .....         $110,748        $10,151           $2,603              $-         $123,502
        Intersegment ...............              770           (840)          13,143        (13,073)                -
                                        --------------  ------------------------------  --------------  ---------------
    Total revenues..................         $111,518         $9,311          $15,746       ($13,073)         $123,502
                                        --------------  ------------------------------  --------------  ---------------
    Income before income taxes:
        Unaffiliated customers .....          $96,376         $3,372          ($7,763)             $-          $91,985
        Intersegment ...............              912         (1,057)          13,143        (12,998)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total income before income taxes          $97,288         $2,315           $5,380       ($12,998)          $91,985
                                        --------------  ---------------  -------------  --------------  ---------------
    Identifiable assets.............       $3,955,428     $6,985,291         $141,080              $-      $11,081,799
                                        --------------  ---------------  -------------  --------------  ---------------

1998:
    Revenues:
        Unaffiliated customers .....          $98,916         $6,382           $4,957              $-         $110,255
        Intersegment ...............              644         (1,891)          12,060        (10,813)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total revenues..................          $99,560         $4,491          $17,017       ($10,813)         $110,255
                                        --------------  ---------------  -------------  --------------  ---------------
    Income before income taxes:
        Unaffiliated customers .....          $86,303        ($2,221)         ($5,569)             $-          $78,513
        Intersegment ...............              634         (1,111)          12,060        (11,583)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total income before income taxes          $86,937        ($3,332)          $6,491       ($11,583)          $78,513
                                        --------------  ---------------  -------------  --------------  ---------------
    Identifiable assets.............       $3,599,449     $6,351,501         $284,190              $-      $10,235,140
                                        --------------  ---------------  -------------  --------------  ---------------


(Dollars in thousands)


                                                          Financial
                                          Financial       Management      Corporate     Intersegment
Six months ended June 30,                 Guarantee        Services       and Other     Eliminations     Consolidated
                                        --------------  ---------------  -------------  --------------  ---------------
1999:
    Revenues:
        Unaffiliated customers .....         $222,125        $22,550           $7,198              $-         $251,873
        Intersegment ...............            1,542         (1,740)          26,343        (26,145)                -
                                        --------------  ------------------------------  --------------  ---------------
    Total revenues..................         $223,667        $20,810          $33,541       ($26,145)         $251,873
                                        --------------  ------------------------------  --------------  ---------------
    Income before income taxes:
        Unaffiliated customers .....         $193,336         $8,794         ($14,194)             $-         $187,936
        Intersegment ...............            1,684         (1,967)          26,343        (26,060)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total income before income taxes         $195,020         $6,827          $12,149       ($26,060)         $187,936
                                        --------------  ---------------  -------------  --------------  ---------------
    Identifiable assets                    $3,955,428     $6,985,291         $141,080              $-      $11,081,799
                                        --------------  ---------------  -------------  --------------  ---------------

1998:
    Revenues:
        Unaffiliated customers .....         $200,280        $18,238           $6,920              $-         $225,438
        Intersegment ...............            1,363         (1,305)          24,153        (24,211)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total revenues..................         $201,643        $16,933          $31,073       ($24,211)         $225,438
                                        --------------  ---------------  -------------  --------------  ---------------
    Income before income taxes:
        Unaffiliated customers .....         $174,072         $2,192         ($11,554)             $-         $164,710
        Intersegment ...............            1,353         (2,064)          24,153        (23,442)                -
                                        --------------  ---------------  -------------  --------------  ---------------
    Total income before income taxes         $175,425           $128          $12,599       ($23,442)         $164,710
                                        --------------  ---------------  -------------  --------------  ---------------
    Identifiable assets                    $3,599,449     $6,351,501         $284,190              $-      $10,235,140
                                        --------------  ---------------  -------------  --------------  ---------------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and six-month periods ended June 30, 1999 and 1998.



                                                        Three Months                          Six Months
                                             ----------------------------------   ----------------------------------
                                              Gross Premiums     Net Premiums       Gross Premiums    Net Premiums
                                                  Written           Earned             Written           Earned
                                             -----------------  ---------------   ------------------ ---------------
 1999:
     United States ......................             $79,222          $56,876             $157,003        $111,321
     United Kingdom .....................               9,530              747               15,197           1,408
     Japan ..............................               1,493            1,490                2,488           2,467
     France..............................                 727              183                1,081             431
     Australia...........................                 165              244                  546             665
     Italy ..............................                   -              226                    -             458
     Internationally diversified (1).....               3,304            1,957                5,475           3,517
     Other international.................               4,267            2,221                7,072           3,974
                                             -----------------  ---------------   ------------------ ---------------

         Total...........................             $98,708          $63,944             $188,862        $124,241
                                             -----------------  ---------------   ------------------ ---------------
 1998:

     United States ......................             $70,500          $50,298             $132,334        $100,599
     United Kingdom .....................              10,466              356               19,822             720
     Japan ..............................               1,510              568                2,499           1,063
     France..............................                 544              439                  780             913
     Australia...........................               3,469              125                7,658             193
     Italy ..............................                   -              248                    -             497
     Internationally diversified (1).....                 797              724                1,588           1,377
     Other international.................                 756              560                  848           1,140
                                             -----------------  ---------------   ------------------ ---------------

         Total...........................             $88,042          $53,318             $165,529        $106,502
                                             -----------------  ---------------   ------------------ ---------------

(1) Internationally diversified represents insured policies with multiple locations of risk.

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and six month periods ended June 30, 1999 and 1998, and its financial condition as of June 30, 1999 and December 31, 1998. These results include the Company's two reportable segments: Financial Guarantee and Financial Management Services.

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

Results of Operations

         Consolidated Net Income

     The Company's net income for the three months ended June 30, 1999 was $71.0 million or $1.00 per diluted share. This represents a 17% increase from the three months ended June 30, 1998 net income of $60.8 million, and an 18% increase in net income per diluted share from $0.85 for the prior period. This increase in net income was largely attributable to higher Financial Guarantee operating income and lower expenses and lower net realized losses in the Financial Management Services segment. The Company's net income for the six months ended June 30, 1999 was $144.2 million or $2.02 per diluted share. This represents an increase of 14% from the comparable prior period net income of $126.5 million or $1.77 per diluted share. This increase in net income was largely attributable to higher Financial Guarantee operating income and lower expenses and lower net realized losses in the Financial Management Services segment partially offset by higher interest expense.

         Financial Guarantee

     Gross Par Written. Ambac Assurance insured $17.4 billion in par value bonds during the three months ended June 30, 1999 and $36.5 billion in par value bonds during the six months ended June 30, 1999, an increase of 7% from $16.3 billion in the three months ended June 30, 1998 and an increase of 18% from $30.9 billion in par value bonds during the six months ended June 30, 1998. Par value written for the second quarter of 1999 was comprised of $7.9 billion from municipal bond obligations, $7.2 billion from structured finance obligations and $2.3 billion from international obligations, compared to $8.6 billion, $6.5 billion and $1.2 billion, respectively, in the second quarter of 1998. Par value written for the six months ended June 30, 1999 was comprised of $16.6 billion from municipal bond obligations, $16.4 billion

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

from structured finance obligations and $3.5 billion from international obligations, compared to $17.7 billion, $11.0 billion and $2.2 billion, respectively, in the six months ended June 30, 1998. Insured municipal obligations for the three and six-month periods ended June 30, 1999 were affected by declines of 26% and 22%, respectively, in total issuance. The decline in issuance in 1999 has been more than offset by an overall increase in Ambac's municipal market share. The increases in insured structured finance obligations during the three and six-month periods ended June 30, 1999, were principally in the mortgage-backed and asset-backed sectors.

     Management believes, based on growth experienced in the last few years, that in the foreseeable future, the structured finance and international markets may grow more rapidly than the municipal market. These markets may see large quarterly variances primarily due to general market conditions and the developmental nature of these markets.

     Ambac serves clients in international markets through its wholly-owned subsidiary Ambac Assurance UK Limited and through its participation in a joint venture with MBIA Insurance Corporation, MBIA-AMBAC International (the "JV arrangement").

     Gross Premiums Written. Gross premiums written for the three and six-month periods ended June 30, 1999 were $98.7 million and $188.9 million, respectively, increases of 12% and 14% from $88.0 million and $165.5 million, in the three and six-month periods ended June 30, 1998, respectively. Increased business activity in structured finance transactions, especially mortgage-backed and asset-backed transactions, has spurred the increase. Additionally, on the municipal side, improved market premium rates as well as Ambac's increased market share during the first six months of 1999 has more than offset the overall decline in municipal market issuance when compared to the first six months of 1998. The following tables set forth the amounts of gross premiums written and the related gross par written by type:


                                                                         Three Months Ended June 30,
                                                             ----------------------------------------------------
(Dollars in Millions)                                                  1999                       1998
                                                             -------------------------  -------------------------
                                                               Gross         Gross         Gross        Gross
                                                              Premiums        Par        Premiums        Par
                                                              Written       Written       Written      Written
                                                             -----------   -----------  ------------  -----------
Municipal finance:
    Up-front:
      New issue.........................................          $54.2        $6,417         $49.8       $6,954
      Secondary market..................................            2.7           489           7.8          703
                                                             -----------   -----------  ------------  -----------
        Sub-total up-front .............................           56.9         6,906          57.6        7,657
    Installment:                                                    7.2           949           4.1          986
                                                             -----------   -----------  ------------  -----------
           Total municipal finance......................           64.1         7,855          61.7        8,643
                                                             -----------   -----------  ------------  -----------
Structured finance:
      Up-front..........................................            0.5            29           0.7          189
      Installment.......................................           14.6         7,174           8.1        6,283
                                                             -----------   -----------  ------------  -----------
            Total structured finance....................           15.1         7,203           8.8        6,472
                                                             -----------   -----------  ------------  -----------
International(1):
         Up-front.......................................           11.0           130          14.9          393
         Installment....................................            8.5         2,182           2.6          784
                                                             -----------   -----------  ------------  -----------
              Total  international......................           19.5         2,312          17.5        1,177
                                                             -----------   -----------  ------------  -----------
              Total.....................................          $98.7       $17,370         $88.0      $16,292
                                                             ===========   ===========  ============  ===========

Total up-front..........................................          $68.4        $7,065         $73.2       $8,239
Total installment.......................................           30.3        10,305          14.8        8,053
                                                             -----------   -----------  ------------  -----------
              Total.....................................          $98.7       $17,370         $88.0      $16,292
                                                             ===========   ===========  ============  ===========


Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)





                                                                          Six Months Ended June 30,
                                                             ----------------------------------------------------
(Dollars in Millions)                                                  1999                       1998
                                                             -------------------------  -------------------------
                                                               Gross         Gross         Gross        Gross
                                                              Premiums        Par        Premiums        Par
                                                              Written       Written       Written      Written
                                                             -----------   -----------  ------------  -----------
Municipal finance:
    Up-front:
      New issue.........................................         $114.7       $14,102         $99.3      $15,264
      Secondary market..................................            4.0           630          10.7          956
                                                             -----------   -----------  ------------  -----------
        Sub-total up-front .............................          118.7        14,732         110.0       16,220
    Installment:                                                   10.8         1,919           6.8        1,473
                                                             -----------   -----------  ------------  -----------
           Total municipal finance......................          129.5        16,651         116.8       17,693
                                                             -----------   -----------  ------------  -----------
Structured finance:
      Up-front..........................................            0.5            36           0.7          297
      Installment.......................................           27.0        16,316          14.8       10,646
                                                             -----------   -----------  ------------  -----------
            Total structured finance....................           27.5        16,352          15.5       10,943
                                                             -----------   -----------  ------------  -----------
International(1):
         Up-front.......................................           18.2           276          28.5          705
         Installment....................................           13.7         3,260           4.7        1,525
                                                             -----------   -----------  ------------  -----------
              Total  international......................           31.9         3,536          33.2        2,230
                                                             -----------   -----------  ------------  -----------
              Total.....................................         $188.9       $36,539        $165.5      $30,866
                                                             ===========   ===========  ============  ===========

Total up-front..........................................         $137.4       $15,044        $139.2      $17,222
Total installment.......................................           51.5        21,495          26.3       13,644
                                                             -----------   -----------  ------------  -----------
              Total.....................................         $188.9       $36,539        $165.5      $30,866
                                                             ===========   ===========  ============  ===========

(1) Gross par written excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $1,345.5 million and $224.0 million for the three months ended June 30, 1999 and 1998, respectively, and $2,146.4 million and $1,031.0 million for the six months ended June 30, 1999 and 1998, respectively.

     Ceded Premiums Written. Ceded premiums written for the three and six months ended June 30, 1999 were $16.5 million and $21.5 million, respectively, an increase of 65% from $10.0 million in the three months ended June 30, 1998 and a decrease of 40% from $36.1 million in the six months ended June 30, 1998. The increase in ceded premiums written for the second quarter of 1999 is primarily due to increased ceded premiums written on international policies via the JV arrangement with MBIA. The decrease in ceded premiums written for the six months ended June 30, 1999 is primarily due to the one-time cede of $11.3 million of the portfolio purchased through the acquisition of Connie Lee Insurance Company ("Connie Lee") during the first quarter of 1998 as well as the overall decrease in international premiums ceded under the JV arrangement during the first quarter of 1999 as compared to the first quarter of 1998. Ceded premiums written were 16.7% and 11.4% of gross premiums written for the three and six months ended June 30, 1999, respectively, compared with 11.4% and 15.0% (excluding the one-time cede of the Connie Lee portfolio in 1998) for the three and six months ended June 30, 1998, respectively.

     Net Premiums Written. Net premiums written for the three and six months ended June 30, 1999 were $82.3 million and $167.3 million, respectively. The increase of 6% from $78.0 million in the three months ended June 30, 1998 reflects the higher gross premiums written partially offset by the increased ceded premiums. The increase of 29% from $129.4 million in the six months ended June 30, 1998 reflects the higher gross premiums written as well as the substantial decrease in premiums ceded to reinsurers during first quarter of 1999, compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three and six months ended June 30, 1999 were $63.9 million and $124.2 million, respectively, an increase of 20% from $53.3 million in the three months ended June 30, 1998 and an increase of 17% from $106.5 million in the six months ended June 30, 1998. These increases were primarily the result of

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

increased premiums earned from the underlying book of business, referred to as normal net premiums earned. Normal net premiums earned increased 37% from $39.5 million in the second quarter of 1998 to $54.0 million in the second quarter of 1999. Normal net premiums earned for the six months ended June 30, 1999 were $103.9 million, an increase of 36% from $76.3 million in the six months ended June 30, 1998.

     Net premiums earned include accelerated premiums that result from refundings, calls, and other accelerations of previously insured obligations (collectively referred to as "refundings"). When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and six months ended June 30, 1999 included $9.9 million (which had a net income per diluted share effect of $0.08) and $20.3 million (which had a net income per diluted share effect of $0.16), respectively, from refundings. Net premiums earned in the three and six months ended June 30, 1998 included $13.9 million (which had a net income per diluted share effect of $0.11) and $30.2 million (which had a net income per diluted share effect of $0.24), respectively, from refundings.

     Net Investment Income. Net investment income for the three and six months ended June 30, 1999 were $51.3 million and $100.8 million, respectively, an increase of 12% from $45.9 million in the three months ended June 30, 1998 and an increase of 11% from $90.9 million in the six months ended June 30, 1999. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations. Additionally, investment income grew in the second quarter of 1999 compared with the corresponding prior period due to a capital contribution of $100 million from the parent company to Ambac Assurance in late April 1999. Ambac Assurance's investments in tax-exempt securities amounted to 74% of the total market value of its portfolio as of June 30, 1999, versus 71% at June 30, 1998. The average pre-tax yield-to-maturity on the investment portfolio was 6.09% and 6.39% as of June 30, 1999 and 1998, respectively.

     Net Realized Gains (Losses). Net realized losses were $5.6 million for the three months ended June 30, 1999, compared to $0.5 million in net realized losses for the comparative prior period in 1998. Net realized losses were $5.5 million for the six months ended June 30, 1999, compared to net realized gains of $0.7 million for the six months ended June 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three and six months ended June 30, 1999 were $2.5 million and $5.0 million, respectively, compared to $1.4 million and $3.0 million for the three and six months ended June 30, 1998, respectively. The increase is due to increased business written. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the insured portfolio. There has been no salvage received during 1999, compared to $5.5 million and $7.2 million for the three and six months ended June 30, 1998, respectively.

     Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 1999 were $11.9 million and $23.8 million, respectively, an increase of 6% from $11.2 million in the three months ended June 30, 1998 and an increase of 3% from $23.2 million in the six months ended June 30, 1998. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

During the three and six-month periods ended June 30, 1999, gross underwriting and operating expenses were $18.1 million and $35.9 million, respectively, an increase of 10% from $16.4 million in the three months ended June 30, 1998 and an increase of 13% from $31.9 million in the six months ended June 30, 1998. These increases reflect the overall increased business activity during the period. Underwriting and operating expenses deferred for the three and six months ended June 30, 1999 were $11.2 million and $21.7 million, respectively, compared to $9.5 million and $17.7 million for the three and six months ended June 30, 1998, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 1999 were $4.9 million and $9.7 million, respectively, compared to $4.6 million and $9.4 million for the three and six months ended June 30, 1998, respectively.

         Financial Management Services

     Through its financial management services subsidiaries, the Company provides investment agreements, interest rate swaps and investment advisory and cash management services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Revenues, net of realized gains and losses, for the three and six months ended June 30, 1999 were $13.1 million and $25.9 million, respectively, up 3% from $12.7 million for the three months ended June 30, 1998 and up 2% from $25.5 million in the six months ended June 30, 1998. Continuing the trend from the first quarter of 1999, higher investment agreement revenue ($6.2 million in the second quarter of 1999, up 24% from $5.0 million in the second quarter of 1998), was offset by lower interest rate swap revenue ($4.2 million in the second quarter of 1999, down 18% from $5.1 million in the second quarter of 1998). Expenses for the three and six months ended June 30, 1999 were $6.8 million and $13.8 million, respectively, down 21% from $8.6 million for the three months ended June 30, 1998 and down 14% from $16.0 million for the six months ended June 30, 1998. These decreases were primarily due to savings related to the fourth quarter 1998 closing of Ambac Connect, Inc., a former electronic commerce subsidiary.

         Corporate Items

     Interest Expense. Interest expense for the three and six months ended June 30, 1999 were $9.1 million and $18.2 million, respectively, compared to $8.8 million and $14.4 million for the three and six months ended June 30, 1998, respectively. The increase in interest expense for the six-month period ended June 30, 1999, compared with the corresponding prior period is due to the $200 million debt issuance in April, 1998.

     Income Taxes. Income taxes for the three and six months ended June 30, 1999 were at an effective rate of 22.8% and 23.3%, respectively, versus 22.6% and 23.2% for the three and six months ended June 30, 1998.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


     Core Earnings. Core earnings for the three and six months ended June 30, 1999 were $70.9 million and $137.8 million, respectively, an increase of 25% from $56.8 million for the three months ended June 30, 1998 and an increase of 22% from $112.5 million for the six months ended June 30, 1998. These increases in core earnings were primarily the result of higher normal net premiums earned from the growth in the insurance book of business and higher net investment income from insurance operations. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the three and six months ended June 30, 1999 were $76.5 million and $149.4 million, respectively, an increase of 18% from $64.7 million in the three months ended June 30, 1998 and an increase of 15% from $129.7 million in the six months ended June 30, 1998. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and six months ended June 30, 1999 and 1998:


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                        ------------------------------- -- -----------------------------
(Dollars in Millions)                                         1999             1998            1999            1998
                                                        --------------    -------------    -------------    ------------
Net Income............................................        $71.0             $60.8           $144.2           $126.5

Net realized losses (gains), after tax................          5.5               3.9              5.2              3.2
                                                        --------------    -------------    -------------    ------------

         Operating earnings...........................         76.5              64.7            149.4            129.7

Premiums earned from refundings, calls and other
accelerations, after tax..............................         (5.6)             (7.9)           (11.6)           (17.2)

                                                        --------------    -------------    -------------    ------------

         Core earnings................................        $70.9             $56.8           $137.8           $112.5
                                                        ==============    =============    =============    ============


     There were 71.3 million weighted-average diluted shares outstanding during the three and six months ended June 30, 1999. The weighted-average number of diluted shares outstanding during the three and six months ended June 30, 1998 were 71.7 million and 71.6 million, respectively.

     Adjusted Gross Premiums Written. The Company defines adjusted gross premiums written as gross up-front premiums written plus the present value of estimated future installment premiums written on insurance policies and structured credit derivatives issued in the period. While a majority of premiums are collected up-front at policy issuance, a growing portion of premiums is collected on an installment basis. Adjusted gross premiums written for the three and six months ended June 30, 1999 were $134.8 million and $265.2 million, respectively, up 18% from $114.4 million in the three months ended June 30, 1998 and up 33% from $199.6 million in the six months ended June 30, 1998. The increases in the second quarter of 1999, as well as the six-month period ended June 30, 1999 were primarily due to the increase in installment premiums written on structured finance transactions, especially on mortgage-backed and asset-backed securities. The present value of future installment premiums written for the three and six months ended June 30, 1999 was $71.9 million and $136.7 million, respectively, an increase of 55% from $46.5 million written in the second quarter of 1998 and an increase of 91% from $71.6 million written in the six months ended June 30, 1998. The aggregate net present value of estimated future installment premiums was $373.8 million and $308.4 million as of June 30, 1999 and December 31, 1998, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three and six months ended June 30, 1999 and 1998:



                                                 Three Months Ended June 30,              Six Months Ended June 30,
                                            -------------------------------------- ----------------------------------------
(Dollars in Millions)                         1999        %       1998       %       1999        %        1998        %
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
Municipal Finance:
    Up-front:
      New issue...........................      $54.3       40%    $49.8       43%    $114.7       43%     $99.3        50%
      Secondary market....................        2.7        2       7.9        7        4.0        2       10.7         5
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
        Sub-total up-front ...............       57.0       42      57.7       50      118.7       45      110.0        55
    Installment...........................       13.8       10       8.8        8       23.6        9       11.9         6
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
           Total Municipal Finance........       70.8       52      66.5       58      142.3       54      121.9        61
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
Structured Finance:
      Up-front............................        0.5        -       0.7        1        0.4        -        0.7         -
      Installment.........................       36.9       28      15.9       14       77.1       29       30.4        15
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
         Total Structured Finance.........       37.4       28      16.6       15       77.5       29       31.1        15
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
International (1):
         Up-front.........................        5.5        4       9.5        8        9.4        3       17.3         9
         Installment......................       21.1       16      21.8       19       36.0       14       29.3        15
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
         Total  International.............       26.6       20      31.3       27       45.4       17       46.6        24
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
Total adjusted gross premiums.............     $134.8     100%    $114.4     100%     $265.2     100%     $199.6      100%
                                            ========== ======== ========= ======== ==========  =======  =========  ========

Total up-front............................
                                                $62.9       47%    $67.9       59%    $128.5       48%    $128.0        64%
Total installment.........................       71.9       53      46.5       41      136.7       52       71.6        36
                                            ---------- -------- --------- -------- ----------  -------  ---------  --------
Total  adjusted gross premiums............     $134.8     100%    $114.4     100%     $265.2     100%     $199.6      100%
                                            ========== ======== ========= ======== ==========  =======  =========  ========

(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $13.5 million and $8.2 million for the three months ended June 30, 1999 and 1998, respectively, and $29.8 million and $15.5 million for the six months ended June 30, 1999 and 1998, respectively.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased 3% to $43.14 at June 30, 1999 compared to $41.98 at December 31, 1998. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV. The ABV was positively affected by the Company's net income for the six-month period ended June 30, 1999, the increase in the after-tax present value of estimated net future installment premiums, net unearned premium reserve and the unrealized gain on investment agreement liabilities during the period, partially offset by the negative effect of the change in the after-tax unrealized gain/loss in the investment portfolio (included in book value), which went from a net unrealized gain of $159.0 million at December 31, 1998, to a net unrealized loss of $17.7 million at June 30, 1999.

     The following table reconciles book value per share to ABV per share as of June 30, 1999 and December 31, 1998:



                                                                                 June 30,           December 31,
                                                                                   1999                 1998
                                                                             ------------------   ------------------
Book value per share....................................................            $29.25               $29.97
After-tax value of:
     Net unearned premium reserve.......................................             10.57                10.17
     Deferred acquisition costs.........................................             (1.22)               (1.12)
     Present value of installment premiums..............................              3.48                 2.86
     Unrealized gain on investment agreement liabilities................              1.06                 0.10
                                                                             ------------------   ------------------
Adjusted book value per share...........................................            $43.14               $41.98
                                                                             ==================   ==================

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


         Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 1999, Ambac Assurance paid dividends of $26.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock and capital investments in its subsidiaries. Based on the amount of dividends that Ambac Assurance expects to pay during the next twelve months and the income it expects to receive from its investment portfolio, the Company believes it will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the payment of dividends on the common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that it will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and cash dividends on its common stock.

     Ambac Assurance Liquidity. The principal uses of Ambac Assurance's liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. The Company believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities and net investment income. The Company believes that Ambac Assurance will have sufficient liquidity to satisfy any claims that may occur related to the Y2K problem, as defined below.

     Financial Management Services Liquidity. The principal uses of liquidity by Financial Management Services subsidiaries are the payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. The Company believes that its financial management services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the duration of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs are satisfied by short-term inter-company loans from Ambac Financial Group, Inc. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. A portion of Financial Management Services assets is maintained in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Credit Facilities. The Company and Ambac Assurance have a revolving credit facility with three major international banks for $150 million, which expires in August 2000 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of June 30, 1999 and 1998, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of a seven-year irrevocable limited recourse credit facility from a group of highly-rated international banks. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayment of amounts drawn under the facility is limited primarily to the amount of any recoveries of losses related to policy obligations. On May 3, 1999, total third party capital support was increased from $555 million to $575 million. The line expires in December 2005. As of June 30, 1999 and 1998, no amounts were outstanding under this facility.

     Ambac Credit Products, LLC ("ACP"), a wholly-owned subsidiary of Ambac Assurance, has a revolving credit facility with one major international bank for $50 million, which expires in June 2000 and provides a three-year term loan provision. The facility is available to ACP for general corporate purposes, including payments in regard to its credit derivatives activities. The credit facility became effective on July 1, 1999.

     Stock Repurchase Program. The Board of Directors of the Company has authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the six months ended June 30, 1999, the Company acquired approximately 169,000 shares for an aggregate amount of $9.1 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,417,000 shares for an aggregate amount of $151.8 million.

     Balance Sheet. As of June 30, 1999, the fair value of the Company's consolidated investment portfolio was $8.89 billion, an increase of 2% from $8.75 billion at December 31, 1998. This increase was primarily due to the increased volume in investment and payment agreements and cash flow from operations largely offset by declines in the market values of the investment portfolios resulting from higher interest rates during the period.

     Cash Flows. Net cash provided by operating activities was $172.1 million and $133.7 million during the six months ended June 30, 1999 and 1998, respectively. These cash flows were primarily provided from insurance operations.

     Net cash provided by financing activities was $131.5 million during the six months ended June 30, 1999, of which $140.9 million was from investment agreements issued (net of draws paid). For the six months ended June 30, 1998, $1,093.4 million was provided in financing activities, of which $744.5 million was from investment agreements issued (net of draws paid).

     Net cash used in investing activities was $303.5 million during the six months ended June 30, 1999, of which $2,936.0 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $2,446.5 million. For the six months ended June 30, 1998, $1,207.9 million was used in investing activities, of which $2,269.0 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $1,422.9 million.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Material Commitments. The Company has made no commitments for material capital expenditures within the next twelve months.

     Year 2000. The issue commonly known as the Y2K problem ("Y2K") relates to whether computer programs and embedded computer chips will be able to distinguish between the year 1900 and the year 2000. In 1998, the Company commenced an initiative to assess and address any risks posed by the Y2K problem. This initiative was a high priority undertaking and considered crucial to the operation of the Company's businesses. Pursuant to this initiative, the Company assessed the risks to its businesses related to the functionality of its own computer systems and those of third parties. All phases of the initiative have been completed and the Company has substantially addressed any problems brought to light as a result of the initiative.

     The Company appointed a Y2K Steering Committee comprised of members of senior management. The committee was given full responsibility and authority to establish methodologies and budgets and to allocate necessary resources. The committee was responsible for the coordination of internal and external resources with the goal of evaluating and remediating, if necessary, critical internal and external technology systems. The Company also contracted with an outside consultant to support its Y2K initiative.

     The initiative was comprised of a three-phase process. Phase I was an inventory analysis and impact assessment. Inventory included: (a) those information technology systems which were deemed critical to running the businesses, (b) non-information technology systems such as fire systems, elevators and the like, (c) material third parties such as electronic data interchange ("EDI") partners, (d) hardware and software vendors, and (e) business user spreadsheets. Phase II was the testing phase during which: (a) all critical systems were tested, (b) transactions were run through critical systems by applying various permutations and combinations of Y2K sensitive dates, and
(c) results were reviewed independently by each business unit. In Phase III, the extent of code repair was determined and remediated.

     The total cost of identifying, testing and remediating its critical systems was approximately $1.1 million, $0.4 million of which was incurred during 1999.

The Company's principal Y2K risks were grouped into four categories:

     (1) Company's Internal Systems Risk. This is the risk that the Company does not successfully ready its operations for the next century. The Company, like other financial institutions, is heavily dependent upon its computer systems. Y2K problems in the Company's internal systems could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could adversely affect the Company's operations. Although findings indicate that the systems supporting the Company's internal operations will be compliant, management has nevertheless developed contingent procedures in the event its critical systems should fail. These procedures have been approved by the Company's Board of Directors and are in the process of being tested.

     (2) Third Party Risk. This is the risk of disruption of Company operations due to operational failures of third parties. Computer failure of third parties may also jeopardize Company operations, but how seriously depends on the nature and duration of such failures. Such third parties could include suppliers of telecommunications, electric power suppliers, and services provided by governmental agencies. Based on the results of its

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     inquiries to third parties, the Company does not expect significant disruptions related to the Y2K failure of its suppliers.

     (3) Issuer Risk. This is the risk of failure by an obligor of obligations insured by Ambac Assurance Corporation and its subsidiaries, including Connie Lee Insurance Company (collectively, the "insurance companies") to make scheduled payment of debt service due to the obligor's Y2K-related systems, thus triggering a claim under the applicable insurance policy. In the event a claim resulting solely from a Y2K problem occurs, the Company would utilize its sources of liquidity to pay claims and has in fact increased liquidity for such purpose. The Company would expect full recovery of such claims when Y2K problems are resolved. The Company presently has no specific reserves for claims solely associated with Y2K events. The Company has incorporated Y2K guidelines into its underwriting and surveillance process and routinely assesses Y2K risk associated with issuers of both its insured obligations and potential issuers. The Company relies on information provided by the issuers of these obligations, does not independently verify such information and therefore cannot attest to its accuracy.

     (4) Financial Institution Risk. Financial institution risk includes the risk of Y2K systems-related failures by the trustees or paying agents on transactions insured by one of the insurance companies. The Company relies on the operating systems of such trustees to identify the correct interest payment dates, calculate the correct payments and, through various payment systems, to move the funds to the bondholders. This risk is mitigated by the fact that the insurance companies' obligations to pay claims is related to the creditworthiness of the issuer and not the trustee. However, to minimize payment disruption and identify potential future problems, the Company requested compliance statements from certain trustees or paying agents of its insured transactions, reviewed the appropriate publicly available disclosures and monitored the activities of the banking regulatory agencies for Y2K developments. Additionally, financial institution risk relates to custodians of securities held for its own account and the accounts of others. The securities settlement and custody systems deemed critical to the conduct of the Company's operations were also tested. Based on the results of its reviews and inquiries, the Company believes that the likelihood of system failure by a third party financial institution is minimal.

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

     The Company, through its subsidiary Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, AFSLP will experience a mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent market risk management group monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

PART II - OTHER INFORMATION

     Items 1, 2, 3, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4 -  Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 12, 1999, and received the votes set forth below:

     Proposal 1. The following directors were elected to serve on the Company's Board of Directors:



                                                      Number of Votes Cast
                                              --------------------------------------
                                                   For                  Withheld
                                              --------------------- ----------------
              Phillip B. Lassiter                63,502,220                83,469
              Michael A. Callen                  63,509,605                76,084
              Renso L. Caporali                  63,508,356                77,333
              Richard Dulude                     63,509,041                76,648
              W. Grant Gregory                   63,500,380                85,309
              C. Roderick O'Neil                 63,509,141                76,548

There were no broker non-votes for this proposal.

     Proposal 2. The proposal to approve the amendment to the 1997 Equity Plan to broaden the definition of "eligible individuals" for awards under the Plan was adopted, with 61,323,606 votes in favor, 2,210,368 votes against and 51,714 votes abstaining. There were no broker non-votes for this proposal.

     Proposal 3. The proposal to ratify the selection of KPMG as independent auditors of the Company and its subsidiaries for 1999 was adopted, with 63,562,979 votes in favor, 9,579 votes against and 13,132 votes abstaining. There were no broker non-votes for this proposal.

PART II- OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)      The following are annexed as exhibits:


     Exhibit
     Number             Description
  ----------------      ------------------------------------------------------

            10.23 First Amendment, dated August 3, 1999, to the U.S. $150,000,000 Credit Agreement, dated August 3, 1998, among the Company and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions as the Lenders, Citibank, N.A. as the Documentation Agent, First National Bank of Chicago as the Co-Agent, and the Bank of Nova Scotia acting through its New York Agency as the Arranger and the Administrative Agent.

            10.24 Conformed copy of U.S. $50,000,000 Revolving Credit Agreement, dated as of July 1, 1999 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Initial Lenders") listed on the signature pages thereof, and The Bank of New York, as Agent for the Lenders.

            10.25 Amendment, effective as of May 3, 1999, to the Amended and Restated Credit Agreement dated as of December 2, 1998, among Ambac Assurance Corporation, the Banks party thereto from time to time and Deutsche Bank AG, New York Branch, as Agent.

            27.00       Financial Data Schedule.

            99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 1999 and December 31, 1998 and for the periods ended June 30, 1999 and 1998.


(b)      Reports on Form 8-K:

         There was no reports on Form 8-K filed during the second quarter of 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 Ambac Financial Group, Inc.
                                 (Registrant)




Dated:    August 13, 1999        By:     /s/ Frank J. Bivona
                                         ----------------------------------
                                         Frank J. Bivona
                                         Executive Vice President and Chief
                                         Financial Officer  (Principal
                                         Financial and Accounting Officer
                                         and Duly Authorized Officer)

                               INDEX TO EXHIBITS


    Exhibit
    Number                   Description
    -----------------        ---------------------------------------------------

               10.23         First Amendment, dated August 3, 1999, to the U.S.
                             $150,000,000 Credit Agreement, dated August 3, 1998, among the Company and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions as the Lenders, Citibank, N.A. as the Documentation Agent, First National Bank of Chicago as the Co-Agent, and the Bank of Nova Scotia acting through its New York Agency as the Arranger and the Administrative Agent.

               10.24 Conformed copy of U.S. $50,000,000 Revolving Credit Agreement, dated as of July 1, 1999 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Initial Lenders") listed on the signature pages thereof, and The Bank of New York, as Agent for the Lenders.

               10.25 Amendment, effective as of May 3, 1999, to the Amended and Restated Credit Agreement dated as of December 2, 1998, among Ambac Assurance Corporation, the Banks party thereto from time to time and Deutsche Bank AG, New York Branch, as Agent.

               27.00         Financial Data Schedule.

               99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 1999 and December 31, 1998 and for the periods ended June 30, 1999 and 1998.