Form 10-Q
period 1999-09-30
AMBAC FINANCIAL GROUP INC
filed 1999-11-12
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended September 30, 1999

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


        As of September 30, 1999, 69,920,289 shares of Common Stock, par value $0.01 per share, (net of 760,095 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                     INDEX
                                     -----

PART I FINANCIAL INFORMATION

                                                                         PAGE
                                                                         ----

Item 1.  Consolidated Financial Statements
            Consolidated Balance Sheets - September 30, 1999
            and December 31, 1998.............................................  3

            Consolidated Statements of Operations - three months and
            nine months ended September 30, 1999 and 1998.....................  4

            Consolidated Statements of Stockholders' Equity - nine months ended September 30, 1999 and 1998.................................  5

            Consolidated Statements of Cash Flows - nine months ended
            September 30, 1999 and 1998.......................................  6

            Notes to Consolidated Financial Statements........................  7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................  10

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk.......................................................  22

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................  23

SIGNATURES....................................................................  24

INDEX TO EXHIBITS.............................................................  25

PART I - FINANCIAL INFORMATION
ITEM I - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                            (Dollars in Thousands)

                                                                                  September 30, 1999               December 31, 1998
                                                                                  ------------------               -----------------
                                                                                     (unaudited)
Assets

Investments:
   Fixed income securities, at fair value
         (amortized cost of $9,034,012 in 1999 and $8,307,046 in 1998)                    $8,885,127                     $8,622,282
   Short-term investments, at cost (approximates fair value)                                 190,415                        119,528
   Other                                                                                       2,592                          6,567
                                                                            ------------------------        -----------------------
         Total investments                                                                 9,078,134                      8,748,377

Cash                                                                                          11,714                          8,239
Securities purchased under agreements to resell                                              119,293                        252,295
Receivable for investment agreements                                                          93,767                         73,142
Receivable for securities sold                                                                33,575                         16,233
Investment income due and accrued                                                            116,583                        125,929
Reinsurance recoverable                                                                        3,688                          3,638
Prepaid reinsurance                                                                          201,579                        199,920
Deferred acquisition costs                                                                   133,079                        120,619
Deferred income taxes                                                                          4,872                              -
Loans                                                                                        686,924                        673,930
Receivable from brokers and dealers                                                          650,000                        750,000
Other assets                                                                                 192,455                        239,989
                                                                            ------------------------        -----------------------
         Total assets                                                                    $11,325,663                    $11,212,311
                                                                            =========================       =======================

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                                  $1,365,545                     $1,294,214
       Losses and loss adjustment expenses                                                   123,027                        115,794
       Ceded reinsurance balances payable                                                      4,082                          6,576
       Obligations under investment and payment agreements                                 4,432,908                      4,774,953
       Obligations under investment repurchase agreements                                  1,913,073                      1,181,810
       Deferred income taxes                                                                     -                          145,782
       Current income taxes                                                                   26,370                          6,949
       Debentures                                                                            423,979                        423,929
       Accrued interest payable                                                               83,019                         89,615
       Other liabilities                                                                     206,335                        262,423
       Payable to brokers and dealers                                                        650,000                        750,000
       Payable for securities purchased                                                       70,128                         64,176
                                                                            ------------------------        -----------------------
         Total liabilities                                                                 9,298,466                      9,116,221
                                                                            ------------------------        -----------------------

Stockholders' equity:
       Preferred stock                                                                             -                              -
       Common stock                                                                              707                            707
       Additional paid-in capital                                                            522,334                        519,305
       Accumulated other comprehensive income                                                (98,964)                       159,313
       Retained earnings                                                                   1,638,325                      1,449,832
       Common stock held in treasury at cost                                                 (35,205)                       (33,067)
                                                                            ------------------------        -----------------------
         Total stockholders' equity                                                        2,027,197                      2,096,090
                                                                            ------------------------        -----------------------
         Total liabilities and stockholders' equity                                      $11,325,663                    $11,212,311
                                                                            ========================        ========================

        See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
               For the Periods Ended September 30, 1999 and 1998
                   (Dollars in Thousands Except Share Data)

                                                                   Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                           ----------------------------------   ----------------------------------
                                                              1999               1998               1999               1998
                                                           -----------------------------------   ----------------------------------

Revenues:
  Financial Guarantee:
     Gross premiums written                                  $106,841            $88,731           $295,703          $254,260
     Ceded premiums written                                   (11,896)            (4,764)           (33,440)          (40,899)
                                                      ----------------   ----------------   ----------------   ---------------
     Net premiums written                                     $94,945            $83,967           $262,263          $213,361
                                                      ================   ================   ================   ===============


     Net premiums earned                                      $68,325            $50,143           $192,566          $156,645
     Net fees earned and other income                           1,720                385              4,304             2,585
     Net investment income                                     52,946             47,436            153,726           138,348
     Net realized (losses) gains                                  (62)               537             (5,542)            1,203
  Financial Management Services:
     Revenue                                                   12,097             13,541             37,947            39,027
     Net realized gains (losses)                                    8                156             (3,292)           (7,092)
  Other:
     Revenue                                                    2,164              4,450              8,587             9,853
     Net realized gains                                           -                  709                775             2,226
                                                      ----------------   ----------------   ----------------   ---------------
  Total revenues                                              137,198            117,357            389,071           342,795
                                                      ----------------   ----------------   ----------------   ---------------


Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                        3,000              1,500              8,000             4,500
     Underwriting and operating expenses                       11,976             11,844             35,765            35,052
  Financial Management Services                                 6,174              8,237             19,930            24,283
  Interest                                                      9,145              9,254             27,322            23,648
  Other                                                         1,520              1,323              4,735             5,403
                                                      ----------------   ----------------   ----------------   ---------------

       Total expenses                                          31,815             32,158             95,752            92,886
                                                      ----------------   ----------------   ----------------   ---------------

Income before income taxes                                    105,383             85,199            293,319           249,909
Provision for income taxes                                     25,581             19,817             69,354            58,073
                                                      ----------------   ----------------   ----------------   ---------------

       Net income                                             $79,802            $65,382           $223,965          $191,836
                                                      ================   ================   ================   ===============

       Net income per share                                     $1.14               $0.94              $3.20             $2.74
                                                      ================   ================   ================   ===============

       Net income per diluted share                             $1.12               $0.92              $3.14             $2.68
                                                      ================   ================   ================   ===============

Weighted average number of
  shares outstanding                                       69,911,638          69,823,032         69,902,757        69,959,334
                                                      ================   ================   ================   ===============

Weighted average number of diluted
  shares outstanding                                       71,337,017          71,389,724         71,367,987        71,509,315
                                                      ================   ================   ================   ===============

See accompanying Notes to Consolidated Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
             For The Nine Months Ended September 30, 1999 and 1998
                            (Dollars in Thousands)

                                                                                   1999                             1998
                                                                      --------------------------------    --------------------------
Retained Earnings:
     Balance at January 1                                                $1,449,832                        $1,262,740
     Net income                                                             223,965        $223,965           191,836   $191,836
                                                                                      ----------------                ------------
     Dividends declared - common stock                                      (21,672)                          (19,594)
     Exercise of stock options                                              (13,800)                          (24,798)
                                                                      ----------------                     ----------
     Balance at September 30                                             $1,638,325                        $1,410,184
                                                                      ----------------                     ----------

Accumulated Other Comprehensive Income:
     Balance at January 1                                                  $159,313                          $135,223
     Unrealized (losses) gains on securities, ($412,240),
      and $109,563, pre-tax in 1999 and 1998, respectively(1)                              (258,072)                      70,067
     Foreign currency (loss) gain                                                              (205)                         673
                                                                                      ----------------                -----------
     Other comprehensive (loss) income                                     (258,277)       (258,277)           70,740     70,740
                                                                      --------------------------------     ----------------------
     Comprehensive (loss) income                                                           ($34,312)                    $262,576
                                                                                      ================                ===========
     Balance at September 30                                               ($98,964)                         $205,963
                                                                      ----------------                     ----------

Preferred Stock:
     Balance at January 1 and September 30                                       $-                                 $-
                                                                      ----------------                     ------------

Common Stock:
     Balance at January 1 and September 30                                     $707                               $707
                                                                      ----------------                     ------------

Additional Paid-in Capital:
     Balance at January 1                                                  $519,305                           $500,107
     Exercise of stock options                                                3,029                             13,115
                                                                      ----------------                     ------------
     Balance at September 30                                               $522,334                           $513,222
                                                                      ----------------                     ------------

Common Stock Held in Treasury at Cost:
     Balance at January 1                                                  ($33,067)                          ($26,295)
     Cost of shares acquired                                                (16,643)                           (45,649)
     Shares issued under equity plans                                        14,505                             26,251
                                                                      ----------------                     ------------
     Balance at September 30                                               ($35,205)                          ($45,693)
                                                                      ----------------                     ------------


Total Stockholders' Equity at September 30                               $2,027,197                         $2,084,383
                                                                      ================                     ============

(1) Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period                   ($263,310)                           $78,711
Less: reclassification adjustment for net (losses) gains
    included in net income                                                   (5,238)                             8,644
                                                                      ----------------                      ----------
Net unrealized (losses) gains on securities                               ($258,072)                           $70,067
                                                                      ================                      ==========


See accompanying Notes to Consolidated Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
               For The Periods Ended September 30, 1999 and 1998
                            (Dollars in Thousands)

                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                              --------------------------------------

                                                                                                   1999                  1998
                                                                                              ----------------      ----------------
Cash flows from operating activities:
     Net income                                                                                      $223,965              $191,836
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                                      2,167                 1,785
     Amortization of bond premium and discount                                                         (3,809)               (3,948)
     Current income taxes                                                                              19,421                   939
     Deferred income taxes                                                                              3,515                (6,181)
     Deferred acquisition costs                                                                       (12,460)              (10,634)
     Unearned premiums, net                                                                            69,672                56,857
     Losses and loss adjustment expenses                                                                7,183                14,150
     Ceded reinsurance balances payable                                                                (2,494)               (5,482)
     Investment income due and accrued                                                                  9,346               (21,452)
     Accrued interest payable                                                                          (6,596)               18,545
     Losses on sales of investments                                                                     8,059                 3,663
     Interest rate swaps, at market                                                                   (22,448)               13,589
     Other, net                                                                                         3,383                 2,159
                                                                                              ----------------      ----------------
            Net cash provided by operating activities                                                 298,904               255,826
                                                                                              ----------------      ----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                                   1,930,672             1,347,504
     Proceeds from matured bonds                                                                    1,020,893               887,467
     Purchases of bonds                                                                            (3,650,767)           (3,423,562)
     Change in short-term investments                                                                 (70,887)              (33,708)
     Securities purchased under agreements to resell                                                  133,002              (251,335)
     Loans                                                                                            (12,994)             (175,948)
     Other, net                                                                                         9,868               (38,884)
                                                                                              ----------------      ----------------
            Net cash used in investing activities                                                    (640,213)           (1,688,466)
                                                                                              ----------------      ----------------

Cash flows from financing activities:
     Dividends paid                                                                                   (21,672)              (19,594)
     Proceeds from issuance of investment agreements                                                2,268,867             2,670,496
     Payments for investment agreement draws                                                       (1,913,267)           (1,568,146)
     Proceeds from issuance of debentures                                                                   -               193,700
     Payment agreements                                                                                12,994               175,948
     Proceeds from sale of treasury stock                                                              14,505                26,251
     Purchases of treasury stock                                                                      (16,643)              (45,649)
                                                                                              ----------------      ----------------
            Net cash provided by financing activities                                                 344,784             1,433,006
                                                                                              ----------------      ----------------

Net cash flow                                                                                           3,475                   366
Cash at January 1                                                                                       8,239                 9,256
                                                                                              ----------------      ----------------
     Cash at September 30                                                                             $11,714                $9,622
                                                                                              ================      ================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                                              $43,599               $53,338
                                                                                              ================      ================
            Interest expense on debt                                                                  $29,569               $25,934
                                                                                              ================      ================
            Interest expense on investment agreements                                                $220,929              $179,610
                                                                                              ================      ================

    See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements


(1)    Basis of Presentation

     Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guarantees and financial management services to clients in both the public and private sectors around the world. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading provider of financial guarantees for municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc. The Company, through its subsidiaries, also provides investment agreements, interest rate swaps and investment advisory and cash management services, primarily to states, municipalities and municipal authorities.

          The Company's consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission (the "Commission") on March 30, 1999, (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, which was filed with the Commission on May 12, 1999, and (iii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, which was filed with the Commission on August 13, 1999.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

(2)  Segment Information

     The Company has two reportable segments, as follows: (1) Financial Guarantee, which guarantees municipal and structured finance obligations; and
(2) Financial Management Services, which provides investment agreements, interest rate swaps, and investment advisory and cash management services. During the fourth quarter of 1998, the Company discontinued its operations relating to electronic commerce applications for the municipal marketplace.

(Dollars in thousands)

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

     The following tables summarize the financial information by reportable segment as of and for the three and nine-month periods ended September 30, 1999 and 1998:

                                                            Financial
                                          Financial        Management         Corporate          Intersegment
Three months ended September 30,         Guarantee          Services          And Other          Eliminations         Consolidated
                                     -----------------  ---------------    ----------------    -----------------     -------------
1999:
 Revenues:
  Unaffiliated customers..........      $  122,929          $    12,105         $  2,164                  $ -           $   137,198
  Intersegment....................             758                 (846)          13,148              (13,060)                    -
                                     -------------    -----------------------------------   -------------------  ------------------
 Total revenues...................      $  123,687          $    11,259         $ 15,312             ($13,060)          $   137,198
                                     -------------    -----------------------------------   -------------------  ------------------
 Income before income taxes:
  Unaffiliated customers..........      $  107,953          $     5,931          ($8,501)                 $ -           $   105,383
  Intersegment....................           1,164               (1,023)          13,148              (13,289)                    -
                                     -------------      -----------------   --------------   ------------------- ------------------
 Total income before income taxes.      $  109,117           $    4,908         $  4,647             ($13,289)          $   105,383
                                     -------------      -----------------   --------------   ------------------- ------------------
 Identifiable assets..............      $3,952,407           $7,217,599         $155,657                  $ -           $11,325,663
                                     -------------      -----------------   --------------   ------------------- ------------------
1998:
Revenues:
  Unaffiliated customers..........      $   98,501           $   13,697         $  5,159                  $ -           $   117,357
  Intersegment....................             650                 (691)          12,162              (12,121)                    -
                                     -------------       ----------------   --------------   ------------------- ------------------
Total revenues....................      $   99,151           $   13,006         $ 17,321             ($12,121)          $   117,357
                                     -------------       ----------------   --------------   ------------------- ------------------
Income before income taxes:
  Unaffiliated customers..........      $   85,157           $    5,460          ($5,418)                 $ -           $    85,199
  Intersegment....................             660                 (976)          12,162              (11,846)                   -
                                     -------------        ---------------   --------------   ------------------- ------------------
Total income before income taxes..      $   85,817           $    4,484         $  6,744             ($11,846)          $    85,199
                                     -------------        ---------------   --------------   ------------------- ------------------
Identifiable assets...............      $3,812,399           $7,010,293         $269,014                  $ -           $11,091,706
                                     -------------        ---------------   --------------   ------------------- ------------------

(Dollars in thousands)

                                                             Financial
                                          Financial         Management            Corporate         Intersegment
Nine months ended September 30,           Guarantee          Services             And Other         Eliminations       Consolidated
                                     -----------------    -----------------     ----------------  -----------------   -------------
1999:
 Revenues:
   Unaffiliated customers.........       $  345,054         $   34,655            $   9,362           $        -       $   389,071
   Intersegment...................            2,300             (2,586)              39,491              (39,205)                -
                                     ---------------      --------------------------------------     ------------      ------------
 Total revenues...................       $  347,354         $   32,069            $  48,853             ($39,205)      $   389,071
                                     ---------------      --------------------------------------     ------------      ------------
 Income before income taxes:
   Unaffiliated customers.........       $  301,289         $   14,725             ($22,695)          $        -       $   293,319
   Intersegment...................            2,848             (2,990)              39,491              (39,349)                -
                                     ---------------      -----------------     ----------------     -------------     ------------
 Total income before income taxes.       $  304,137         $   11,735            $  16,796             ($39,349)      $   293,319
                                     ---------------      -----------------     ----------------     -------------     ------------
 Identifiable assets                     $3,952,407         $7,217,599            $ 155,657           $       -        $11,325,663
                                     ---------------      -----------------     ----------------     -------------     ------------

1998:
 Revenues:
   Unaffiliated customers.........       $  298,781         $   31,935            $  12,079           $       -        $   342,795
   Intersegment...................            2,013             (1,996)              36,315              (36,332)                -
                                     ---------------    -----------------     ----------------     -----------------   -----------
 Total revenues...................       $  300,794         $   29,939            $  48,394             ($36,332)      $   342,795
                                     ---------------    -----------------     ----------------     -----------------   -----------
 Income before income taxes:
   Unaffiliated customers.........       $  259,229         $    7,652             ($16,972)          $        -       $   249,909
   Intersegment...................            2,013             (3,040)              36,315              (35,288)                -
                                     ---------------    -----------------     ----------------     -----------------   -----------
 Total income before income taxes.       $  261,242         $    4,612            $  19,343             ($35,288)      $   249,909
                                     ---------------    -----------------     ----------------     -----------------   -----------
 Identifiable assets                     $3,812,399         $7,010,293            $ 269,014           $        -       $11,091,706
                                     ---------------    -----------------     ----------------     -----------------   -----------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and nine-month periods ended September 30, 1999 and 1998.

                                                               Three Months                                Nine Months
                                               -------------------------------------------   --------------------------------------
                                                 Gross Premiums          Net  Premiums         Gross Premiums        Net  Premiums
                                                   Written                Earned                  Written                Earned
                                               ---------------------   -------------------    ------------------    ---------------
1999:

    United States..............................           $ 97,228               $60,468                 $254,231         $171,789
    United Kingdom.............................                388                   851                   15,585            2,259
    Japan......................................              1,235                 1,037                    3,723            3,504
    France.....................................                833                   341                    1,914              772
    Australia..................................                183                   419                      729            1,085
    Mexico.....................................              3,533                 1,431                    7,469            3,263
    Internationally diversified (1)............              2,363                 2,051                    7,838            5,568
    Other international........................              1,078                 1,727                    4,214            4,326
                                               ---------------------   -------------------    --------------------- --------------

        Total..................................           $106,841               $68,325                 $295,703         $192,566
                                               ---------------------   -------------------    --------------------- --------------
1998:

    United States..............................           $ 81,767               $46,598                 $214,101         $147,197
    United Kingdom.............................                 19                   442                   19,842            1,162
    Japan......................................                987                   528                    3,387            1,632
    France.....................................                185                   427                      954            1,339
    Australia..................................              4,259                   161                   11,916              354
    Mexico.....................................                190                   190                      190              190
    Internationally diversified (1)............              1,180                   868                    2,768            2,245
    Other international........................                144                   929                    1,102            2,526
                                               ---------------------   -------------------    --------------------- --------------

        Total..................................           $ 88,731               $50,143                 $254,260         $156,645
                                               ---------------------   -------------------    --------------------- --------------

(1) Internationally diversified represents insured policies with multiple locations of risk.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and nine month periods ended September 30, 1999 and 1998, and its financial condition as of September 30, 1999 and December 31, 1998. These results include the Company's two reportable segments: Financial Guarantee and Financial Management Services.

     Materials in this Form 10-Q may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give our expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

     Any or all of our forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining our actual future results. Our actual results may vary materially, and there are no guarantees about the performance of the Company's stock. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws, and (6) other risks and uncertainties that have not been identified at this time. Ambac undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the SEC.

Results of Operations

     Consolidated Net Income

     The Company's net income for the three months ended September 30, 1999 was $79.8 million or $1.12 per diluted share. This represents a 22% increase from the three months ended September 30, 1998 net income of $65.4 million or $0.92 per diluted share. This increase in net income was largely attributable to higher Financial Guarantee operating income driven by a $24.4 million, or 25%, increase in revenues. The Company's net income for the nine months ended September 30, 1999 was $224.0 million or $3.14 per diluted share. This represents an increase of 17% from the comparable prior period net income of $191.8 million or $2.68 per diluted share. This increase in net income was largely attributable to higher Financial Guarantee operating income driven by a $46.3 million, or 15%, increase in revenues.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Financial Guarantee

     The Company provides financial guarantees through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Ambac Assurance serves clients in international markets through its wholly-owned subsidiary Ambac Assurance UK Limited and through its participation in a joint venture with MBIA Insurance Corporation, MBIA.AMBAC International (the "JV arrangement"). Ambac Assurance, through its wholly owned subsidiary, Ambac Credit Products ("ACP"), also issues structured credit derivatives.

     Gross Par Written.  Ambac Assurance insured $19.7 billion in par value
     ------------------
bonds during the three months ended September 30, 1999 and $56.3 billion in par value bonds during the nine months ended September 30, 1999, an increase of 37% from $14.4 billion in the three months ended September 30, 1998 and an increase of 24% from $45.3 billion in par value bonds during the nine months ended September 30, 1998. Par value written for the third quarter of 1999 was comprised of $7.8 billion from municipal bond obligations, $10.4 billion from structured finance obligations and $1.6 billion from international obligations, compared to $8.5 billion, $5.1 billion and $0.8 billion, respectively, in the third quarter of 1998. Par value written for the nine months ended September 30, 1999 was comprised of $24.4 billion from municipal bond obligations, $26.7 billion from structured finance obligations and $5.1 billion from international obligations, compared to $26.2 billion, $16.1 billion and $3.0 billion, respectively, in the nine months ended September 30, 1998. Insured municipal obligations for the three and nine-month periods ended September 30, 1999 were affected by declines of 18% and 21%, respectively, in total issuance. The decline in issuance in 1999 has been partially offset by an overall increase in Ambac's municipal market share. The increases in insured structured finance obligations during the three and nine-month periods ended September 30, 1999, were principally in the mortgage-backed and asset-backed sectors.

     Management anticipates, based on growth experienced in the last few years, that in the foreseeable future, the structured finance and international markets may grow more rapidly than the municipal market. Management believes that these markets may see large quarterly variances primarily due to general market conditions and the developmental nature of these markets.

     Gross Premiums Written. Gross premiums written for the three and nine-
     -----------------------
month periods ended September 30, 1999 were $106.8 million and $295.7 million, respectively, increases of 20% and 16% from $88.7 million and $254.3 million, in the three and nine-month periods ended September 30, 1998, respectively. Increased business activity in structured finance transactions, especially mortgage-backed and asset-backed transactions, has spurred the increase. Additionally, on the municipal side, improved market premium rates as well as Ambac's increased market share during the first nine months of 1999 has more than offset the overall decline in municipal market issuance when compared to the first nine months of 1998. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


                                                                                   Three Months Ended September 30,
                                                                 ------------------------------------------------------------------
(Dollars in Millions)                                                          1999                                1998
                                                                 -------------------------------    -------------------------------
                                                                     Gross             Gross              Gross             Gross
                                                                    Premiums            Par             Premiums             Par
                                                                    Written           Written            Written           Written
                                                                 -------------    --------------    ---------------    ------------
Municipal finance:
Up-front:
   New issue...................................................         $ 69.0           $ 6,725              $66.4         $7,717
   Secondary market............................................            4.0               303                1.6            196
                                                                 -------------    --------------    ---------------    ------------
    Sub-total up-front.........................................           73.0             7,028               68.0          7,913
    Installment:...............................................            4.2               746                4.0            577
                                                                 -------------    --------------    ---------------    ------------
      Total municipal finance..................................           77.2             7,774               72.0          8,490
                                                                 -------------    --------------    ---------------    ------------
Structured finance:
   Up-front....................................................              -                 -                0.2          1,526
   Installment.................................................           20.0            10,396                9.5          3,601
                                                                 -------------    --------------    ---------------    ------------
        Total structured finance...............................           20.0            10,396                9.7          5,127
                                                                 -------------    --------------    ---------------    ------------
International(1):
         Up-front..............................................            0.7                73                4.3            228
         Installment...........................................            8.9             1,489                2.7            575
                                                                 -------------    --------------    ---------------    ------------
          Total  international.................................            9.6             1,562                7.0            803
                                                                 -------------    --------------    ---------------    ------------
         Total.................................................         $106.8           $19,732              $88.7        $14,420
                                                                 =============    ==============    ===============    ============

Total up-front.................................................         $ 73.7           $ 7,101              $72.5        $ 9,667
Total installment..............................................           33.1            12,631               16.2          4,753
                                                                 -------------    --------------    ---------------    ------------
         Total.................................................         $106.8           $19,732              $88.7        $14,420
                                                                 =============    ==============    ===============    ============


                                                                                    Nine Months Ended September 30,
                                                                 -------------------------------------------------------------------
(Dollars in Millions)                                                          1999                                 1998
                                                                 --------------------------------    -------------------------------
                                                                      Gross             Gross              Gross             Gross
                                                                    Premiums             Par             Premiums             Par
                                                                     Written           Written            Written           Written
                                                                 --------------    --------------    ---------------    ------------
Municipal finance:
Up-front:
   New issue...................................................          $183.7           $20,826             $165.7        $22,980
   Secondary market............................................             7.9               933               12.3          1,152
                                                                 --------------    --------------    ---------------    ------------
    Sub-total up-front.........................................           191.6            21,759              178.0         24,132
    Installment:...............................................            15.1             2,666               10.8          2,050
                                                                 --------------    --------------    ---------------    ------------
      Total municipal finance..................................           206.7            24,425              188.8         26,182
                                                                 --------------    --------------    ---------------    ------------
Structured finance:
   Up-front....................................................             0.5                36                1.0          1,823
   Installment.................................................            47.0            26,712               24.3         14,247
                                                                 --------------    --------------    ---------------    ------------
        Total structured finance...............................            47.5            26,748               25.3         16,070
                                                                 --------------    --------------    ---------------    ------------
International(1):
         Up-front..............................................            18.9               349               32.7            934
         Installment...........................................            22.6             4,749                7.5          2,100
                                                                 --------------    --------------    ---------------    ------------
          Total  international.................................            41.5             5,098               40.2          3,034
                                                                 --------------    --------------    ---------------    ------------
         Total.................................................          $295.7           $56,271             $254.3        $45,286
                                                                 ==============    ==============    ===============   =============

Total up-front.................................................          $211.0           $22,144             $211.7        $26,889
Total installment..............................................            84.7            34,127               42.6         18,397
                                                                 --------------    --------------    ---------------    ------------
         Total.................................................          $295.7           $56,271             $254.3        $45,286
                                                                 ==============    ==============    ===============    ============

(1) Gross par written excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $538.9 million and $80.0 million for the three months ended September 30, 1999 and 1998, respectively, and $2,685.3 million and $1,111.1 million for the nine months ended September 30, 1999 and 1998, respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



     Ceded Premiums Written. Ceded premiums written for the three and nine
     -----------------------
months ended September 30, 1999 were $11.9 million and $33.4 million, respectively, an increase of 148% from $4.8 million in the three months ended September 30, 1998 and a decrease of 18% from $40.9 million in the nine months ended September 30, 1998. The increase in ceded premiums written for the third quarter of 1999 is primarily due to increased ceded premiums written on international policies via the JV arrangement with MBIA as well as a higher quarterly cede of municipal business written. The decrease in ceded premiums written for the nine months ended September 30, 1999 is primarily due to the one-time cede of $11.3 million of the portfolio purchased through the acquisition of Connie Lee Insurance Company ("Connie Lee") during the first quarter of 1998 as well as the overall decrease in international premiums ceded under the JV arrangement during the first quarter of 1999 as compared to the first quarter of 1998. Ceded premiums written were 11.1% and 11.3% of gross premiums written for the three and nine months ended September 30, 1999, respectively, compared with 5.4% and 11.6% (excluding the one-time cede of the Connie Lee portfolio in 1998) for the three and nine months ended September 30, 1998, respectively.

     Net Premiums Written. Net premiums written for the three and nine months
     ---------------------
ended September 30, 1999 were $94.9 million and $262.3 million, respectively. The increase of 13% from $84.0 million in the three months ended September 30, 1998 reflects the higher gross premiums written partially offset by the increased ceded premiums. The increase of 23% from $213.4 million in the nine months ended September 30, 1998 reflects the higher gross premiums written as well as the substantial decrease in premiums ceded to reinsurers during the first quarter of 1999, compared with the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three and nine months
     --------------------
ended September 30, 1999 were $68.3 million and $192.6 million, respectively, an increase of 36% from $50.1 million in the three months ended September 30, 1998, and an increase of 23% from $156.6 million in the nine months ended September 30, 1998. These increases were primarily the result of increased normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") during the periods. Normal net premiums earned increased 41% from $43.2 million in the third quarter of 1998 to $60.9 million in the third quarter of 1999. Normal net premiums earned for the nine months ended September 30, 1999 were $164.8 million, an increase of 38% from $119.5 million in the nine months ended September 30, 1998. The increases in normal net premiums earned resulted from strong business written in all areas, particularly structured and international finance.

     Net premiums earned include accelerated premiums that result from refundings. When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and nine months ended September 30, 1999 included $7.4 million (which had a net income per diluted share effect of $0.06) and $27.7 million (which had a net income per diluted share effect of $0.22), respectively, from refundings. Net premiums earned in the three and nine months ended September 30, 1998 included $6.9 million (which had a net income per diluted share effect of $0.06) and $37.1 million (which had a net income per diluted share effect of $0.30), respectively, from refundings.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Net Investment Income. Net investment income for the three and nine months
     ----------------------
ended September 30, 1999 were $52.9 million and $153.7 million, respectively, an increase of 12% from $47.4 million in the three months ended September 30, 1998 and an increase of 11% from $138.3 million in the nine months ended September 30, 1998. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations. Additionally, investment income grew in the third quarter of 1999 compared with the corresponding prior period due to a capital contribution of $100 million from the parent company to Ambac Assurance in April 1999. Ambac Assurance's investments in tax-exempt securities amounted to 73% of the total market value of its portfolio as of September 30, 1999, versus 72% at September 30, 1998. The average pre-tax yield-to-maturity on the investment portfolio was 6.05% and 6.33% as of September 30, 1999 and 1998, respectively.

     Net Realized Gains (Losses). Net realized losses were $0.1 million for the
     ----------------------------
three months ended September 30, 1999, compared to $0.5 million in net realized gains for the comparative prior period in 1998. Net realized losses were $5.5 million for the nine months ended September 30, 1999, compared to net realized gains of $1.2 million for the nine months ended September 30, 1998.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three and nine months ended September 30, 1999 were $3.0 million and $8.0 million, respectively, compared to $1.5 million and $4.5 million for the three and nine months ended September 30, 1998, respectively. The increase is due to increased business written. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the insured portfolio. There has been no salvage received during 1999, compared to $3.7 million and $10.9 million for the three and nine months ended September 30, 1998, respectively.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three and nine months ended September 30, 1999 were $12.0 million and $35.8 million, respectively, representing increases of 2% from $11.8 million and $35.1 million in the three and nine months ended September 30, 1998. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and nine-month periods ended September 30, 1999, gross underwriting and operating expenses were $18.5 million and $54.3 million, respectively, an increase of 2% from $18.2 million in the three months ended September 30, 1998 and an increase of 8% from $50.1 million in the nine months ended September 30, 1998. These increases reflect the overall increased business activity during the period. Underwriting and operating expenses deferred for the three and nine months ended September 30, 1999 were $11.6 million and $33.3 million, respectively, compared to $10.4 million and $28.1 million for the three and nine months ended September 30, 1998, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 1999 were $5.6 million and $15.3 million, respectively, compared to $4.2 million and $13.6 million for the three and nine months ended September 30, 1998, respectively.

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

     Revenues. Revenues, net of realized gains and losses, for the three and
     ---------
nine months ended September 30, 1999 were $12.1 million and $37.9 million, respectively, down 10% from $13.5 million for the three months ended September 30, 1998 and 3% from $39.0 million in the nine months ended September 30, 1998. Continuing the trend from the first two quarters of 1999, higher investment agreement revenue ($6.2 million in the third quarter of 1999, up 35% from $4.6 million in the third quarter of 1998), was offset by lower interest rate swap revenue ($2.9 million in the third quarter of 1999, down 50% from $5.8 million in the third quarter of 1998).

     Expenses. Expenses for the three and nine months ended September 30, 1999
     ---------
were $6.2 million and $19.9 million, respectively, down 24% from $8.2 million for the three months ended September 30, 1998 and down 18% from $24.3 million for the nine months ended September 30, 1998. These decreases were primarily due to savings related to the fourth quarter 1998 closing of Ambac Connect, Inc., a former electronic commerce subsidiary.

     Corporate Items

     Interest Expense. Interest expense for the three and nine months ended
     -----------------
September 30, 1999 were $9.1 million and $27.3 million, respectively, compared to $9.3 million and $23.6 million for the three and nine months ended September 30, 1998, respectively. The increase in interest expense for the nine-month period ended September 30, 1999, compared with the corresponding prior period is due to the $200 million debt issuance in April 1998.

     Income Taxes. Income taxes for the three and nine months ended September
     -------------
30, 1999 were at an effective rate of 24.3% and 23.6%, respectively, versus 23.3% and 23.2% for the three and nine months ended September 30, 1998.

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

     Core Earnings. Core earnings for the three and nine months ended September
     --------------
30, 1999 were $75.6 million and $213.4 million, respectively, an increase of 25% from $60.5 million for the three months ended September 30, 1998 and an increase of 23% from $173.1 million for the nine months ended September 30, 1998. These increases in core earnings were primarily the result of higher normal net premiums earned from the growth in the insurance book of

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


business and higher net investment income from insurance operations. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

     Operating Earnings. Operating earnings for the three and nine months ended
     -------------------
September 30, 1999 were $79.8 million and $229.2 million, respectively, an increase of 24% from $64.5 million in the three months ended September 30, 1998 and an increase of 18% from $194.2 million in the nine months ended September 30, 1998. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and nine months ended September 30, 1999 and 1998:

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          --------------------------------------------
(Dollars in Millions)                                         1999        1998        1999       1998
                                                          --------------------------------------------

Net Income................................................    $79.8       $65.4      $224.0     $191.8

Net realized losses (gains), after tax....................        -        (0.9)        5.2        2.4
                                                          --------------------------------------------

   Operating earnings.....................................     79.8        64.5       229.2      194.2

Premiums earned from refundings, calls and other
 accelerations, after tax.................................     (4.2)       (4.0)      (15.8)     (21.1)

                                                          --------------------------------------------

   Core earnings..........................................    $75.6       $60.5      $213.4     $173.1
                                                          ============================================

     There were 71.3 million and 71.4 million weighted-average diluted shares outstanding during the three and nine months ended September 30, 1999, respectively. The weighted-average number of diluted shares outstanding during the three and nine months ended September 30, 1998 were 71.4 million and 71.5 million, respectively.

     Adjusted Gross Premiums Written. The Company defines adjusted gross
     --------------------------------
premiums written as gross up-front premiums written plus the present value of estimated future installment premiums written on insurance policies and structured credit derivatives issued in the period. While a majority of premiums are collected up-front at policy issuance, a growing portion of premiums is collected on an installment basis. Adjusted gross premiums written for the three and nine months ended September 30, 1999 were $164.6 million and $429.8 million, respectively, up 46% from $113.0 million in the three months ended September 30, 1998 and up 37% from $312.7 million in the nine months ended September 30, 1998. The increases in the third quarter of 1999, as well as the nine-month period ended September 30, 1999 were primarily due to the increase in installment premiums written on structured finance transactions, especially on mortgage-backed and asset-backed securities. The present value of future installment premiums written for the three and nine months ended September 30, 1999 was $90.9 million and $227.6 million, respectively, an increase of 123% from $40.8 million written in the third quarter of 1998 and an increase of 102% from $112.4 million written in the nine months ended September 30, 1998. The aggregate net present value of estimated future installment premiums was $497.1 million and $308.4 million as of September 30, 1999 and December 31, 1998, respectively. At September 30, 1999, the rate used to discount future installment premiums was changed from 9% to 7%. The prior period's estimate of present value of future installment premiums has not been restated.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three and nine months ended September 30, 1999 and 1998:

                                                  Three Months Ended September 30,              Nine Months Ended September 30,
                                              -----------------------------------------       -----------------------------------
(Dollars in Millions)                           1999            %         1998       %         1999       %       1998         %
                                             ------------    -----     ---------  -----       -----      --     -------      ----
Municipal Finance:
Up-front:
   New issue...........................         $  69.0          42%      $ 66.4     59%     $183.7      43%     $165.7      53%
   Secondary market....................             4.0           2          1.6      1         8.0       2        12.3       4
                                               --------        -----      ------  -----     -------     ----     ------    ----
    Sub-total up-front.................            73.0          44         68.0     60       191.7      45       178.0      57
    Installment........................             9.7           6          4.0      4        33.3       7        15.8       5
                                               --------        -----      ------  -----     -------    ----     -------    ----
      Total Municipal Finance..........            82.7          50         72.0     64       225.0      52       193.8      62
                                               --------        -----      ------  -----     -------    ----     -------    ----

Structured Finance:
   Up-front............................               -           -          0.2      -         0.5       -         1.0      -
   Installment.........................            46.0          28         17.8     16       123.1      29        48.2     16
                                               --------        -----      ------  -----     -------    ----     -------    ----
     Total Structured Finance..........            46.0          28         18.0     16       123.6      29        49.2     16
                                               --------        -----      ------  -----     -------    ----     -------    ----

International (1):
         Up-front......................             0.7           1         4.0       4        10.0       2        21.3      7
         Installment...................            35.2          21        19.0      16        71.2      17        48.4     15
                                               --------        -----      ------  -----     -------    ----     -------   ----

     Total  International..............            35.9          22        23.0      20        81.2      19        69.7     22
                                               --------        -----      ------  -----     -------    ----     -------   ----

Total adjusted gross premiums..........          $164.6         100%     $113.0     100%     $429.8     100%     $312.7    100%
                                               --------        -----      ------  -----     -------     ----     ------    ----

Total up-front.........................          $ 73.7          45%     $ 72.2      64%     $202.2     47%      $200.3     64%
Total installment......................            90.9          55        40.8      36       227.6     53        112.4     36
                                               --------        -----      ------  -----      ------     ----     ------    ----
Total  adjusted gross premiums.........          $164.6         100%     $113.0     100%     $429.8     100%     $312.7    100%
                                               --------        -----      ------  -----      ------     ----     ------    ----


(1) Excludes amounts ceded to MBIA Insurance Corporation under our international joint venture of $13.4 million and $1.9 million for the three months ended September 30, 1999 and 1998, respectively, and $43.2 million and $17.4 million for the nine months ended September 30, 1999 and 1998, respectively.


     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     --------------------
5% to $44.22 at September 30, 1999 compared to $41.98 at December 31, 1998. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV. At September 30, 1999, the rate used to discount future installment premiums was changed from 9% to 7%. The prior period's estimate of present value of future installment premiums has not been restated. The ABV was positively affected by the Company's net income for the nine-month period ended September 30, 1999, the increase in the after-tax present value of estimated net future installment premiums, net unearned premium reserve and the unrealized gain on investment agreement liabilities during the period, partially offset by the negative effect of the change in the after-tax unrealized gain/loss in the investment portfolio (included in book value), which went from a net unrealized gain of $159.0 million at December 31, 1998, to a net unrealized loss of $99.1 million at September 30, 1999.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


     The following table reconciles book value per share to ABV per share as of September 30, 1999 and December 31, 1998:

                                                                               September 30,             December 31,
                                                                                    1999                     1998
                                                                           -------------------      -------------------

Book value per share..................................................             $28.99                   $29.97
After-tax value of:
  Net unearned premium reserve........................................              10.82                    10.17
  Deferred acquisition costs..........................................              (1.23)                   (1.12)
  Present value of installment premiums...............................               4.62                     2.86
  Unrealized gain on investment agreement liabilities.................               1.02                     0.10
                                                                           -------------------      -------------------
Adjusted book value per share.........................................             $44.22                   $41.98
                                                                           ===================      ===================

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 1999, Ambac Assurance paid dividends of $39.0 million on its common stock to the Company.

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

     Credit Facilities.  The Company and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 2000 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of September 30, 1999 and December 31, 1998, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of a seven-year irrevocable limited recourse credit facility from a group of high quality banks. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayment of amounts drawn under the facility is limited primarily to the amount of any recoveries of losses related to policy obligations. On May 3, 1999, total third party capital support was increased from $555 million to $575 million. The line expires in December 2005. As of September 30, 1999 and December 31, 1998, no amounts were outstanding under this facility.

     ACP has a revolving credit facility with one major international bank for $50 million, which expires in June 2000 and provides a three-year term loan provision. The facility is available to ACP for general corporate purposes, including payments in regard to its credit derivatives activities. The credit facility became effective on July 1, 1999. As of September 30, 1999, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the nine months ended September 30, 1999, the Company acquired approximately 307,000 shares for an aggregate amount of $16.6 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,555,000 shares for an aggregate amount of $159.3 million.

     Balance Sheet. As of September 30, 1999, the fair value of the Company's
     --------------
consolidated investment portfolio was $9.08 billion, an increase of 4% from $8.75 billion at December 31, 1998. This increase was primarily due to the increased volume in investment and payment agreements and cash flow from financial guarantee operations largely offset by declines in the market values of the investment portfolios resulting from higher interest rates during the period.

     Cash Flows. Net cash provided by operating activities was $298.9 million
     -----------
and $255.8 million during the nine months ended September 30, 1999 and 1998, respectively. These cash flows were primarily provided from financial guarantee operations.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     Net cash provided by financing activities was $344.8 million during the nine months ended September 30, 1999, $355.6 million was from investment agreements issued (net of draws paid). For the nine months ended September 30, 1998, $1,433.0 million was provided in financing activities, of which $1,102.4 million was from investment agreements issued (net of draws paid).

     Net cash used in investing activities was $640.2 million during the nine months ended September 30, 1999, $3,650.8 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $2,951.6 million. For the nine months ended September 30, 1998, $1,688.5 million was used in investing activities, $3,423.6 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $2,235.0 million.

     Material Commitments. The Company has made no commitments for material
     ---------------------
capital expenditures within the next twelve months.

     Year 2000. The issue commonly known as the Y2K problem ("Y2K") relates to
     ----------
whether computer programs and embedded computer chips will be able to distinguish between the year 1900 and the year 2000. In 1998, the Company commenced an initiative to assess and address any risks posed by the Y2K problem. This initiative was a high priority undertaking and considered crucial to the operation of the Company's businesses. Pursuant to this initiative, the Company assessed the risks to its businesses related to the functionality of its own computer systems and those of third parties. All phases of the initiative have been completed and the Company has addressed any problems brought to light as a result of the initiative.

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

     The Company's principal Y2K risks were grouped into four categories:

     (1) Company's Internal Systems Risk. This is the risk that the Company does not successfully ready its operations for the next century. The Company, like other financial

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

     institutions, is heavily dependent upon its computer systems. Y2K problems in the Company's internal systems could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could adversely affect the Company's operations. Although findings indicate that the systems supporting the Company's internal operations will be compliant, management has nevertheless developed contingent procedures in the event its critical systems should fail. These procedures are being tested and are expected to be satisfactory.

     (2) Third Party Risk. This is the risk of disruption of Company operations due to operational failures of third parties. Computer failure of third parties may also jeopardize Company operations, but how seriously depends on the nature and duration of such failures. Such third parties could include suppliers of telecommunications, electric power suppliers, and services provided by governmental agencies. Based on the results of its inquiries to third parties, the Company does not expect significant disruptions related to the Y2K failure of its suppliers.

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

     (4) Financial Institution Risk. Financial institution risk includes the risk of Y2K systems-related failures by the trustees or paying agents on transactions insured by one of the insurance companies. The Company relies on the operating systems of such trustees to identify the correct interest payment dates, calculate the correct payments and, through various payment systems, to move the funds to the bondholders. This risk is mitigated by the fact that the insurance companies' obligation to pay claims is related to the creditworthiness of the issuer and not the trustee. However, to minimize payment disruption and identify potential future problems, the Company requested compliance statements from certain trustees or paying agents of its insured transactions, reviewed the appropriate publicly available disclosures and monitored the activities of the banking regulatory agencies for Y2K developments. Additionally, financial institution risk relates to custodians of securities held for its own account and the accounts of others. The securities settlement and custody systems deemed critical to the conduct of the Company's operations have been tested. Based on the results of its reviews and inquiries, the Company believes that the likelihood of system failure by a third party financial institution is minimal.

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

     The Company, through its subsidiary Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, AFSLP will experience a mark-to-market gain or loss. The AFSLP swap portfolio is considered held for trading purposes. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. An independent market risk management group within the Company monitors trading risk limits and, together with senior management, is involved in the application of risk measurement methodologies.

PART II - OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

   Exhibit
   Number             Description
 -----------        ---------------------------------------------

     10.26 Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 and amended and restated as of October 26, 1999.

     10.27 Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999.

     27.00           Financial Data Schedule.

     99.04 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 1999 and December 31, 1998 and for the periods ended September 30, 1999 and 1998.

(b)  Reports on Form 8-K:

     There was no reports on Form 8-K filed during the third quarter of 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   November 12, 1999          By: /s/ Frank J. Bivona
                                        ----------------------
                                         Frank J. Bivona
                                         Executive Vice President and Chief
                                         Financial Officer  (Principal Financial
                                         and Accounting Officer and Duly
                                         Authorized Officer)

                               INDEX TO EXHIBITS




  Exhibit
   Number                 Description
-----------------       -----------------------------------------------------

        10.26 Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 and amended and restated as of October 26, 1999.

        10.27 Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999.

        27.00             Financial Data Schedule.

        99.04 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 1999 and December 31, 1998 and for the periods ended September 30, 1999 and 1998.