Form 10-K405
period 1999-12-31
AMBAC FINANCIAL GROUP INC
filed 2000-03-30
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 1999                                                        1-10777

                          Ambac Financial Group, Inc.
             (Exact name of Registrant as specified in its charter)

       Delaware                                            13-3621676
(State of incorporation)                      (I.R.S. employer identification


One State Street Plaza
New York, New York                                              10004
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2000 was $3,026,518,517 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 14, 2000, which was $43.938). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

    As of March 14, 2000, 69,788,425 shares of Common Stock, par value $0.01 per share, (net of 891,959 treasury shares) were outstanding.

                      Documents Incorporated By Reference

    Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant's Proxy Statement dated March 31, 2000 in connection with the Annual Meeting of Stockholders to be held on May 10, 2000 are incorporated by reference into Part III hereof.

                                 TABLE OF CONTENTS

                                                                                Page
                                                                                ----
PART I
Item 1.      Business.........................................................    1

Item 2.      Properties.......................................................   25

Item 3.      Legal Proceedings................................................   25

Item 4.      Submission of Matters to a
             Vote of Security Holders.........................................   25

PART II
Item 5.      Market for Registrant's Common
             Equity and Related Stockholder Matters...........................   26

Item 6.      Selected Financial Data..........................................   26

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................   26

Item 7A.     Quantitative and Qualitative Disclosures                            26
             About Market Risk................................................

Item 8.      Financial Statements and Supplementary Data......................   26

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure..............................   26

PART III
Item 10.     Directors and Executive Officers
             of the Registrant................................................   27

Item 11.     Executive Compensation...........................................   27

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management.................................   27

Item 13.     Certain Relationships and
             Related Transactions.............................................   27
PART IV
Item 14.     Exhibits, Financial Statement
             Schedules, and Reports on Form 8-K...............................   27

SIGNATURES....................................................................   33

FINANCIAL STATEMENT SCHEDULES.................................................  S-1

                                    Part I

Item 1. Business.

GENERAL

     Ambac Financial Group, Inc. (the "Company"), headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. The Company was incorporated on April 29, 1991. The Company provides financial guarantees for municipal and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Through its financial services subsidiaries, the Company provides investment agreements, interest rate swaps, investment advisory and cash management services, primarily to states, municipalities and their authorities.

     Ambac Assurance is primarily engaged in guaranteeing municipal and structured finance obligations and is the successor of the oldest municipal bond insurance company, which wrote the first municipal bond insurance policy in 1971. Financial guarantee products written by Ambac Assurance in both the primary and secondary markets guarantee payment when due of the principal of and interest on the guaranteed obligation. In the case of a default on a guaranteed obligation, payments under the financial guarantee policy may not be accelerated by the policyholder without Ambac Assurance's consent. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio, which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and obligor. As of December 31, 1999, Ambac Assurance's net financial guarantee in force (after giving effect for reinsurance) was $374.5 billion. See "Financial Guarantee in Force" below.

     Ambac Credit Products L.L.C. ("ACP"), a wholly-owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives involve private transactions with high quality counterparties. These contracts require ACP to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income security). Structured credit derivatives issued by ACP are guaranteed by Ambac Assurance. See "Business Segments -- Financial Guarantee" below and "Management's Discussion and Analysis -- Market Risk" in the Company's 1999 Annual Report to Shareholders.

     Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Group ("S&P"), Fitch IBCA, Inc., ("Fitch") and Japan Rating and Investment Information, Inc. ("Japan R&I"). These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement. See "Rating Agencies" below.

     The Company's investment agreement business ("IA Business"), conducted through its subsidiary, Ambac Capital Funding, Inc. ("ACFI") provides investment agreements primarily to states, municipalities and their authorities. Investment agreements written by ACFI are rated triple-A by virtue of Ambac Assurance's financial guarantee. Investment agreements are primarily used by municipal bond issuers to invest bond proceeds until the proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Investment Agreements" below.

     The Company provides interest rate swaps through its subsidiary Ambac Financial Services, L.P. ("AFSLP") primarily to states, municipalities and their authorities, and other entities in connection with their financings. The interest rate swaps provided by AFSLP are guaranteed by Ambac Assurance and provide a financing alternative that may reduce an issuer's overall borrowing costs. See "Interest Rate Swaps" below.

     The Company provides investment advisory, cash management and fund administration services through its subsidiary, Cadre Financial Services, Inc. ("Cadre"), and broker/dealer services through its subsidiary, Cadre Securities, Inc. ("Cadre Securities"), primarily to school districts, hospitals and health organizations, and municipalities.

     As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters -- Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis -- Liquidity and Capital Resources" in the Company's 1999 Annual Report to Stockholders.

          Materials in this Form 10-K may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with a discussion of future operating or financial performance. In particular, these include statements relating to future actions, prospective services or products, future performance or results of current and anticipated services or products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

          Any or all of our forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual future results. The Company's actual results may vary materially, and there are no guarantees about the performance of the Company's stock. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad;
(2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; and (6) other risks and uncertainties that have not been identified at this time. Ambac undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved. You are advised, however, to consult any further disclosures we make on related subjects in our reports to the Securities Exchange Commission.

BUSINESS SEGMENTS

     The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as "the Company") for the Company's two reportable segments: Financial Guarantee and Financial Services.

     Financial Guarantee

     Generally, financial guarantee insurance written by Ambac Assurance guarantees to the holder of the underlying obligation timely payment of principal and interest by the issuer on such obligation in accordance with its original payment schedule. Accordingly, in the case of issuer default on the guaranteed obligation, payments under the financial guarantee policy may not be accelerated by the policyholder without Ambac Assurance's consent.

     Financial guarantee insurance is a form of credit enhancement that benefits both the issuer and the investor. Issuers benefit because their securities are sold with a higher credit rating than securities of the issuer sold without credit enhancement, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, credit enhanced obligations receive greater market acceptance than obligations without credit enhancement. Investors benefit from greater marketability and a reduction in the risk of loss associated with issuer default.

     Structured credit derivatives written by ACP provide credit protection in respect of specific securities, loans or other credits. Should a defined credit event occur, ACP would generally pay a claim equivalent to the difference between the par value and market value of the underlying obligation. The majority of ACP's contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates ACP's risk of loss and the price volatility of these financial instruments.

     The Company derives financial guarantee revenues from: (i) premiums earned over the life of the obligations insured or covered under a credit derivative;
(ii) net investment income; (iii) net realized gains and losses; (iv) certain structuring fees; and (v) mark-to-market gains/losses on credit derivatives transactions. Financial guarantee revenues were $474.1 million, $408.4 million and $339.2 million in 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 17 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     Financial guarantee products are sold in three principal markets: the U.S. Municipal Market, the U.S. Structured Finance and Asset-backed Market, and the International Market.

     U. S. Municipal Market

     Until 1993, Ambac Assurance was almost exclusively focused on the municipal market in the United States. The U.S. municipal market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Municipal obligations are generally supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. More recently, the municipal market has expanded to include structured and asset-backed bond issues for tax liens, sports stadiums, lease pools and other municipal assets. The following table sets forth the volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the past ten years in the United States.

                        U.S. Long-Term Municipal Market

                                                                                 Insured Bonds
                                                           Total     Insured     as Percentage
($ in Billions)                                            Volume    Volume     of Total Volume
1990...................................................    $127.8     $ 33.5         26.2%
1991...................................................     172.4       51.9         30.1
1992...................................................     234.7       80.8         34.4
1993...................................................     292.2      107.8         36.9
1994...................................................     164.8       61.4         37.3
1995...................................................     160.3       68.5         42.7
1996...................................................     183.5       85.5         46.6
1997...................................................     220.7      107.5         48.7
1998...................................................     285.9      145.3         50.8
1999...................................................     219.3      104.3         47.6


Source: Amounts, except for 1999, are based upon estimated data reported by The Bond Buyer's 1999 Yearbook. The 1999 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data-Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

     The foregoing table illustrates the changes in the total volume and insured volume of new issues of municipal bonds over the past ten years. Changes in volume of municipal bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with steady growth in the underlying market. Insured volume, as a percentage of total volume, which had grown consistently from 1990 through 1998, has now declined slightly and is not expected to increase or decrease materially from current levels.

     Although there have been certain monetary defaults in bond issues of substantial amounts, incidents of monetary default on municipal bonds have historically been infrequent. Based upon data reported by the Association of Financial Guaranty Insurors, the percentage of insured municipal bonds experiencing monetary defaults in recent years is low relative to the entire municipal market. The relatively low incidence of municipal bond defaults may be partially the result of safeguards developed over the years since the Great Depression of the 1930's, when a great number of municipal defaults occurred. Such safeguards include the imposition of issuer debt limits, greater supervision by state governments of local debt administration, and more thorough credit reviews by investment firms, rating agencies and institutional investors. While these safeguards address many of the causes of earlier defaults, they may be inadequate to prevent an increased level of defaults in the future caused by presently unforeseen economic and other factors.

     U.S. Structured Finance and Asset-backed Market

     Insurance of securities in the U.S. structured finance and asset-backed market is typically issued in connection with structured financings or securitizations in which the securities being issued are secured by or payable from a specific pool of assets having an ascertainable cash flow or market value and held by a special purpose issuing entity. Such obligations include, but are not limited to, mortgage-backed securities and pools of home equity loans, credit card receivables, trade receivables or other assets. While most structured finance and asset-backed obligations are secured by or represent interest in pools of assets, Ambac Assurance has also guaranteed structured finance and asset-backed obligations secured by one or a few assets.

     In general, structured finance and asset-backed obligations are payable only from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations which are collateralized by the related assets. Both types of obligations also generally have the benefit of over-collateralization or one or more forms of credit enhancement to mitigate credit risks associated with the related assets.

     Structured finance and asset-backed obligations generally entail two forms of risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors, and therefore the guarantor.

     In general, the amount and quality of asset coverage required is determined by the historical performance of the assets. The future performance of the underlying pool of assets will generally determine whether the amount of over-collateralization or other credit enhancement ultimately is sufficient to protect investors, and therefore the guarantor, against adverse asset performance. The ability of the servicer of the assets to properly service and collect the underlying assets often is a factor in determining future asset performance.

     Structural risks addressed by asset-backed transactions include bankruptcy and tax risks. Structured and asset-backed securities are usually designed to protect the investors, and therefore the guarantor, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets (the servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose issuing entity). Related issues that often arise concern whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk is often present in these transactions. Generally, servicer risk is the risk that inefficiencies at the servicer level contribute to a decline in the collections of borrower payments in the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

     The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and disparate, comprising public issues and private placements. The increasingly varied classes of assets securitized or guaranteed, and the recent rapid development of the market, make estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. Two of the most developed sectors of this market are public asset-backed and mortgage-backed securities. According to Asset-Backed Alert, volume in these two markets combined totaled $298.7 billion and $319.0 billion in 1999 and 1998, respectively. Approximately 21% and 19% of those markets were insured in 1999 and 1998, respectively.

     International Market

     Outside of the United States, sovereign and sub-sovereign issuers, structured and asset-backed issuers, utilities and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted the burden of funding from the government to public and private capital markets, where investors may seek the security of financial guarantee products. In Europe, Japan and Latin America, there is growing interest in asset-backed securitization.

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

     Ambac Assurance believes that the structural risk profile of the international business it guarantees is generally the same as in the U.S. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, exposures to foreign exchange, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, standards and procedures.

     In 1997, Ambac Assurance capitalized a subsidiary in the United Kingdom, Ambac Assurance UK Limited ("Ambac UK"), which is authorized to conduct certain classes of general financial guarantee business in the United Kingdom. Ambac UK is the Company's primary vehicle for directly issuing financial guarantee policies in the United Kingdom and Europe. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance which support its triple-A ratings.

     In 1995, Ambac Assurance and MBIA Insurance Corporation ("MBIA") formed an unincorporated joint venture, MBIA. AMBAC International (the "Joint Venture"), to market financial guarantees outside of the United States. Since the inception of the Joint Venture, the two companies have guaranteed a combined total par amount of approximately $41.6 billion of international exposure under the Joint Venture. Under the Joint Venture, financial guarantee policies are issued separately by each of the companies. While retaining the right to act individually, each company has the opportunity to reinsure up to 50 percent of the international financial guarantee business written by the other company as part of the Joint Venture. Customer preference, licensing and market considerations determine which company insures a transaction. On March 21, 2000, Ambac Assurance and MBIA announced the restructuring of their Joint Venture arrangement. While Ambac Assurance and MBIA will continue having reciprocal reinsurance arrangements for international business, the companies will market and originate financial guarantees independently, with the exception of business conducted in Japan. The Company believes that the restructuring of the Joint Venture will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur.

Underwriting and Surveillance

     Underwriting guidelines, policies and procedures have been developed by Ambac Assurance's management with the intent that Ambac Assurance guarantee only those obligations which, in the opinion of Ambac Assurance analysts, are of investment grade quality.

     Ambac Assurance's financial guarantee activity outside of the U.S. market became significant in 1996. Geographically, the markets receiving Ambac Assurance's primary international focus have been the United Kingdom, Australia, France, Japan and certain parts of Latin America. In addition, Ambac has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been asset-backed securities, sovereign and sub-sovereign obligations, special revenue and infrastructure obligations, collateralized bond obligations and collateralized loan obligations. Management has developed underwriting standards for international risks that are consistent with those applied to risks in the United States. It believes that risk associated with its international book of business is similar in risk type to its domestic structured finance book of business.

     The underwriting process involves review of structural, legal and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management.

     Ambac Assurance's policy is to reduce default risk, and the severity of loss experienced upon the occurrence of a default, associated with the obligations guaranteed by it to the extent practicable. The decision to guarantee an issue is based upon such factors as the issuer's ability to repay the bonds, the bond's security features and the bond's structure, rather than upon an actuarial or statistical prediction of the likelihood that the issuer will default on the underlying debt obligation. Ambac Assurance guarantees only those bonds on which it expects not to incur a loss. However, losses may occur from time to time and it is Ambac Assurance's policy to provide for loss reserves that are adequate to cover potential losses. See "Losses and Reserves" below. Underwriting criteria have been developed for each bond type, reflecting the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

     All requests for insurance are reviewed by members of Ambac Assurance's underwriting staff, which is divided into major underwriting groups. The underwriting process is designed to screen issues carefully and begins with a thorough credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst's underwriting group. At a minimum, the primary analyst's recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required for a particular credit depends on the aggregate amount of Ambac Assurance's existing or potential exposure to the credit. In some cases, the structure of the credit or whether it is the first time such credit or structure is being reviewed are determining factors in the approval/review process. On large credits where the aggregate exposure exceeds a certain pre-determined amount, or new types of credit exposure, the underwriting decision must be approved by a credit committee comprised of senior underwriting officers and an attorney in addition to the analysts and underwriting officer mentioned above. Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance's independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

     Ambac Assurance determines premium rates on the basis of the bond type and its perception of the risk it is assuming based on the credit strength of the bond issue. Factors considered in pricing include term to maturity, structure of the issue, and credit and market factors including, but not limited to, security features, the presence or absence of a debt service reserve fund or additional credit enhancement features and the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue. Critical in assessing risk are factors such as the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond's maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue. The premium rate for a new issue also take into account the benefits to be obtained by the issuer, as well as the cost and the projected return to Ambac Assurance.

     Surveillance groups and other credit professionals review the financial guarantee portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. The separate underwriting groups are also responsible for portfolio surveillance. Portfolio surveillance analysts schedule and execute regular and ad hoc reviews of credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classification and review periods.

     Those issues that are either in default or have developed problems that, with the passage of time, may lead to a claim or loss are tracked closely by the appropriate surveillance team. Internal or outside counsel reviews the documents underlying any problem credit and an analysis is prepared outlining Ambac Assurance's rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. This analysis, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Ambac Assurance also meets with issuers to reach agreement upon the nature and the scope of the problem and to discuss the issuers' operating plans.

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

     The rating agencies also monitor the credits underlying Ambac Assurance's financial guarantee in force and, in most cases, advise Ambac Assurance of the credit rating each issue would receive if it were not insured.

     Surveillance of the credit quality of underlying reference entities in ACP's credit derivatives portfolio is performed on a daily basis. Credit spreads, which act as a measure of the market's perception of an issuer's credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

     The Company has a Portfolio Risk Management Committee ("PRMC") which has established various procedures and controls to monitor and manage credit risk. The PRMC is comprised of senior credit professionals and senior management of the Company. Its scope is enterprise-wide and its focus is on risk measurement, risk/return optimization, and capital attribution in a portfolio context. This committee works closely with the senior credit committees of each underwriting group to assure that credit criteria are appropriate, maintained, and systematically and consistently applied.

Financial Guarantees Written

     Ambac Assurance provides financial guarantees for obligations in the U.S. Municipal Finance market, U.S. Structured Finance and Asset-backed market and the International market. Total gross par guaranteed for the years ended December 31, 1999, 1998 and 1997 was $73.3 billion, $61.5 billion and $45.5 billion, respectively.

     Financial Guarantees Written - U.S. Municipal Finance Market

     Ambac Assurance guaranteed gross par of $32.5 billion, $33.9 billion and $29.5 billion in 1999, 1998 and 1997, respectively, in the U.S. Municipal Finance market. In the U.S. Municipal Finance market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the bonds.

     Proposed new municipal bond issues are submitted to Ambac Assurance by issuers (or their investment bankers or financial advisors) to determine their suitability for financial guarantee. Municipal bond issues are sold on either a competitive or a negotiated basis. With respect to competitive issues, an issuer will publish a notice of sale soliciting bids for the purchase of a proposed issue of municipal bonds. Potential bidders on the bonds then form syndicates. These syndicates then solicit a determination from some or all of the financial guarantors whether an issue is suitable for financial guarantee and at what premium rate and on what terms. The syndicate then determines whether to bid on the issue with a financial guarantee (and if so, with which financial guarantor) or without a financial guarantee. The issuer then generally selects the syndicate with the lowest bid. In a negotiated offering, the issuer has already selected an investment bank and that investment bank solicits premium quotes and terms from the financial guarantors.

     Ambac Assurance also provides guarantees on bonds outstanding in the secondary market that are typically purchased by an institution to facilitate the sale of municipal bonds in its portfolio or inventory. The guaranty generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new municipal bond issues.

     The new issue U.S. Municipal market includes guarantees designed to satisfy debt service reserve fund requirements of municipal bond issuers. These policies insure the availability of an amount not to exceed the debt service reserve fund requirement for the issues, which in most cases is the lesser of one year's maximum principal and interest payments or approximately 10% of the original principal amount of a bond issue. The issuer must reimburse any amounts drawn under the debt service reserve fund policy within a specified time period and at a specified interest rate.

     As of December 31, 1999 and 1998, net outstanding par exposure related to municipal bond transactions was $173.0 billion and $156.9 billion, respectively.

     Financial Guarantees Written - U.S. Structured Finance and Asset-Backed Market

     Ambac Assurance guaranteed gross par of $33.4 billion, $22.6 billion and $12.8 billion in 1999, 1998 and 1997, respectively, in the U.S. Structured Finance and Asset-backed market.

     Within this market, Ambac Assurance is active in several segments, the largest of which are the mortgage-backed and home equity loan and commercial asset-backed markets.

     Within the mortgage-backed and home equity loan market, Ambac Assurance seeks to work with higher quality, well-capitalized issuers. The issuers typically originate or purchase first lien mortgages, home equity loans or home equity lines of credit, which are in turn sold by the issuers in the form of asset-backed securities. In considering whether to guarantee these securities, Ambac Assurance analyzes the quality of the underlying assets, the structure of the securitization, the experience and financial strength of the servicer of the underlying assets and the credit quality of the issuer. All of these factors, along with market conditions determine the premium rate to be charged for the guarantee.

     The commercial asset-backed area includes providing levels of credit enhancement for commercial paper asset-backed conduits ("conduits") and other asset-backed securitizations. Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, customers sell financial assets such as trade receivables to the conduits, which in turn issue commercial paper to fund the purchase of the assets. When Ambac Assurance underwrites a new conduit for insurance it evaluates, among other factors: (i) the quality of the assets to be sold to the conduit; (ii) the process by which the sponsoring financial institution adds assets to the conduit; (iii) the quality of the management team of the conduit and the financial institution sponsoring the conduit; and (iv) the structure of the conduit itself. All these factors, along with competitive conditions, are used in determining the premium rate to be charged. In addition to providing program level enhancement covering the entire conduit structure, Ambac Assurance also may provide financial guarantee against the default of a specific security sold into a conduit.

     Premiums for structured finance and asset-backed policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (e.g., monthly, quarterly or annually). As of December 31, 1999 and 1998, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $53.0 billion and $32.9 billion, respectively.

     Financial Guarantees Written - International Market

     Ambac Assurance guaranteed gross par of $7.4 billion, $5.0 billion and $3.1 billion in 1999, 1998 and 1997, respectively, in the International market.

     Ambac Assurance's strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by future inflows of assets) and collateralized debt obligations.

     Premiums for international policies are based on a percentage of either principal or principal and interest guaranteed. The timing of the collection of international structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually). As of December 31, 1999 and 1998, net outstanding par exposure related to international transactions was $14.3 billion and $8.5 billion, respectively.

Financial Guarantees in Force

     Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on new issue par in force at December 31, 1999 was 10 1/2 years. The 10 1/2 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for prepayments or future refundings of guaranteed issues. Municipal bonds generally have provisions that allow the issuer to prepay all or a portion of the outstanding amount prior to maturity.

     Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

     As of December 31, 1999, the total net par amount of guaranteed bonds outstanding was $240.3 billion.

     Types of Bonds

     The table below shows the distribution by bond type of Ambac Assurance's guaranteed portfolio as of December 31, 1999.

                       Guaranteed Portfolio by Bond Type
                            as of December 31, 1999

                                                                                          %of Total Net Par
                                                                        Net Par Amount        Amount
Bond Type                                                                 Outstanding       Outstanding
----------------------------------------------------------------------- --------------   ------------------
($ In Millions)
U.S. Municipal Finance:
  Lease and tax-backed revenue......................................         $ 40,874                   17%
  General obligation................................................           39,777                   17
  Utility revenue...................................................           28,867                   12
  Health care revenue...............................................           18,628                    8
  Transportation revenue............................................           10,247                    4
  Investor-owned utilities..........................................            9,393                    4
  Higher education..................................................            9,172                    4
  Housing revenue...................................................            7,033                    3
  Student loans.....................................................            5,474                    2
  Other.............................................................            3,550                    1
                                                                      ---------------    -----------------
     Total U.S. Municipal Finance...................................          173,015                   72
                                                                      ---------------    -----------------
U.S. Structured Finance:
   Mortgage-backed and home equity..................................           33,294                   14
   Asset-backed and conduits........................................           16,398                    7
   Other............................................................            3,270                    1
                                                                      ---------------    -----------------

     Total Structured Finance.......................................           52,962                   22
                                                                      ---------------    -----------------
     Total Domestic.................................................          225,977                   94
                                                                      ---------------      ---------------
International:......................................................
    Asset-backed and conduits.......................................            6,023                    3
    Structured credit derivatives...................................            2,110                    1
    Utilities.......................................................            1,188                    1
    Mortgage-backed and home equity.................................            1,172                    -
    Sovereign/sub-sovereign.........................................            1,097                    -
    Other...........................................................            2,740                    1
                                                                      ---------------      ---------------
     Total International............................................           14,330                    6
                                                                      ---------------    -----------------
         Grand Total................................................         $240,307                  100%
                                                                      ===============    =================

     Historically, International included all transactions conducted through the Joint Venture. Joint Venture transactions may include components of domestic exposure.

     The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last five years.


                    New Business Guaranteed by Bond Type (1)

Bond Type                                    1999      1998     1997      1996       1995
---------------------------------------    -------    ------   ------     ------    -------
U.S. Municipal Finance:
 General obligation....................         9%       10%       18%       16%       23%
 Utilities (2).........................         9        12        12        15        16
 Lease and tax-backed revenue..........         9        15        17        23        16
 Health care revenue...................         4         8         8         7         8
 Transportation revenue................         4         2         2         3         5
 Higher education......................         3         2         3         3         3
 Student loans.........................         2         1         1         3         5
 Housing revenue.......................         1         2         3         3         5
 Other.................................         1         1         1         0         0
                                        -------------------------------------------------
   Total Municipal Finance.............        42        53        65        73        81
                                        -------------------------------------------------
U.S. Structured Finance:
  Mortgage-backed and home.............
     Equity............................        30        22        18        12         8
  Asset-backed and conduits............        16        15         9         4         5
  Other................................         2         2         3         3         1
                                        -------------------------------------------------

   Total Structured Finance............        48        39        30        19        14
                                        -------------------------------------------------
       Total Domestic..................        90        92        95        92        95
                                        -------------------------------------------------

International:
  Asset-backed and conduits............         4         4         1         6         2
  Structured credit derivatives........         4         0         0         0         0
  Mortgage-backed and home.............
     Equity............................         1         0         1         0         0
  Sovereign/sub-sovereign..............         0         0         1         0         0
  Utilities............................         0         1         1         0         0
  Other................................         1         3         1         2         3
                                        -------------------------------------------------
   Total International.................        10         8         5         8         5
                                        -------------------------------------------------
   Grand Total.........................       100%      100%      100%      100%      100%
                                        =================================================

(1) Stated as a percentage of total net par amount guaranteed during such year.
(2) Includes investor-owned utilities.


     Issue Size

     Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance's financial guarantee exposure as of December 31, 1999 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million in the municipal market. However, with the entrance into the U.S. Structured Finance and International markets in recent years, Ambac Assurance's emphasis has evolved towards larger deals. The following table sets forth the distribution of Ambac Assurance's guaranteed portfolio as of December 31, 1999, with respect to the original size of each guaranteed issue:

                         Original Par Amount Per Issue
                            as of December 31, 1999

                                                           % of Total           Net Par        % of Total Net
                                                              Number            Amount           Par  Amount
Original Par Amount                Number of Issues        of Issues        Outstanding        Outstanding
-------------------------------  ------------------   -----------------  ------------------- ------------------
                                                                            ($ In Millions)
Less than $10 million..........               9,062                  65%            $ 23,789                 10%
$10-25 million.................               2,378                  17               29,022                 12
$25-50 million.................               1,156                   8               32,136                 13
Greater than $50 million.......               1,408                  10              155,360                 65
                                 ------------------   -----------------  ------------------- ------------------
                                             14,004                 100%            $240,307                100%
                                 ==================   =================  =================== ==================

     Geographic Area

     Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 1999, the ten largest U.S. states, as measured by net par amount outstanding, accounted for approximately 47% of Ambac Assurance's total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance's insured exposure as of December 31, 1999.

        Guaranteed Portfolio by Geographic Area as of December 31, 1999



                                                                               Net Par               % of Total  Net
                                                                                Amount                  Par  Amount
Geographic Area                                                                Outstanding               Outstanding
---------------------------------------------------------------------     ---------------------     ---------------------
($ In Millions)
Domestic:
  California.........................................................                  $ 25,225                        11%
  New York...........................................................                    16,576                         7
  Pennsylvania.......................................................                    14,498                         6
  Florida............................................................                    13,406                         6
  Texas..............................................................                     9,352                         4
  Illinois...........................................................                     8,097                         3
  Ohio...............................................................                     6,917                         3
  New Jersey.........................................................                     6,762                         3
  Massachusetts......................................................                     6,366                         2
  Michigan...........................................................                     5,661                         2
  Mortgage and asset-backed..........................................                    49,693                        21
  Other states.......................................................                    63,424                        26
                                                                          ---------------------     ---------------------
     Total Domestic..................................................                   225,977                        94
                                                                          ---------------------     ---------------------
International:
  United Kingdom.....................................................                     2,416                         1
  Japan..............................................................                     1,485                         1
  France.............................................................                       738                         -
  Australia..........................................................                       722                         -
  Mexico.............................................................                       569                         -
  Internationally diversified........................................                     5,686                         3
  Other International................................................                     2,714                         1
                                                                          ---------------------     ---------------------
     Total International.............................................                    14,330                         6
                                                                          ---------------------     ---------------------
     Grand Total.....................................................                  $240,307                       100%
                                                                          =====================     =====================

     Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes structured credit derivatives and other guarantees with multiple locations of risk globally. Historically, International included all transactions conducted through the Joint Venture. Joint Venture transactions may include components of domestic exposure.

     Single Risk

     Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 1999, Ambac Assurance's net par amount outstanding for its 20 largest credits, totaling $12.8 billion, was approximately 5% of Ambac Assurance's total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance's total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies," below.

     Underlying Ratings

     The following table sets forth Ambac Assurance's financial guarantee portfolio by underlying rating prior to being guaranteed by Ambac Assurance, as of December 31, 1999:

                   Insured Portfolio by Underlying Rating (1)
                            as of December 31, 1999


                                                                               Net Par Amount           % of Total Net Par
Rating                                                                           Outstanding            Amount Outstanding
----------------------------------------------------------------------     ---------------------     ---------------------
($ In millions)

AAA...................................................................                  $  3,496                         1%
AA....................................................................                    29,179                        12
A.....................................................................                   131,571                        55
BBB...................................................................                    75,082                        31
BIG (2)...............................................................                       979             less than   1
                                                                           ---------------------     ---------------------
                                                                                        $240,307                       100%
                                                                           =====================     =====================

(1)  Ratings represent Ambac Assurance internal ratings.
(2) Represents those bonds which have been categorized as "below investment grade" by Ambac Assurance.

Losses and Reserves

     Ambac Assurance's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential unidentified losses inherent to the portfolio, as well as losses that may arise from guaranteed obligations which are currently or imminently in monetary default. The active credit reserve ("ACR") represents an estimate of unidentified losses from our guaranteed obligations. As of December 31, 1999, Ambac Assurance's ACR was $94.8 million. When a monetary default occurs or is imminent with respect to a particular guaranteed obligation, a case basis reserve is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults, Ambac Assurance makes its assessment based on the full term of the guaranteed obligation. All or part of the case basis reserve may be allocated from available ACR. Ambac Assurance's net case basis reserves totaled $26.2 million at December 31, 1999.

     The most recent three-year history of Ambac Assurance's loss reserves, and losses and loss adjustment expenses incurred and paid, is detailed in the table below:

                Reserve for Losses and Loss Adjustment Expenses

                                                                                       Years Ended December 31,
                                                                        ------------------------------------------------------
                                                                            1999                 1998                1997
                                                                        -------------     ----------------    ----------------
($ In Thousands)
Reserve for losses and loss adjustment expenses at January 1,...........     $115,794             $103,345            $ 60,613
Less: reinsurance recoverable...........................................        3,638                4,219                 393
                                                                        -------------     ----------------    ----------------

Net reserve for losses and loss adjustment expenses at January 1,.......      112,156               99,126              60,220
Losses and loss adjustment expenses incurred............................       11,000                6,000               2,854
Losses and loss adjustment expenses paid (net of salvage received)......       (2,181)               7,030              (2,474)
Net balance for Connie Lee, at acquisition..............................           --                   --              38,526
                                                                        -------------     ----------------    ----------------

Net reserve for losses and loss adjustment expenses at December 31,.....      120,975              112,156              99,126
Plus: reinsurance recoverable...........................................          500                3,638               4,219
                                                                        -------------     ----------------    ----------------


Reserve for losses and loss adjustment expenses at December 31,.........     $121,475             $115,794            $103,345
                                                                        =============     ================    ================

     Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See Note 2 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

Competition

     The financial guarantee business is highly competitive. Ambac Assurance's principal competitors in the market for financial guarantees are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA") and MBIA. In addition, banks, multiline insurers and reinsurers, and lower rated financial guarantee insurance companies represent additional participants in the broader market. The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on equal footing with each of its principal competitors.

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

     In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain financial strength ratings by the rating agencies. In addition, under the New York law, a monoline financial guarantor must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders' surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Reinsurance

     State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements and single risk limits on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Such companies can use reinsurance to diversify risk, increase underwriting capacity, reduce additional capital needs, stabilize shareholder returns and strengthen financial ratios. See "Insurance Regulatory Matters," below.

     Ambac Assurance has facultative reinsurance agreements with certain high quality reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Under these agreements, portions of Ambac Assurance's interests and liabilities are ceded on an issue-by-issue basis. A ceding commission is withheld to defray Ambac Assurance's underwriting expenses. In addition, Ambac Assurance and MBIA have entered into facultative reinsurance agreements whereby each company may reinsure the other on risks guaranteed internationally.

     Historically, Ambac Assurance had employed treaty insurance programs that provided quota share and surplus share reinsurance. Under such programs, Ambac Assurance ceded a percentage of certain insured policies along with a surplus layer in excess of the quota share. Effective January 1, 1997, Ambac Assurance discontinued ceding new business under the quota share and surplus share reinsurance programs and only uses facultative reinsurance agreements to reduce its risks and manage its insurance portfolio.

     As of December 31, 1999, Ambac Assurance had retained approximately 87% of its gross financial guarantees in force of $430.5 billion and had ceded approximately 13% to its treaty and facultative reinsurers. See Note 11 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance's current primary reinsurers are American Re, AXA Re Finance, Capital Reinsurance Company, Enhance Reinsurance Company, and MBIA.

Rating Agencies

     Moody's, S&P, Fitch and Japan R&I periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies' reviews focus on the guarantor's underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance's triple-A ratings. A rating by Moody's, S&P, Fitch or Japan R&I, however, is not a "market rating" or a recommendation to buy, hold or sell any security. Ambac Assurance's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

     General Law

     Ambac Assurance is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the territory of Guam. Ambac U.K., Ambac Assurance's wholly-owned subsidiary, is licensed to transact insurance in the United Kingdom. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. Ambac U.K. is subject to the insurance laws and regulations of the United Kingdom. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") (the last such examination having been conducted in 1997 for the period ended December 31, 1996) and other state insurance regulatory authorities. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     The Company believes that Ambac Assurance is in material compliance with all applicable insurance laws and regulations.

     Insurance Holding Company Laws

     Under the Wisconsin insurance holding company laws, any acquisition of control of the Company and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, the Company believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of the Company would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws.

     Pursuant to these laws, both FMR Corp. and J.P. Morgan & Co. Incorporated each obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of the Company's outstanding stock. As of December 31, 1999 their respective percentages of ownership were approximately 11.0% and 10.4%. In their respective requests for approval from the Wisconsin Commissioner, each entity disclaimed any present intention to exercise control over the Company or Ambac Assurance or to control or attempt to control the management or operations of the Company or Ambac Assurance.

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

     During 1999, 1998 and 1997, Ambac Assurance paid to the Company cash dividends on its common stock totaling $52.0 million, $48.0 million and $44.0 million, respectively. See Note 8 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     New York Financial Guarantee Insurance Law

     New York's comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. This law requires a financial guarantor to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989. With respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations. Contributions continue until the contingency reserve for such insured obligations equals the greater of 50% of premiums written for the relevant category of insurance or a percentage of the principal guaranteed (varying from 0.55% to 2.50%, depending upon the type of obligation guaranteed). This reserve must be maintained for the periods specified above, except that withdrawals by the guarantor may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor's outstanding guaranteed obligations. Financial guarantors are also required to maintain case basis loss and loss adjustment expense reserves and unearned premium reserves on bases established by the regulations.

     The New York financial guarantee insurance law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Under the limit applicable to municipal bonds, the guaranteed average annual debt service for a single risk, net of reinsurance and collateral, may not exceed 10% of the sum of the guarantor's policyholders' surplus and contingency reserves. In addition, guaranteed principal of municipal bonds attributable to any single risk, net of reinsurance and collateral, is limited to 75% of the guarantor's policyholders' surplus and contingency reserves. Additional single risk limits, which generally are more restrictive than the municipal bond single risk limit, are also specified for several other categories of guaranteed obligations, including structured finance obligations.

     Aggregate risk limits are also established on the basis of aggregate net liability and policyholders' surplus requirements. "Aggregate net liability" is defined as outstanding principal and interest of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders' surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations.

     Financial Guarantee Insurance Regulation in Other States

     The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. Under the Wisconsin regulations, Ambac Assurance must establish a contingency reserve in an amount equal to 50% of net statutory earned premium on municipal bond financial guarantee policies. This reserve must be maintained for 20 years. However, the regulations provide that compliance with contingency reserve provisions under statutes in other jurisdictions that result in greater contributions than under the Wisconsin regulations is deemed to constitute compliance with the Wisconsin regulations. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance's policyholders' surplus. In addition, Ambac Assurance's cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve.

     California has financial guarantee insurance laws similar in structure to those of New York. None of the risk limits established in California's legislation with respect to business transacted by Ambac Assurance are more stringent in any material respect than the corresponding provisions in the New York financial guarantee insurance statute. California law requires a financial guarantor to contribute to a contingency reserve an amount equal to 50% of premiums as they are earned on a statutory basis on policies written prior to July 1, 1989. With respect to policies written on and after July 1, 1989, it must make contributions over a period of 20 years for municipal bonds and 15 years for all other obligations until the contingency reserve for such insured obligations equals a percentage of principal outstanding (varying from 0.80% to 3.00%, depending upon the type of obligation guaranteed). This reserve must be maintained for the periods specified above, except that withdrawals by the financial guarantor may be permitted under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the financial guarantor's outstanding insured obligations. Ambac Assurance's reported contingency reserve is equal to the greater of the required reserve as calculated under New York and California law.

     In addition to the laws and regulations of New York, Wisconsin and California, Ambac Assurance is subject to laws and regulations of other states concerning the transaction of financial guarantees, none of which is more stringent in any material respect than the New York financial guarantee insurance statute.

Financial Services

     The Company's Financial Services Segment provides investment agreements, interest rate swaps, and investment advisory and fund administration services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

     Financial services revenues are derived from: (i) net investment income;
(ii) net swap revenues; (iii) fund management and advisory revenues; and (iv) net realized gains and losses. Excluding transactions with affiliates, total revenues were $48.5 million, $32.4 million and $34.6 million in 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis" and Note 17 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     The principal competitive factors among providers of investment agreements are: (i) contract interest rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed investment contract; (iii) the financial strength of the financial guarantee provider; and
(iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, the Company believes that ACFI is on equal footing with each of its principal competitors.

     The principal competitive factors among providers of interest rate swap contracts are: (i) pricing of contracts; (ii) the financial strength of the financial guarantee provider; (iii) the ability to structure a complete financial package; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, the Company believes that AFSLP is on equal footing with each of its principal competitors.

     The principal competitive factors among providers of investment advisory and fund administration services are: (i) pricing of services; (ii) investment returns; (iii) the ability to provide services tailored to customers' needs; and
(iv) the quality of service provided to customers. With respect to each of these competitive factors, the Company believes that Cadre and Cadre Securities are on equal footing with each of their principal competitors.

     Investment Agreements

     The principal purpose of ACFI is providing investment agreements, including investment repurchase agreements, primarily to states, municipalities and their authorities. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance's financial guarantee policy, which guarantees its payment obligations.

     ACFI manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate) and credit risk. See "Management's Discussion and Analysis -- Market Risk" in the Company's 1999 Annual Report. ACFI is managed with the goal of matching the effective duration of the invested assets, including hedges, to the effective duration of the investment agreement liabilities. Its goal is to match the expected cash flow of invested assets (including hedges) to funded liabilities in order to minimize market and liquidity risk.

     A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the municipal investment agreements that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a minimum average portfolio credit quality of Aa/AA. Based upon management's projections, ACFI maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

     The following table sets forth the net payments due under ACFIs' settled investment agreements in each of the next five years ending December 31, and the period thereafter, based on expected call dates:

Investment Agreements Obligations

($ In Thousands)                                                                       Principal Amount (1)
---------------------------------------------------------------------------------------------------------------
2000...............................................................................                  $2,457,817
2001...............................................................................                   1,384,598
2002...............................................................................                     483,254
2003...............................................................................                      69,164
2004...............................................................................                      40,466
All later years....................................................................                     973,549
                                                                                   ----------------------------
                                                                                                     $5,408,848
                                                                                   ============================

(1) As of December 31, 1999, the interest rates on these agreements ranged from 4.00% to 8.14%.

     ACFI currently uses interest rate swap contracts in the normal course of business for hedging purposes as part of its overall interest rate risk management. Some of its interest rate swap agreements have been entered into with its affiliate, AFSLP. Other derivative contracts that have been used by ACFI, and may be used in the future, include financial instruments with off-balance sheet risk such as interest rate futures contracts, and purchased interest rate option contracts. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements.

     Interest rate swap contracts are agreements where ACFI agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount.

     Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and are settled in cash. Initial margin requirements are met in cash or other financial instruments, and changes in the contract values are settled daily. Futures contracts have little credit risk since futures exchanges are the counterparties.

     Interest Rate Swaps

     AFSLP provides interest rate swaps primarily to states, municipalities and their authorities, and other entities in connection with their financings. In addition, AFSLP also provides interest rate swaps to ACFI, an affiliate. AFSLP is subject to changes in the relationship between tax-exempt and taxable interest rates, referred to as "basis risk." If actual or projected tax-exempt interest rates change in relation to taxable rates, AFSLP will experience an unrealized mark-to-market gain or loss. The interest rate swaps provided by AFSLP are guaranteed by Ambac Assurance through policies that guarantee the obligations of AFSLP and its counterparties.

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

     In the ordinary course of business, AFSLP manages a variety of risks - principally (i) credit; (ii) market; (iii) liquidity; (iv) operational; and (v) legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See "Management's Discussion and Analysis -- Market Risk" in the Company's Annual Report.

     Investment Advisory and Cash Management

     In December 1996, the Company acquired certain assets and assumed certain liabilities of Cadre. Cadre is registered as an investment adviser with the SEC. As a registered adviser, Cadre is subject to regulation in certain aspects of its business, particularly with respect to investment advisory services provided to investment companies and clients. Cadre provides investment advisory and administrative services to money market funds that are primarily offered to qualified participants, including school districts, healthcare service providers and municipalities.

     In June 1997, the Company acquired certain assets and assumed certain liabilities of Cadre Securities. Cadre Securities principal business is the distribution of money market funds to the education, healthcare and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. It also serves as placement agent and dealer for securities issued by its affiliates in private placement transactions. Cadre Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Cadre Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital ("net capital ratio") shall not exceed 15 to 1. At December 31, 1999, Cadre Securities had net capital of $202,668, which was $102,668 in excess of its required net capital of $100,000. The net capital ratio was 3.7 to 1.

     At December 31, 1999, Cadre and Cadre Securities provided services to approximately 3,000 clients with approximately $6.9 billion in assets.

     Fees from the money market funds for which Cadre and Cadre Securities perform services are based on percentages of the average daily net assets of such funds. Cadre Securities receives fees for brokering short-term fixed income securities trades by marking up the price of the securities purchased and sold on behalf of clients. These fees are recorded upon execution of the trades since, at that time, substantially all of Cadre Securities' obligations have been fulfilled.

Investments and Investment Policy

     As of December 31, 1999, the consolidated investments of the Company had an aggregate fair value of approximately $9.0 billion and an aggregate amortized cost of approximately $9.3 billion. These investments are managed internally by officers of the Company, who are experienced investment managers. In the normal course of business, the Company uses derivative contracts for hedging purposes as part of its overall interest rate risk management. These derivative contracts may include interest rate futures contracts, interest rate swap agreements and purchased interest rate option contracts. All investments, including derivative contracts, are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

     Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of "Accumulated Other Comprehensive (Loss) Income", in stockholders' equity, net of tax.

     As of December 31, 1999, Ambac Assurance's investment portfolio had an aggregate fair value of approximately $3.7 billion and an aggregate amortized cost of approximately $3.9 billion. Ambac Assurance's investment policy is designed to achieve diversification of its portfolio and only permits investment in investment grade fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance's desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance's Board of Directors approves each specific investment transaction of Ambac Assurance. See "Insurance Regulatory Matters - General Law," above.

     As of December 31, 1999, ACFI's investment portfolio had an aggregate fair value of approximately $5.2 billion and an aggregate amortized cost of $5.4 billion. ACFI's investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see "Investment Agreements," above.

     The following tables provide certain information concerning the investments of the Company:

                           Investments by Rating (1)
                            as of December 31, 1999

                                                                                                    % of Investment
Rating                                                                                                 Portfolio
-------------------------------------------------------------------------------------------    ----------------------
AAA (2)....................................................................................                        77%
AA.........................................................................................                        12
A..........................................................................................                         9
BBB........................................................................................                         -
Not Rated..................................................................................                         2
                                                                                               ----------------------
                                                                                                                  100%
                                                                                               ======================

(1) Ratings represent S&P classifications. If unavailable, Moody's rating is used.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 27% of the total investment portfolio.

                             Summary of Investments
                               As of December 31,

                                    ------------------------------------------------------------------------------------------------
                                                  1999                               1998                          1997
                                    --------------------------------     ------------------------------   --------------------------
                                                       Weighted                            Weighted                      Weighted
                                       Carrying         Average           Carrying          Average       Carrying        Average
Investment Category                     Value          Yield (1) (2)       Value           Yield (1) (2)   Value       Yield (1) (2)
---------------------------------------------------   --------------     ------------    --------------   ---------    -------------
($ In Thousands)
Long-term investments:
Taxable bonds.......................     $6,001,199       6.28%            $6,082,903         6.61%           $4,545,177    6.75%
Tax-exempt bonds....................      2,737,272       5.78              2,539,379         6.13             2,228,667    6.20
                                      -------------                     -------------                   ----------------
  Total long-term investments.......      8,738,471       6.13              8,622,282         6.47             6,773,844    6.55
Short-term investments (3):                 220,896       5.56                119,528         5.69               136,278    5.43
                                      -------------                     -------------                   ----------------
  Total investments.................     $8,959,367       6.11%            $8,741,810         6.45%           $6,910,122    6.52%
                                      =============                     =============                   ================

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $299.5 million, $263.6 million and $186.7 million in 1999, 1998 and 1997, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) Includes taxable and tax-exempt investments.



                                   Investments by Security Type
                                        As of December 31,
                                    ------------------------------------------------------------------------------------------------
                                                 1999                               1998                          1997
                                    ------------------------------------   -------------------------  ------------------------------

                                                            Weighted                     Weighted                      Weighted
                                              Carrying      Average        Carrying      Average       Carrying         Average
Investment Category                            Value        Yield (1) (2)   Value       Yield (1)(2)    Value        Yield (1) (2)
----------------------------------------------------------- -------------  ----------  -------------  ------------   -------------
($ In Thousands)
Municipal obligations (4)................      $2,962,939    5.80%        $2,801,324     6.19%        $2,298,996        6.20%
Corporate securities.....................       1,008,504    7.10          1,435,427     7.33          1,093,587        7.61
U.S. government obligations..............          62,479    6.10            122,896     5.80            139,598        6.25
Mortgage- and asset-backed securities
 (includes U.S. Government Agency
 obligations) (3)........................       4,704,549    6.08          4,262,635     6.36          3,222,756        6.46
Other....................................              --     --                  --       --             18,907        3.72
                                               ----------                -----------              --------------
 Total long-term investments.............       8,738,471    6.13          8,622,282     6.47          6,773,844        6.55
Short-term investments (4)...............         220,896    5.56            119,528     5.69            136,278        5.43
                                               ----------                -----------              --------------
 Total investments.......................      $8,959,367    6.11%        $8,741,810     6.45%        $6,910,122        6.52%
                                               ==========                ===========              ==============

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $299.5 million, $263.6 million and $186.7 million in 1999, 1998 and 1997, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.

                    Distribution of Investments by Maturity
                            as of December 31, 1999

                                                                                      Amortized                     Estimated
Maturity                                                                                Cost                       Fair Value
------------------------------------------------------------------------     -------------------------     -------------------------
($ In Thousands)
Due in one year or less (1).............................................                    $  296,784                    $  296,646
Due after one year through five years...................................                       284,950                       292,852
Due after five years through ten years..................................                       402,370                       402,065
Due after ten years.....................................................                     3,488,560                     3,263,255
                                                                             -------------------------     -------------------------
                                                                                             4,472,664                     4,254,818
Mortgage- and asset-backed securities (2)...............................                     4,776,416                     4,704,549
                                                                             -------------------------     -------------------------
Total investments.......................................................                    $9,249,080                    $8,959,367
                                                                             =========================     =========================

(1) Includes securities with a fair value of $75.7 million, which are classified as long-term investments in the tables above but which mature within one year.
(2) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.

     For further discussion, see Note 3 of Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Stockholders.

     Employees

       As of December 31, 1999, the Company and its subsidiaries had 331 employees. None of the employees is covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.


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

     Ambac UK maintains its principal offices at Hasilwood House, 60 Bishopgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006.

     Cadre maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. The Company owns the office building. It consists of approximately 15,000 square feet of office space and storage.

Item 3.  Legal Proceedings.

     There are no material lawsuits pending, or to the knowledge of the Company threatened, to which the Company or any of its majority-owned subsidiaries is a party.

Item 4.  Submission of Matters to a Vote of Security-Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     Information relating to the principal market on which the Company's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on page 53 of the Company's 1999 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 20, 2000, there were 75 stockholders of record of the Company's Common Stock, which is listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

     Selected financial data for the Company and its subsidiaries for each of the last five fiscal years is set forth under the captions "Financial Highlights" and "Five Year Highlights" on pages 4 and 5, respectively, of the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 through 51 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 23 through 31 of the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 through 51 of such Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 29 to 31 of the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 to 51 of such Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The 1999 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 32 through 51 of the Company's 1999 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

     Information relating to the Company's directors and executive officers is set forth on pages 7, 11, 12, 29 and 30 of the Company's 2000 Proxy Statement and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information relating to compensation of the Company's directors and executive officers is set forth on pages 9 and 10 and on pages 13 to 22 of the Company's 2000 Proxy Statement and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information relating to security ownership of certain beneficial owners and management is set forth on pages 5 to 7 of the Company's 2000 Proxy Statement and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     None.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Documents filed as a part of this report:

     1.   Financial Statements
          --------------------

         The following consolidated financial statements included in the 1999 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                                    Page Number
                                                                                  In Annual Report
                                                                               --------------------
             Independent Auditors' Report..................................               32

             Consolidated Balance Sheets as of December 31,
             1999 and 1998.................................................               33

             Consolidated Statements of Operations for each of
             the years ended December 31, 1999, 1998 and 1997..............               34

             Consolidated Statements of Stockholders' Equity for each of
             the years ended December 31, 1999, 1998 and 1997                             35


             Consolidated Statements of Cash Flows for each of
             the years ended December 31, 1999, 1998 and 1997..............               36

             Notes to Consolidated Financial Statements....................            37-51

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

            4.06          Form of 7.50% Debenture due May 1, 2023. (Filed as
                          Exhibit 4.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

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

-----------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ---------

          10.07* Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 and amended and restated as of October 26, 1999. (Filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

          10.08* Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as
                          Exhibit 10.27 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

          10.09* Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as
                          Exhibit 10.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          10.10* The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.11*          Amendment Number 1 to the Ambac Financial Group, Inc.
                          Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

          10.12* Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit
                          10.17 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

          10.13*          Amendment Number 1 to the Ambac Financial Group, Inc.
                          Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.14* Supplemental Pension Agreement between the Company and Philip B. Lassiter dated April 30, 1997. (Filed as
                          Exhibit 10.24 in the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

           10.15* Supplemental Pension Agreement between the Company and David L. Boyle dated April 30, 1997. (Filed as Exhibit
                          10.25 in the Company's Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

           10.16* Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit
                          10.18 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

------------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ---------

           10.17*         Amendment Number 1 to the Ambac Financial Group, Inc.
                          Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.18*         Agreement and General Release between Joseph V.
                          Salzano, the Company and Ambac Assurance Corporation dated December 29, 1999.

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

           10.22 Conformed copy of Amended U.S. $150,000,000 Credit Agreement, dated as of August 3, 1999 (the "BNS Credit Agreement") among the Company and Ambac Assurance Corporation as the Borrowers, Certain Commercial Lending Institutions as the Lenders, Citibank, N.A., as the Documentation Agent, First National Bank of Chicago, as the Co-Agent, and The Bank of Nova Scotia, acting through its New York Agency, as the Arranger and the Administrative Agent. (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.)

           10.23 $750,000,000 Amended and Restated Credit Agreement, dated December 2, 1999 between Ambac Assurance Corporation and various banks and Deutsche Bank AG (New York Branch), as Agent.

           10.24 Joint Venture Agreement Ambac Assurance Corporation and MBIA Insurance Company dated as of September 11, 1995. (Filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

-------------------------------------------------------------------------------

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                   ---------

           10.25          Conformed Copy of U.S. $50,000,000 Revolving Credit Agreement, dated as of July
                          1, 1999 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Initial Lenders") listed on the signature pages thereof, and The Bank of New York, as Agent for the Lenders. (Filed as
                          Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.)

           12.01          Statement re computation of ratios.

           13.01          Annual Report to Stockholders for the fiscal year ended December 31, 1999.
                          (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

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

           24.03          Power of Attorney from Renso L. Caporali.

           24.04          Power of Attorney from Richard Dulude.

           24.05          Power of Attorney from W. Grant Gregory.

           24.06          Power of Attorney from C. Roderick O'Neil.

           27.00          Financial Data Schedule.

           99.01          Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements
                          (with independent auditors' report thereon) as of December 31, 1999 and 1998.

     (b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the fourth quarter of 1999.
                              --------
However, on January 27, 2000, the Company filed a Current Report on Form 8-K
                                                                    --------
with its January 26, 2000 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1999 and the year ended December 31, 1999. On March 13, 2000, the Company filed a Current Report on Form 8-K containing consolidated financial statements (with
                    --------
independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1999 and 1998. On March 22, 2000, the Company filed a Current Report on Form 8-K with its March 21, 2000 press release
                          --------
announcing that the Company and MBIA Inc. had decided to restructure their international joint venture.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMBAC FINANCIAL GROUP, INC.
                                            (Registrant)

Dated: March 30, 2000                       By:      /s/ Frank J. Bivona
                                               --------------------------------
                                            Name:  Frank J. Bivona
                                            Title: Executive Vice President and
                                                   Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                           Date
---------                                -----                           ----
Phillip B. Lassiter*             Chairman, President                   March 30, 2000
-------------------------------- and Chief Executive Officer
Phillip B. Lassiter              and Director (Principal Executive
                                 Officer)

 /s/ Frank J. Bivona             Executive Vice President, and         March 30, 2000
-------------------------------- Chief Financial Officer (Principal
Frank J. Bivona                  Financial and Accounting Officer)

Michael A. Callen*               Director                              March 30, 2000
--------------------------------
Michael A. Callen

Renso L. Caporali*               Director                              March 30, 2000
--------------------------------
Renso L. Caporali

Richard Dulude*                  Director                              March 30, 2000
--------------------------------
Richard Dulude

W. Grant Gregory*                Director                              March 30, 2000
--------------------------------
W. Grant Gregory

C. Roderick O'Neil*              Director                              March 30, 2000
--------------------------------
C. Roderick O'Neil

---------------------
* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                      By:    /s/ Frank J. Bivona
                                      --------------------------------
                                      Frank J. Bivona
                                      Attorney-in-fact

             INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT


The Board of Directors
Ambac Financial Group, Inc.:


The audits referred to in our report dated January 21, 2000, included the related financial statement schedules as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999, included in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (No. 333-43695) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and 333-52449) on Form
S-8 of Ambac Financial Group, Inc.



/s/ KPMG LLP
New York, New York
March 30, 2000

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   Other Than Investments in Related Parties
                               December 31, 1999
                         (Dollar Amounts in Thousands)


                                                                                                                    Amount at which
                                                                                                                        shown in
                                                                           Amortized                 Estimated        the balance
Type of Investment                                                           Cost                    Fair Value           sheet
-----------------------------------------------------------------   ---------------------       -----------------   ---------------
U.S. Government obligations......................................              $   63,197              $   62,479        $   62,479
Municipal obligations............................................               3,094,469               2,962,939         2,962,939
Mortgage- and asset-backed securities (includes U.S. Government
Agency obligations).............................................                4,776,416               4,704,549         4,704,549

Corporate obligations............................................               1,094,102               1,008,504         1,008,504
Other............................................................                 220,896                 220,896           220,896
                                                                    ---------------------       ------------------- ---------------
     Total investments...........................................              $9,249,080              $8,959,367        $8,959,367
                                                                    =====================       =================== ===============

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                            Condensed Balance Sheets
                           December 31, 1999 and 1998
                (Dollar Amounts in Thousands Except Share Data)



                                                                                        1999                  1998
                                                                                -------------------    -----------------
                                   ASSETS

Assets:
 Cash........................................................................       $             3      $           116
 Investments in subsidiaries.................................................             2,422,278            2,275,995
 Fixed income securities, at fair value
  (amortized cost of $6,169 in 1999 and $205,456 in 1998)....................                 5,695              209,182
 Short-term investments, at cost (approximates fair value)...................                12,323               24,144
 Other investments...........................................................                 3,074                1,522
 Current income taxes receivable.............................................                 1,913                   --
 Deferred income taxes receivable............................................                17,516               12,984
 Other assets................................................................                17,650               23,586
                                                                                 ------------------    -----------------
  Total assets...............................................................       $     2,480,452      $     2,547,529
                                                                                 ==================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Debentures..................................................................       $       423,995      $       423,929
 Current income taxes payable................................................                    --                1,029
 Accrued interest payable....................................................                 6,797                6,797
 Accounts payable and other liabilities......................................                31,210               19,684
                                                                                 ------------------    -----------------
  Total liabilities..........................................................               462,002              451,439
                                                                                 ------------------    -----------------

Stockholders' equity:

Preferred stock, par value $0.01 per share; authorized shares - 4,000,000;
 issued and outstanding shares - none........................................                    --                   --

Common Stock, par value $0.01 per share; authorized shares - 200,000,000 at
 December 31, 1999 and 1998; issued shares - 70,680,384 at December 31, 1999
 and 1998....................................................................                   707                  707
Additional paid-in capital...................................................               525,012              519,305
Accumulated other comprehensive (loss) income................................              (187,540)             159,313
Retained earnings............................................................             1,713,446            1,449,832
Common Stock held in treasury at cost, 722,592 shares at December 31, 1999
 and 738,381 at December 31, 1998............................................               (33,175)             (33,067)
                                                                                 ------------------    -----------------
  Total stockholders' equity.................................................             2,018,450            2,096,090
                                                                                 ------------------    -----------------
  Total liabilities and stockholders' equity.................................       $     2,480,452      $     2,547,529
                                                                                 ==================    =================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                       Condensed Statements of Operations
                         Three Years Ended December 31,
                         (Dollar Amounts in Thousands)



                                                                       1999                  1998                  1997
                                                                 ----------------      ----------------      ----------------
Revenues:
  Dividend income...........................................             $ 52,000              $ 48,000              $ 44,000
  Interest and other income.................................               10,567                14,336                 7,047
  Net realized gains........................................                  797                 2,507                   748
                                                                 ----------------      ----------------      ----------------

   Total revenues...........................................               63,364                64,843                51,795
                                                                 ----------------      ----------------      ----------------

Expenses:

  Interest expense..........................................               33,470                29,722                19,053
  Operating expenses........................................                6,506                 6,815                 2,826
                                                                 ----------------      ----------------      ----------------


   Total expenses...........................................               39,976                36,537                21,879
                                                                 ----------------      ----------------      ----------------

Income before income taxes and equity in   undistributed
 net income of subsidiaries.................................               23,388                28,306                29,916

Federal income tax benefit..................................              (10,260)               (6,274)               (5,433)
                                                                 ----------------      ----------------      ----------------

Income before equity in undistributed net income of
 subsidiaries...............................................               33,648                34,580                35,349

Equity in undistributed net income of subsidiaries..........              274,269               219,414               187,681
                                                                 ----------------      ----------------      ----------------

Net income..................................................              307,917               253,994               223,030
                                                                 ================      ================      ================

                           AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                  Condensed Statements of Stockholders' Equity
                         Three Years Ended December 31,
                         (Dollar Amounts in Thousands)

                                                    1999                        1998                      1997
                                        --------------------------     ----------------------     ---------------------
Retained Earnings:

  Balance at January 1                    $1,449,832                   $1,262,740                $1,072,418
  Net income                                 307,917     $ 307,917        253,994    $253,994       223,030    $223,030
                                                    --------------               ------------              ------------
  Dividends declared -                       (29,366)                     (26,571)                  (24,165)

  Exercise of stock options                  (14,937)                     (40,331)                   (8,543)
                                        ------------                   ----------                ----------
  Balance at December 31                  $1,713,446                   $1,449,832                $1,262,740
                                        ------------                   ----------                ----------

Accumulated Other
 Comprehensive (Loss) Income:

  Balance at January 1                    $  159,313                   $  135,223                $   58,911
  Unrealized (losses) gains on
     securities, ($552,645),
     $36,476, and $121,347,
     pre-tax, in 1999, 1998
     and 1997, respectively) (1)                          (346,211)                    23,889                    76,155
  Foreign currency gain                                       (642)                       201                       157
                                                        ------------                 ----------                ----------
  Other comprehensive (loss) income         (346,853)     (346,853)        24,090      24,090        76,312      76,312
                                        --------------------------     ----------------------    ----------------------

  Total comprehensive (loss) income                      $(38,936)                  $278,084                  $299,342
                                                    ==============               ============              ============
  Balance at December 31                  $ (187,540)                  $  159,313                $  135,223
                                        ------------                   ----------                ----------

Preferred Stock:

  Balance at January 1 and
    December 31                                 $                            $                         $
                                                  --                           --                        --
                                        ------------              ---------------            --------------

Common Stock:

  Balance at January 1                    $      707                   $      707                $      353
  Stock split effected as dividend                --                           --                       354
                                        ------------              ---------------            --------------
  Balance at December 31                  $      707                   $      707                $      707
                                        ------------              ---------------            --------------

Additional Paid-in Capital:

  Balance at January 1                    $  519,305                   $  500,107                $  498,401
  Issuance of stock                               --                           --                    (3,506)
  Exercise of stock options                    5,707                       19,198                     5,566
  Stock split effected as dividend                --                           --                      (354)
                                        ------------              ---------------            --------------
  Balance at December 31                  $  525,012                   $  519,305                $  500,107
                                        ------------              ---------------            --------------

Common Stock Held in
    Treasury at Cost:

  Balance at January 1                    $  (33,067)                  $  (26,295)               $  (15,067)
  Cost of shares acquired                    (17,626)                     (52,738)                  (40,397)
  Shares issued under equity plans            17,518                       45,966                    29,169
  Issued to acquire subsidiary                    --                           --                        --
                                        ------------              ---------------            --------------
  Balance at December 31                  $  (33,175)                  $  (33,067)               $  (26,295)
                                        ------------              ---------------            --------------

Total Stockholders' Equity at
    December 31                           $2,018,450                   $2,096,090                $1,872,482
                                        ============              ===============            ==============

(1) Disclosure of reclassification amount:                                               1999      1998     1997
                                                                                      ------------------------------
Unrealized holding (losses) gains arising during period                               $(351,412)  $34,526  $88,744
Less: reclassification adjustment for net (losses) gains included in net income          (5,201)   10,637   12,589
                                                                                      ------------------------------
Net unrealized (losses) gains on securities                                           $(346,211)  $23,889  $76,155
                                                                                      ==============================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      Condensed Statements of Cash Flows
                        Three Years Ended December 31,
                         (Dollar Amounts in Thousands)



                                                                        1999                  1998                  1997
                                                                 -----------------      ----------------      ----------------

Cash flows from operating activities:
  Net income................................................             $ 307,917             $ 253,994             $ 223,030
  Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
  Equity in undistributed net income of
   Subsidiaries.............................................              (274,269)             (219,414)             (187,681)
  Gain on sale of investments...............................                  (797)               (2,507)                 (748)
  (Decrease) increase in current income
    taxes payable...........................................                (2,942)                5,605                (1,510)
       Decrease (increase) in other assets..................                 5,936               (13,710)               (4,770)
  Other, net................................................                (5,188)              (16,843)              (15,945)
                                                                 -----------------      ----------------      ----------------

   Net cash provided by operating activities................                30,657                 7,125                12,376
                                                                 -----------------      ----------------      ----------------

Cash flows from investing activities:
  Proceeds from sales of bonds..............................                16,627                69,097                39,728
  Purchases of bonds........................................               (22,625)             (206,430)                   --
  Change in short-term investments..........................                11,821               (10,552)                2,130
  Other, net                                                                (1,544)               (1,489)                   --
                                                                 -----------------      ----------------      ----------------


   Net cash  provided by (used in) investing activities.....
                                                                             4,279              (149,374)               41,858
                                                                 -----------------      ----------------      ----------------

Cash flows from financing activities:
  Dividends paid............................................               (29,366)              (26,571)              (24,165)
  Proceeds from issuance of debentures......................                    --               193,700                    --
  Purchases of treasury stock...............................               (17,626)              (52,738)              (40,397)
  Proceeds from sale of treasury stock......................                17,518                45,966                29,169
  Contribution to subsidiaries..............................                (5,575)              (18,000)              (18,842)
                                                                 -----------------      ----------------      ----------------

   Net cash (used in) provided by  financing activities.....
                                                                           (35,049)              142,357               (54,235)
                                                                 -----------------      ----------------      ----------------

Net cash flow...............................................                  (113)                  108                    (1)
  Cash at January 1.........................................                   116                     8                     9
                                                                 -----------------      ----------------      ----------------

  Cash at December 31.......................................             $       3             $     116             $       8
                                                                 =================      ================      ================

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
   Income taxes.............................................             $  37,000             $  60,000             $  12,861
                                                                 =================      ================      ================

   Interest expense.........................................             $  33,848             $  30,072             $  19,687
                                                                 =================      ================      ================


Supplemental disclosure of non-cash financing activities:

 Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $101,479 and $107,533 in April 1999 and November 1999, respectively.

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                    Note to Condensed Financial Information



The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 1999, 1998 and 1997, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                           SCHEDULE IV - REINSURANCE
                (Dollar Amounts in Thousands Except Percentages)



                                                                                     Assumed                        Percentage of
                                                                    Ceded to          from                             Amount
                                                    Gross            Other            Other            Net           Assumed to
       Insurance Premiums Written                   Amount          Companies       Companies         Amount             Net
----------------------------------------           ---------       ----------       ---------     --------------     ------------
Year ended December 31, 1997............            $277,814         $32,452         $ 8,349         $253,711           3.29%
Year ended December 31, 1998............            $333,652         $49,563         $27,359         $311,448           8.78%
Year ended December 31, 1999............            $420,669         $61,845         $24,573         $383,397           6.41%

                               INDEX TO EXHIBITS

Exhibit Number            Description
--------------            -----------

            10.18         Agreement and General Release between Joseph V. Salzano, the Company and Ambac Assurance Corporation dated December 29, 1999.

            10.23         $750,000,000 Amended and Restated Credit Agreement, dated December
                          2, 1999 between Ambac Assurance Corporation and various banks and
                          Deutsche Bank AG (New York Branch), as Agent.

            12.01         Statement re computation of ratios.

            13.01         Annual Report to Stockholders for the fiscal year ended December 31,
                          1999. (Furnished for the information of the Securities and Exchange
                          Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

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

            24.03         Power of Attorney from Renso L. Caporali.

            24.04         Power of Attorney from Richard Dulude.

            24.05         Power of Attorney from W. Grant Gregory.

            24.06         Power of Attorney from C. Roderick O'Neil.

            27.00         Financial Data Schedule.

            99.01         Ambac Assurance Corporation and Subsidiaries Consolidated Financial
                          Statements (with independent auditors' report thereon) as of
                          December 31, 1999 and 1998.