Form 10-Q
period 2000-03-31
AMBAC FINANCIAL GROUP INC
filed 2000-05-12
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended March 31, 2000

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


        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No__
                                               -
        As of March 31, 2000, 69,827,973 shares of Common Stock, par value $0.01 per share, (net of 852,411 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                 INDEX
                                 -----

                                                                                                         PAGE
                                                                                                        ------

Item 1.    Consolidated Financial Statements
           Consolidated Balance Sheets - March 31, 2000
             and December 31, 1999.............................................................              3

           Consolidated Statements of Operations - three months
             ended March 31, 2000 and 1999.....................................................              4

           Consolidated Statements of Stockholders' Equity - three months
             ended March 31, 2000 and 1999.....................................................              5

           Consolidated Statements of Cash Flows - three months ended

           March 31, 2000 and 1999.............................................................              6

           Notes to Consolidated Financial Statements..........................................              7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................................              9

Item 3.    Quantitative and Qualitative Disclosures About
           Market Risk.........................................................................             19

PART II    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K....................................................             21

SIGNATURES.....................................................................................             22

INDEX TO EXHIBITS..............................................................................             23

                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                             (Dollars in Thousands)

                                                                                                 March 31, 2000    December 31, 1999
                                                                                                 --------------    -----------------
                                                                                                   (unaudited)
Assets
Investments:
       Fixed income securities, at fair value
              (amortized cost of $9,086,367 in 2000 and $9,028,184 in 1999)                       $  8,897,548         $  8,738,471
       Short-term investments, at cost (approximates fair value)                                       104,544              220,896
       Other                                                                                             4,839                3,168
                                                                                                  ------------         ------------
              Total investments                                                                      9,006,931            8,962,535

Cash                                                                                                    46,560               13,588
Securities purchased under agreements to resell                                                        151,633              103,000
Receivable for investment agreements                                                                    38,739               45,918
Receivable for securities sold                                                                           3,161               15,369
Investment income due and accrued                                                                      107,920              128,668
Reinsurance recoverable                                                                                    552                  500
Prepaid reinsurance                                                                                    222,657              217,977
Deferred acquisition costs                                                                             138,408              135,324
Deferred income taxes                                                                                   10,402               57,377
Loans                                                                                                  702,887              685,488
Receivable from brokers and dealers                                                                    500,000              717,000
Other assets                                                                                           212,757              262,352
                                                                                                  ------------         ------------
              Total assets                                                                        $ 11,142,607         $ 11,345,096
                                                                                                  ============         ============

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                                          $  1,417,729         $  1,431,076
       Losses and loss adjustment expenses                                                             124,323              121,475
       Ceded reinsurance balances payable                                                               15,081               15,028
       Obligations under investment and payment agreements                                           4,089,535            4,180,513
       Obligations under investment repurchase agreements                                            2,049,891            1,959,741
       Current income taxes                                                                             32,627               24,831
       Debentures                                                                                      424,012              423,995
       Accrued interest payable                                                                         78,379               91,142
       Other liabilities                                                                               223,824              268,696
       Payable to brokers and dealers                                                                  500,000              717,000
       Payable for securities purchased                                                                 36,485               93,149
                                                                                                  ------------         ------------
              Total liabilities                                                                      8,991,886            9,326,646
                                                                                                  ------------         ------------

Stockholders' equity:
       Preferred stock                                                                                    --                   --
       Common stock                                                                                        707                  707
       Additional paid-in capital                                                                      525,325              525,012
       Accumulated other comprehensive loss                                                           (126,192)            (187,540)
       Retained earnings                                                                             1,789,260            1,713,446
       Common stock held in treasury at cost                                                           (38,379)             (33,175)
                                                                                                  ------------         ------------
              Total stockholders' equity                                                             2,150,721            2,018,450
                                                                                                  ------------         ------------
              Total liabilities and stockholders' equity                                          $ 11,142,607         $ 11,345,096
                                                                                                  ============         ============

        See accompanying Notes to Consolidated Unaudited Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended March 31, 2000 and 1999
                   (Dollars in Thousands Except Share Data)

                                                                    Three Months Ended
                                                                         March 31,
                                                            ------------------------------------
                                                                  2000                   1999

                                                            ------------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                                        $  69,338         $  90,154
     Ceded premiums written                                          (16,127)           (5,086)
                                                                   ---------         ---------
       Net premiums written                                        $  53,211         $  85,068
                                                                   =========         =========

     Net premiums earned                                           $  71,158         $  60,297
     Net fees earned and other income                                  1,795             1,507
     Net investment income                                            57,631            49,484
     Net realized gains                                                  462                89
  Financial Services:
     Revenue                                                          14,442            12,712
     Net realized losses                                                (181)             (313)
  Other:
     Revenue                                                             567             3,820
     Net realized gains                                                 --                 775
                                                                   ---------         ---------
       Total revenues                                                145,874           128,371
                                                                   ---------         ---------
Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                               3,249             2,500
     Underwriting and operating expenses                              13,478            11,917
  Financial Services                                                   6,479             6,977
  Interest                                                             9,379             9,083
  Other                                                                1,195             1,943
                                                                   ---------         ---------

       Total expenses                                                 33,780            32,420
                                                                   ---------         ---------

Income before income taxes                                           112,094            95,951
Provision for income taxes                                            26,456            22,757
                                                                   ---------         ---------

       Net income                                                  $  85,638         $  73,194
                                                                   =========         =========

       Net income per share                                            $1.23             $1.05
                                                                  ==========         =========

       Net income per diluted share                                    $1.20             $1.03
                                                                  ==========         =========

Weighted average number of
  shares outstanding                                              69,862,702        69,919,175
                                                                 ===========        ==========

Weighted average number of diluted
  shares outstanding                                              71,203,095        71,335,606
                                                                 ===========        ==========

See accompanying Notes to Consolidated Unaudited Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                 For The Periods Ended March 31, 2000 and 1999
                            (Dollars in Thousands)

                                                                             2000                                    1999
                                                                      --------------------------    -----------------------------
Retained Earnings:
       Balance at January 1                                                $1,713,446                   $1,449,832
       Net income                                                              85,638    $85,638            73,194         $73,194
                                                                                      -----------                  ----------------
       Dividends declared - common stock                                       (7,698)                      (6,997)
       Exercise of stock options                                               (2,126)                        (693)
                                                                      ----------------              ---------------
       Balance at March 31                                                 $1,789,260                   $1,515,336
                                                                      ----------------              ---------------
Accumulated Other Comprehensive (Loss) Income:
       Balance at January 1                                                 ($187,540)                    $159,313
       Unrealized gains (losses) on securities, $100,936,
         and ($93,341), pre-tax in 2000 and 1999, respectively(1)                         61,621                           (58,311)
       Foreign currency (loss) gain                                                         (273)                             (607)
                                                                                      -----------                  ----------------
       Other comprehensive income (loss)                                       61,348     61,348           (58,918)        (58,918)
                                                                      ---------------------------   -------------------------------
       Comprehensive income                                                             $146,986                           $14,276
                                                                                      ===========                  ================
       Balance at March 31                                                  ($126,192)                    $100,395
                                                                      ----------------              ---------------
Preferred Stock:
       Balance at January 1 and March 31                                           $-                           $-
                                                                      ----------------              ---------------
Common Stock:
       Balance at January 1 and March 31                                         $707                         $707
                                                                      ----------------              ---------------
Additional Paid-in Capital:
       Balance at January 1                                                  $525,012                     $519,305
       Exercise of stock options                                                  313                          328
                                                                      ----------------              ---------------
       Balance at March 31                                                   $525,325                     $519,633
                                                                      ----------------              ---------------
Common Stock Held in Treasury at Cost:
       Balance at January 1                                                  ($33,175)                    ($33,067)
       Cost of shares acquired                                                 (9,161)                      (9,126)
       Shares issued under equity plans                                         3,957                        2,260
                                                                      ----------------              ---------------
       Balance at March 31                                                   ($38,379)                    ($39,933)
                                                                      ----------------              ---------------

Total Stockholders' Equity at March 31                                     $2,150,721                   $2,096,138
                                                                      ================              ===============

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period                       $61,804                     ($57,953)
Less: reclassification adjustment for net gains
    included in net income                                                        183                          358
                                                                      ----------------              ---------------
Net unrealized gains (losses) on securities                                   $61,621                     ($58,311)
                                                                      ================              ===============


See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended March 31, 2000 and 1999
                             (Dollars in Thousands)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                -----------------     ------------
                                                                                                     2000                  1999
                                                                                                ----------------      ------------
Cash flows from operating activities:
     Net income                                                                                  $    85,638            $    73,194
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                                       868                    671
     Amortization of bond premium and discount                                                        (2,153)                (1,695)
     Current income taxes                                                                              7,796                 19,763
     Deferred income taxes                                                                             7,661                  3,389
     Deferred acquisition costs                                                                       (3,084)                (4,708)
     Unearned premiums, net                                                                          (18,027)                24,638
     Losses and loss adjustment expenses                                                               2,796                  2,366
     Ceded reinsurance balances payable                                                                   53                 (2,572)
     Investment income due and accrued                                                                20,748                 22,322
     Accrued interest payable                                                                        (12,763)               (19,069)
     Net gains on sales of investments                                                                  (281)                  (551)
     Interest rate swaps, at market                                                                       11                (20,603)
     Other, net                                                                                        2,056                 (6,962)
                                                                                                 -----------            -----------
            Net cash provided by operating activities                                                 91,319                 90,183
                                                                                                 -----------            -----------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                                    228,303                768,940
     Proceeds from matured bonds                                                                     415,504                343,545
     Purchases of bonds                                                                             (743,926)            (1,371,224)
     Change in short-term investments                                                                116,352                (22,524)
     Securities purchased under agreements to resell                                                 (48,633)                70,938
     Loans                                                                                           (17,399)               (19,214)
     Other, net                                                                                       (1,998)                 8,257
                                                                                                 -----------            -----------
            Net cash used in investing activities                                                    (51,797)              (221,282)
                                                                                                 -----------            -----------

Cash flows from financing activities:
     Dividends paid                                                                                   (7,698)                (6,997)
     Proceeds from issuance of investment agreements                                                 607,030                518,595
     Payments for investment agreement draws                                                        (618,077)              (392,226)
     Payment agreements                                                                               17,399                 19,214
     Proceeds from sale of treasury stock                                                              3,957                  2,260
     Purchases of treasury stock                                                                      (9,161)                (9,126)
                                                                                                 -----------            -----------
            Net cash (used in) provided by financing activities                                       (6,550)               131,720
                                                                                                 -----------            -----------
Net cash flow                                                                                         32,972                    621
Cash at January 1                                                                                     13,588                  8,239
                                                                                                 -----------            -----------
     Cash at March 31                                                                            $    46,560            $     8,860
                                                                                                 ===========            ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:

            Income taxes                                                                         $    10,700            $       --
                                                                                                 ===========            ===========
            Interest expense on debt                                                             $    11,562            $    11,196
                                                                                                 ===========            ===========
            Interest expense on investment agreements                                            $    71,964            $    72,880
                                                                                                 ===========            ===========

    See accompanying Notes to Consolidated Unaudited Financial Statements

(1)    Basis of Presentation

       Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guarantees and financial services to clients in both the public and private sectors around the world. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading provider of financial guarantees for municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch IBCA, Inc., and Japan Rating and Investment Information, Inc. The Company, through its subsidiaries, also provides investment agreements, interest rate swaps and investment advisory and cash management services, primarily to states, municipalities and municipal authorities.

       The Company's consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission on March 30, 2000.

       The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

       Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

(2)    Segment Information

       The Company has two reportable segments, as follows: (1) Financial Guarantee, which guarantees municipal and structured finance obligations; and
(2) Financial Services, which provides investment agreements, interest rate swaps, and investment advisory and cash management services.

       The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

       Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those financial services subsidiaries. Intersegment revenues include the premiums earned under those agreements, but which are eliminated in the

(Dollars in thousands)

consolidated financial statements. Such premiums are accounted for as if they were premiums to third parties, that is, at current market prices.

     Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income and realized gains or losses from investment securities.

     The following tables summarize the financial information by reportable segment as of and for the three-month periods ended March 31, 2000 and 1999:

                                            Financial        Financial         Corporate       Intersegment
Three months ended March 31,                Guarantee         Services         And Other       Eliminations        Consolidated
2000:                                      -----------      -----------       -----------     ---------------     ---------------
    Revenues:
        Unaffiliated customers.......       $  131,046       $   14,261        $     567         $       -          $   145,874
        Intersegment.................              823             (838)          15,971           (15,956)                   -
                                            -----------      -----------       ---------         -----------        -----------
    Total revenues...................       $  131,869       $   13,423        $  16,538          ($15,956)         $   145,874
                                            -----------      -----------       ---------         -----------        -----------
    Income before income taxes:
        Unaffiliated customers.......       $  114,319       $    7,782         ($10,007)        $       -          $   112,094
        Intersegment.................              823           (1,053)          15,971           (15,741)                   -
                                            -----------      -----------       ---------         -----------        -----------
    Total income before income taxes.       $  115,142       $    6,729        $   5,964          ($15,741)         $   112,094
                                            -----------      -----------       ---------         -----------        -----------
    Identifiable assets..............       $4,244,893       $6,850,118        $  47,596         $       -          $11,142,607
                                            -----------      -----------       ---------         -----------        -----------
1999:
    Revenues:
        Unaffiliated customers.......       $  111,377       $   12,399        $   4,595         $       -          $   128,371
        Intersegment.................              772             (900)          13,200           (13,072)                   -
                                            -----------      -----------       ---------         -----------        -----------
    Total revenues...................       $  112,149       $   11,499        $  17,795          ($13,072)         $   128,371
                                            -----------      -----------       ---------         -----------        -----------
    Income before income taxes:
        Unaffiliated customers.......       $   96,960       $    5,422          ($6,431)        $       -          $    95,951
        Intersegment.................              772             (910)          13,200           (13,062)                   -
                                            -----------      -----------       ---------         -----------        -----------
    Total income before income taxes.       $   97,732       $    4,512        $   6,769          ($13,062)         $    95,951
                                            -----------      -----------       ---------         -----------        -----------
    Identifiable assets..............       $3,954,945       $7,147,298        $ 239,652         $       -          $11,341,895
                                            -----------      -----------       ---------         -----------        -----------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three-month periods ended March 31, 2000 and 1999.

                                                               Three Months                          Three Months
                                                                  2000                                   1999
                                                  -----------------------------------------   --------------------------------
                                                         Gross Premiums      Net  Premiums    Gross Premiums    Net  Premiums
                                                            Written            Earned            Written           Earned
                                                  ----------------------- ----------------    ----------------  ---------------

    United States..............................              $54,509           $61,386            $78,919         $55,091
    Australia..................................                4,391               518                381             421
    Mexico.....................................                3,961             1,658              1,265             761
    Japan......................................                1,720             1,643                995             977
    France.....................................                  244               272                227             248
    United Kingdom.............................                   15             1,254              5,667             661
    Internationally diversified (1)............                2,228             2,711              1,160             914
    Other international........................                2,270             1,716              1,540           1,224
                                                  ----------------------- ----------------    ----------------  ---------------
        Total..................................              $69,338           $71,158            $90,154         $60,297
                                                  ----------------------- ----------------    ----------------  ---------------

(1)  Internationally diversified may include components of domestic exposure.

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three-month periods ended March 31, 2000 and 1999, and its financial condition as of March 31, 2000 and December 31, 1999. These results include the Company's two reportable segments: Financial Guarantee and Financial Services.

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

          Any or all of the Company's forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual future results. The Company's actual results may vary materially, and there are no guarantees about the performance of the Company's stock. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad;
(2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws, and (6) other risks and uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved. You are advised, however, to consult any further disclosures we make on related subjects in the Company's reports to the SEC.

Results of Operations

     Consolidated Net Income

     The Company's net income for the three months ended March 31, 2000 was $85.6 million, or $1.20 per diluted share, up 17% from the three months ended March 31, 1999 net income of $73.2 million, or $1.03 per diluted share. The increase in net income was primarily attributable to higher Financial Guarantee operating income driven by a $19.6 million, or 18%, increase in revenues.

     Financial Guarantee

     The Company provides financial guarantees through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Ambac Assurance's wholly-owned

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)


subsidiary, Ambac Assurance UK Limited, serves clients in the international market. Additionally, Ambac Assurance had served clients in international markets through its participation in MBIA.AMBAC International, an unincorporated joint venture with MBIA Insurance Corporation ("MBIA"). On March 21, 2000, Ambac Assurance and MBIA announced the restructuring of that arrangement. Ambac Assurance and MBIA will continue its current reciprocal reinsurance arrangements for international business through at least the end of 2000, however, the companies will market and originate financial guarantees independently. This restructuring was in reaction to a growing acceptance of the financial guarantee product internationally and the belief that separate origination functions would be beneficial to the further expansion of the market. The restructuring did not affect business conducted in Japan where the market for financial guarantees is just beginning to develop. The companies will continue to market and originate transactions jointly under the original arrangement in Japan.

     Ambac Credit Products, L.L.C. ("ACP"), a wholly owned subsidiary of Ambac Assurance, also provides credit protection in the global markets in the form of structured credit derivatives.

     Gross Par Written.  Ambac Assurance guaranteed $13.3 billion in par value
     ------------------
bonds during the three months ended March 31, 2000, a decrease of 31% from $19.2 billion in par value bonds during the three months ended March 31, 1999. Par value written for the first quarter of 2000 was comprised of $2.4 billion from municipal bond obligations, $8.0 billion from structured finance obligations and $2.9 billion from international obligations, compared to $8.8 billion, $9.6 billion and $0.8 billion, respectively, in the first quarter of 1999. Insured municipal obligations for the three-month period ended March 31, 2000 were affected by a 33% decline in total issuance that was attributable to a 78% decline in the refinancing component of the market and a 2% decline in new money issuance. Additionally, decreases in insured penetration (from approximately 53% in the first quarter of 1999 to approximately 44% in the first quarter of 2000) and Ambac's municipal market share contributed to the decline in insured municipal obligations in the first quarter of 2000 compared to the first quarter of 1999.

     Management anticipates, based on growth experienced in the last few years, that in the foreseeable future, the Company's structured finance and international businesses will grow more rapidly than the municipal business. Management believes that business written in the structured finance and international markets may see large quarterly variances primarily due to general market conditions and the developmental nature of these markets.

          Gross Premiums Written. Gross premiums written for the three-month
          -----------------------
period ended March 31, 2000 were $69.3 million, a decrease of 23% from $90.2 million in the three-month period ended March 31, 1999. On the municipal side, the negative factors discussed above under "Gross Par Written" also affected gross premiums written, but were partially offset by improved market premium rates. Structured finance continues to see strong business activity in the mortgage-backed, home equity, lease and conduit markets while the international business saw strong activity in the collateralized bond obligation ("CBO") arena. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)


                                                                                  Three Months Ended March 31,
                                                                      ----------------------------------------------------
(Dollars in Millions)                                                             2000                     1999
                                                                      ------------------------  --------------------------
                                                                       Gross          Gross         Gross         Gross
                                                                      Premiums         Par        Premiums         Par
                                                                      Written        Written       Written       Written
                                                                     -----------   ------------  -----------    ---------
Municipal finance:
    Up-front:
   New issue....................................................         $23.5        $ 2,015         $60.4       $ 7,684
   Secondary market.............................................           3.3            263           1.3           141
                                                                     -----------   ------------  -----------    ---------
    Sub-total up-front..........................................          26.8          2,278          61.7         7,825
    Installment:                                                           4.6            155           3.7           970
                                                                     -----------   ------------  -----------    ---------
      Total municipal finance...................................          31.4          2,433          65.4         8,795
                                                                     -----------   ------------  -----------    ---------
Structured finance:                                                                       -
   Up-front.....................................................           0.1                          0.2            39
   Installment..................................................          23.0          7,992          13.4         9,539
                                                                     -----------   ------------  -----------    ---------
        Total structured finance................................          23.1          7,992          13.6         9,578
                                                                     -----------   ------------  -----------    ---------
International(1):
         Up-front...............................................           4.2            159           7.1           115
         Installment............................................          10.6          2,752           4.1           680
                                                                     -----------   ------------  -----------    ---------
          Total  international..................................          14.8          2,911          11.2           795
                                                                     -----------   ------------  -----------    ---------
         Total..................................................         $69.3        $13,336         $90.2       $19,168
                                                                     -----------   ------------  -----------    ---------
Total up-front..................................................         $31.1        $ 2,437         $69.0       $ 7,979
Total installment...............................................          38.2         10,899          21.2        11,189
                                                                     -----------   ------------  -----------    ---------
         Total..................................................         $69.3        $13,336         $90.2       $19,168
                                                                     -----------   ------------  -----------    ---------

(1) Gross par written is reduced by reinsurance cessions to MBIA on international business of $1,261.9 million and $800.8 million for the three months ended March 31, 2000 and 1999, respectively.

     Ceded Premiums Written. Ceded premiums written for the three months ended
     -----------------------
March 31, 2000 were $16.1 million, an increase of 216% from $5.1 million in the three months ended March 31, 1999. The increase in ceded premiums written for the first quarter of 2000 was primarily due to a one-time cede of municipal health care exposure and increased ceded premiums written on international policies. Ceded premiums written were 23.3% and 5.6% of gross premiums written for the three months ended March 31, 2000 and March 31, 1999, respectively.

     Net Premiums Written. Net premiums written for the three months ended March
     ---------------------
31, 2000 were $53.2 million, a decrease of 37% from $85.1 million in the three months ended March 31, 1999. This decrease reflects the lower gross premiums written during the first quarter of 2000 as well as the higher premiums ceded to reinsurers during the period as compared to the same period of 1999.

     Net Premiums Earned. Net premiums earned during the three months ended
     --------------------
March 31, 2000 were $71.2 million, an increase of 18% from $60.3 million in the three months ended March 31, 1999. The increase was primarily the result of increased normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") during the periods. Normal net premiums earned increased 34% from $49.8 million in the first quarter of 1999 to $66.6 million in the first quarter of 2000. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas, particularly structured and international finance.

     Net premiums earned include accelerated premiums that result from refundings. When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three months ended March 31, 2000 included $4.6 million (which had a net income per diluted share effect of $0.04). Net premiums earned in the three months ended March 31, 1999 included $10.5 million (which had a net income per diluted share effect of $0.08) from refundings.

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)

     Net Investment Income. Net investment income for the three months ended
     ----------------------
March 31, 2000 was $57.6 million, an increase of 16% from $49.5 million in the three months ended March 31, 1999. This increase was primarily attributable to the growth of the investment portfolio from ongoing operations. Additionally, investment income grew in the first quarter of 2000 compared with the corresponding prior period due to capital contributions amounting to approximately $200 million from the parent company to Ambac Assurance in 1999. Ambac Assurance's investments in tax-exempt securities amounted to 77% of the total market value of its portfolio as of March 31, 2000, versus 75% at March 31, 1999. The average pre-tax yield-to-maturity on the investment portfolio was 6.06% and 6.08% as of March 31, 2000 and 1999, respectively.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three months ended March 31, 2000 were $3.2 million, compared to $2.5 million for the three months ended March 31, 1999. The increase is due to the recent increases in business activity over most sectors. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the insured portfolio. There was no salvage received during either the first quarter of 2000 or the first quarter of 1999.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three months ended March 31, 2000 were $13.5 million, an increase of 13% from $11.9 million in the three months ended March 31, 1999. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 2000, gross underwriting and operating expenses were $20.4 million, an increase of 15% from $17.7 million in the three months ended March 31, 1999. This increase reflects the overall increase in business activity during recent periods and is primarily due to increased compensation related to new hires. Underwriting and operating expenses deferred were $12.3 million and $10.6 million for the three months ended March 31, 2000 and 1999, respectively. The amortization of previously deferred expenses and reinsurance commissions were $5.4 million and $4.8 million for the three months ended March 31, 2000 and 1999, respectively.

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)

     Financial Services

     Through its financial services subsidiaries, the Company provides investment agreements, interest rate swaps and investment advisory and cash management services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations. Slower activity in the new issue municipal market has resulted in lower new business written in these product areas.

     Revenues. Revenues, net of realized gains and losses, for the three months
     ---------
ended March 31, 2000 were $14.4 million, up 13% from $12.7 million for the three months ended March 31, 1999. This increase is primarily due to higher interest rate swap revenue ($5.9 million in the first quarter of 2000, up 31% from $4.5 million in the first quarter of 1999)primarily attributable to earnings on business written in prior periods. Investment agreements were $5.6 million in the first quarter of 2000, up 4% from $5.4 million in the first quarter of 1999.

     Expenses. Expenses for the three months ended March 31, 2000 were $6.5
     ---------
million, down 7% from $7.0 million for the three months ended March 31, 1999.

     Corporate Items

     Interest Expense. Interest expense for the three months ended March 31,
     -----------------
2000 was $9.4 million, compared to $9.1 million for the three months ended March 31, 1999. The increase is primarily due to increased fees associated with the increase in Ambac Assurance's claims line of credit from high quality banks in December 1999.

     Income Taxes. Income taxes for the three months ended March 31, 2000 were
     -------------
at an effective rate of 23.6%, versus 23.7% for the three months ended March 31, 1999.

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

     Core Earnings. Core earnings for the three months ended March 31, 2000 were
     --------------
$82.8 million, an increase of 24% from $66.9 million for the three months ended March 31, 1999. The increase in core earnings was primarily the result of higher normal net premiums earned from the growth in the financial guarantee book of business and higher net investment income from the financial guarantee segment, as well as higher revenues from the swap business in the financial services segment. The Company defines core earnings as consolidated net income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items.

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)


     Operating Earnings. Operating earnings for the three months ended March 31,
     -------------------
2000 were $85.5 million, an increase of 17% from $72.8 million in the three months ended March 31, 1999. The Company defines operating earnings as consolidated net income, less the effect of net realized gains and losses and certain non-recurring items.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 2000 and 1999:

(Dollars in Millions)                                                                            2000              1999
                                                                                                -------           -------
Net Income...................................................................................    $85.6             $73.2
Net realized gains, after tax................................................................     (0.1)             (0.4)
Non-recurring item, after tax................................................................       -                  -
                                                                                                -------           -------
   Operating earnings........................................................................     85.5              72.8
Premiums earned from refundings, after tax...................................................     (2.7)             (5.9)
                                                                                                -------           -------
   Core earnings.............................................................................    $82.8             $66.9
                                                                                                =======           =======

     There were 71.2 million and 71.3 million weighted-average diluted shares outstanding during the three months ended March 31, 2000 and 1999, respectively.

     Adjusted Gross Premiums Written. The Company defines adjusted gross
     --------------------------------
premiums written as gross up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. While the majority of municipal finance premiums are collected up-front at policy issuance, the majority of Ambac Assurance's structured finance premiums are collected on an installment basis. Adjusted gross premiums written for the three months ended March 31, 2000 were $116.1 million, down 11% from $130.4 million in the three months ended March 31, 1999. The decrease in the first quarter of 2000 was primarily due to the significant decline in municipal transactions driven by lower issuance and decreased insured penetration during the period, partially offset by increased activity in structured finance and international transactions, especially mortgage-backed securities and CBO's. The present value of future installment premiums written for the three months ended March 31, 2000 was $87.0 million, an increase of 34% from $64.8 million written in the first quarter of 1999. The aggregate net present value of estimated future installment premiums was $577.3 million and $527.2 million as of March 31, 2000 and December 31, 1999, respectively.

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)


     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three months ended March 31, 2000 and 1999:

                                                                                          Three Months Ended March 31,
                                                                              -----------------------------------------------
(Dollars in Millions)                                                            2000          %          1999         %
                                                                              ----------   ----------  -----------  ---------
Municipal finance policies:
  Up-front policies:
   New issue.....................................................              $ 23.5         20%       $ 60.4         46%
   Secondary market..............................................                 3.3          3           1.3          1
                                                                              ----------   ----------  -----------  ---------
     Sub-total up-front..........................................                26.8         23          61.7         47
    Installment policies.........................................                 3.3          3           9.7          8
                                                                              ----------   ----------  -----------  ---------
      Total municipal finance policies...........................                30.1         26          71.4         55
                                                                              ----------   ----------  -----------  ---------
Structured finance policies:
  Up-front.......................................................                 0.1          -           0.1
  Installment....................................................                56.7         49          43.2         33
                                                                              ----------   ----------  -----------  ---------
Total Structured finance policies................................                56.8         49          43.3         33
                                                                              ----------   ----------  -----------  ---------
International (1):
      Up-front...................................................                 2.3          2           3.8          3
      Installment................................................                26.9         23          11.9          9
                                                                              ----------   ----------  -----------  ---------
      Total international written................................                29.2         25          15.7         12
                                                                              ----------   ----------  -----------  ---------
Total adjusted gross premiums written............................              $116.1        100%       $130.4        100%
                                                                              ----------   ----------  -----------  ---------
Total up-front written...........................................              $ 29.2         25%       $ 65.6         50%
Total installment written........................................                86.9         75          64.8         50
                                                                              ----------   ----------  -----------  ---------
Total adjusted gross premiums written............................              $116.1        100%       $130.4        100%
                                                                              ----------   ----------  -----------  ---------

(1) Adjusted gross premiums written is reduced by reinsurance cessions to MBIA on international business of $4.4 million and $16.3 million for the three months ended March 31, 2000 and 1999, respectively.

      Adjusted Book Value. Adjusted book value ("ABV") per common share
      -------------------
increased 5% to $46.85 at March 31, 2000 compared to $44.68 at December 31, 1999. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV. The following table reconciles book value per share to ABV per share as of March 31, 2000 and December 31, 1999:

                                                                                        March 31,              December 31,
                                                                                          2000                     1999
                                                                                     ----------               -----------
Book value per share..................................................                  $30.80                   $28.85
After-tax value of:
  Net unearned premium reserve........................................                   11.13                    11.28
  Deferred acquisition costs..........................................                   (1.29)                   (1.26)
  Present value of installment premiums...............................                    5.37                     4.90
  Unrealized gain on investment agreement liabilities.................                    0.84                     0.91
                                                                                     ----------               -----------
Adjusted book value per share.........................................                 $ 46.85                  $ 44.68
                                                                                     ----------               -----------

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 2000, Ambac Assurance paid dividends of $15.0 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance during the next twelve months and the income it expects to receive from its investment portfolio, management believes that the Company will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that the Company will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and dividends on its common stock.

     Ambac Assurance Liquidity.  The principal uses of Ambac Assurance's
     --------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes and dividends to the Company. Management believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives. During 1999, the Company contributed $200 million to Ambac Assurance to support the growth in the financial guarantee business.

     Financial Services Liquidity. The principal uses of liquidity by Financial
     -----------------------------
Services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the duration of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs are satisfied by short-term inter-company loans from Ambac Financial Group, Inc. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to related liabilities to minimize interest rate and liquidity exposure. Financial Services

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)

maintains a portion of its assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  The Company and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 2000 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2000 and December 31, 1999, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains a claims line of credit in the form of a seven-year irrevocable limited recourse credit facility from a group of highly rated banks for $750 million. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayments of amounts drawn under the credit facility are limited primarily to the amount of any recoveries of losses related to municipal policy obligations. The line expires in December 2006. As of March 31, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     ACP has a revolving credit facility with a major international bank for $50 million that expires in June 2000 and provides a three-year term loan provision. The facility is available to ACP for general corporate purposes, including payments in regard to its credit derivative activities. As of March 31, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the three months ended March 31, 2000, the Company acquired approximately 202,000 shares for an aggregate amount of $9.2 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,775,000 shares for an aggregate amount of $169.5 million.

     Balance Sheet. As of March 31, 2000, the fair value of the Company's
     --------------
consolidated investment portfolio was $9.01 billion, relatively flat from $8.96 billion at December 31, 1999. This slight increase was primarily due to cash flow from financial guarantee operations and a decline in interest rates causing market values to rise, partially offset by a slight decrease in volume in investment and payment agreements.

     Cash Flows. Net cash provided by operating activities was $91.3 million and
     -----------
$90.2 million during the three months ended March 31, 2000 and 1999, respectively. These cash flows were primarily provided from financial guarantee operations.

     Net cash used in financing activities was $6.6 million during the three months ended March 31, 2000, $11.0 million was used by investment agreements draws paid (net of investment agreements issued). For the three months ended March 31, 1999, $131.7 million was provided by financing activities, of which $126.4 million was from investment agreements issued (net of draws paid).

ITEM 2.   Management's Discussion and Analysis of
          Financial condition and Results of Operations (Continued)

     Net cash used in investing activities was $51.8 million during the three months ended March 31, 2000, $743.9 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $643.8 million. For the three months ended March 31, 1999, $221.3 million was used in investing activities, $1,371.2 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $1,112.5 million.

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

     Market risk represents the potential for losses that may result from changes in the market value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of the Company's financial instruments are interest rate risk, basis risk (taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in the Company's market risk management group are involved in setting and monitoring risk limits and the application of risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. The Company utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, "value-at-risk" and changes in credit spreads. Models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

     Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, and derivative contracts (primarily interest rate swaps) used for hedging purposes. The Company monitors interest rate risk by running frequent analyses of parallel and non-parallel shifts in the yield curve and other stress test scenarios.

     Financial instruments that may be adversely affected by changes in basis include the Company's municipal interest rate swap portfolio. The Company, through its affiliate Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, the Company will experience an unrealized mark-to-market gain or loss. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as value-at-risk, is a key element in management's monitoring of basis risk for the municipal interest rate swap portfolio. The Company has developed a value-at-risk methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. The Company's methodology estimates value-at-risk using a 300-day historical "look back" period. This means that changes in market values are simulated using market inputs from the past 300 days. Since no single measure can capture all dimensions of market risk, the Company supplements its value-at-risk methodology by performing daily analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of normal market conditions, which might cause abnormal volatility swings or disruptions of market relationships.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

     Financial instruments that may be adversely affected by changes in credit spreads include the Company's outstanding structured credit derivative contracts. The Company, through its affiliate, ACP, enters into structured credit derivative contracts. These contracts require ACP to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed income securities). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative could change. As such, ACP could experience an unrealized mark-to-market gain or loss. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying obligations. The majority of ACP's contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates ACP's risk of loss and the price volatility of these financial instruments. Management models the potential impact of credit spread changes on the value of the credit derivative contracts and personnel in the Company's credit surveillance group monitor credit spread risk.

PART II - OTHER INFORMATION


     Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

Exhibit
Number                Description
--------------        ----------------------------------------------------------
27.00                 Financial Data Schedule.

99.02 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2000 and December 31, 1999 and for the periods ended March 31, 2000 and 1999.

(b)    Reports on Form 8-K:

       On January 27, 2000, the Company filed a Current Report on Form 8-K with
                                                                  --------
its January 26, 2000 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 1999 and the year ended December 31, 1999. On March 13, 2000, the Company filed a Current Report on Form 8-K containing consolidated financial statements (with
          --------
independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 1999 and 1998. On March 22, 2000, the Company filed a Current Report on Form 8-K with its March 21, 2000 press release
                          --------
announcing that the Company and MBIA Inc. had decided to restructure their international joint venture. The filing of these Current Reports on Form 8-K was
                                                                    --------
previously noted in the Company's Annual Report on Form 10-K for the fiscal year
                                                   ---------
ended December 31, 1999, which was filed on March 30, 2000.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Ambac Financial Group, Inc.
                                    (Registrant)


Dated:   May 12, 2000               By: /s/ Frank J. Bivona
                                        -------------------
                                        Frank J. Bivona
                                        Executive Vice President and Chief
                                        Financial Officer  (Principal Financial
                                        and Accounting Officer and Duly
                                        Authorized Officer