Form 10-Q
period 2000-06-30
AMBAC FINANCIAL GROUP INC
filed 2000-08-11
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2000

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


        As of June 30, 2000, 69,860,269 shares of Common Stock, par value $0.01 per share, (net of 820,115 treasury shares) of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                    PAGE
                                                                                    ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Unaudited Financial Statements
         Consolidated Balance Sheets - June 30, 2000
         and December 31, 1999 .....................................................   3

         Consolidated Statements of Operations - three months  and six months
         ended June 30, 2000 and 1999 ..............................................   4

         Consolidated Statements of Stockholders' Equity - six months ended
         June 30, 2000 and 1999 ....................................................   5

         Consolidated Statements of Cash Flows - six months ended
         June 30, 2000 and 1999 ....................................................   6

         Notes to Consolidated Unaudited Financial Statements ......................   7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................................  10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk ...............................................................  21

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders .......................  23

Item 6.  Exhibits and Reports on Form 8-K ..........................................  24

SIGNATURES .........................................................................  25

INDEX TO EXHIBITS ..................................................................  26

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999
                             (Dollars in Thousands)


                                                                                 June 30, 2000        December 31, 1999
                                                                                 -------------        -----------------
                                                                                  (unaudited)
Assets
------

Investments:
        Fixed income securities, at fair value
               (amortized cost of $8,495,124 in 2000 and $9,028,184 in 1999)         $  8,297,541         $  8,738,471
        Short-term investments, at cost (approximates fair value)                         128,556              220,896
        Other                                                                               5,341                3,168
                                                                                -----------------       --------------
               Total investments                                                        8,431,438            8,962,535

Cash                                                                                       11,971               13,588
Securities purchased under agreements to resell                                           146,003              103,000
Receivable for investment agreements                                                      254,750               45,918
Receivable for securities sold                                                              6,470               15,369
Investment income due and accrued                                                         113,465              128,668
Reinsurance recoverable                                                                       668                  500
Prepaid reinsurance                                                                       232,723              217,977
Deferred acquisition costs                                                                142,080              135,324
Deferred income taxes                                                                      10,590               57,377
Loans                                                                                     691,231              685,488
Receivable from brokers and dealers                                                       500,000              717,000
Other assets                                                                              256,844              262,352
                                                                                -----------------       --------------
               Total assets                                                          $ 10,798,233         $ 11,345,096
                                                                                =================       ==============

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
        Unearned premiums                                                            $  1,441,946         $  1,431,076
        Losses and loss adjustment expenses                                               127,300              121,475
        Ceded reinsurance balances payable                                                  8,160               15,028
        Obligations under investment and payment agreements                             3,773,509            4,180,513
        Obligations under investment repurchase agreements                              1,828,151            1,959,741
        Current income taxes                                                               21,239               24,831
        Debentures                                                                        424,028              423,995
        Accrued interest payable                                                           77,269               91,142
        Other liabilities                                                                 266,642              268,696
        Payable to brokers and dealers                                                    500,000              717,000
        Payable for securities purchased                                                   99,935               93,149
                                                                                -----------------       --------------
               Total liabilities                                                        8,568,179            9,326,646
                                                                                -----------------       --------------

Stockholders' equity:
        Preferred stock                                                                      --                   --
        Common stock                                                                          707                  707
        Additional paid-in capital                                                        526,768              525,012
        Accumulated other comprehensive loss                                             (132,416)            (187,540)
        Retained earnings                                                               1,871,599            1,713,446
        Common stock held in treasury at cost                                             (36,604)             (33,175)
                                                                                -----------------       --------------
               Total stockholders' equity                                               2,230,054            2,018,450
                                                                                -----------------       --------------
               Total liabilities and stockholders' equity                            $ 10,798,233         $ 11,345,096
                                                                                =================       ==============



See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  For the Periods Ended June 30, 2000 and 1999
                    (Dollars in Thousands Except Share Data)

                                                     Three Months Ended                       Six Months Ended
                                                          June 30,                                June 30,
                                            --------------------------------------   --------------------------------------
                                               2000                 1999                2000                 1999
                                            --------------------------------------   --------------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                         $121,669              $98,708            $191,007             $188,862
     Ceded premiums written                          (26,247)             (16,458)            (42,374)             (21,544)
                                            -----------------    -----------------   -----------------    -----------------
       Net premiums written                          $95,422              $82,250            $148,633             $167,318
                                            =================    =================   =================    =================

     Net premiums earned                             $80,921              $63,944            $152,079             $124,241
     Net fees earned and other income                  1,206                1,077               3,001                2,584
     Net investment income                            58,902               51,296             116,533              100,780
     Net realized gains (losses)                       2,017               (5,569)              2,479               (5,480)
  Financial Services:
     Revenue                                          21,127               13,138              35,569               25,850
     Net realized losses                              (7,090)              (2,987)             (7,271)              (3,300)
  Other:
     Revenue                                             438                2,603               1,005                6,423
     Net realized gains                                    -                    -                   -                  775
                                            -----------------    -----------------   -----------------    -----------------
       Total revenues                                157,521              123,502             303,395              251,873
                                            -----------------    -----------------   -----------------    -----------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses               3,600                2,500               6,849                5,000
     Underwriting and operating expenses              13,876               11,872              27,354               23,789
  Financial Services                                   6,276                6,779              12,755               13,756
  Interest                                             9,380                9,094              18,759               18,177
  Other                                                2,219                1,272               3,414                3,215
                                            -----------------    -----------------   -----------------    -----------------
       Total expenses                                 35,351               31,517              69,131               63,937
                                            -----------------    -----------------   -----------------    -----------------

Income before income taxes                           122,170               91,985             234,264              187,936
Provision for income taxes                            29,530               21,016              55,986               43,773
                                            -----------------    -----------------   -----------------    -----------------

       Net income                                    $92,640              $70,969            $178,278             $144,163
                                            =================    =================   =================    =================


       Net income per share                            $1.33                $1.02               $2.55                $2.06
                                            =================    =================   =================    =================

       Net income per diluted share                    $1.30                $1.00               $2.50                $2.02
                                            =================    =================   =================    =================

Weighted average number of
  shares outstanding                              69,828,677           69,877,457          69,845,690           69,898,316
                                            =================    =================   =================    =================

Weighted average number of diluted
  shares outstanding                              71,259,881           71,309,111          71,217,284           71,319,712
                                            =================    =================   =================    =================


See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                 For The Six Months Ended June 30, 2000 and 1999
                             (Dollars in Thousands)


                                                                              2000                                1999
                                                                   ---------------------------       -----------------------------

Retained Earnings:
       Balance at January 1                                            $1,713,446                         $1,449,832
       Net income                                                         178,278     $178,278               144,163     $144,163
                                                                                  -------------                      -------------
       Dividends declared - common stock                                  (15,375)                           (13,983)
       Exercise of stock options                                           (4,750)                            (2,110)
                                                                   ---------------                   ----------------
       Balance at June 30                                              $1,871,599                         $1,577,902
                                                                   ---------------                   ----------------

Accumulated Other Comprehensive (Loss) Income:
       Balance at January 1                                             ($187,540)                          $159,313
       Unrealized gains (losses) on securities, $93,717,
         and ($93,341), pre-tax in 2000 and 1999, respectively(1)                       56,573                           (176,693)
       Foreign currency (loss) gain                                                     (1,449)                            (1,057)
                                                                                  -------------                      -------------
       Other comprehensive income (loss)                                   55,124       55,124              (177,750)    (177,750)
                                                                   ----------------------------      -----------------------------
       Comprehensive income (loss)                                                    $233,402                           ($33,587)
                                                                                  =============                      =============
       Balance at June 30                                               ($132,416)                          ($18,437)
                                                                   ---------------                   ----------------

Preferred Stock:
       Balance at January 1 and June 30                                        $-                                 $-
                                                                   ---------------                   ----------------

Common Stock:
       Balance at January 1 and June 30                                      $707                               $707
                                                                   ---------------                   ----------------

Additional Paid-in Capital:
       Balance at January 1                                              $525,012                           $519,305
       Exercise of stock options                                            1,756                              1,161
                                                                   ---------------                   ----------------
       Balance at June 30                                                $526,768                           $520,466
                                                                   ---------------                   ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                              ($33,175)                          ($33,067)
       Cost of shares acquired                                            (12,560)                            (9,126)
       Shares issued under equity plans                                     9,131                              6,023
                                                                   ---------------                   ----------------
       Balance at June 30                                                ($36,604)                          ($36,170)
                                                                   ---------------                   ----------------


Total Stockholders' Equity at June 30                                  $2,230,054                         $2,044,468
                                                                   ===============                   ================

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period                   $53,458                          ($181,896)
Less: reclassification adjustment for net gains
    included in net income                                                 (3,115)                            (5,203)
                                                                   ---------------                   ----------------
Net unrealized gains (losses) on securities                               $56,573                          ($176,693)
                                                                   ===============                   ================



See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended June 30, 2000 and 1999
                             (Dollars in Thousands)


                                                                                      Six Months Ended
                                                                                           June 30,
                                                                     ----------------------------------------------------
                                                                             2000                          1999
                                                                     ----------------------        ----------------------

Cash flows from operating activities:
     Net income                                                                   $178,278                      $144,163
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                   1,758                         1,407
     Amortization of bond premium and discount                                      (5,367)                       (3,234)
     Current income taxes                                                           (3,592)                        7,544
     Deferred income taxes                                                           9,643                         1,773
     Deferred acquisition costs                                                     (6,756)                       (9,619)
     Unearned premiums, net                                                         (3,876)                       42,833
     Losses and loss adjustment expenses                                             5,657                         4,659
     Ceded reinsurance balances payable                                             (6,868)                         (698)
     Investment income due and accrued                                              15,203                        14,016
     Accrued interest payable                                                      (13,873)                      (10,120)
     Net losses on sales of investments                                              4,792                         8,005
     Interest rate swaps, at market                                                   (246)                      (22,386)
     Other, net                                                                     (1,273)                       (6,219)
                                                                     ----------------------        ----------------------
            Net cash provided by operating activities                              173,480                       172,124
                                                                     ----------------------        ----------------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                  703,116                     1,753,245
     Proceeds from matured bonds                                                   860,364                       693,290
     Purchases of bonds                                                         (1,014,330)                   (2,935,988)
     Change in short-term investments                                               92,340                         2,090
     Securities purchased under agreements to resell                               (43,003)                      183,309
     Loans                                                                          (5,743)                       (7,670)
     Other, net                                                                     (1,611)                        8,210
                                                                     ----------------------        ----------------------
            Net cash provided by (used in) investing activities                    591,133                      (303,514)
                                                                     ----------------------        ----------------------

Cash flows from financing activities:
     Dividends paid                                                                (15,375)                      (13,983)
     Proceeds from issuance of investment agreements                               810,643                     1,310,852
     Payments for investment agreement draws                                    (1,563,812)                   (1,169,976)
     Payment agreements                                                              5,743                         7,670
     Proceeds from sale of treasury stock                                            9,131                         6,023
     Purchases of treasury stock                                                   (12,560)                       (9,126)
                                                                     ----------------------        ----------------------
            Net cash (used in) provided by financing activities                   (766,230)                      131,460
                                                                     ----------------------        ----------------------

Net cash flow                                                                       (1,617)                           70
Cash at January 1                                                                   13,588                         8,239
                                                                     ----------------------        ----------------------
     Cash at June 30                                                               $11,971                        $8,309
                                                                     ======================        ======================

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                           $48,200                       $33,500
                                                                     ======================        ======================
            Interest expense on debt                                               $18,920                       $18,266
                                                                     ======================        ======================
            Interest expense on investment agreements                             $149,540                      $143,436
                                                                     ======================        ======================



See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
(Dollars in thousands)

(1)  Basis of Presentation

     Ambac Financial Group, Inc., (the "Company") headquartered in New York City, is a holding company whose affiliates provide financial guarantees and financial services to clients in both the public and private sectors around the world. The Company's principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"), a leading provider of financial guarantees for municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Group, Fitch, and Rating and Investment Information, Inc. The Company, through its subsidiaries, also provides investment agreements, interest rate swaps and investment advisory and cash management services, primarily to states, municipalities and municipal authorities.

     The Company's consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and six months ended June 30, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000, and
(ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which was filed with the Commission on May 12, 2000.

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

     Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those financial services subsidiaries. Intersegment revenues include the premiums earned under those agreements, but which are eliminated in the consolidated financial statements. Such premiums are accounted for as if they were premiums to third parties, that is, at current market prices.

     Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Revenue from unaffiliated customers in the "corporate and other" column consists primarily of interest income and realized gains or losses from investment securities.

     The following tables summarize the financial information by reportable segment as of and for the three and six-month periods ended June 30, 2000 and 1999:

                                        Financial        Financial         Corporate         Intersegment
Three months ended June 30,             Guarantee         Services         And Other         Eliminations           Consolidated
                                     ---------------  ---------------   --------------    -----------------     -------------------
2000:
    Revenues:
        Unaffiliated customers.......     $  143,046       $   14,037        $     438            $       -             $   157,521
        Intersegment.................            947             (810)          15,957              (16,094)                      -
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Total revenues...................     $  143,993       $   13,227        $  16,395             ($16,094)            $   157,521
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Income before income taxes:
        Unaffiliated customers.......     $  125,570       $    7,761         ($11,161)           $       -             $   122,170
        Intersegment.................            947             (550)          15,957              (16,354)                      -
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Total income before income taxes.     $  126,517       $    7,211        $   4,796             ($16,354)            $   122,170
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Identifiable assets..............     $4,353,446       $6,397,803        $  46,984            $       -             $10,798,233
                                     ---------------  ---------------   --------------    -----------------     -------------------
1999:
    Revenues:
        Unaffiliated customers.......     $  110,748       $   10,151        $   2,603            $       -             $   123,502
        Intersegment.................            770             (840)          13,143              (13,073)                      -
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Total revenues...................     $  111,518       $    9,311        $  15,746             ($13,073)            $   123,502
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Income before income taxes:
        Unaffiliated customers.......     $   96,376       $    3,372          ($7,763)           $       -             $    91,985
        Intersegment.................            912           (1,057)          13,143              (12,998)                      -
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Total income before income taxes.     $   97,288       $    2,315        $   5,380             ($12,998)            $    91,985
                                     ---------------  ---------------   --------------    -----------------     -------------------
    Identifiable assets..............     $3,955,428       $6,985,291        $ 141,080            $       -             $11,081,799
                                     ---------------  ---------------   --------------    -----------------     -------------------

(Dollars in thousands)

                                          Financial        Financial         Corporate        Intersegment
Six months ended June 30,                 Guarantee         Services         And Other        Eliminations       Consolidated
                                     -----------------  ---------------   --------------   -----------------   -----------------
2000:
    Revenues:
        Unaffiliated customers.......       $  274,092       $   28,298        $   1,005           $       -         $   303,395
        Intersegment.................            1,770           (1,648)          31,928             (32,050)                  -
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Total revenues...................       $  275,862       $   26,650        $  32,933            ($32,050)        $   303,395
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Income before income taxes:
        Unaffiliated customers.......       $  239,889       $   15,543         ($21,168)          $       -         $   234,264
        Intersegment.................            1,770           (1,603)          31,928             (32,095)                  -
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Total income before income taxes.       $  241,659       $   13,940        $  10,760            ($32,095)        $   234,264
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Identifiable assets..............       $4,353,446       $6,397,803        $  46,984           $       -         $10,798,233
                                     -----------------  ---------------   --------------   -----------------   -----------------
1999:
    Revenues:
        Unaffiliated customers.......       $  222,125       $   22,550        $   7,198           $       -         $   251,873
        Intersegment.................            1,542           (1,740)          26,343             (26,145)                  -
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Total revenues...................       $  223,667       $   20,810        $  33,541            ($26,145)        $   251,873
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Income before income taxes:
        Unaffiliated customers.......       $  193,336       $    8,794         ($14,194)          $       -         $   187,936
        Intersegment.................            1,684           (1,967)          26,343             (26,060)                  -
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Total income before income taxes.       $  195,020       $    6,827        $  12,149            ($26,060)        $   187,936
                                     -----------------  ---------------   --------------   -----------------   -----------------
    Identifiable assets..............       $3,955,428       $6,985,291        $ 141,080           $       -         $11,081,799
                                     -----------------  ---------------   --------------   -----------------   -----------------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and six-month periods ended June 30, 2000 and 1999.

                                                         Three Months                                    Six Months
                                         -------------------------------------------    ------------------------------------------
                                             Gross Premiums          Net  Premiums          Gross Premiums         Net  Premiums
2000:                                            Written                Earned                  Written                Earned
                                         ---------------------   -------------------    ---------------------   ------------------
    United States........................             $ 78,294               $69,751                 $132,803             $131,137
    Australia............................               13,035                   926                   17,426                1,444
    Mexico...............................                4,185                 1,955                    8,146                3,613
    Japan................................                1,751                 1,563                    3,471                3,206
    France...............................                  277                   321                      521                  593
    United Kingdom.......................               13,484                 1,170                   13,499                2,424
    Internationally diversified (1)......                3,719                 2,717                    5,947                5,428
    Other international..................                6,924                 2,518                    9,194                4,234
                                         ---------------------   -------------------    ---------------------   ------------------
        Total............................             $121,669               $80,921                 $191,007             $152,079
                                         ---------------------   -------------------    ---------------------   ------------------
1999:

    United States........................             $ 79,222               $56,876                 $157,003             $111,321
    Australia............................                  165                   244                      546                  665
    Mexico...............................                2,670                 1,070                    3,935                1,831
    Japan................................                1,493                 1,490                    2,488                2,467
    France...............................                  727                   183                    1,081                  431
    United Kingdom.......................                9,530                   747                   15,197                1,408
    Internationally diversified (1)......                3,304                 1,957                    5,475                3,517
    Other international..................                1,597                 1,377                    3,137                2,601
                                         ---------------------   -------------------    ---------------------   ------------------
        Total............................             $ 98,708               $63,944                 $188,862             $124,241
                                         ---------------------   -------------------    ---------------------   ------------------

1) Internationally diversified may include components of domestic exposure.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and six-month periods ended June 30, 2000 and 1999, and its financial condition as of June 30, 2000 and December 31, 1999. These results include the Company's two reportable segments: Financial Guarantee and Financial Services.

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

Results of Operations

     Consolidated Net Income

     The Company's net income for the three months ended June 30, 2000 was $92.6 million, or $1.30 per diluted share, up 30% from the three months ended June 30, 1999 net income of $71.0 million, or $1.00 per diluted share. The increase in net income was primarily attributable to higher Financial Guarantee operating earnings driven by a $32.3 million, or 29%, increase in revenues. The Company's net income for the six months ended June 30, 2000 was $178.3 million, or $2.50, per diluted share. This represents an increase of 24% from the comparable prior period net income of $144.2 million, or $2.02, per diluted share.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Financial Guarantee

     The Company provides financial guarantees through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Ambac Assurance's wholly owned subsidiary, Ambac Assurance UK Limited, serves clients in the international market. Additionally, Ambac Assurance had served clients in international markets through its participation in MBIA.AMBAC International, an unincorporated joint venture with MBIA Insurance Corporation ("MBIA"). On March 21, 2000, Ambac Assurance and MBIA announced the restructuring of that arrangement. Ambac Assurance and MBIA will continue its current reciprocal reinsurance arrangements for international business through at least the end of 2000; however, the companies will market and originate financial guarantees independently. This restructuring was in reaction to a growing acceptance of the financial guarantee product internationally and the belief that separate origination functions would be beneficial to the further expansion of the market. The restructuring did not affect business conducted in Japan where the market for financial guarantees is just beginning to develop. The companies will continue to market and originate transactions jointly under the original arrangement in Japan.

     Ambac Credit Products, L.L.C. ("ACP"), a wholly owned subsidiary of Ambac Assurance, also provides credit protection in the global markets in the form of structured credit derivatives.

     Gross Par Written.  Ambac Assurance guaranteed $18.4 billion in par value
     ------------------
bonds during the three months ended June 30, 2000, a 6% increase over $17.4 billion in par during the comparable prior year period. During the six months ended June 30, 2000, Ambac Assurance guaranteed $31.7 billion in par value bonds, a decrease of 13% from $36.5 billion in par value bonds during the comparable period in 1999. Par value written for the second quarter of 2000 was comprised of $4.1 billion from municipal bond obligations, $8.2 billion from structured finance obligations and $6.1 billion from international obligations, compared to $7.9 billion, $7.2 billion and $2.3 billion, respectively, in the second quarter of 1999. Par value written for the six months ended June 30, 2000 was comprised of $6.6 billion from municipal bond obligations, $16.1 billion from structured finance obligations and $9.0 billion from international obligations, compared to $16.6 billion, $16.4 billion and $3.5 billion, respectively, in the six months ended June 30, 1999. Insured municipal obligations for the three and six month periods ended June 30, 2000 were affected by declines of 10% and 22%, respectively, in total issuance. The decline in total issuance was largely attributable to the rising interest rate environment causing a decline in the refinancing component of the market during the periods. Additionally, decreases in insured market penetration and Ambac's municipal market share contributed to the decline in insured municipal obligations during the periods.

     Management anticipates, based on growth experienced in the last few years, that in the foreseeable future, the Company's structured finance and international businesses will grow more rapidly than the municipal business. Management believes that business written in the structured finance and international markets may see large quarterly variances primarily due to general market conditions and the developmental nature of segments of these markets.

     Gross Premiums Written. Gross premiums written for the three and six- month
     ----------------------
periods ended June 30, 2000 were $121.7 million and $191.0 million, respectively, an increase of 23% over $98.7 million in the three-month period ended June 30, 1999 and an increase of 1% over $188.9 million in the six months ended June 30, 1999. On the municipal side, the negative factors discussed above under "Gross Par Written" also affected gross premiums written in this

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

segment. Structured finance continues to see strong business activity in the mortgage- backed and asset-backed segments year-to-date and in the utilities segment in the second quarter. The international business has seen strong activity in several areas including asset-backed securities, collateralized bond obligations ("CBO") and infrastructure finance. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

                                                                     Three Months Ended June 30,
                                                ---------------------------------------------------------------------
(Dollars in Millions)                                          2000                                1999
                                                --------------------------------    ---------------------------------
                                                     Gross             Gross              Gross             Gross
                                                   Premiums             Par             Premiums             Par
                                                    Written           Written            Written           Written
                                                --------------    --------------    ---------------    --------------
Municipal finance:
  Up-front:
   New issue..................................          $ 25.5           $ 3,164              $54.2           $ 6,417
   Secondary market...........................             3.1               333                2.7               489
                                                --------------    --------------    ---------------    --------------
    Sub-total up-front........................            28.6             3,497               56.9             6,906
    Installment...............................             5.7               660                7.2               949
                                                --------------    --------------    ---------------    --------------
      Total municipal finance.................            34.3             4,157               64.1             7,855
                                                --------------    --------------    ---------------    --------------
Structured finance:
   Up-front...................................            18.5             1,562                0.5                29
   Installment................................            25.5             6,597               14.6             7,174
                                                --------------    --------------    ---------------    --------------
        Total structured finance..............            44.0             8,159               15.1             7,203
                                                --------------    --------------    ---------------    --------------
International(1):
         Up-front.............................            28.4               766               11.0               130
         Installment..........................            15.0             5,312                8.5             2,182
                                                --------------    --------------    ---------------    --------------
        Total  international..................            43.4             6,078               19.5             2,312
                                                --------------    --------------    ---------------    --------------
         Total................................          $121.7           $18,394              $98.7           $17,370
                                                ==============    ==============    ===============    ==============

Total up-front................................          $ 75.5           $ 5,825              $68.4           $ 7,065
Total installment.............................            46.2            12,569               30.3            10,305
                                                --------------    --------------    ---------------    --------------
         Total................................          $121.7           $18,394              $98.7           $17,370
                                                ==============    ==============    ===============    ==============

                                                                      Six Months Ended June 30,
                                                ---------------------------------------------------------------------
(Dollars in Millions)                                         2000                                 1999
                                                --------------------------------    ---------------------------------
                                                     Gross             Gross              Gross             Gross
                                                   Premiums             Par             Premiums             Par
                                                    Written           Written            Written           Written
                                                --------------    --------------    ---------------    --------------
Municipal finance:
 Up-front:
   New issue..................................          $ 49.0           $ 5,179             $114.7           $14,102
   Secondary market...........................             6.4               596                4.0               630
                                                --------------    --------------    ---------------    --------------
    Sub-total up-front........................            55.4             5,775              118.7            14,732
    Installment...............................            10.3               815               10.8             1,919
                                                --------------    --------------    ---------------    --------------
      Total municipal finance.................            65.7             6,590              129.5            16,651
                                                --------------    --------------    ---------------    --------------
Structured finance:
   Up-front...................................            18.6             1,562                0.5                36
   Installment................................            48.5            14,589               27.0            16,316
                                                --------------    --------------    ---------------    --------------
        Total structured finance..............            67.1            16,151               27.5            16,352
                                                --------------    --------------    ---------------    --------------
International(1):
         Up-front.............................            32.6               925               18.2               276
         Installment..........................            25.6             8,064               13.7             3,260
                                                --------------    --------------    ---------------    --------------
        Total  international..................            58.2             8,989               31.9             3,536
                                                --------------    --------------    ---------------    --------------
         Total................................          $191.0           $31,730             $188.9           $36,539
                                                ==============    ==============    ===============    ==============

Total up-front................................          $106.6           $ 8,262             $137.4           $15,044
Total installment.............................            84.4            23,468               51.5            21,495
                                                --------------    --------------    ---------------    --------------
         Total................................          $191.0           $31,730             $188.9           $36,539
                                                ==============    ==============    ===============    ==============

(1) Gross par written is reduced by reinsurance cessions to MBIA on international business of $3,341.2 million and $1,345.5 million for the three months ended June 30, 2000 and 1999, respectively, and $4,901.1 million and $2,146.4 million for the six months ended June 30, 2000 and 1999, respectively.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Ceded Premiums Written. Ceded premiums written for the three and six months
     -----------------------
ended June 30, 2000 were $26.2 million and $42.4 million, respectively, an increase of 59% from $16.5 million in the three months ended June 30, 1999 and an increase of 97% from $21.5 million in the six months ended June 30, 1999. The increase in ceded premiums written for the second quarter of 2000 was primarily due to increased ceded premiums written on international policies. The increase in ceded premiums written for the six months ended June 30, 2000 was primarily from a one-time cede of municipal health care exposure during the first quarter of 2000 and increased ceded premiums written on international policies during the period. Ceded premiums written were 21.6% and 22.2% of gross premiums written for the three and six months ended June 30, 2000, respectively, compared with 16.7% and 11.4% for the three and six months ended June 30, 1999, respectively.

     Net Premiums Written. Net premiums written for the three and six months
     ---------------------
ended June 30, 2000 were $95.4 million and $148.6 million, respectively. The increase of 16% from $82.3 million in the three months ended June 30, 1999 reflects the higher level of gross premiums written during the second quarter of 2000, partially offset by increased ceded premiums. The decrease of 11% from $167.3 million in the six months ended June 30, 1999 reflects higher premiums ceded to reinsurers in the first quarter of 2000, partially offset by slightly higher gross premiums written during the six-month period as compared to the same six-month period of 1999.

     Net Premiums Earned. Net premiums earned during the three and six months
     --------------------
ended June 30, 2000 were $80.9 million and $152.1 million, respectively, an increase of 27% from $63.9 million in the three months ended June 30, 1999, and an increase of 22% from $124.2 million in the six months ended June 30, 1999. These increases were primarily the result of increased normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") during the periods. Normal net premiums earned increased 31% from $54.0 million in the second quarter of 1999 to $70.5 million in the second quarter of 2000. Normal net premiums earned for the six months ended June 30, 2000 were $137.1 million, an increase of 32% from $103.9 million in the six months ended June 30, 1999. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas, particularly structured and international finance.

     Net premiums earned include accelerated premiums that result from refundings. When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and six months ended June 30, 2000 included $10.4 million (which had a net income per diluted share effect of $0.08) and $15.0 million (which had a net income per diluted share effect of $0.12), respectively, from refundings. Net premiums earned for the three and six months ended June 30, 1999 included $9.9 million (which had a net income per diluted share effect of $0.08) and $20.3 million (which had a net income per diluted share effect of $0.16), respectively, from refundings. During the second quarter of 2000, Ambac performed a detailed review of its insured book of business. This review resulted in the reporting of refunded issues totaling approximately $7.5 million (net income per diluted share effect of $0.06) during the second quarter.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Net Investment Income. Net investment income for the three and six months
     ----------------------
ended June 30, 2000 were $58.9 million and $116.5 million, respectively, an increase of 15% from $51.3 million in the three months ended June 30, 1999 and an increase of 16% from $100.8 million in the six months ended June 30, 1999. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations. Additionally, investment income benefited from capital contributions from the parent company to Ambac Assurance. Ambac Assurance's investments in tax-exempt securities amounted to 76% of the total fair value of its portfolio as of June 30, 2000, versus 74% at June 30, 1999. The average pre-tax yield-to-maturity on the investment portfolio was 6.12% and 6.09% as of June 30, 2000 and 1999, respectively.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three and six months ended June 30, 2000 were $3.6 million and $6.8 million, respectively, compared to $2.5 million and $5.0 million for the three and six months ended June 30, 1999, respectively. These increases are due to the recent increases in business activity over most sectors. Losses and loss adjustment expenses are generally based upon estimates of the ultimate aggregate losses inherent in the insured portfolio. There was no salvage received during the respective periods in 2000 and 1999.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three and six months ended June 30, 2000 were $13.9 million and $27.4 million, respectively, an increase of 17% from $11.9 million in the three months ended June 30, 1999 and an increase of 15% from $23.8 million in the six months ended June 30, 1999. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and six-month periods ended June 30, 2000, gross underwriting and operating expenses were $20.6 million and $41.0 million, respectively, an increase of 14% from both $18.1 million in the three months ended June 30, 1999 and $35.9 million in the six months ended June 30, 1999. The increase reflects the overall increased business activity during recent periods and is primarily due to increased compensation related to new hires. Underwriting and operating expenses deferred for the three and six months ended June 30, 2000 were $12.6 million and $25.0 million, respectively, compared to $11.2 million and $21.7 million for the three and six months ended June 30, 1999, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 2000 were $5.9 million and $11.3 million, respectively, compared to $4.9 million and $9.7 million for the three and six months ended June 30,1999, respectively.

     Financial Services

     Through its financial services subsidiaries, the Company provides investment agreements, interest rate swaps and investment advisory and cash management services, principally to states, municipalities and their authorities, school districts, and hospitals and health organizations.

     Revenues.  Revenues, net of realized gains and losses, for the three and
     ---------
six months ended June 30, 2000 were $21.1 million and $35.6 million, respectively, up 61% from $13.1 million for the three months ended June 30, 1999 and up 37% from $25.9 million in the six months ended June 30, 1999. Interest rate swap revenue more than tripled from $4.2 million in

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

the second quarter of 1999 to $13.0 million in the second quarter of 2000 primarily attributable to higher inception revenue during the quarter. The increase in interest rate swap revenues was partially offset by a decline in investment agreement revenues from $6.2 million in the second quarter of 1999, to $5.2 million in the second quarter of 2000. The investment agreement decline resulted primarily from lower municipal market issuance. Interest rate swap revenues for the six months ended June 30, 2000 were $18.8 million, up 114% from $8.8 million in the six months ended June 30, 1999. Investment agreement revenues for the six months ended June 30, 2000 were $10.8 million, down 7% from $11.6 million in the six months ended June 30, 1999.

     Expenses. Expenses for the three and six months ended June 30, 2000 were
     ---------
$6.3 million and $12.8 million, respectively, down 7% from $6.8 million for the three months ended June 30, 1999 and down 7% from $13.8 million for the six months ended June 30, 1999. The decline in expenses is primarily driven by lower compensation costs at the financial services subsidiaries.

     Corporate Items

     Interest Expense. Interest expense for the three and six months ended June
     -----------------
30, 2000 was $9.4 million and $18.8 million, respectively, compared to $9.1 million for the three months ended June 30, 1999 and $18.2 million for the six months ended June 30, 1999. These increases are primarily due to increased fees associated with the December 1999 increase in Ambac Assurance's third party capital support.

     Income Taxes. Income taxes for the three and six months ended June 30, 2000
     -------------
were at an effective rate of 24.2% and 23.9%, respectively, versus 22.8% and 23.3% for the three and six months ended June 30, 1999. The increased effective tax rate is primarily the result of the growth in underwriting profits in proportion to the primarily tax-advantaged investment income.

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

     Core Earnings. The Company defines core earnings as consolidated net
     --------------
income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three and six months ended June 30, 2000 were $90.0 million and $172.9 million, respectively, an increase of 27% from $70.9 million for the three months ended June 30, 1999 and an increase of 25% from $137.8 million for the six months ended June 30, 1999. These increases in core earnings were primarily the result of higher normal net premiums earned from the growth in the financial guarantee book of business and higher net investment income from the financial guarantee segment, as well as higher revenues from interest rate swaps in the financial services segment.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Operating Earnings. The Company defines operating earnings as consolidated
     -------------------
net income, less the effect of net realized gains and losses and certain non-recurring items. Operating earnings for the three and six months ended June 30, 2000 were $95.9 million and $181.4 million, respectively, an increase of 25% from $76.5 million in the three months ended June 30, 1999 and an increase of 21% from $149.4 million in the six months ended June 30, 1999.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and six months ended June 30, 2000 and 1999:

                                                             Three Months Ended      Six Months Ended
                                                                  June 30,               June 30,
                                                          -------------------------------------------
(Dollars in Millions)                                          2000        1999       2000       1999
                                                          -------------------------------------------
Net Income................................................    $92.6       $71.0     $178.3     $144.2

Net realized losses, after tax............................      3.3         5.5        3.1        5.2
                                                          ----------  ----------  ---------  --------
   Operating earnings.....................................     95.9        76.5      181.4      149.4

Premiums earned from refundings, calls and other
accelerations, after tax..................................     (5.9)       (5.6)      (8.5)     (11.6)
                                                          ----------  ----------  ---------  --------

   Core earnings..........................................    $90.0       $70.9     $172.9     $137.8
                                                          ==========  ==========  =========  ========

     There were 71.3 million and 71.2 million weighted-average diluted shares outstanding during the three and six months ended June 30, 2000, respectively. The weighted-average number of diluted shares outstanding during the three and six months ended June 30, 1999 was 71.3 million shares.

Adjusted Gross Premiums Written. The Company defines adjusted gross premiums
--------------------------------
written as gross up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. While the majority of municipal finance premiums are collected up-front at policy issuance, the majority of Ambac Assurance's structured finance premiums are collected on an installment basis. Adjusted gross premiums written for the three and six months ended June 30, 2000 were $171.5 million and $287.6 million, respectively, up 27% from $134.8 million in the three months ended June 30, 1999 and up 8% from $265.2 million in the six months ended June 30, 1999. The increases in 2000 were primarily due to increased activity in structured finance and international transactions, partially offset by a significant decline in municipal transactions driven by lower issuance and decreased market penetration during the period. Structured finance and international business increased as a result of continued strong issuance in the asset-backed markets and the utilities market. The number of large transactions guaranteed further highlights the growth in the international market. International transactions guaranteed by Ambac Assurance with AGP greater than $4.0 million increased from one and two for the three and six months ended June 30, 1999, respectively, to seven and ten for the three and six months ended June 30, 2000, respectively. The present value of future installment premiums written for the three and six months ended June 30, 2000 was $109.2 million and $196.2 million, respectively, an increase of 52% from $71.9 million written in the second quarter of 1999, and an increase of 44% from $136.7 million in the six months ended June 30, 1999. The aggregate net present value of estimated future installment premiums was $656.9 million and $527.2 million as of June 30, 2000 and December 31, 1999, respectively.

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     The following table sets forth the amounts of adjusted gross premiums written by type and percent of total for the three and six months ended June 30, 2000 and 1999:

                                                   Three Months Ended June 30,                     Six Months Ended June 30,
                                        --------------------------------------------   -------------------------------------------
(Dollars in Millions)                       2000         %        1999         %          2000         %           1999       %
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
Municipal Finance:
    Up-front:
       New issue.......................      $ 25.5        15%     $ 54.3         40%      $ 49.0         17%      $114.7       43%
       Secondary market................         3.1         2         2.7          2          6.4          2          4.0        2
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
          Sub-total up-front...........        28.6        17        57.0         42         55.4         19        118.7       45
          Installment..................        10.6         6        13.8         10         13.9          5         23.6        9
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
              Total Municipal Finance..        39.2        23        70.8         52         69.3         24        142.3       54
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
Structured Finance:
       Up-front........................        17.8        10         0.5          -         17.8          6          0.4        -
       Installment.....................        47.4        28        36.9         28        104.2         36         77.1       29
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
            Total Structured Finance...        65.2        38        37.4         28        122.0         42         77.5       29
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
International (1):
         Up-front......................        15.9         9         5.5          4         18.2          7          9.4        3
         Installment...................        51.2        30        21.1         16         78.1         27         36.0       14
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
            Total  International.......        67.1        39        26.6         20         96.3         34         45.4       17
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
Total adjusted gross premiums..........      $171.5       100%     $134.8        100%      $287.6        100%      $265.2      100%
                                        =========== =========  ==========  =========   ==========  =========    =========  =======

Total up-front.........................      $ 62.3        36%     $ 62.9         47%      $ 91.4         32%      $128.5       48%
Total installment......................       109.2        64        71.9         53        196.2         68        136.7       52
                                        ----------- ---------  ----------  ---------   ----------  ---------    ---------  -------
Total  adjusted gross premiums.........      $171.5       100%     $134.8        100%      $287.6        100%      $265.2      100%
                                        =========== =========  ==========  =========   ==========  =========    =========  =======

(1) Adjusted gross premiums written is reduced by reinsurance cessions to MBIA on international business of $41.9 million and $13.5 million for the three months ended June 30, 2000 and 1999, respectively, and $47.1 million and $29.8 million for the six months ended June 30, 2000 and 1999, respectively.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     --------------------
10% to $49.03 at June 30, 2000 compared to $44.68 at December 31, 1999. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV. The following table reconciles book value per share to ABV per share as of June 30, 2000 and December 31, 1999:

                                                                                 June 30,               December 31,
                                                                                   2000                     1999
                                                                           -------------------      -------------------
Book value per share..................................................                  $31.92                   $28.85
After-tax value of:
  Net unearned premium reserve........................................                   11.25                    11.28
  Deferred acquisition costs..........................................                   (1.32)                   (1.26)
  Present value of installment premiums...............................                    6.11                     4.90
  Unrealized gain on investment agreement liabilities.................                    1.07                     0.91
                                                                           -------------------      -------------------
Adjusted book value per share.........................................                  $49.03                   $44.68
                                                                           ===================      ===================

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's and other subsidiaries' ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 2000, Ambac Assurance paid dividends of $29.9 million on its common stock to the Company.

     The Company's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that the Company will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to the Company may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that the Company will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of the Company's operating expenses, debt service obligations and dividends on its common stock.

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

     Financial Services Liquidity. The principal uses of liquidity by Financial
     -----------------------------
Services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the cash flows of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs are satisfied by short-term inter-company loans from Ambac Financial Group, Inc. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to related liabilities to minimize interest rate and liquidity exposure. Financial Services

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

maintains a portion of its assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  The Company and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 2001 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of June 30, 2000 and December 31, 1999, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of a seven-year irrevocable limited recourse credit facility from a group of highly rated banks for $750 million. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayment of amounts drawn under the credit facility are limited primarily to the amount of any recoveries of losses related to municipal policy obligations. The line expires in December 2006. As of June 30, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     ACP has a revolving credit facility with a major international bank for $50 million that expires in June 2001 and provides a three-year term loan provision. The facility is available to ACP for general corporate purposes, including payments in regard to its credit derivative activities. As of June 30, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the six months ended June 30, 2000, the Company acquired approximately 276,000 shares for an aggregate amount of $12.6 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,849,000 shares for an aggregate amount of $172.9 million.

     Balance Sheet. As of June 30, 2000, the fair value of the Company's
     --------------
consolidated investment portfolio was $8.43 billion, down 6% from $8.96 billion at December 31, 1999. This decrease was primarily due to a decrease in volume in investment and payment agreements, partially offset by cash flow from financial guarantee operations and a decline in interest rates causing market values of the investment portfolio to rise. As of June 30, 2000, stockholders' equity was $2.23 billion, a 10% increase from year-end 1999 stockholders' equity of $2.02 billion. The increase stemmed from a combination of net income for the period and an increase in the value of the investment portfolio due to a decline in interest rates.

     Cash Flows. Net cash provided by operating activities was $173.5 million
     -----------
and $172.1 million during the six months ended June 30, 2000 and 1999, respectively. These cash flows were primarily provided by financial guarantee operations.

     Net cash used in financing activities was $766.2 million during the six months ended June 30, 2000, $753.2 million was used by investment agreements draws paid (net of investment agreements issued). For the six months ended June 30, 1999, $131.5 million was provided by financing activities, of which $140.9 million was from investment agreements issued (net of draws paid).

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations (Continued)

     Net cash provided by investing activities was $591.1 million during the six months ended June 30, 2000, $1,563.5 million was provided by sales and maturities of bonds, partially offset by $1,014.3 million used to purchase bonds. For the six months ended June 30, 1999, $303.5 million was used in investing activities, $2,936.0 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $2,446.5 million.

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

PART II - OTHER INFORMATION

     Items 1, 2, 3 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4 - Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 10, 2000, and received the votes set forth below:

     Proposal 1.  The following directors were elected to serve on the Company's
     ----------
Board of Directors:

                                               Number of Votes Cast
                                   -----------------------------------------
                                            For                 Withheld
                                   -----------------------------------------
       Phillip B. Lassiter               63,583,895               32,711
       Michael A. Callen                 63,584,775               31,831
       Renso L. Caporali                 63,582,666               33,940
       Jill M. Considine                 62,562,639            1,053,967
       Richard Dulude                    63,582,356               34,250
       W. Grant Gregory                  63,583,575               33,031
       C. Roderick O'Neil                63,583,865               32,741

There were no broker non-votes for this proposal.

     Proposal 2. The proposal to approve the amendments to the 1997 Executive
     ----------
Incentive Plan that will (i) increase the maximum incentive amount that may be awarded to any participant under the Plan; (ii) redefine the "Covered Employees" performance goals set forth in the Plan; and (iii) extend the term of the Plan to January 1, 2005 were adopted, with 62,167,040 votes in favor, 1,417,042 votes against and 32,524 votes abstaining. There were no broker non-votes for this proposal.

     Proposal 3. The proposal to ratify the selection of KPMG as independent
     ----------
auditors of the Company and its subsidiaries for 2000 was adopted, with 63,602,730 votes in favor, 7,274 votes against and 6,602 votes abstaining. There were no broker non-votes for this proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

 Exhibit
 Number             Description
 --------------     ----------------------------------------------------------

          10.23* Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000

          10.24 First Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 9, 2000 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders"), and the Bank of New York, as Agent for the Lenders.

          27.00     Financial Data Schedule.

          99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2000 and December 31, 1999 and for the periods ended June 30, 2000 and 1999.


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the second quarter of 2000.
                              --------------


-----------------------
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 6(a) of Form 10-Q.
                                                ---------

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   August 11, 2000            By: /s/ Frank J. Bivona
                                        ---------------------------------
                                        Frank J. Bivona
                                        Executive Vice President and Chief
                                        Financial Officer  (Principal Financial
                                        and Accounting Officer and Duly
                                        Authorized Officer)

                                 INDEX TO EXHIBITS


 Exhibit
 Number             Description
 --------------     -----------------------------------------------------------

          10.23 Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000

          10.24 First Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 9, 2000 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders"), and the Bank of New York, as Agent for the Lenders.

          27.00     Financial Data Schedule.

          99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2000 and December 31, 1999 and for the periods ended June 30, 2000 and 1999.