Form 10-Q
period 2000-09-30
AMBAC FINANCIAL GROUP INC
filed 2000-11-13
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2000

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


        As of September 30, 2000, 70,201,974 shares of Common Stock, par value $0.01 per share, (net of 478,410 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                 INDEX
                                 -----

                                                                                                        PAGE
                                                                                                        ----
PART I  FINANCIAL INFORMATION

Item 1.   Consolidated Unaudited Financial Statements

          Consolidated Balance Sheets - September 30, 2000
          and December 31, 1999.................................................................          3

          Consolidated Statements of Operations - three months  and nine months
          ended September 30, 2000 and 1999.....................................................          4

          Consolidated Statements of Stockholders' Equity - nine months ended September 30,
          2000 and 1999.........................................................................          5

          Consolidated Statements of Cash Flows - nine months ended
          September 30, 2000 and 1999...........................................................          6

          Notes to Consolidated Unaudited Financial Statements..................................          7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................................................         10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk...........................................................................         21

PART II  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K......................................................         23

SIGNATURES......................................................................................         24

INDEX TO EXHIBITS...............................................................................         25

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    September 30, 2000 and December 31, 1999
                             (Dollars in Thousands)


                                                                          September 30, 2000               December 31, 1999
                                                                          ------------------               -----------------
                                                                              (unaudited)
Assets
------

Investments:
       Fixed income securities, at fair value
              (amortized cost of $8,385,830 in 2000 and $9,028,184
               in 1999)                                                              $8,260,574                      $8,738,471
       Short-term investments, at cost (approximates fair value)                        150,214                         220,896
       Other                                                                              5,401                           3,168
                                                                        ------------------------        ------------------------
              Total investments                                                       8,416,189                       8,962,535

Cash                                                                                     14,855                          13,588
Securities purchased under agreements to resell                                         186,009                         103,000
Receivable for investment agreements                                                     33,439                          45,918
Receivable for securities sold                                                           38,014                          15,369
Investment income due and accrued                                                       118,048                         128,668
Reinsurance recoverable                                                                     826                             500
Prepaid reinsurance                                                                     239,281                         217,977
Deferred acquisition costs                                                              147,413                         135,324
Deferred income taxes                                                                         -                          57,377
Loans                                                                                   696,790                         685,488
Receivable from brokers and dealers                                                           -                         717,000
Other assets                                                                            223,860                         262,352
                                                                        ------------------------        ------------------------
              Total assets                                                          $10,114,724                     $11,345,096
                                                                        ========================        ========================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
       Unearned premiums                                                             $1,497,541                      $1,431,076
       Losses and loss adjustment expenses                                              128,517                         121,475
       Ceded reinsurance balances payable                                                13,607                          15,028
       Obligations under investment and payment agreements                            3,643,349                       4,180,513
       Obligations under investment repurchase agreements                             1,605,521                       1,959,741
       Deferred income taxes                                                             22,547                               -
       Current income taxes                                                              20,876                          24,831
       Debentures                                                                       424,044                         423,995
       Accrued interest payable                                                          85,428                          91,142
       Other liabilities                                                                234,044                         268,696
       Payable to brokers and dealers                                                         -                         717,000
       Payable for securities purchased                                                  66,706                          93,149
                                                                        ------------------------        ------------------------
              Total liabilities                                                       7,742,180                       9,326,646
                                                                        ------------------------        ------------------------

Stockholders' equity:
       Preferred stock                                                                        -                               -
       Common stock                                                                         707                             707
       Additional paid-in capital                                                       532,753                         525,012
       Accumulated other comprehensive loss                                             (85,869)                       (187,540)
       Retained earnings                                                              1,948,822                       1,713,446
       Common stock held in treasury at cost                                            (23,869)                        (33,175)
                                                                        ------------------------        ------------------------
              Total stockholders' equity                                              2,372,544                       2,018,450
                                                                        ------------------------        ------------------------
              Total liabilities and stockholders' equity                            $10,114,724                     $11,345,096
                                                                        ========================        ========================


        See accompanying Notes to Consolidated Unaudited Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
               For the Periods Ended September 30, 2000 and 1999
                   (Dollars in Thousands Except Share Data)


                                                                        Three Months Ended             Nine Months Ended
                                                                          September 30,                  September 30,
                                                              -------------------------------   ---------------------------------
                                                                    2000             1999              2000              1999
                                                              -------------------------------   ---------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                                        $147,949         $106,841          $338,956          $295,703
     Ceded premiums written                                         (20,077)         (11,896)          (62,451)          (33,440)
                                                              --------------   --------------   ---------------   ---------------
       Net premiums written                                        $127,872          $94,945          $276,505          $262,263
                                                              ==============   ==============   ===============   ===============

     Net premiums earned                                            $78,695          $68,325          $230,774          $192,566
     Net fees earned and other income                                 5,645            1,720            10,693             4,304
     Net investment income                                           61,090           52,946           177,623           153,726
     Net realized losses                                             (2,535)             (62)           (2,103)           (5,542)
  Financial Services:
     Revenue                                                         10,856           12,097            46,425            37,947
     Net realized (losses) gains                                       (600)               8            (7,871)           (3,292)
  Other:
     Revenue                                                            517            2,164             1,522             8,587
     Net realized gains                                                   -                -                 -               775
                                                              --------------   --------------   ---------------   ---------------

       Total revenues                                               153,668          137,198           457,063           389,071
                                                              --------------   --------------   ---------------   ---------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                              3,908            3,000            10,757             8,000
     Underwriting and operating expenses                             13,208           11,976            40,562            35,765
  Financial Services                                                  5,808            6,174            18,563            19,930
  Interest                                                            9,394            9,145            28,153            27,322
  Other                                                               2,010            1,520             5,424             4,735
                                                              --------------   --------------   ---------------   ---------------

       Total expenses                                                34,328           31,815           103,459            95,752
                                                              --------------   --------------   ---------------   ---------------

Income before income taxes                                          119,340          105,383           353,604           293,319
Provision for income taxes                                           28,432           25,581            84,418            69,354
                                                              --------------   --------------   ---------------   ---------------

       Net income                                                   $90,908          $79,802          $269,186          $223,965
                                                              ==============   ==============   ===============   ===============


       Net income per share                                           $1.30            $1.14             $3.85             $3.20
                                                              ==============   ==============   ===============   ===============

       Net income per diluted share                                   $1.27            $1.12             $3.77             $3.14
                                                              ==============   ==============   ===============   ===============

Weighted average number of
  shares outstanding                                             70,074,472       69,911,638        69,921,951        69,902,757
                                                              ==============   ==============   ===============   ===============

Weighted average number of diluted
  shares outstanding                                             71,821,452       71,337,017        71,367,874        71,367,987
                                                              ==============   ==============   ===============   ===============

Pro forma net income per share retroactively
 adjusted to reflect the three-for-two split of
 common stock                                                         $0.86            $0.76             $2.56             $2.13
                                                              ==============   ==============   ===============   ===============

Pro forma net income per diluted share
 retroactively adjusted to reflect the
 three-for-two split of common stock                                  $0.84            $0.74             $2.51             $2.09
                                                              ==============   ==============   ===============   ===============

Pro forma weighted average number of
 shares outstanding retroactively adjusted to
 reflect the three-for-two split of common stock                105,175,459      105,012,625       105,022,938       105,003,744
                                                              ==============   ==============   ===============   ===============

Pro forma weighted average number of diluted
 shares outstanding retroactively adjusted to
 reflect the three-for-two split of common stock                107,795,929      107,311,494       107,191,823       107,191,936
                                                              ==============   ==============   ===============   ===============


See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
              For The Nine Months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)


                                                                    2000                                    1999
                                                       --------------------------------        -------------------------------
Retained Earnings:
       Balance at January 1                                 $1,713,446                              $1,449,832
       Net income                                              269,186        $269,186                 223,965       $223,965
                                                                       ----------------                        ---------------
       Dividends declared - common stock                       (23,775)                                (21,672)
       Exercise of stock options                               (10,035)                                (13,800)
                                                       ----------------                        ----------------
       Balance at September 30                              $1,948,822                              $1,638,325
                                                       ----------------                        ----------------

Accumulated Other Comprehensive (Loss) Income:
       Balance at January 1                                  ($187,540)                               $159,313
       Unrealized gains (losses) on securities,
         $168,221, and ($412,240), pre-tax in
         2000 and 1999, respectively(1)                                        103,552                               (258,072)
       Foreign currency translation loss                                        (1,881)                                  (205)
                                                                       ----------------                        ---------------
       Other comprehensive income (loss)                       101,671         101,671                (258,277)      (258,277)
                                                       --------------------------------        -------------------------------
       Comprehensive income                                                   $370,857                               ($34,312)
                                                                       ================                        ===============
       Balance at September 30                                ($85,869)                               ($98,964)
                                                       ----------------                        ----------------

Preferred Stock:
       Balance at January 1 and September 30                        $-                                      $-
                                                       ----------------                        ----------------

Common Stock:
       Balance at January 1 and September 30                      $707                                    $707
                                                       ----------------                        ----------------

Additional Paid-in Capital:
       Balance at January 1                                   $525,012                                $519,305
       Exercise of stock options                                 7,741                                   3,029
                                                       ----------------                        ----------------
       Balance at September 30                                $532,753                                $522,334
                                                       ----------------                        ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                   ($33,175)                               ($33,067)
       Cost of shares acquired                                 (15,037)                                (16,643)
       Shares issued under equity plans                         24,343                                  14,505
                                                       ----------------                        ----------------
       Balance at September 30                                ($23,869)                               ($35,205)
                                                       ----------------                        ----------------


Total Stockholders' Equity at September 30                  $2,372,544                              $2,027,197
                                                       ================                        ================

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising
  during period                                                $97,069                               ($263,310)
Less: reclassification adjustment for
    net losses included in net income                           (6,483)                                 (5,238)
                                                       ----------------                        ----------------
Net unrealized gains (losses) on securities                   $103,552                               ($258,072)
                                                       ================                        ================



See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
              For The Nine Months Ended September 30, 2000 and 1999
                             (Dollars in Thousands)


                                                                                                Nine Months Ended
                                                                                                   September 30,
                                                                                       ---------------------------------------
                                                                                            2000                   1999
                                                                                       ----------------       ----------------
Cash flows from operating activities:
     Net income                                                                               $269,186               $223,965
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                               2,708                  2,167
     Amortization of bond premium and discount                                                  (8,812)                (3,809)
     Current income taxes                                                                       (3,955)                19,421
     Deferred income taxes                                                                      15,255                  3,515
     Deferred acquisition costs                                                                (12,089)               (12,460)
     Unearned premiums, net                                                                     45,161                 69,672
     Losses and loss adjustment expenses                                                         6,716                  7,183
     Ceded reinsurance balances payable                                                         (1,421)                (2,494)
     Investment income due and accrued                                                          10,620                  9,346
     Accrued interest payable                                                                   (5,714)                (6,596)
     Net realized losses                                                                         9,974                  8,059
     Interest rate swaps, at market                                                               (178)               (22,448)
     Other, net                                                                                 (1,321)                 3,383
                                                                                       ----------------       ----------------
            Net cash provided by operating activities                                          326,130                298,904
                                                                                       ----------------       ----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                              899,561              1,930,672
     Proceeds from matured bonds                                                             1,340,538              1,020,893
     Purchases of bonds                                                                     (1,643,518)            (3,650,767)
     Change in short-term investments                                                           70,682                (70,887)
     Securities purchased under agreements to resell                                           (83,009)               133,002
     Loans                                                                                     (11,302)               (12,994)
     Other, net                                                                                 (4,441)                 9,868
                                                                                       ----------------       ----------------
            Net cash provided by (used in) investing activities                                568,511               (640,213)
                                                                                       ----------------       ----------------

Cash flows from financing activities:
     Dividends paid                                                                            (23,775)               (21,672)
     Proceeds from issuance of investment agreements                                         1,314,928              2,268,867
     Payments for investment agreement draws                                                (2,205,135)            (1,913,267)
     Payment agreements                                                                         11,302                 12,994
     Proceeds from sale of treasury stock                                                       24,343                 14,505
     Purchases of treasury stock                                                               (15,037)               (16,643)
                                                                                       ----------------       ----------------
            Net cash (used in) provided by financing activities                               (893,374)               344,784
                                                                                       ----------------       ----------------

Net cash flow                                                                                    1,267                  3,475
Cash at January 1                                                                               13,588                  8,239
                                                                                       ----------------       ----------------
     Cash at September 30                                                                      $14,855                $11,714
                                                                                       ================       ================

Supplemental disclosures of cash flow information: Cash paid during the period for:
            Income taxes                                                                       $65,400                $43,599
                                                                                       ================       ================
            Interest expense on debt                                                           $30,481                $29,569
                                                                                       ================       ================
            Interest expense on investment agreements                                         $217,823               $220,929
                                                                                       ================       ================


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

          The Company's consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the full year ending December 31, 2000. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission (the "Commission") on March 30, 2000, (ii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, which was filed with the Commission on May 12, 2000 and (iii) the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, which was filed with the Commission on August 11, 2000.

     The consolidated financial statements include the accounts of the Company and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior periods' amounts to conform to the current period's presentation.

(2)  Segment Information

     The Company has two reportable segments, as follows: (1) Financial Guarantee, which primarily guarantees municipal and structured finance obligations; and (2) Financial Services, which provides investment agreements, interest rate swaps, and investment advisory and cash management services.

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

     The following tables summarize the financial information by reportable segment as of and for the three and nine-month periods ended September 30, 2000 and 1999:

                                      Financial        Financial         Corporate        Intersegment
Three months ended September 30,      Guarantee         Services         And Other        Eliminations        Consolidated
                                     -------------    -------------     ------------     ---------------     ----------------
2000:
    Revenues:
        Unaffiliated customers.......   $  142,895       $   10,256        $     517           $       -          $   153,668
        Intersegment.................          909             (815)          15,958             (16,052)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total revenues...................   $  143,804       $    9,441        $  16,475            ($16,052)         $   153,668
                                     -------------    -------------     ------------     ---------------     ----------------
    Income before income taxes:
        Unaffiliated customers.......   $  125,779       $    4,448         ($10,887)          $       -          $   119,340
        Intersegment.................          909             (809)          15,957             (16,057)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total income before income taxes.   $  126,688       $    3,639        $   5,070            ($16,057)         $   119,340
                                     -------------    -------------     ------------     ---------------     ----------------
    Identifiable assets..............   $4,591,374       $5,474,619        $  48,731           $       -          $10,114,724
                                     -------------    -------------     ------------     ---------------     ----------------
1999:
    Revenues:
        Unaffiliated customers.......   $  122,929       $   12,105        $   2,164           $       -          $   137,198
        Intersegment.................          758             (846)          13,148             (13,060)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total revenues...................   $  123,687       $   11,259        $  15,312            ($13,060)         $   137,198
                                     -------------    -------------     ------------     ---------------     ----------------
    Income before income taxes:
        Unaffiliated customers.......   $  107,953       $    5,931          ($8,501)          $       -          $   105,383
        Intersegment.................        1,164           (1,023)          13,148             (13,289)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total income before income taxes.   $  109,117       $    4,908        $   4,647            ($13,289)         $   105,383
                                     -------------    -------------     ------------     ---------------     ----------------
    Identifiable assets..............   $3,952,407       $7,217,599        $ 155,657           $       -          $11,325,663
                                     -------------    -------------     ------------     ---------------     ----------------

(Dollars in thousands)




                                      Financial        Financial         Corporate        Intersegment
Nine months ended September 30,       Guarantee         Services         And Other        Eliminations        Consolidated
                                     -------------    -------------     ------------     ---------------     ----------------
2000:
    Revenues:
        Unaffiliated customers.......   $  416,987       $   38,554        $   1,522           $       -          $   457,063
        Intersegment.................        2,679           (2,463)          47,886             (48,102)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total revenues...................   $  419,666       $   36,091        $  49,408            ($48,102)         $   457,063
                                     -------------    -------------     ------------     ---------------     ----------------
    Income before income taxes:
        Unaffiliated customers.......   $  365,668       $   19,991         ($32,055)          $       -          $   353,604
        Intersegment.................        2,679           (2,412)          47,885             (48,152)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total income before income taxes.   $  368,347       $   17,579        $  15,830            ($48,152)         $   353,604
                                     -------------    -------------     ------------     ---------------     ----------------
    Identifiable assets..............   $4,591,374       $5,474,619        $  48,731           $       -          $10,114,724
                                     -------------    -------------     ------------     ---------------     ----------------
1999:
    Revenues:
        Unaffiliated customers.......   $  345,054       $   34,655        $   9,362           $       -          $   389,071
        Intersegment.................        2,300           (2,586)          39,491             (39,205)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total revenues...................   $  347,354       $   32,069        $  48,853            ($39,205)         $   389,071
                                     -------------    -------------     ------------     ---------------     ----------------
    Income before income taxes:
        Unaffiliated customers.......   $  301,289       $   14,725         ($22,695)          $       -          $   293,319
        Intersegment.................        2,848           (2,990)          39,491             (39,349)                   -
                                     -------------    -------------     ------------     ---------------     ----------------
    Total income before income taxes.   $  304,137       $   11,735        $  16,796            ($39,349)         $   293,319
                                     -------------    -------------     ------------     ---------------     ----------------
    Identifiable assets..............   $3,952,407       $7,217,599        $ 155,657           $       -          $11,325,663
                                     -------------    -------------     ------------     ---------------     ----------------

     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and nine-month periods ended September 30, 2000 and 1999.

                                                           Three Months                                   Nine Months
                                           -------------------------------------------    ------------------------------------------
                                               Gross Premiums          Net  Premiums          Gross Premiums         Net  Premiums
2000:                                              Written                Earned                  Written                Earned
                                           ---------------------   -------------------    ---------------------   ------------------
    United States..........................             $124,160               $65,262                 $256,963             $196,399
    Australia..............................                9,163                   942                   26,589                2,386
    Mexico.................................                3,960                 1,942                   12,106                5,555
    Japan..................................                1,903                 1,737                    5,374                4,943
    France.................................                  129                   268                      650                  861
    United Kingdom.........................                1,930                 2,130                   15,429                4,554
    Internationally diversified (1)........                3,709                 4,299                    9,656                9,727
    Other international....................                2,995                 2,115                   12,189                6,349
                                           ---------------------   -------------------    ---------------------   ------------------
        Total..............................             $147,949               $78,695                 $338,956             $230,774
                                           ---------------------   -------------------    ---------------------   ------------------
1999:

    United States..........................             $ 97,228               $60,468                 $254,231             $171,789
    Australia..............................                  183                   419                      729                1,085
    Mexico.................................                3,533                 1,431                    7,469                3,263
    Japan..................................                1,235                 1,037                    3,723                3,504
    France.................................                  833                   341                    1,914                  772
    United Kingdom.........................                  388                   851                   15,585                2,259
    Internationally diversified (1)........                2,363                 2,051                    7,838                5,568
    Other international....................                1,078                 1,727                    4,214                4,326
                                           ---------------------   -------------------    ---------------------   ------------------
        Total..............................             $106,841               $68,325                 $295,703             $192,566
                                           ---------------------   -------------------    ---------------------   ------------------

1) Internationally diversified may include components of domestic exposure.

(Dollars in thousands)


(3)  Three-for-Two Stock Split

     On October 18, 2000, the Company announced that its Board of Directors had approved a three-for-two split of the Company's common stock in the form of a 50% common stock dividend. Stockholders of record on November 27, 2000 will receive on December 12, 2000, one additional share for every two shares they own on the record date. The pro-forma number of common shares outstanding presented on the Consolidated Statements of Operations assumes that the additional shares issued on the effective date of the three-for-two split, will be equal to 50% of the number of shares outstanding at September 30, 2000. The actual number of additional shares issued on the effective date may differ.


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the three and nine-month periods ended September 30, 2000 and 1999, and its financial condition as of September 30, 2000 and December 31, 1999. These results include the Company's two reportable segments: Financial Guarantee and Financial Services.

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

          Any or all of the Company's forward-looking statements here or in other publications may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many such factors will be important in determining the Company's actual future results. The Company's actual results may vary materially, and there are no guarantees about the performance of the Company's stock. These statements are based on current expectations and the current economic environment. They involve a number of risks and uncertainties that are difficult to predict. These statements are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad;
(2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; and (6) other risks and uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved. You are advised, however, to consult any further disclosures we make on related subjects in the Company's reports to the Commission.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


Results of Operations

     Consolidated Net Income

     The Company's net income for the three months ended September 30, 2000 was $90.9 million or $1.27 per diluted share. This represents a 14% increase from the three months ended September 30, 1999 net income of $79.8 million and a 13% increase in net income per diluted share from $1.12 in the three months ended September 30, 1999. The increase in net income was primarily attributable to higher Financial Guarantee operating earnings driven by a $20.0 million, or 16%, increase in revenues. The Company's net income for the nine months ended September 30, 2000 was $269.2 million, or $3.77, per diluted share. This represents an increase of 20% from the comparable prior period net income of $224.0 million, or $3.14, per diluted share.


     Financial Guarantee

     The Company provides financial guarantees through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Ambac Assurance's wholly owned subsidiary, Ambac Assurance UK Limited, serves clients in the international market. Additionally, Ambac Assurance had served clients in international markets through its participation in MBIA.AMBAC International, an unincorporated joint venture with MBIA Insurance Corporation ("MBIA"). During 2000, Ambac Assurance and MBIA announced the restructuring of that arrangement whereby the two companies continue the current reciprocal reinsurance arrangements for international business through at least the end of 2000; however, they will market and originate financial guarantees independently. This restructuring was in reaction to a growing acceptance of the financial guarantee product internationally and the belief that separate origination functions would be beneficial to the further expansion of the market. Originally, the restructuring would not have applied to joint venture activities in Japan. Ambac Assurance and MBIA subsequently determined to include the Japan market in the restructuring in order to use a consistent approach to the conduct of business in the global markets.

     Ambac Credit Products, L.L.C. ("ACP"), a wholly owned subsidiary of Ambac Assurance, also provides credit protection in the global markets in the form of structured credit derivatives.

     Gross Par Written.  Ambac Assurance guaranteed $16.5 billion in par value
     ------------------
during the three months ended September 30, 2000, a 16% decrease from $19.7 billion in par during the comparable prior year period. During the nine months ended September 30, 2000, Ambac Assurance guaranteed $48.3 billion in par value, a decrease of 14% from $56.3 billion in par value during the comparable period in 1999. Par value written for the third quarter of 2000 was comprised of $7.6 billion from municipal bond obligations, $5.5 billion from structured finance obligations and $3.4 billion from international obligations, compared to $7.8 billion, $10.4 billion and $1.6 billion, respectively, in the third quarter of 1999. Par value written for the nine months ended September 30, 2000 was comprised of $14.2 billion from municipal bond obligations, $21.7 billion from structured finance obligations and $12.4 billion from international obligations, compared to $24.4 billion, $26.8 billion and $5.1 billion, respectively, in the nine months ended September 30, 1999. Insured municipal obligations for the three and nine month periods

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


ended September 30, 2000 were affected by declines of 10% and 18%, respectively, in total issuance versus comparable prior year periods. The decline in total issuance was largely attributable to the rising interest rate environment causing a decline in the refinancing component of the market during the periods. International growth is largely attributable to Ambac Assurance's further penetration into the credit derivatives market.

     Management anticipates, based on growth experienced in the last few years, that the Company's structured finance and international businesses will grow more rapidly than the municipal business. Management believes that business written in the structured finance and international markets may see large quarterly variances primarily due to general market conditions and the developmental nature of segments of these markets.

     Gross Premiums Written. Gross premiums written for the three and nine-month
     -----------------------
periods ended September 30, 2000 were $147.9 million and $339.0 million, respectively, an increase of 38% over $106.8 million in the three-month period ended September 30, 1999 and an increase of 15% over $295.7 million in the nine months ended September 30, 1999. On the municipal side, the Company saw an increase in up-front premiums written for the three months ended September 30, 2000, primarily resulting from a large, highly structured municipal transaction. The growth in Structured Finance and International premiums written is a result of the increased level of guaranteed installment deals combined with the annuity nature of the premium receipts. Accordingly, premiums written for Structured Finance and International installment premiums has grown to $118.3 million for the nine months ended September 30, 2000 from $69.6 million in the comparable period in 1999. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

                                                                                Three Months Ended September 30,
                                                             ---------------------------------------------------------------------
(Dollars in Millions)                                                      2000                                 1999
                                                             --------------------------------    ---------------------------------
                                                                  Gross             Gross              Gross             Gross
                                                                Premiums             Par             Premiums             Par
                                                                 Written           Written            Written           Written
                                                             --------------    --------------    ---------------    --------------
Municipal finance:
 Up-front:
   New issue............................................             $ 80.9           $ 6,720             $ 69.0           $ 6,725
   Secondary market.....................................                2.2               246                4.0               303
                                                             --------------    --------------    ---------------    --------------
    Sub-total up-front..................................               83.1             6,966               73.0             7,028
    Installment.........................................                4.2               685                4.2               746
                                                             --------------    --------------    ---------------    --------------
      Total municipal finance...........................               87.3             7,651               77.2             7,774
                                                             --------------    --------------    ---------------    --------------
Structured finance:
   Up-front.............................................                6.9               316                  -                 -
   Installment..........................................               29.9             5,187               20.0            10,396
                                                             --------------    --------------    ---------------    --------------
        Total structured finance........................               36.8             5,503               20.0            10,396
                                                             --------------    --------------    ---------------    --------------
International(1):
         Up-front.......................................                9.6               502                0.7                73
         Installment....................................               14.2             2,881                8.9             1,489
                                                             --------------    --------------    ---------------    --------------
          Total  international..........................               23.8             3,383                9.6             1,562
                                                             --------------    --------------    ---------------    --------------
         Total..........................................             $147.9           $16,537             $106.8           $19,732
                                                             ==============    ==============    ===============    ==============

Total up-front..........................................             $ 99.6           $ 7,784             $ 73.7           $ 7,101
Total installment.......................................               48.3             8,753               33.1            12,631
                                                             --------------    --------------    ---------------    --------------
         Total..........................................             $147.9           $16,537             $106.8           $19,732
                                                             ==============    ==============    ===============    ==============

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


                                                                                Nine Months Ended September 30,
                                                             ---------------------------------------------------------------------
(Dollars in Millions)                                                      2000                                 1999
                                                             --------------------------------    ---------------------------------
                                                                  Gross             Gross              Gross             Gross
                                                                Premiums             Par             Premiums             Par
                                                                 Written           Written            Written           Written
                                                             --------------    --------------    ---------------    --------------
Municipal finance:
 Up-front:
   New issue.............................................            $129.9           $11,898             $183.7           $20,826
   Secondary market......................................               8.6               842                7.9               933
                                                             --------------    --------------    ---------------    --------------
    Sub-total up-front...................................             138.5            12,740              191.6            21,759
    Installment..........................................              14.5             1,500               15.1             2,666
                                                             --------------    --------------    ---------------    --------------
      Total municipal finance............................             153.0            14,240              206.7            24,425
                                                             --------------    --------------    ---------------    --------------
Structured finance:
   Up-front..............................................              25.5             1,878                0.5                36
   Installment...........................................              78.5            19,776               47.0            26,712
                                                             --------------    --------------    ---------------    --------------
        Total structured finance.........................             104.0            21,654               47.5            26,748
                                                             --------------    --------------    ---------------    --------------
International(1):
         Up-front........................................              42.2             1,427               18.9               349
         Installment.....................................              39.8            10,946               22.6             4,749
                                                             --------------    --------------    ---------------    --------------
         Total international.............................              82.0            12,373               41.5             5,098
                                                             --------------    --------------    ---------------    --------------
         Total...........................................            $339.0           $48,267             $295.7           $56,271
                                                             ==============    ==============    ===============    ==============

Total up-front...........................................            $206.3           $16,045             $211.0           $22,144
Total installment........................................             132.7            32,222               84.7            34,127
                                                             --------------    --------------    ---------------    --------------
         Total...........................................            $339.0           $48,267             $295.7           $56,271
                                                             ==============    ==============    ===============    ==============

(1) Gross par written is (increased)/reduced by reinsurance cessions to MBIA on international business of ($72.4) million and $538.9 million for the three months ended September 30, 2000 and 1999, respectively, and $4,828.7 million and $2,685.3 million for the nine months ended September 30, 2000 and 1999, respectively.

     Ceded Premiums Written. Ceded premiums written for the three and nine
     -----------------------
months ended September 30, 2000 were $20.1 million and $62.5 million, respectively, an increase of 69% from $11.9 million in the three months ended September 30, 1999 and an increase of 87% from $33.4 million in the nine months ended September 30, 1999. The increase in ceded premiums written for the third quarter of 2000 was primarily due to increased ceded premiums written on structured and international business. The increase in ceded premiums written for the nine months ended September 30, 2000 was affected by a one-time cede of municipal health care exposure during the first quarter of 2000 as well as the increased ceded premiums written on structured and international policies during 2000. Ceded premiums written were 13.6% and 18.4% of gross premiums written for the three and nine months ended September 30, 2000, respectively, compared with 11.1% and 11.3% for the three and nine months ended September 30, 1999, respectively.

     Net Premiums Written. Net premiums written for the three and nine months
     ---------------------
ended September 30, 2000 were $127.9 million and $276.5 million, respectively. The 35% increase from $94.9 million in the three months ended September 30, 1999 reflects the higher level of gross premiums written during the third quarter of 2000, partially offset by increased ceded premiums. The increase of 5% from $262.3 million in the nine months ended September 30, 1999 reflects the higher level of gross premiums written, partially offset by higher premiums ceded to reinsurers during the nine-month period as compared to the corresponding prior period.

     Net Premiums Earned. Net premiums earned during the three and nine months
     --------------------
ended September 30, 2000 were $78.7 million and $230.8 million, respectively, an increase of 15% from $68.3 million in the three months ended September 30, 1999, and an increase of 20% from $192.6 million in the nine months ended September 30, 1999. These increases were

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


primarily the result of increased normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") during the periods. Normal net premiums earned increased 24% from $60.9 million in the third quarter of 1999 to $75.4 million in the third quarter of 2000. Normal net premiums earned for the nine months ended September 30, 2000 were $212.6 million, an increase of 29% from $164.8 million in the nine months ended September 30, 1999. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas, particularly Structured Finance and International.

     Net premiums earned include accelerated premiums that result from refundings. When an issue insured by Ambac Assurance has been refunded or called, the remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and nine months ended September 30, 2000 included $3.3 million (which had a net income per diluted share effect of $0.03) and $18.2 million (which had a net income per diluted share effect of $0.15), respectively, from refundings. Net premiums earned for the three and nine months ended September 30, 1999 included $7.4 million (which had a net income per diluted share effect of $0.06) and $27.7 million (which had a net income per diluted share effect of $0.22), respectively, from refundings.

     Net Investment Income. Net investment income for the three and nine months
     ----------------------
ended September 30, 2000 were $61.1 million and $177.6 million, respectively, an increase of 16% from $52.9 million in the three months ended September 30, 1999 and an increase of 16% from $153.7 million in the nine months ended September 30, 1999. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations. Additionally, investment income benefited from capital contributions from the parent company to Ambac Assurance. Ambac Assurance's investments in tax-exempt securities amounted to 75% of the total fair value of its portfolio as of September 30, 2000, versus 73% at September 30, 1999. The average pre-tax yield-to-maturity on the investment portfolio was 6.15% and 6.05% as of September 30, 2000 and 1999, respectively.

     Net Realized Losses.  Net realized losses for the three and nine months
     --------------------
ended September 30, 2000 were $2.5 million and $2.1 million, respectively, compared to net realized losses of $0.1 million and $5.5 million for the three and nine months ended September 30, 1999. Included in net realized losses for the three and nine months ended September 30, 2000 is $2.3 million and $5.0 million, respectively, of foreign exchange losses related to Ambac Assurance's investment portfolio. Foreign exchange losses were not material in 1999. It is the Company's policy to protect its return on capital on international financial guarantees where the premium is received up-front in foreign currency by investing in high-grade local currency securities. This insures that the Company's return on capital remains relatively constant, as the insurance liability, in U.S. dollar terms, rises or falls over time.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three and nine months ended September 30, 2000 were $3.9 million and $10.8 million, respectively, compared to $3.0 million and $8.0 million for the three and nine months ended September 30, 1999, respectively. These increases are due to the overall increase in business activity in most sectors. Losses and loss adjustment expenses are generally based upon

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


estimates of the ultimate aggregate losses inherent in the insured portfolio. There was no salvage received during the respective periods in 2000 and 1999.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three and nine months ended September 30, 2000 were $13.2 million and $40.6 million, respectively, an increase of 10% from $12.0 million in the three months ended September 30, 1999 and an increase of 13% from $35.8 million in the nine months ended September 30, 1999. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and nine-month periods ended September 30, 2000, gross underwriting and operating expenses were $22.5 million and $63.5 million, respectively, an increase of 22% from $18.5 million in the three months ended September 30, 1999 and an increase of 17% from $54.3 million in the nine months ended September 30, 1999. The increases reflect the overall increased business activity during the periods and are primarily due to increased compensation related to new hires and increased premium tax expense. Underwriting and operating expenses deferred for the three and nine months ended September 30, 2000 were $14.7 million and $39.7 million, respectively, compared to $11.6 million and $33.3 million for the three and nine months ended September 30, 1999, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 2000 were $5.6 million and $16.9 million, respectively, compared to $5.6 million and $15.3 million for the three and nine months ended September 30,1999, respectively.

     Financial Services

     Through its financial services subsidiaries, the Company provides a variety of financial products including investment agreements, interest rate swaps and investment advisory and cash management services, to its clients which include states, municipalities and their authorities, school districts, and hospitals and health organizations.

     Revenues.  Revenues, excluding realized gains and losses, for the three and
     ---------
nine months ended September 30, 2000 were $10.9 million and $46.4 million, respectively, down 10% from $12.1 million for the three months ended September 30, 1999 and up 22% from $37.9 million in the nine months ended September 30, 1999. Investment agreement revenues declined to $4.6 million in the third quarter of 2000 compared to $6.2 million in the third quarter of 1999, primarily due to lower volume in that business. Interest rate swap revenues declined 10%, from $2.9 million in the third quarter of 1999 to $2.6 million in the third quarter of 2000. The declines in the investment agreement and interest rate swap businesses were partially offset by a 24% increase in the investment advisory and cash management revenues. Interest rate swap revenues for the nine months ended September 30, 2000 were $21.4 million, up 83% from $11.7 million in the nine months ended September 30, 1999 on increased volume, primarily in the second quarter of 2000. Investment agreement revenues for the nine months ended September 30, 2000 were $15.4 million, down 13% from $17.8 million in the nine months ended September 30, 1999. Investment advisory and cash management revenues for the nine months ended September 30, 2000 were $9.6 million, up 14% from $8.4 million in the nine months ended September 30, 1999.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Expenses. Expenses for the three and nine months ended September 30, 2000
     ---------
were $5.8 million and $18.6 million, respectively, down 6% from $6.2 million for the three months ended September 30, 1999 and down 7% from $19.9 million for the nine months ended September 30, 1999. The decline in expenses is primarily driven by lower compensation costs at the financial services subsidiaries.

     Corporate Items

     Interest Expense. Interest expense for the three and nine months ended
     -----------------
September 30, 2000 was $9.4 million and $28.2 million, respectively, compared to $9.1 million for the three months ended September 30, 1999 and $27.3 million for the nine months ended September 30, 1999. These increases are primarily due to increased fees associated with the December 1999 increase in Ambac Assurance's third party capital support.

     Income Taxes. Income taxes for the three and nine months ended September
     -------------
30, 2000 were at an effective rate of 23.8% and 23.9%, respectively, versus 24.3% and 23.6% for the three and nine months ended September 30, 1999.

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

     Core Earnings. The Company defines core earnings as consolidated net
     --------------
income, less the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three and nine months ended September 30, 2000 were $91.1 million and $265.3 million, respectively, an increase of 20% from $75.6 million for the three months ended September 30, 1999 and an increase of 24% from $213.4 million for the nine months ended September 30, 1999. These increases were primarily the result of higher normal net premiums earned from the growth in the financial guarantee book of business and higher net investment income from the financial guarantee segment, partially offset by higher expenses in the financial guarantee business. Core earnings also increased for the nine-month period comparison as a result of higher interest rate swap revenues, which is a component of financial services revenues.

     The Company has a 15% core earnings growth target. This is not an earnings projection for a particular period but rather a long-term target based on management's comfort level with the Company's earnings prospects. Periodic actual results will vary from this target. The Company cannot provide a specific growth target for operating earnings, as the changing interest rate environment affects these results.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Operating Earnings. The Company defines operating earnings as consolidated
     -------------------
net income, less the effect of net realized gains and losses and certain non-recurring items. Operating earnings for the three and nine months ended September 30, 2000 were $92.9 million and $275.7 million, respectively, an increase of 16% from $79.8 million in the three months ended September 30, 1999 and an increase of 20% from $229.2 million in the nine months ended September 30, 1999.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and nine months ended September 30, 2000 and 1999:

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                          ----------------------------------------------
(Dollars in Millions)                                          2000        1999        2000        1999
                                                          -----------   ---------   ---------   ----------
Net Income................................................    $90.9       $79.8      $269.2       $224.0

Net realized losses, after tax............................      2.0           -         6.5          5.2
                                                          -----------   ---------   ---------   ----------
   Operating earnings.....................................     92.9        79.8       275.7        229.2

Premiums earned from refundings, calls and other
 accelerations, after tax.................................     (1.8)       (4.2)      (10.4)       (15.8)
                                                          -----------   ---------   ---------   ----------
   Core earnings..........................................    $91.1       $75.6      $265.3       $213.4
                                                          ===========   =========   =========   ==========

     There were 71.8 million and 71.4 million weighted-average diluted shares outstanding during the three and nine months ended September 30, 2000, respectively. The weighted-average number of diluted shares outstanding during the three and nine months ended September 30, 1999 was 71.3 million and 71.4 million shares, respectively.

     Adjusted Gross Premiums Written. The Company defines adjusted gross
     --------------------------------
premiums written ("AGP") as gross up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. While the majority of municipal finance premiums are collected up-front at policy issuance, the majority of Ambac Assurance's structured finance and international premiums are collected on an installment basis. AGP for the three and nine months ended September 30, 2000 were $179.9 million and $467.5 million, respectively, up 9% from $164.6 million written in the three months ended September 30, 1999 and up 9% from $429.8 million written in the nine months ended September 30, 1999. The increase in the third quarter of 2000 was primarily due to increased activity in structured finance and municipal finance transactions. On the municipal side, the Company experienced an increase of 8% in AGP. Although overall municipal market volume and insured penetration declined, the Company's market share for the quarter increased. The increase in the nine months ended September 30, 2000 was primarily due to increased activity in structured finance and international transactions, partially offset by a significant decline in municipal transactions driven by lower issuance and decreased market penetration during the period. The structured and international AGP is concentrated in large transactions. Structured and international transactions guaranteed by Ambac Assurance with AGP greater than $4.0 million increased from four and eleven for the three and nine months ended September 30, 1999, respectively, to six and twenty-four for the three and nine months ended September 30, 2000, respectively. The present value of future installment premiums written for the three and nine months ended September 30, 2000 was $82.6 million and $278.8 million, respectively, a decrease of 9% from $90.9 million written in

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


the third quarter of 1999, and an increase of 22% from $227.6 million in the nine months ended September 30, 1999. The aggregate net present value of estimated future installment premiums was $668.8 million and $527.2 million as of September 30, 2000 and December 31, 1999, respectively.

     The following table sets forth the amounts of AGP by type and percent of total for the three and nine months ended September 30, 2000 and 1999:

                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                --------------------------------------    --------------------------------------
(Dollars in Millions)                               2000    %            1999    %           2000     %           1999     %
                                                --------   ------    --------   ------    -------   -------    -------   -------
Municipal Finance:
    Up-front:
       New issue..............................    $ 80.9       45%    $  69.0       42%    $129.9        28%    $183.7        43%
       Secondary market.......................       2.2        1         4.0        2        8.6         2        8.0         2
                                                --------   ------    --------   ------    -------   -------    -------   -------
          Sub-total up-front..................      83.1       46        73.0       44      138.5        30      191.7        45
    Installment...............................       6.5        4         9.7        6       20.4         4       33.3         7
                                                --------   ------    --------   ------    -------   -------    -------   -------
              Total Municipal Finance.........      89.6       50        82.7       50      158.9        34      225.0        52
                                                --------   ------    --------   ------    -------   -------    -------   -------
Structured Finance:
       Up-front...............................       7.0        4           -        -       24.8         6        0.5         -
       Installment............................      46.6       26        46.0       28      150.8        32      123.1        29
                                                --------   ------    --------   ------    -------   -------    -------   -------
            Total Structured Finance..........      53.6       30        46.0       28      175.6        38      123.6        29
                                                --------   ------    --------   ------    -------   -------    -------   -------
International (1):
         Up-front.............................       7.2        4         0.7        1       25.4         5       10.0         2
         Installment..........................      29.5       16        35.2       21      107.6        23       71.2        17
                                                --------   ------    --------   ------    -------   -------    -------   -------
            Total  International..............      36.7       20        35.9       22      133.0        28       81.2        19
                                                --------   ------    --------   ------    -------   -------    -------   -------
Total adjusted gross premiums.................    $179.9      100%    $ 164.6      100%    $467.5       100%    $429.8       100%
                                                ========   ======    ========   ======    =======   =======    =======   =======

Total up-front................................    $ 97.3       54%    $  73.7       45%    $188.7        40%    $202.2        47%
Total installment.............................      82.6       46        90.9       55      278.8        60      227.6        53
                                                --------   ------    --------   ------    -------   -------    -------   -------
Total  adjusted gross premiums................    $179.9      100%    $164.68      100%    $467.5       100%    $429.8       100%
                                                ========   ======    ========   ======    =======   =======    =======   =======

(1) Adjusted gross premiums written is (increased)/reduced by reinsurance cessions to MBIA on international business of ($0.6) million and $13.4 million for the three months ended September 30, 2000 and 1999, respectively, and $46.5 million and $43.2 million for the nine months ended September 30, 2000 and 1999, respectively.

     Adjusted Book Value. Adjusted book value ("ABV") per common share increased
     --------------------
14% to $51.01 at September 30, 2000 compared to $44.68 at December 31, 1999. The Company derives ABV by beginning with stockholders' equity (book value) and adding or subtracting the after-tax value of: the net unearned premium reserve; deferred acquisition costs; the present value of estimated net future installment premiums; and the unrealized gain or loss on investment agreement liabilities. These adjustments will not be realized until future periods and may differ materially from the amounts used in determining ABV. The following table reconciles book value per share to ABV per share as of September 30, 2000 and December 31, 1999. All amounts are calculated on a pre-split basis. The three-for-two stock split takes place on December 12, 2000.

                                                                               September 30,            December 31,
                                                                                    2000                    1999
                                                                           -------------------      -------------------
Book value per share..................................................              $33.80                  $28.85
After-tax value of:
  Net unearned premium reserve........................................               11.65                   11.28
  Deferred acquisition costs..........................................               (1.37)                  (1.26)
  Present value of installment premiums...............................                6.20                    4.90
  Unrealized gain on investment agreement liabilities.................                0.73                    0.91
                                                                           -------------------      -------------------
Adjusted book value per share.........................................              $51.01                  $44.68
                                                                           ===================      ===================

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. The Company's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's and other subsidiaries' ability to pay dividends or make payments to the Company; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 2000, Ambac Assurance paid dividends of $44.9 million on its common stock to the Company.

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

     Financial Services Liquidity. The principal uses of liquidity by Financial
     -----------------------------
Services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the cash flows of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs are satisfied by short-term inter-company loans from Ambac Financial Group, Inc. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to related liabilities to minimize interest rate and liquidity exposure. Financial

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


Services maintains a portion of its assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  The Company and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 2001 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of September 30, 2000 and December 31, 1999, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of a seven-year irrevocable limited recourse credit facility from a group of highly rated banks for $750 million. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal obligations in its covered portfolio exceed specified levels. Repayment of amounts drawn under the credit facility are limited primarily to the amount of any recoveries of losses related to municipal policy obligations. The line expires in December 2006. As of September 30, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     ACP has a revolving credit facility with a major international bank for $50 million that expires in June 2001 and provides a three-year term loan provision. The facility is available to ACP for general corporate purposes, including payments in regard to its credit derivative activities. As of September 30, 2000 and December 31, 1999, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of the Company has
     -------------------------
authorized the establishment of a stock repurchase program that permits the repurchase of up to 6,000,000 shares of the Company's Common Stock. During the nine months ended September 30, 2000, the Company acquired approximately 312,000 shares for an aggregate amount of $15.0 million. Since inception of the Stock Repurchase Program, the Company has acquired approximately 4,885,000 shares for an aggregate amount of $175.4 million.

     Balance Sheet. As of September 30, 2000, the fair value of the Company's
     --------------
consolidated investment portfolio was $8.42 billion, down 6% from $8.96 billion at December 31, 1999. This decrease was primarily due to a decrease in volume in investment agreements, partially offset by cash flow from financial guarantee operations and a decline in interest rates causing the fair value of the investment portfolio to rise. As of September 30, 2000, stockholders' equity was $2.37 billion, a 17% increase from year-end 1999 stockholders' equity of $2.02 billion. The increase stemmed from a combination of net income for the period and an increase in the value of the investment portfolio due to a decline in interest rates.

     Cash Flows. Net cash provided by operating activities was $326.1 million
     -----------
and $298.9 million during the nine months ended September 30, 2000 and 1999, respectively. These cash flows were primarily provided by financial guarantee operations.

     Net cash used in financing activities was $893.4 million during the nine months ended September 30, 2000, $890.2 million was used by investment agreements draws paid (net of investment agreements issued). For the nine months ended September 30, 1999, $344.8 million was provided by financing activities, of which $355.6 million was from investment agreements issued (net of draws paid).

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Net cash provided by investing activities was $568.5 million during the nine months ended September 30, 2000, $2,240.1 million was provided by sales and maturities of bonds, partially offset by $1,643.5 million used to purchase bonds. For the nine months ended September 30, 1999, $640.2 million was used in investing activities, $3,650.8 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $2,951.6 million.

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

     Financial instruments that may be adversely affected by changes in basis include the Company's municipal interest rate swap portfolio. The Company, through its affiliate Ambac Financial Services, L.P. ("AFSLP"), is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. AFSLP manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, the Company will experience an unrealized mark-to-market gain or loss. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as value-at-risk, is a key element in management's

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           (Continued)

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


Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

  Exhibit
  Number              Description
--------------      -----------------------------------------------------------------------
    27.00             Financial Data Schedule.

    99.04             Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                      Financial Statements as of September 30, 2000 and December 31, 1999
                      and for the periods ended September 30, 2000 and 1999.


(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the third quarter of 2000.
                              --------

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   November 13, 2000          By: /s/ Frank J. Bivona
                                        -------------------
                                        Frank J. Bivona
                                        Executive Vice President and Chief
                                        Financial Officer  (Principal Financial
                                        and Accounting Officer and Duly
                                        Authorized Officer)

                                 INDEX TO EXHIBITS




  Exhibit
  Number                  Description
-----------------       ----------------------------------------------------------------------
      27.00               Financial Data Schedule.

      99.04               Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                          Financial Statements as of September 30, 2000 and December 31, 1999
                          and for the periods ended September 30, 2000 and 1999.