Form 10-K405
period 2000-12-31
AMBAC FINANCIAL GROUP INC
filed 2001-03-28
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                Commission File Number
December 31, 2000                                                       1-10777

                          Ambac Financial Group, Inc.
            (Exact name of Registrant as specified in its charter)

                 Delaware                              13-3621676
         (State of incorporation)         (I.R.S. employer identification no.)

          One State Street Plaza
            New York, New York                           10004
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2001 was $5,948,811,002 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 14, 2001, which was $57.14). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

     As of March 14, 2001, 105,652,028 shares of Common Stock, par value $0.01 per share, (net of 368,509 treasury shares) were outstanding.

                      Documents Incorporated By Reference

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant's Proxy Statement dated March 28, 2001 in connection with the Annual Meeting of Stockholders to be held on May 1, 2001 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS


                                                                                            Page
                                                                                            ----
PART I
Item 1.     Business.....................................................................      1

Item 2.     Properties...................................................................     27

Item 3.     Legal Proceedings............................................................     27

Item 4.     Submission of Matters to a
            Vote of Security Holders.....................................................     27

PART II
Item 5.     Market for Registrant's Common
            Equity and Related Stockholder Matters.......................................     27

Item 6.     Selected Financial Data......................................................     27

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................................     28

Item 7A.    Quantitative and Qualitative Disclosures                                          28
            About Market Risk............................................................

Item 8.     Financial Statements and Supplementary Data..................................     28

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure..........................................     28

PART III
Item 10.    Directors and Executive Officers
            of the Registrant............................................................     28

Item 11.    Executive Compensation.......................................................     28

Item 12.    Security Ownership of Certain
            Beneficial Owners and Management.............................................     28

Item 13.    Certain Relationships and
            Related Transactions.........................................................     29

PART IV
Item 14.    Exhibits, Financial Statement
            Schedules, and Reports on Form 8-K...........................................     29

SIGNATURES  .............................................................................     35

FINANCIAL STATEMENT SCHEDULES............................................................    S-1

                                     Part I

Item 1.   Business.

GENERAL

         Ambac Financial Group, Inc. (the "Company"), headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. The Company was incorporated on April 29, 1991. The Company provides financial guarantees for municipal and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation ("Ambac Assurance"). Through its financial services subsidiaries, the Company provides financial and investment products including investment agreements, interest rate swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

         Ambac Assurance, which serves the global capital markets, is primarily engaged in guaranteeing municipal and structured finance obligations and is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee products written by Ambac Assurance in both the primary and secondary markets guarantee payment when due of the principal of and interest on the guaranteed obligation. In the case of default on a guaranteed obligation, payments under the financial guarantee policy may not be accelerated by the policyholder without Ambac Assurance's consent. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and obligor. As of December 31, 2000, Ambac Assurance's net financial guarantee in force (after giving effect for reinsurance) was $418.4 billion. See "Financial Guarantee in Force" below.

         Ambac Credit Products L.L.C. ("ACP"), a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives involve private transactions with high quality counterparties. These contracts require ACP to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). Structured credit derivatives issued by ACP are guaranteed by Ambac Assurance. See "Business Segments -- Financial Guarantee" below and "Management's Discussion and Analysis -- Risk Management" in the Company's 2000 Annual Report to Shareholders for more detail about structured credit derivatives.

         Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P"), Fitch, Inc. ("Fitch") and Rating and Investment Information, Inc. ("R&I"). These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement. See "Rating Agencies" below.

         The Company's investment agreement business ("IA Business"), conducted through its subsidiary, Ambac Capital Funding, Inc. ("ACFI"), provides investment agreements primarily to municipalities and their authorities, structured finance obligations and international issuers. Investment agreements written by ACFI are insured by Ambac Assurance, its triple-A financial guarantee affiliate. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Investment Agreements" below.

         The Company provides interest rate swaps through its subsidiary Ambac Financial Services, L.P. ("AFSLP") primarily to states, municipalities and their authorities, and other entities in connection with their financings. The interest rate swaps provided by AFSLP are guaranteed by Ambac Assurance and provide a financing alternative that may reduce an issuer's overall borrowing costs and/or help manage their interest rate risk. See "Interest Rate Swaps" below.

         The Company provides investment advisory, cash management and fund administration services through its subsidiary, Cadre Financial Services, Inc. ("Cadre"), and broker/dealer services through its subsidiary, Cadre Securities, Inc. ("Cadre Securities"), primarily to school districts, hospitals and health care organizations, and municipalities.

         As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters --Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis -- Liquidity and Capital Resources" in the Company's 2000 Annual Report to Stockholders.

         Materials in this Form 10-K may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give the Company's expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

         Any or all of our forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. The Company's actual results may vary materially, and there are no guarantees about the performance of the Company's stock. Among factors that could cause actual results to differ materially are:
(1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; and (6) other risks and uncertainties that have not been identified at this time. The Company undertakes no obligation to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved. You are advised, however, to consult any further disclosures we make on related subjects in the Company's reports to the Securities and Exchange Commission ("SEC").

BUSINESS SEGMENTS

         The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries (sometimes collectively referred to as the "Company") for the Company's two reportable segments: Financial Guarantee and Financial Services.


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

         Financial guarantee insurance is a form of credit enhancement that benefits both the issuer and the investor. Issuers benefit because their securities are sold with a higher credit rating than securities of the issuer sold without credit enhancement, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, credit enhanced obligations receive greater market acceptance than obligations without credit enhancement. Investors benefit from greater marketability, secondary market price stability, active credit surveillance and protection from loss associated with issuer default.

         Structured credit derivatives written by ACP provide credit protection in respect of specific financial obligations (primarily fixed income obligations). The majority of the Company's structured credit derivative contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates the Company's risk of loss and reduces the price volatility of these financial instruments. Should a defined credit event occur, ACP would generally make a payment equivalent to the difference between the par value and market value of the underlying obligation.

         The Company derives financial guarantee revenues from: (i) premiums earned over the life of the obligations guaranteed; (ii) net investment income;
(iii) net realized gains and losses from sales of investment securities; (iv) certain structuring and other fees; and (v) revenue from credit derivative transactions. Financial guarantee revenues were $565.4 million, $474.1 million and $408.4 million in 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 18 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

         Financial guarantee products are sold in three principal markets: the U.S. municipal market, the U.S. structured finance and asset-backed market, and the international market. Total gross par guaranteed for the years ended December 31, 2000, 1999 and 1998 was $71.3 billion, $73.3 billion and $61.5 billion, respectively.

         U. S. Municipal Market

         Until 1993, Ambac Assurance was almost exclusively focused on the municipal market in the United States. The U.S. municipal market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Municipal obligations are generally supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. More recently, the municipal market has expanded to include structured, project finance and asset-backed bond issues for infrastructure projects, sports stadiums, lease pools and other municipal purposes. This portion of the market is growing and has become a focus for the Company in recent years. The following table sets forth the volume of new issues of long-term (longer than 12 months) municipal bonds and the volume of new issues of insured long-term municipal bonds over the past ten years in the United States.


                         U.S. Long-Term Municipal Market
                         -------------------------------

                                                                                                  Insured Bonds
                                                           Total               Insured            as Percentage
($ in Billions)                                           Volume               Volume            of Total Volume
                                                          ------               ------            ---------------
1991................................................       $172.4              $ 51.9                   30.1%
1992................................................        234.7                80.8                   34.4
1993................................................        292.2               108.0                   37.0
1994................................................        165.0                61.5                   37.3
1995................................................        160.0                68.5                   42.8
1996................................................        185.0                85.7                   46.3
1997................................................        220.6               107.5                   48.7
1998................................................        286.2               145.1                   50.7
1999................................................        227.4               105.3                   46.3
2000................................................        193.0                78.8                   39.6

Source: Amounts, except for 2000, are based upon estimated data reported by The Bond Buyer's 2000 Yearbook. The 2000 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

         The foregoing table illustrates the changes in the total volume and insured volume of new issues of municipal bonds over the past ten years. Changes in volume of municipal bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with relatively steady growth in the underlying market. Insured volume, as a percentage of total volume, which had grown consistently from 1990 through 1998, has now declined. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry.

         Ambac Assurance guaranteed gross par of $21.4 billion, $32.5 billion and $33.9 billion in 2000, 1999 and 1998, respectively, in the U.S. municipal finance market.

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

         Ambac Assurance also provides guarantees on bonds outstanding in the secondary market that are typically purchased by an institution to facilitate the sale of municipal bonds in its portfolio or inventory. The guarantee generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new municipal bond issues.

         As of December 31, 2000 and 1999, net outstanding par exposure related to municipal bond transactions was $180.3 billion and $173.0 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

         U.S. Structured Finance and Asset-backed Market

         Financial guarantees of securities in the U.S. structured finance and asset-backed market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of assets. This pool of assets has an identifiable cash flow or market value and is held by a special purpose issuing entity.

         Asset-backed securizations may be supported by a broad range of assets including mortgage-backed securities and home equity loans, credit card receivables, trade receivables, auto loans, student loans and leases. Other deals, called structured financings, include collateralized debt obligations ("CDOs"), collateralized bond obligations ("CBOs") and collateralized loan obligations ("CLOs"), are typically backed by corporate, sovereign or sub-sovereign debt.

         Structured finance also encompasses credit enhancement for commercial paper conduits ("conduits"). Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, customers sell financial assets such as trade receivables to the conduits, which in turn issue commercial paper to fund the purchase of the assets. In addition to providing program level enhancement covering the entire conduit structure, Ambac Assurance may also provide a financial guarantee against the default of a specific security sold into a conduit.

         In general, structured finance and asset-backed obligations are payable only from cash flow generated by a pool of assets and take the form of either "pass-through" obligations, which represent interests in the related assets, or "pay-through" obligations, which generally are debt obligations which are collateralized by the related assets. Both types of obligations also generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets.

         Unlike the municipal market in which a substantial portion of the deals is bid competitively by the financial guarantors, the structured and asset-backed market is essentially a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure. Consequently, in addition to the types of deals listed above, structured finance will also include unique transactions and small market niches.

         The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues, private placements and asset-backed commercial paper ("ABCP"). The increasing array of classes of assets securitized or guaranteed, and the recent rapid development of the market, makes estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. Three of the most developed sectors of this market are public asset-backed, mortgage-backed securities and ABCP. According to Asset-Backed Alert, volume in public asset-backed and mortgage-backed securities combined totaled $339.9 billion, $360.3 billion and $319.0 billion in 2000, 1999 and 1998, respectively. Approximately 21%, 21% and 19% of those markets were insured in 2000, 1999 and 1998, respectively. According to Merrill Lynch, total ABCP outstanding at December 31, 2000, 1999 and 1998 was approximately $624.0 billion, $521.0 billion and $392.0 billion, respectively.

         Ambac Assurance guaranteed gross par of $30.4 billion, $33.4 billion and $22.6 billion in 2000, 1999 and 1998, respectively, in the U.S. Structured Finance and Asset-backed market.

         Premiums for structured finance and asset-backed policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying financial assets.

         As of December 31, 2000 and 1999, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $64.7 billion and $53.0 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

         International Market

         Outside of the United States, structured and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted the burden of funding from the government to public and private capital markets, where investors may seek the security of financial guarantee products. In Europe, Australia, Japan and the Emerging Markets, there is growing interest in asset-backed securitization.

         While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of legal and financial regulatory requirements and accounting standards. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance insures a wide array of obligations in the international markets including infrastructure finance, asset-backed and structured transactions, utilities, and other obligations in selected international markets.

         Ambac Assurance's strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by offshore cash flows generated from exports or payment remittances) and collateralized debt obligations.

         In 1997, Ambac Assurance established a subsidiary in the United Kingdom, Ambac Assurance UK Limited ("Ambac UK"), which is authorized to conduct certain classes of general financial guarantee business in the United Kingdom. Ambac UK is the Company's primary vehicle for directly issuing financial guarantee policies in the United Kingdom and Europe. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance, which support its triple-A ratings.

         During 2000, Ambac Assurance entered into an alliance agreement in Japan with Yasuda Fire and Marine ("Yasuda") and now occupies joint offices in Japan with Yasuda Kasai Financial Guarantee Insurance Company, Limited ("YKFG"), a Yasuda subsidiary and the first triple-A rated monoline financial guarantor in Japan. Together, Ambac Assurance and YKFG will seek to significantly increase the market for financial guarantees in Japan.

         From 1995 to March 2000, Ambac Assurance and MBIA Insurance Corporation ("MBIA") marketed financial guarantees outside of the United States via an unincorporated joint venture, MBIA.AMBAC International (the "Joint Venture"). Under the Joint Venture, financial guarantee policies were issued separately by each of the companies. While retaining the right to act individually, each company had the opportunity to reinsure up to 50 percent of the international financial guarantee business written by the other company as part of the Joint Venture. In March 2000, Ambac Assurance and MBIA announced the restructuring of their Joint Venture arrangement. Post restructuring, Ambac Assurance and MBIA have continued the reciprocal reinsurance arrangement for international business. However, the companies now market and originate financial guarantees independently. The Company believes that the restructuring of the Joint Venture has not and will not result in any reduction in premiums written from international business, although no assurances can be given that such a reduction will not occur in the future.

         While there is evidence that the volume of international structured finance transactions has increased significantly in the recent past, unlike the municipal and domestic asset-backed markets, there are few statistics that effectively track volume in the global markets. There are several reasons for this, including the varied nature of the deals coming to market, the early stages of development of certain asset classes and the fact that many international deals are privately placed.

         Ambac Assurance guaranteed gross par of $19.5 billion, $7.4 billion and $5.0 billion in 2000, 1999 and 1998, respectively, in the international market. Premiums for international policies are based on a percentage of either principal or principal and interest guaranteed. The timing of the collection of international structured finance and asset-backed premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually).

         As of December 31, 2000 and 1999, net outstanding par exposure related to international transactions was $31.3 billion and $14.3 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

Underwriting and Surveillance

         Underwriting guidelines, policies and procedures have been developed by Ambac Assurance's management with the intent that Ambac Assurance guarantee only those obligations which, in the opinion of Ambac Assurance analysts, are of investment grade quality with a remote risk of loss. However, losses may occur from time to time and it is Ambac Assurance's policy to provide for loss reserves that are adequate to cover potential losses. See "Losses and Reserves" below.

         The underwriting process involves review of structural, legal and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management. Additionally, the underwriting process often entails extensive on-site due diligence covering the issuer and other parties to an insured transaction.

         The decision to guarantee an issue is based upon such factors as the issuer's ability to repay the bonds, the bond's security features and the bond's structure, rather than upon an actuarial or statistical prediction of the likelihood that the issuer will default on the underlying debt obligation.

         Members of Ambac Assurance's underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst's underwriting group. At a minimum, the primary analyst's recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required for a particular credit depends on Ambac Assurance's aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. For large, complex or new types of credits, the underwriting decision must be approved by a credit committee comprised of senior underwriting officers and an attorney, in addition to the analysts and underwriting officer mentioned above.

         Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance's independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

         Municipal Underwriting:
         ----------------------
         In addition to general underwriting standards, each asset class, and bond type within asset class, has more specific underwriting criteria. For example, the critical risk factors for municipal credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond's maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

         Underwriting criteria that have been developed for each bond type reflect the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

         Structured Finance Underwriting:
         -------------------------------
         Structured finance and asset-backed obligations generally entail two forms of risks: asset risk, which relates to the amount and quality of asset coverage; and structural risk, which relates to the extent to which the transaction structure protects the interests of the investors, and therefore the guarantor.

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

         Structured and asset-backed securities are usually designed to protect the investors, and therefore the guarantor, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose issuing entity. Related issues that often arise concern whether the sale of the assets by the originator to the issuer of the asset-backed obligations would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings. In addition, servicer risk is often present in these transactions. Generally, servicer risk is the risk that poor performance at the servicer level contributes to a decline in the collections of borrower payments in the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

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

         International Underwriting:
         --------------------------
         In the international markets, Ambac Assurance seeks to guarantee transactions of the same high credit standards it applies in its U.S. business. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, exposures to foreign exchange, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, country limits, standards and procedures.

         Geographically, the markets receiving Ambac Assurance's primary international focus have been the United Kingdom, Australia, Japan, France and certain parts of Latin America. In addition, Ambac has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been CBOs, CLOs, asset-backed securities, sovereign and sub-sovereign obligations, special revenue and infrastructure obligations. Management believes that risk associated with its international book of business is similar in risk type to its domestic structured finance book of business and, in fact, international transactions may include components of domestic exposure.

         Pricing:
         -------
         Ambac Assurance determines premium rates on the basis of the bond type and its perception of the risk it is assuming based on the credit strength of the bond issue. Factors considered in pricing include term to maturity, structure of the issue, and credit and market factors including security features and other credit enhancement features. Additionally, the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue is considered in the pricing process as well as the cost and the projected return to Ambac Assurance. The premium rate for a new issue also takes into account the benefits to be obtained by the issuer.

         Surveillance and Remediation:
         ----------------------------
         Surveillance groups and other credit professionals review the financial guarantee portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. Surveillance analysts schedule and execute regular and ad hoc reviews of credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classification and review periods. The separate underwriting groups are also responsible for portfolio surveillance which entails a broader examination of trends in specific asset classes and bond types.

         Surveillance of the credit quality of underlying reference obligations in the Company's structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market's perception of an issuer's credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

         Those issues that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team. Internal and/or outside counsel reviews the documents underlying any problem credit and an analysis is prepared outlining Ambac Assurance's rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. This analysis, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Ambac Assurance also meets with issuers to reach agreement upon the nature and the scope of the problem and to discuss the issuers' operating plans.

         In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities. Ambac Assurance would meet with the appropriate officials to outline Ambac Assurance's concerns and rights. When the underlying economics so indicate, Ambac Assurance may aid in a restructuring to improve the debt service coverage.

         The rating agencies also monitor the credits underlying Ambac Assurance's financial guarantee in force and, in most cases, advise Ambac Assurance of the credit rating each issue would receive if it were not insured.

         Portfolio Risk Management Committee:
         -----------------------------------
         The Company has a Portfolio Risk Management Committee ("PRMC") which has established various procedures and controls to monitor and manage credit risk. The PRMC is comprised of senior credit professionals and senior management of the Company. Its scope is enterprise-wide and its focus is on risk measurement, risk/return optimization, and capital attribution in a portfolio context. This committee works closely with the senior credit committees of each underwriting group to assure that credit criteria are maintained, are appropriate and are systematically and consistently applied.

Financial Guarantees in Force

         Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on new issue par in force at December 31, 2000 was 10 years. The 10 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for prepayments or future refundings of guaranteed issues. Municipal bonds generally have provisions that allow the issuer to prepay all or a portion of the outstanding amount prior to maturity.

         Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

         As of December 31, 2000, the total net par amount of guaranteed bonds outstanding was $276.3 billion.

         Types of Bonds

         The table below shows the distribution by bond type of Ambac Assurance's guaranteed portfolio as of December 31, 2000.

                       Guaranteed Portfolio by Bond Type
                            as of December 31, 2000


                                                                                                     % of Total Net
                                                                            Net Par Amount             Par Amount
 Bond Type                                                                    Outstanding             Outstanding
----------------------------------------------------------------------    --------------------      -----------------
 ($ In Millions)
 U.S. Municipal Finance:
     Lease and tax-backed revenue.................................              $   46,292                   17%
     General obligation...........................................                  39,432                   14
     Utility revenue..............................................                  28,504                   10
     Health care revenue..........................................                  17,837                    7
     Investor-owned utilities.....................................                  10,560                    4
     Transportation revenue.......................................                  10,496                    4
     Higher education.............................................                   9,603                    3
     Housing revenue..............................................                   7,146                    3
     Student loans................................................                   6,375                    2
     Other........................................................                   4,065                    1
                                                                          --------------------      -----------------
         Total U.S. Municipal Finance.............................                 180,310                   65
                                                                          --------------------      -----------------
 U.S. Structured Finance:
      Mortgage-backed and home equity.............................                  38,215                   14
      Asset-backed and conduits...................................                  22,121                    8
      Other.......................................................                   4,324                    2
                                                                          --------------------      -----------------
         Total Structured Finance.................................                  64,660                   24
                                                                          --------------------      -----------------
         Total Domestic...........................................                 244,970                   89
                                                                          --------------------      -----------------

 International: ...................................................
       Structured credit derivatives..............................                  15,313                    6
       Asset-backed and conduits..................................                   8,595                    3
       Utilities..................................................                   1,803                    1
       Mortgage-backed and home equity............................                   1,364                    -
       Sovereign/sub-sovereign....................................                   1,123                    -
       Other......................................................                   3,084                    1
                                                                          --------------------      -----------------
         Total International......................................                  31,282                   11
                                                                          --------------------      -----------------
             Grand Total .........................................              $  276,252                   100%
                                                                          ====================      =================


         International transactions may include components of domestic exposure.

         The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last five years.

                    New Business Guaranteed by Bond Type /(1)/

Bond Type                                    2000             1999            1998            1997             1996
--------------------------------------  --------------   -------------   --------------  --------------   -------------
U.S. Municipal Finance:
    Lease and tax-backed revenue               12%               9%             15%             17%              23%
    General obligation.............             5                9              10              18               16
    Utilities /(2)/................             5                9              12              12               15
    Transportation revenue.........             2                4               2               2                3
    Student loans..................             2                2               1               1                3
    Higher education...............             1                3               2               3                3
    Housing revenue................             1                1               2               3                3
    Health care revenue............             0                4               8               8                7
    Other..........................             1                1               1               1                0
                                        --------------   -------------   --------------  --------------   -------------
      Total Municipal Finance......            29               42              53              65               73
                                        --------------   -------------   --------------  --------------   -------------
U.S. Structured Finance:
     Mortgage-backed and home......
        Equity.....................            21               30              22              18               12
     Asset-backed and conduits.....            16               16              15               9                4
     Other.........................             5                2               2               3                3
                                        --------------   -------------   --------------  --------------   -------------
      Total U.S. Structured Finance            42               48              39              30               19

                                        --------------   -------------   --------------  --------------   -------------
          Total Domestic ..........            71               90              92              95               92
                                        --------------   -------------   --------------  --------------   -------------

International:
     Structured credit derivatives             20                4               0               0                0
     Asset-backed and conduits.....             6                4               4               1                6
     Utilities.....................             1                0               1               1                0
     Mortgage-backed and home......
        Equity.....................             1                1               0               1                0
     Sovereign/sub-sovereign.......             0                0               0               1                0
     Other.........................             1                1               3               1                2
                                        --------------   -------------   --------------  --------------   -------------
       Total International.........            29               10               8               5                8
                                        --------------   -------------   --------------  --------------   -------------
      Grand Total..................           100%             100%            100%            100%             100%
                                        ==============   =============   ==============  ==============   =============

(1) Stated as a percentage of total net par amounts guaranteed during such year.
(2)  Includes investor-owned utilities.


         Issue Size

         Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance's financial guarantee exposure as of December 31, 2000 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million in the municipal market. However, with the entrance into the U.S. structured finance and international markets in recent years, Ambac Assurance's emphasis has evolved towards larger deals. The following table sets forth the distribution of Ambac Assurance's guaranteed portfolio as of December 31, 2000, with respect to the original size of each guaranteed issue:

                         Original Par Amount Per Issue
                            as of December 31, 2000



                                                              % of Total           Net Par         % of Total Net
                                           Number of           Number of            Amount           Par Amount
Original Par Amount                         Issues              Issues           Outstanding         Outstanding
-------------------------------------   ----------------    ----------------    ---------------    ----------------
                                                                                 ($ In Millions)
Less than $10 million...........                 8,729              62%             $   24,601              9%
$10-25 million..................                 2,519              18                  30,657             11
$25-50 million..................                 1,203               9                  33,026             12
Greater than $50 million........                 1,576              11                 187,968             68
                                        ----------------    ----------------    ---------------    ----------------
                                                14,027             100%             $  276,252            100%
                                        ================    ================    ===============    ================


         Geographic Area

         Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 2000, the ten largest U.S. states, as measured by net par amount outstanding, accounted for approximately 41% of Ambac Assurance's total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance's insured exposure as of December 31, 2000.

        Guaranteed Portfolio by Geographic Area as of December 31, 2000


                                                                         Net Par           % of Total Net
                                                                         Amount              Par Amount
       Geographic Area                                                Outstanding           Outstanding
       ---------------------------------------------------------    -----------------    -----------------
       ($ In Millions)
       Domestic:
         California.........................................           $    25,189              9%
         New York...........................................                15,988              6
         Pennsylvania.......................................                14,567              5
         Florida............................................                13,966              5
         Texas..............................................                 9,342              3
         New Jersey.........................................                 8,021              3
         Illinois...........................................                 7,876              3
         Ohio...............................................                 7,156              3
         Massachusetts......................................                 6,489              2
         Michigan...........................................                 5,740              2
         Mortgage and asset-backed..........................                60,336             22
         Other states.......................................                70,300             26
                                                                    -----------------    ----------------
            Total Domestic..................................               244,970             89
                                                                    -----------------    ----------------
       International:
         United Kingdom.....................................                 3,103              1
         Australia..........................................                 1,382              1
         Japan..............................................                 1,167             --
         France.............................................                   765             --
         Mexico.............................................                   608             --
         Internationally diversified........................                20,962              8
         Other international................................                 3,295              1
                                                                    -----------------    ----------------
            Total International.............................                31,282             11
                                                                    -----------------    ----------------
            Grand Total.....................................           $   276,252            100%
                                                                    =================    ================


         Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes structured credit derivatives and other guarantees with multiple locations of risk globally. Many international transactions include components of domestic exposure.

         Single Risk

         Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 2000, Ambac Assurance's net par amount outstanding for its 20 largest credits, totaling $12.9 billion, was approximately 4.7% of Ambac Assurance's total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance's total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies," below.

         Underlying Ratings

         The following table sets forth Ambac Assurance's financial guarantee portfolio by underlying rating prior to being guaranteed by Ambac Assurance, as of December 31, 2000:


                   Insured Portfolio by Underlying Rating /(1)/
                             as of December 31, 2000



                                                                         Net Par           % of Total Net
                                                                          Amount             Par Amount
        Rating                                                         Outstanding           Outstanding
        ---------------------------------------------------------    -----------------    ----------------
        ($ In millions)
        AAA....................................................          $   17,396                6%
        AA.....................................................              40,016               14
        A......................................................             135,860               49
        BBB....................................................              82,432               30
        BIG /(2)/................................................               548               *1
                                                                     -----------------    ----------------
                                                                         $  276,252              100%
                                                                     =================    ================

     * less than

        (1)  Ratings represent Ambac Assurance internal ratings.
        (2) Represents those bonds which have been categorized as "below investment grade" by Ambac Assurance.

Losses and Reserves

         Although there have been certain monetary defaults in bond issues of substantial amounts, the incidence of monetary default on municipal bonds has historically been infrequent. Based upon data reported by the Association of Financial Guaranty Insurors, the percentage of insured municipal bonds experiencing monetary defaults in recent years is low relative to the entire municipal market. The relatively low incidence of municipal bond defaults may be partially the result of safeguards developed over the years since the Great Depression of the 1930's, when a great number of municipal defaults occurred. Such safeguards include the imposition of issuer debt limits, greater supervision by state governments of local debt administration, and more thorough credit reviews by investment firms, rating agencies and institutional investors. While these safeguards address many of the causes of earlier defaults, they may be inadequate to prevent an increased level of defaults in the future caused by presently unforeseen economic and other factors.

         Ambac Assurance's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential unidentified losses inherent in the portfolio, as well as losses that may arise from guaranteed obligations which are currently or imminently in monetary default. The active credit reserve ("ACR") represents an estimate of unidentified losses from our guaranteed obligations. As of December 31, 2000, Ambac Assurance's ACR was $100.3 million. When a monetary default occurs or is imminent with respect to a particular guaranteed obligation, a case basis reserve is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults, Ambac Assurance makes its assessment based on the full term of the guaranteed obligation. All or part of the case basis reserve may be allocated from available ACR. Ambac Assurance's net case basis reserves totaled $31.0 million at December 31, 2000.

         The most recent three-year history of Ambac Assurance's loss reserves, and losses and loss adjustment expenses incurred and paid, is detailed in the table below:

                 Reserve for Losses and Loss Adjustment Expenses


                                                                                   Years Ended December 31,
                                                                           ------------------------------------------
                                                                               2000          1999           1998
                                                                           -------------  ------------  -------------
($ In Thousands)
Reserve for losses and loss adjustment expenses at January 1,.............   $121,475      $115,794       $103,345
Less: reinsurance recoverable.............................................        500         3,638          4,219
                                                                           -------------  ------------  -----------

Net reserve for losses and loss adjustment expenses at January 1,.........    120,975       112,156         99,126
Losses and loss adjustment expenses incurred..............................     15,000        11,000          6,000
Losses and loss adjustment expenses paid (net of salvage received)........     (4,621)       (2,181)         7,030
                                                                           ----------     ---------     -----------

Net reserve for losses and loss adjustment expenses at December 31,.......    131,354       120,975        112,156
Plus: reinsurance recoverable.............................................      1,091           500          3,638
                                                                           ----------     ---------     -----------
Reserve for losses and loss adjustment expenses at December 31, ..........   $132,445      $121,475       $115,794
                                                                           ==========     =========     ===========

         Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See Note 2 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

Competition

         The financial guarantee business is highly competitive. Ambac Assurance's principal competitors in the market for financial guarantees are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company ("FGIC"), Financial Security Assurance Inc. ("FSA") and MBIA. In addition, banks, multiline insurers and reinsurers, and lower rated financial guarantee insurance companies represent additional participants in the broader market. The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

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

         Ambac Assurance has facultative reinsurance agreements with certain high quality reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Under these agreements, portions of Ambac Assurance's interests and liabilities are ceded on an issue-by-issue basis. A ceding commission is withheld to defray Ambac Assurance's underwriting expenses. In addition, Ambac Assurance and MBIA have entered into facultative reinsurance agreements whereby each company may reinsure the other on international risks guaranteed.

         As of December 31, 2000, Ambac Assurance had retained approximately 87% of its gross financial guarantees in force of $480.6 billion and had ceded approximately 13% to its reinsurers. See Note 12 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

         As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance's current primary reinsurers are Ace Guaranty Re, American Re, AXA Re Finance, Enhance Reinsurance Company, and MBIA.

Rating Agencies

         Moody's, S&P, Fitch and R&I periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies' reviews focus on the guarantor's underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance's triple-A ratings. A rating by Moody's, S&P, Fitch or R&I, however, is not a "market rating" or a recommendation to buy, hold or sell any security. Ambac Assurance's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

         General Law

         Ambac Assurance is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the territory of Guam. Ambac U.K., Ambac Assurance's wholly owned subsidiary, is licensed to transact insurance in the United Kingdom. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. Ambac U.K. is subject to the insurance laws and regulations of the United Kingdom. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") and other state insurance regulatory authorities. See Note 9 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

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

         Pursuant to these laws, FMR Corp. obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of the Company's outstanding stock. As of December 31, 2000 their percentage of ownership was approximately 12.0%. In their request for approval from the Wisconsin Commissioner, FMR Corp. disclaimed any present intention to exercise control over the Company or Ambac Assurance or to control or attempt to control the management or operations of the Company or Ambac Assurance.

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

         During 2000, 1999 and 1998, Ambac Assurance paid to the Company cash dividends on its common stock totaling $59.8 million, $52.0 million and $48.0 million, respectively. See Note 9 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

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

         The New York financial guarantee insurance law establishes single risk limits applicable to all obligations issued by a single entity and backed by a single revenue source. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits compare the insured net par outstanding and average annual debt service, net of reinsurance and collateral, for a single risk to the insurer's qualified statutory capital, which is defined as the sum of the insurer's policyholders' surplus and contingency reserves. As of December 31, 2000 and 1999, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

         The Company's Financial Services Segment provides financial and investment products including investment agreements, interest rate swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

         Financial services revenues are primarily derived from: (i) net investment income; (ii) net swap revenues; (iii) fund management and advisory revenues; and (iv) net realized gains and losses on sales of securities. Excluding transactions with affiliates, total revenues were $53.6 million, $48.5 million and $32.4 million in 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis" and Note 18 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.

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

         The principal competitive factors among providers of investment advisory and cash management services are: (i) pricing of services; (ii) investment returns; (iii) the ability to provide services tailored to customers' needs; and (iv) the quality of service provided to customers. With respect to each of these competitive factors, the Company believes that Cadre and Cadre Securities are on equal footing with each of their principal competitors.

         Investment Agreements

         The principal purpose of ACFI is providing investment agreements, including investment repurchase agreements, primarily to municipalities and their authorities. Investment agreements are primarily used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance's financial guarantee policy, which guarantees its payment obligations.

         ACFI manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See "Management's Discussion and Analysis -- Risk Management" in the Company's 2000 Annual Report. ACFI is managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedule of the investment agreement liabilities in order to minimize market and liquidity risk.

         A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the municipal investment agreements that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Based upon management's projections, ACFI maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

         The following table sets forth the net payments due under ACFI's settled investment agreements in each of the next five years ending December 31, and the period thereafter, based on expected call dates:

Investment Agreements Obligations

         ($ In Thousands)                                                                 Principal Amount /(1)/
         --------------------------------------------------------------------------------------------------------
         2001..........................................................................           $   1,977,961
         2002..........................................................................                 818,230
         2003..........................................................................                 188,266
         2004..........................................................................                 112,358
         2005..........................................................................                  34,313
         All later years...............................................................               1,059,889
                                                                                          -----------------------
                                                                                                  $   4,191,017
                                                                                          =======================

         (1) As of December 31, 2000, the interest rates on these agreements ranged from 4.0% to 8.1%.

         ACFI may use interest rate swap contracts in the normal course of business for hedging purposes as part of its overall cash flow risk management. Some of its interest rate swap agreements have been entered into with its affiliate, AFSLP.

         Interest rate swap contracts are agreements where ACFI agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount.

         Interest Rate Swaps

         AFSLP provides interest rate swaps primarily to states, municipalities and their authorities, and other entities in connection with their financings. In addition, AFSLP also provides interest rate swaps to certain affiliates. AFSLP is subject to changes in the relationship between tax-exempt and taxable interest rates, referred to as "basis risk." If actual or projected tax-exempt interest rates change in relation to taxable rates, AFSLP may experience a mark-to-market gain or loss. Since late 1995, most municipal interest rate swaps transacted by AFSLP contain provisions that are designed to protect the Company against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by AFSLP are guaranteed by Ambac Assurance through policies that guarantee the obligations of AFSLP and its counterparties.

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

         In addition to basis risk, AFSLP manages a variety of other risks inherent in its business, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See "Management's Discussion and Analysis -- Risk Management" in the Company's 2000 Annual Report to Stockholders.

         Investment Advisory and Cash Management

         Cadre is registered as an investment adviser with the SEC. As a registered adviser, Cadre is subject to regulation in certain aspects of its business, particularly with respect to investment advisory services provided to investment companies and clients. Cadre provides investment advisory and administrative services to money market funds that are primarily offered to qualified participants, including school districts, health care service providers and municipalities.

         Cadre Securities' principal business is the distribution of money market funds to the education, health care and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. It also serves as placement agent and dealer for securities issued by its affiliates in private placement transactions. Cadre Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Cadre Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital ("net capital ratio") shall not exceed 15 to 1. At December 31, 2000, Cadre Securities had net capital of approximately $1.2 million, which was $1.1 million in excess of its required net capital of $100 thousand. The net capital ratio was 1.1 to 1.

         At December 31, 2000, Cadre and Cadre Securities provided services to approximately 2,700 clients with approximately $7.1 billion in assets.

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

Investments and Investment Policy

         As of December 31, 2000, the consolidated investments of the Company had an aggregate fair value of approximately $8.3 billion and an aggregate amortized cost of approximately $8.2 billion. These investments are managed internally by officers of the Company, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

         Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of "Accumulated Other Comprehensive Income (Loss)", in stockholders' equity, net of tax.

         As of December 31, 2000, Ambac Assurance's investment portfolio had an aggregate fair value of approximately $4.3 billion and an aggregate amortized cost of approximately $4.2 billion. Ambac Assurance's investment policy is designed to achieve diversification of its portfolio and only permits investment in investment grade fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance's desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance's Board of Directors approves each specific investment transaction of Ambac Assurance. See "Insurance Regulatory Matters - General Law," above.

         As of December 31, 2000, ACFI's investment portfolio had an aggregate fair value of approximately $4.0 billion and an aggregate amortized cost of approximately $4.0 billion. ACFI's investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see "Investment Agreements," above.

         The following tables provide certain information concerning the investments of the Company:

                            Investments by Rating /(1)/
                             as of December 31, 2000

                                                                                                     % of Investment
Rating                                                                                                  Portfolio
-------------------------------------------------------------------------------------------------    -----------------
AAA /(2)/.........................................................................................                74%
AA..............................................................................................                  14
A...............................................................................................                   9
BBB.............................................................................................                   1
BIG.............................................................................................                  *1
Not Rated.......................................................................................                   2
                                                                                                     -----------------
                                                                                                                 100%
                                                                                                     =================

(1) Ratings represent S&P classifications. If unavailable, Moody's rating is used.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 24% of the total investment portfolio.

*   Less Than


                             Summary of Investments
                               As of December 31,

                                        --------------------------------------------------------------------------------------------
                                                      2000                         1999                              1998
                                        ------------------------------  -----------------------------  -----------------------------
                                                       Weighted                       Weighted                       Weighted
                                          Carrying      Average           Carrying     Average            Carrying    Average
Investment Category                        Value       Yield /(1)/(2)/     Value      Yield /(1)/(2)/      Value     Yield /(1)/(2)/
-----------------------------------------------------  ---------------  -----------  ----------------  ----------    ---------------
($ In Thousands)
Long-term investments:
  Taxable bonds.......................    $4,945,457        6.62%        $6,001,199        6.28%         $6,082,903        6.61%
  Tax-exempt bonds....................     3,119,044        5.77          2,737,272        5.78           2,539,379        6.13
                                        -------------                  -------------                   -------------
     Total long-term investments......     8,064,501        6.29          8,738,471        6.13           8,622,282        6.47
Short-term investments /(3)/:                253,519        6.30            220,896        5.56             119,528        5.69
                                        -------------                  -------------                   -------------
     Total investments................    $8,318,020        6.30%        $8,959,367        6.11%         $8,741,810        6.45%
                                        =============                  =============                   =============


(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $283.0 million, $299.5 million and $263.6 million in 2000, 1999 and 1998, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) Includes taxable and tax-exempt investments.

                                           Investments by Security Type
                                                As of December 31,

                                       ----------------------------------------------------------------------------------
                                                 2000                         1999                       1998
                                       ---------------------------   ------------------------   -------------------------
                                                        Weighted                   Weighted                   Weighted
                                         Carrying       Average       Carrying      Average      Carrying     Average
Investment Category                       Value      Yield/(1) (2)/    Value    Yield/(1) (2)/   Value      Yield/(1) (2)/
---------------------------------------------------- --------------  ----------  ------------   ----------  -------------
($ In Thousands)
Municipal obligations/(4/)............  $3,414,964        5.85%      $2,962,939        5.80%    $2,801,324       6.19%
Corporate securities.................      980,746        7.47          989,460        7.11      1,413,662       7.34
Foreign government obligations.......       35,370        6.08           19,044        6.22         21,765       4.16
U.S. government obligations..........       72,709        6.08           62,479        6.10        122,896       5.80
Mortgage and asset-backed securities
(includes U.S. government
agency obligations)/(3)/..............   3,560,712        6.39        4,704,549        6.08      4,262,635       6.36
                                       -----------                  -----------                -----------
   Total long-term investments.......    8,064,501        6.29        8,738,471        6.13      8,622,282       6.47
Short-term investments/(4)/..........      253,519        6.30          220,896        5.56        119,528       5.69
                                       -----------                  -----------                -----------
   Total investments.................   $8,318,020        6.30%      $8,959,367        6.11%    $8,741,810        6.45%
                                       ===========                  ===========                ===========

(1) Yields presented include assets held in the IA Business portfolio. Interest expense on related investment agreements was $283.0 million, $299.5 million and $263.6 million in 2000, 1999 and 1998, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.


                    Distribution of Investments by Maturity
                            as of December 31, 2000

                                           Amortized    Estimated
Maturity                                      Cost      Fair Value
----------------------------------------  -----------  -----------
($ In Thousands)
Due in one year or less (1) ............   $  383,124   $  384,392
Due after one year through five years ..      388,782      399,150
Due after five years through ten years .      381,101      394,283
Due after ten years ....................    3,528,569    3,579,483
                                          -----------  -----------
                                            4,681,576    4,757,308
Mortgage and asset-backed securities/(2)/   3,553,794    3,560,712
                                          -----------  -----------
Total investments ......................   $8,235,370   $8,318,020
                                          ===========  ===========

(1) Includes securities with a fair value of $130.9 million, which are classified as long-term investments in the tables above but which mature within one year.
(2) The actual maturity dates of mortgage and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that the Company will be unable to replace such investments with securities of comparable yield.

         For further discussion, see Note 4 of Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders.


         Employees

               As of December 31, 2000, the Company and its subsidiaries had 364 employees. None of the employees is covered by collective bargaining agreements. The Company considers its employee relations to be satisfactory.

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

       Ambac UK maintains its principal offices at Hasilwood House, 60 Bishopsgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006.

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

Item 4.  Submission of Matters to a Vote of Security-Holders.

       There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

       Information relating to the principal market on which the Company's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on page 56 of the Company's 2000 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 14, 2001, there were 75 stockholders of record of the Company's Common Stock, which is listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

       Selected financial data for the Company and its subsidiaries for each of the last five fiscal years is set forth under the captions "Financial Highlights" and "Five Year Performance" on page 6, and pages 12 and 13, respectively, of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 35 through 54 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 25 through 33 of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 35 through 54 of such Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

       Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 31 to 33 of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 35 to 54 of such Annual Report.

Item 8.  Financial Statements and Supplementary Data.

       The 2000 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 34 through 54 of the Company's 2000 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant.

       Information relating to the Company's directors and executive officers is set forth on pages 7, 12, 13, 28 and 29 of the Company's 2001 Proxy Statement and such information is incorporated herein by reference.

Item 11.  Executive Compensation.

       Information relating to compensation of the Company's directors and executive officers is set forth on pages 9 and 10 and on pages 14 to 21 of the Company's 2001 Proxy Statement and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

       Information relating to security ownership of certain beneficial owners and management is set forth on pages 5 to 7 of the Company's 2001 Proxy Statement and such information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

       None.

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       (a)    Documents filed as a part of this report:

       1.     Financial Statements
              --------------------

             The following consolidated financial statements included in the 2000 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                                           Page Number
                                                                                         In Annual Report
                                                                                        ------------------
             Independent Auditors' Report.........................................               34

             Consolidated Balance Sheets as of December 31,
             2000 and 1999........................................................               35

             Consolidated Statements of Operations for each of
             The years ended December 31, 2000, 1999 and 1998 ....................               36

             Consolidated  Statements  of  Stockholders'  Equity  for each of
             the years ended December 31, 2000, 1999 and 1998.....................               37

             Consolidated Statements of Cash Flows for each of
             The years ended December 31, 2000, 1999 and 1998.....................               38

             Notes to Consolidated Financial Statements...........................             39-54

       2.     Financial Statement Schedules
              -----------------------------

             The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:
                Independent Auditors' Report                                                  (Page S-1)

             Schedule I      --     Summary of Investments  Other Than  Investments           (Page S-2)
                                    in Related Parties

             Schedule II     --     Condensed  Financial  Information of Registrant           (Pages S-3
                                    (Parent Company Only)                                      to S-7)

             Schedule IV     --     Reinsurance                                               (Page S-8)

         3.   Exhibits
              --------

         The following items are annexed as exhibits:

Exhibit Number                    Description
--------------                    -----------

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

        4.04 Indenture, dated as of March 15, 2001, between the Company and First Union National Bank, Trustee. (Filed as Exhibit
                     4.01 to the Company's Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

        4.05 Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group, Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated February 27, 1996 and incorporated herein by reference.)

        4.06         Form of 9.38% Debenture due August 1, 2011. (Filed as
                     Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

        4.07        Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit
                    4.06 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

        4.08        Form of 7.08% Debenture due March 31, 2098. (Filed as
                    Exhibit 5.3 to the Company's Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference.)

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

       10.06* Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000. (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.)

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


_____________________________
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                 ---------

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


_____________________________
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                 ---------

       10.18 Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

       10.19 Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

       10.20 Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit
                    10.02 to the Company's Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

       10.21 Conformed copy of U.S. $150,000,000 Credit Agreement, dated as of August 3, 1998 (the "BNS Credit Agreement") among the Company and Ambac Assurance Corporation as the Borrowers, Certain Commercial Lending Institutions as the Lenders, Citibank, N.A., as the Documentation Agent, First National Bank of Chicago, as the Co-Agent, and The Bank of Nova Scotia, acting through its New York Agency, as the Arranger and the Administrative Agent. (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998 and incorporated herein by reference.)

       10.22 First Amendment to the BNS Agreement dated August 3, 1999 (Filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference.)


       10.23        Second Amendment to the BNS Agreement dated as of August 3,
                    2000.


       10.24 $800,000,000 Amended and Restated Credit Agreement, dated December 2, 2000 between Ambac Assurance Corporation, various banks, Bank of America, N.A. and Deutsche Bank AG (New York Branch), as Co-Syndication Agents and the Bank of New York as Administrative Agent.

       10.25 First Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 9, 2000 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders") and The Bank of New York, as Agent for the Lenders. (Filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.)

       12.01        Statement re computation of ratios.

       13.01 Annual Report to Stockholders for the fiscal year ended December 31, 2000. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

       21.01        List of Subsidiaries of Ambac Financial Group, Inc.

       24.01        Power of Attorney from Phillip B. Lassiter.

       24.02        Power of Attorney from Michael A. Callen.

       24.03        Power of Attorney from Renso L. Caporali.

       24.04        Power of Attorney from Jill M. Considine.

       24.05        Power of Attorney from Richard Dulude.

       24.06        Power of Attorney from C. Robert J. Genader.

       24.07        Power of Attorney from W. Grant Gregory.

       24.08        Power of Attorney from C. Roderick O'Neil.

       99.01 Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors' report thereon) as of December 31, 2000 and 1999.

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed during the fourth quarter of
                                  --------
2000. However, on January 24, 2001, the Company filed a Current Report on Form
                                                                          ----
8-K with its January 24, 2001 press release containing unaudited financial
---
information and accompanying discussion for the three months ended December 31, 2000 and the year ended December 31, 2000. On March 19, 2001, the Company filed a Current Report on Form 8-K containing consolidated financial statements (with
                    --------
independent auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 2000 and 1999.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     AMBAC FINANCIAL GROUP, INC.
                                     (Registrant)

Dated: March 28, 2001                By: /s/ Frank J. Bivona
                                        --------------------------
                                     ________________________
                                     Name:  Frank J. Bivona
                                     Title: Vice Chairman  and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                                         Date
---------                          ---------                                     --------
Phillip B. Lassiter*               Chairman                                      March 28, 2001
------------------------------
Phillip B. Lassiter                and Chief Executive Officer
                                   and Director (Principal Executive Officer)

/s/ Frank J. Bivona                Vice Chairman, and                            March 28, 2001
------------------------------
Frank J. Bivona                    Chief Financial Officer (Principal Financial
                                   and Accounting Officer)

Michael A. Callen*                 Director                                      March 28, 2001
------------------------------
Michael A. Callen

Renso L. Caporali*                 Director                                      March 28, 2001
------------------------------
Renso L. Caporali

Jill M. Considine*                 Director                                      March 28, 2001
------------------------------
Jill M. Considine

Richard Dulude*                    Director                                      March 28, 2001
------------------------------
Richard Dulude

Robert J. Genader*                 Director                                      March 28, 2001
------------------------------
Robert J. Genader

W. Grant Gregory*                  Director                                      March 28, 2001
------------------------------
W. Grant Gregory

C. Roderick O'Neil*                Director                                      March 28, 2001
------------------------------
C. Roderick O'Neil

________________
* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                                 By: /s/ Frank J. Bivona
                                                    --------------------------
                                                     Frank J. Bivona
                                                     Attorney-in-fact

             INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT

The Board of Directors
Ambac Financial Group, Inc.:


The audits referred to in our report dated January 22, 2001, included the related financial statement schedules as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000, included in this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (Nos. 333-43695 and 333-57206) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and 333-
52449) on Form S-8 of Ambac Financial Group, Inc.


/s/ KPMG LLP
KPMG LLP
New York, New York
March 28, 2001

                 AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      SCHEDULE I - SUMMARY OF INVESTMENTS
                   Other Than Investments in Related Parties
                               December 31, 2000
                         (Dollar Amounts in Thousands)

                                                                                                       Amount at which
                                                                                                        shown in the
                                                                  Amortized          Estimated          balance sheet
Type of Investment                                                   Cost            Fair Value
-------------------------------------------------------------  -----------------  -----------------  ------------------
U.S. government obligations............................        $       69,349     $      72,709      $        72,709
Municipal obligations..................................             3,295,256         3,414,964            3,414,964
Mortgage- and asset-backed securities (includes U.S.
government agency obligations).........................             3,553,794         3,560,712            3,560,712
Corporate obligations..................................             1,027,211           980,746              980,746
Foreign government obligations.........................                36,241            35,370               35,370
Other..................................................               253,519           253,519              253,519
                                                               --------------     -------------      ---------------
         Total investments.............................        $    8,235,370     $   8,318,020      $     8,318,020
                                                               ==============     =============      ===============

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                           Condensed Balance Sheets
                          December 31, 2000 and 1999
                (Dollar Amounts in Thousands Except Share Data)


                                                                                           2000                    1999
                                                                                       -----------             -----------
                                ASSETS

Assets:

   Cash.........................................................................       $       288             $         3
   Investments in subsidiaries..................................................         2,985,901               2,422,278
   Fixed income securities, at fair value
     (amortized cost of $7,245 in 2000 and $6,169 in 1999)......................             7,038                   5,695
   Short-term investments, at cost (approximates fair value)....................            34,483                  12,323
   Other investments............................................................             4,980                   3,074
   Current income taxes receivable..............................................             3,412                   1,913
   Deferred income taxes receivable.............................................            17,923                  17,516
   Other assets.................................................................             9,609                  17,650
                                                                                       -----------             -----------
     Total assets...............................................................       $ 3,063,634             $ 2,480,452
                                                                                       ===========             ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

   Debentures...................................................................       $   424,061             $   423,995
   Accrued interest payable.....................................................            10,348                   6,797
   Other liabilities............................................................            33,111                  31,210
                                                                                       -----------             -----------
     Total liabilities..........................................................           467,520                 462,002
                                                                                       -----------             -----------

Stockholders' equity:

Preferred stock, par value $0.01 per share; authorized shares -
   4,000,000; issued and outstanding shares - none..............................                --                      --
Common Stock, par value $0.01 per share; authorized shares -
   200,000,000 at December 31, 2000 and 1999; issued shares -
   106,020,537 at December 31, 2000 and 70,680,384 at December
   31, 1999.....................................................................             1,060                     707
Additional paid-in capital......................................................           533,558                 525,012
Accumulated other comprehensive income (loss)...................................            45,154                (187,540)
Retained earnings...............................................................         2,035,209               1,713,446
Common Stock held in treasury at cost, 469,932 shares at December 31,
   2000 and 722,592 at December 31, 1999........................................           (18,867)                (33,175)
                                                                                       -----------             -----------
     Total stockholders' equity.................................................         2,596,114               2,018,450
                                                                                       -----------             -----------
     Total liabilities and stockholders' equity.................................       $ 3,063,634             $ 2,480,452
                                                                                       ===========             ===========

                           AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      Condensed Statements of Operations

                        Three Years Ended December 31,
                         (Dollar Amounts in Thousands)

                                                                   2000                 1999                1998
                                                              ----------------    -----------------   -----------------
Revenues:

     Dividend income.................................            $     63,800        $     52,000        $     48,000
     Interest and other income.......................                   2,359              10,567              14,336
     Net realized gains..............................                       8                 797               2,507
                                                              ----------------    -----------------   -----------------

      Total revenues.................................                  66,167              63,364              64,843
                                                              ----------------    -----------------   -----------------

Expenses:

     Interest expense................................                  33,450              33,470              29,722
     Operating expenses..............................                   6,669               6,506               6,815
                                                              ----------------    -----------------   -----------------

      Total expenses.................................                  40,119              39,976              36,537
                                                              ----------------    -----------------   -----------------

Income before income taxes and equity in
      undistributed net income of subsidiaries.......                  26,048              23,388              28,306
Federal income tax benefit...........................                 (18,088)            (10,260)             (6,274)
                                                              ----------------    -----------------   -----------------

Income before equity in undistributed net income of
      subsidiaries...................................                  44,136              33,648              34,580
Equity in undistributed net income of subsidiaries...                 322,036             274,269             219,414
                                                              ----------------    -----------------   -----------------

Net income...........................................                 366,172             307,917             253,994
                                                              ================    =================   =================

                                                    AMBAC FINANCIAL GROUP, INC.
                                           SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                                                OF REGISTRANT (PARENT COMPANY ONLY)
                                           Condensed Statements of Stockholders' Equity
                                                  Three Years Ended December 31,
                                                   (Dollar Amounts in Thousands)

                                                           2000                        1999                         1998
                                                 -------------------------   -------------------------   ---------------------------
Retained Earnings:
  Balance at January 1                           $ 1,713,446                 $ 1,449,832                 $ 1,262,740
  Net income                                         366,172    $ 366,172        307,917    $ 307,917        253,994     $  253,994
                                                                ----------                  ----------                   -----------
  Dividends declared - common stock                  (32,213)                    (29,366)                    (26,571)
  Exercise of stock options                          (12,196)                    (14,937)                    (40,331)
                                                 ------------                ------------                ------------
  Balance at December 31                         $ 2,035,209                 $ 1,713,446                 $ 1,449,832
                                                 ------------                ------------                ------------

Accumulated Other Comprehensive Income
 (Loss):
  Balance at January 1                           $  (187,540)                  $ 159,313                 $   135,223
  Unrealized gains (losses) on securities,
  $373,291, ($552,645), and $36,476, pre-tax,
  in 2000, 1999 and 1998, respectively)/(1)/                      234,178                    (346,211)                       23,889
  Foreign currency gain                                            (1,484)                       (642)                          201
                                                                ----------                  ----------                   -----------
  Other comprehensive income (loss)                  232,694      232,694       (346,853)    (346,853)        24,090         24,090
                                                 -------------------------   -------------------------   ---------------------------

  Total comprehensive income (loss)                             $ 598,866                   $ (38,936)                   $  278,084
                                                                ==========                  ==========                   ===========
  Balance at December 31                         $    45,154                 $  (187,540)                $   159,313
                                                 ------------                ------------                ------------

Preferred Stock:
  Balance at January 1 and December 31           $        --                 $        --                 $        --
                                                 ------------                ------------                ------------

Common Stock:
  Balance at January 1                           $       707                 $       707                 $       707
  Stock split effected as dividend                       353                          --                          --
                                                 ------------                ------------                ------------
  Balance at December 31                         $     1,060                 $       707                 $       707
                                                 ------------                ------------                ------------

Additional Paid-in Capital:
  Balance at January 1                           $   525,012                 $   519,305                 $   500,107
  Exercise of stock options                            8,899                       5,707                      19,198
  Stock split effected as dividend                      (353)                         --                          --
                                                 ------------                ------------                ------------
  Balance at December 31                         $   533,558                 $   525,012                 $   519,305
                                                 ------------                ------------                ------------

Common Stock Held in Treasury at Cost:
  Balance at January 1                           $   (33,175)                $   (33,067)                $   (26,295)
  Cost of shares acquired                            (23,618)                    (17,626)                    (52,738)
  Shares issued under equity plans                    37,926                      17,518                      45,966
                                                 ------------                ------------                ------------
  Balance at December 31                         $   (18,867)                $   (33,175)                $   (33,067)
                                                 ------------                ------------                ------------

    Total Stockholders' Equity at December 31    $ 2,596,114                 $ 2,018,450                 $ 2,096,090
                                                 ============                ============                ============

  /(1)/ Disclosure of reclassification amount:                                    2000        1999      1999
                                                                             ---------------------------------
    Unrealized holding gains (losses) arising during period                   $230,985   $(351,412)  $34,526
    Less: reclassification adjustment for net gains (losses) included
    in net income                                                               (3,193)     (5,201)   10,637
                                                                             ---------------------------------
    Net unrealized gains (losses) on securities                               $234,178   $(346,211)  $23,889
                                                                             =================================

                          AMBAC FINANCIAL GROUP, INC.
                 SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                      OF REGISTRANT (PARENT COMPANY ONLY)
                      Condensed Statements of Cash Flows
                        Three Years Ended December 31,
                         (Dollar Amounts in Thousands)

                                                                    2000                 1999                1998
                                                              ----------------    -----------------   -----------------
Cash flows from operating activities:
     Net income......................................            $   366,172         $   307,917         $   253,994
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Equity in undistributed net income of
      Subsidiaries...................................               (322,036)           (274,269)           (219,414)
     Gain on sale of investments.....................                     (8)               (797)             (2,507)
     (Increase) decrease in current income
      taxes receivable...............................                 (1,499)             (2,942)              5,605
     Decrease (increase) in other assets.............                  8,041               5,936             (13,710)
     Other, net......................................                 (6,853)             (5,188)            (16,843)
                                                              ----------------    -----------------   -----------------

      Net cash provided by operating activities......                 43,817              30,657               7,125
                                                              ----------------    -----------------   -----------------

Cash flows from investing activities:
     Proceeds from sales of bonds....................                     --              16,627              69,097
     Proceeds from maturities of bonds...............                    542                  --                  --
     Purchases of bonds..............................                 (1,615)            (22,625)           (206,430)
     Change in short-term investments................                (22,160)             11,821             (10,552)
     Other, net                                                       (1,894)             (1,544)             (1,489)
                                                              ----------------    -----------------   -----------------
      Net cash  (used in) provided by investing
        activities...................................                (25,127)              4,279            (149,374)
                                                              ----------------    -----------------   -----------------

Cash flows from financing activities:
     Dividends paid..................................                (32,213)            (29,366)            (26,571)
     Proceeds from issuance of debentures............                     --                  --             193,700
     Purchases of treasury stock.....................                (23,618)            (17,626)            (52,738)
     Proceeds from sale of treasury stock............                 37,926              17,518              45,966
     Contribution to subsidiaries....................                   (500)             (5,575)            (18,000)
                                                              ----------------    -----------------   -----------------
      Net cash (used in) provided by financing
        activities...................................                (18,405)            (35,049)            142,357
                                                              ----------------    -----------------   -----------------

Net cash flow........................................                    285                (113)                108
     Cash at January 1...............................                      3                 116                   8
                                                              ----------------    -----------------   -----------------

     Cash at December 31.............................            $       288         $         3         $       116
                                                              ================    =================   =================

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
      Income taxes...................................            $    75,000         $    37,000         $    60,000
                                                              ================    =================   =================

      Interest expense on debt.......................            $    33,848         $    33,848         $    30,072
                                                              =================   =================   =================

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

                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                     Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2000, 1999 and 1998, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                          (Dollar Amounts in Thousands)

                                                          Ceded to      Assumed from                   Percentage of
                                            Gross          Other           Other                           Amount
     Insurance Premiums Written            Amount        Companies       Companies       Net Amount    Assumed to Net
-------------------------------------- --------------- --------------- --------------- --------------- ---------------
Year ended December 31, 1998.........   $   333,652     $    49,563     $    27,359     $   311,448          8.78 %
Year ended December 31, 1999.........   $   420,669     $    61,845     $    24,573     $   383,397          6.41 %
Year ended December 31, 2000.........   $   440,111     $    80,789     $    42,971     $   402,293         10.68 %

                                INDEX TO EXHIBITS

         Exhibit Number    Description
         --------------    -----------

             10.23 Second Amendment to the BNS Agreement dated as of August 3, 2000.

             10.24 $800,000,000 Amended and Restated Credit Agreement, dated December 2, 2000 between Ambac Assurance Corporation, various banks, Bank of America, N.A. and Deutsche Bank AG (New York Branch), as Co-Syndication Agents and the Bank of New York as Administrative Agent.

             12.01         Statement re computation of ratios.

             13.01 Annual Report to Stockholders for the fiscal year ended December 31, 2000. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

             21.01         List of Subsidiaries of Ambac Financial Group, Inc.

             24.01         Power of Attorney from Phillip B. Lassiter.

             24.02         Power of Attorney from Michael A. Callen.

             24.03         Power of Attorney from Renso L. Caporali.

             24.04         Power of Attorney from Jill M. Considine.

             24.05         Power of Attorney from Richard Dulude.

             24.06         Power of Attorney from Robert J. Genader.

             24.07         Power of Attorney from W. Grant Gregory.

             24.08         Power of Attorney from C. Roderick O'Neil.

             99.01 Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors' report thereon) as of December 31, 2000 and 1999.