Form 10-Q
period 2001-03-31
AMBAC FINANCIAL GROUP INC
filed 2001-05-15
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2001

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


        As of May 3, 2001, 105,786,161 shares of Common Stock, par value $0.01 per share, (net of 234,376 treasury shares) of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                                                 PAGE
                                                                                                                 ----

PART I       FINANCIAL INFORMATION

Item 1.         Consolidated Unaudited Financial Statements
                Consolidated Balance Sheets - March 31, 2001
                And December 31, 2000.....................................................................          3

                Consolidated Statements of Operations - three months
                ended March 31, 2001 and 2000..............................................................         4

                Consolidated  Statements  of  Stockholders'  Equity - three months ended March 31, 2001 and
                2000.......................................................................................         5

                Consolidated Statements of Cash Flows - three months ended
                March 31, 2001 and 2000...................................................................          6

                Notes to Consolidated Financial Statements................................................          7

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................................................         10

Item 3.         Quantitative and Qualitative Disclosures About
                Market Risk.............................................................................           20

PART II      OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K........................................................           22

SIGNATURES..............................................................................................           23


INDEX TO EXHIBITS.......................................................................................           24

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries




                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2001 and December 31, 2000
                             (Dollars in Thousands)


                                                                                    March 31, 2001              December 31, 2000
                                                                                    --------------              -----------------
                                                                                      (unaudited)
Assets
------


Investments:
       Fixed income securities, at fair value
              (amortized cost of $6,793,514 in 2001 and $6,743,450 in 2000)                  $6,929,072                $6,825,152
       Fixed income  securities pledged as collateral, at fair value
              (amortized cost of $1,173,381 in 2001 and $1,238,401 in 2000)                   1,181,293                 1,239,349
       Short-term investments, at cost (approximates fair value)                                279,021                   253,519
       Other                                                                                      2,625                     5,852
                                                                                ------------------------     ---------------------
              Total investments                                                               8,392,011                 8,323,872

Cash                                                                                             32,493                    20,493
Cash pledged as collateral                                                                        4,975                    24,935
Securities purchased under agreements to resell                                                 235,759                   255,786
Receivable for investment agreements                                                             27,124                     6,663
Receivable for securities sold                                                                      580                     1,926
Investment income due and accrued                                                               101,239                   130,692
Reinsurance recoverable                                                                           1,265                     1,091
Prepaid reinsurance                                                                             238,983                   242,604
Deferred acquisition costs                                                                      160,294                   153,424
Loans                                                                                           703,881                   695,251
Other assets                                                                                    290,996                   263,563
                                                                                ------------------------     ---------------------
              Total assets                                                                  $10,189,600               $10,120,300
                                                                                ========================     =====================

Liabilities and Stockholders' Equity

Liabilities:
       Unearned premiums                                                                     $1,554,199                $1,546,290
       Losses and loss adjustment expense reserve                                               136,728                   132,445
       Ceded reinsurance balances payable                                                         7,318                    10,892
       Obligations under investment and payment agreements                                    3,284,527                 3,509,049
       Obligations under investment repurchase agreements                                     1,425,390                 1,383,882
       Deferred income taxes                                                                    133,854                   106,035
       Current income taxes                                                                      46,260                    25,628
       Debentures                                                                               424,077                   424,061
       Accrued interest payable                                                                  64,512                    90,575
       Other liabilities                                                                        307,140                   291,394
       Payable for securities purchased                                                          77,353                     3,935
                                                                                ------------------------     ---------------------
              Total liabilities                                                               7,461,358                 7,524,186
                                                                                ------------------------     ---------------------

Stockholders' equity:
       Preferred stock                                                                                -                         -
       Common stock                                                                               1,060                     1,060
       Additional paid-in capital                                                               538,071                   533,558
       Accumulated other comprehensive income                                                    82,453                    45,154
       Retained earnings                                                                      2,117,877                 2,035,209
       Common stock held in treasury at cost                                                    (11,219)                  (18,867)
                                                                                ------------------------     ---------------------
              Total stockholders' equity                                                      2,728,242                 2,596,114
                                                                                ------------------------     ---------------------
              Total liabilities and stockholders' equity                                    $10,189,600               $10,120,300
                                                                                ========================     =====================

     See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  For the Periods Ended March 31, 2001 and 2000
                    (Dollars in Thousands Except Share Data)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                  -------------------------------------
                                                                                        2001                2000
                                                                                  -------------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                                                               $109,667             $69,338
     Ceded premiums written                                                                (12,701)            (16,127)
                                                                                  -----------------   -----------------
       Net premiums written                                                                $96,966             $53,211
                                                                                  =================   =================

     Net premiums earned                                                                   $85,116             $71,158
     Net fees and other premiums earned                                                      5,129               2,747
     Net investment income                                                                  64,476              57,631
     Net realized losses                                                                    (4,282)               (490)
  Financial Services:
     Revenue                                                                                14,459              14,442
     Net realized gains (losses)                                                             1,065                (181)
  Other:
     Revenue                                                                                 1,629                 567
                                                                                  -----------------   -----------------

       Total revenues                                                                      167,592             145,874
                                                                                  -----------------   -----------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                                                     4,600               3,249
     Underwriting and operating expenses                                                    16,643              13,478
  Financial Services                                                                         5,631               6,479
  Interest                                                                                   9,483               9,379
  Other                                                                                      1,737               1,195
                                                                                  -----------------   -----------------

       Total expenses                                                                       38,094              33,780
                                                                                  -----------------   -----------------

Income before income taxes                                                                 129,498             112,094
Provision for income taxes                                                                  31,575              26,456
                                                                                  -----------------   -----------------

Income before accounting change                                                             97,923              85,638
Cumulative effect of accounting change
 (net of income taxes of $219)                                                                (408)                  -
                                                                                  -----------------   -----------------

       Net income                                                                          $97,515             $85,638
                                                                                  =================   =================

Net income per share:
       Basic                                                                                 $0.92               $0.82
                                                                                  =================   =================

       Diluted                                                                               $0.90               $0.80
                                                                                  =================   =================

Weighted average number of common shares outstanding:

       Basic                                                                           105,663,065         104,794,053
                                                                                  =================   =================

       Diluted                                                                         108,844,261         106,804,643
                                                                                  =================   =================

See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                  For The Periods Ended March 31, 2001 and 2000
                             (Dollars in Thousands)

                                                                       2001                                      2000
                                                           -------------------------------          ------------------------------
Retained Earnings:
       Balance at January 1                                    $2,035,209                                $1,713,446
       Net income                                                  97,515         $97,515                    85,638        $85,638
                                                                          ----------------                          --------------
       Dividends declared - common stock                           (8,447)                                   (7,698)
       Exercise of stock options                                   (6,400)                                   (2,126)
                                                           ---------------                          ----------------
       Balance at March 31                                     $2,117,877                                $1,789,260
                                                           ---------------                          ----------------

Accumulated Other Comprehensive Income (Loss):
       Balance at January 1                                       $45,154                                 ($187,540)
       Unrealized gains (losses) on securities, $62,862,
         and $100,936, pre-tax in 2001 and 2000,
          respectively(1)                                                          39,262                                   61,621
       Cumulative effect of accounting change                                        (880)
       Loss on derivative transactions                                               (187)
       Foreign currency translation loss                                             (896)                                    (273)
                                                                          ----------------                          --------------
       Other comprehensive income                                  37,299          37,299                    61,348         61,348
                                                           -------------------------------          ------------------------------
       Comprehensive income                                                      $134,814                                 $146,986
                                                                          ================                          ==============
       Balance at March 31                                        $82,453                                 ($126,192)
                                                           ---------------                          ----------------

Preferred Stock:
       Balance at January 1 and March 31                               $-                                        $-
                                                           ---------------                          ----------------

Common Stock:
       Balance at January 1 and March 31                           $1,060                                      $707
                                                           ---------------                          ----------------

Additional Paid-in Capital:
       Balance at January 1                                      $533,558                                  $525,012
       Exercise of stock options                                    4,513                                       313
                                                           ---------------                          ----------------
       Balance at March 31                                       $538,071                                  $525,325
                                                           ---------------                          ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                      ($18,867)                                 ($33,175)
       Cost of shares acquired                                     (6,218)                                   (9,161)
       Shares issued under equity plans                            13,866                                     3,957
                                                           ---------------                          ----------------
       Balance at March 31                                       ($11,219)                                 ($38,379)
                                                           ---------------                          ----------------


Total Stockholders' Equity at December 31                      $2,728,242                                $2,150,721
                                                           ===============                          ================

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period                    $40,007                                   $61,804
Less: reclassification adjustment for net gains
    included in net income                                            745                                       183
                                                           ---------------                          ----------------
Net unrealized gains on securities                                $39,262                                   $61,621
                                                           ===============                          ================


     See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended March 31, 2001 and 2000
                             (Dollars in Thousands)

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                             --------------------------------------
                                                                                                  2001                  2000
                                                                                             ----------------      ----------------

Cash flows from operating activities:
     Net income                                                                                      $97,515               $85,638
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                                       913                   868
     Amortization of bond premium and discount                                                        (4,961)               (2,153)
     Current income taxes                                                                             20,632                 7,796
     Deferred income taxes                                                                             4,931                 7,661
     Deferred acquisition costs                                                                       (6,870)               (3,084)
     Unearned premiums, net                                                                           11,530               (18,027)
     Losses and loss adjustment expenses                                                               4,109                 2,796
     Ceded reinsurance balances payable                                                               (3,574)                   53
     Investment income due and accrued                                                                29,453                20,748
     Accrued interest payable                                                                        (26,063)              (12,763)
     Net realized losses                                                                               3,217                   671
     Interest rate swaps, at market value                                                             (6,302)                   11
     Other, net                                                                                       (9,184)                1,104
                                                                                             ----------------      ----------------
            Net cash provided by operating activities                                                115,346                91,319
                                                                                             ----------------      ----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                                    457,780               228,303
     Proceeds from matured bonds                                                                     578,099               415,504
     Purchases of bonds                                                                             (939,029)             (743,926)
     Change in short-term investments                                                                (25,502)              116,352
     Securities purchased under agreements to resell                                                  20,027               (48,633)
     Loans                                                                                            (8,630)              (17,399)
     Other, net                                                                                       (1,776)               (1,998)
                                                                                             ----------------      ----------------
            Net cash provided by (used in) investing activities                                       80,969               (51,797)
                                                                                             ----------------      ----------------

Cash flows from financing activities:
     Dividends paid                                                                                   (8,448)               (7,698)
     Proceeds from issuance of investment agreements                                                 413,366               607,030
     Payments for investment agreement draws                                                        (625,471)             (618,077)
     Payment agreements                                                                                8,630                17,399
     Proceeds from sale of treasury stock                                                             13,866                 3,957
     Purchases of treasury stock                                                                      (6,218)               (9,161)
                                                                                             ----------------      ----------------
            Net cash used in financing activities                                                   (204,275)               (6,550)
                                                                                             ----------------      ----------------

Net cash flow                                                                                         (7,960)               32,972
Cash and cash pledged as collateral at January 1                                                      45,428                13,588
                                                                                             ----------------      ----------------
     Cash and cash pledged as collateral at March 31                                                 $37,468               $46,560
                                                                                             ================      ================

Supplemental disclosures of cash flow information:                                                         -
     Cash paid during the period for:
            Income taxes                                                                              $1,500               $10,700
                                                                                             ================      ================
            Interest expense on debt                                                                 $11,407               $11,562
                                                                                             ================      ================
            Interest expense on investment agreements                                                $53,804               $71,964
                                                                                             ================      ================


     See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
(Dollars in thousands)



(1)  Basis of Presentation

     Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose affiliates provide financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac's principal operating subsidiary, Ambac Assurance Corporation, a leading provider of financial guarantees for municipal and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Services, Fitch, Inc., and Rating and Investment Information, Inc. Ambac's Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, healthcare organizations and asset-backed issuers.

     Ambac's consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in Ambac's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 28, 2001.

     The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior period's amounts to conform to the current period's presentation.

(2)  Segment Information

     Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantees (including structured credit derivatives) for municipal and structured finance obligations; and (2) financial services, which provides investment agreements, interest rate swaps, funding conduits, and investment advisory and cash management services.

(Dollars in thousands)



     Ambac's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

     The following tables summarize the financial information by reportable segment as of and for the three-month period ended March 31, 2001 and 2000:

                                          Financial        Financial          Corporate       Intersegment
Three months ended March 31,              Guarantee         Services          And Other       Eliminations         Consolidated
                                     -----------------  ---------------   ---------------  -----------------   -------------------
2001:
    Revenues:
        Unaffiliated customers.......       $  150,439       $   15,524         $   1,629          $       -           $   167,592
        Intersegment.................              529             (972)           18,000            (17,557)                    -
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Total revenues...................       $  150,968       $   14,552         $  19,629           ($17,557)          $   167,592
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Income before income taxes:
        Unaffiliated customers.......       $  129,196       $    9,893           ($9,591)         $       -           $   129,498
        Intersegment.................            1,096             (881)           17,653            (17,868)                    -
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Total income before income taxes.       $  130,292       $    9,012         $   8,062           ($17,868)          $   129,498
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Identifiable assets..............       $5,063,665       $5,063,432         $  62,503          $       -           $10,189,600
                                     -----------------  ---------------   ---------------  -----------------   -------------------
2000:
    Revenues:
        Unaffiliated customers.......       $  131,046       $   14,261         $     567          $       -           $   145,874
        Intersegment.................              823             (838)           15,971            (15,956)                    -
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Total revenues...................       $  131,869       $   13,423         $  16,538           ($15,956)          $   145,874
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Income before income taxes:
        Unaffiliated customers.......       $  114,319       $    7,782          ($10,007)         $       -           $   112,094
        Intersegment.................              823           (1,053)           15,971            (15,741)                    -
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Total income before income taxes.       $  115,142       $    6,729         $   5,964           ($15,741)          $   112,094
                                     -----------------  ---------------   ---------------  -----------------   -------------------
    Identifiable assets..............       $4,244,893       $6,850,118         $  47,596          $       -           $11,142,607
                                     -----------------  ---------------   ---------------  -----------------   -------------------

(Dollars in thousands)



     The following table summarizes gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three-month periods ended March 31, 2001 and 2000.

                                                        Three Months 2001                             Three Months 2000
                                          -------------------------------------------    ------------------------------------------
                                              Gross Premiums          Net  Premiums          Gross Premiums         Net  Premiums
                                                  Written                Earned                  Written                Earned
                                          ---------------------   -------------------    ---------------------   ------------------

    United States.........................             $ 78,375               $71,522                  $54,509              $61,386
    United Kingdom........................               14,830                 1,993                       15                1,254
    Mexico................................                4,038                 1,836                    3,961                1,658
    Japan.................................                2,794                 1,977                    1,720                1,643
    Australia.............................                  514                   842                    4,391                  518
    France................................                  149                   239                      244                  272
    Internationally diversified (1).......                3,818                 3,891                    2,228                2,711
    Other international...................                5,149                 2,816                    2,270                1,716
                                          ---------------------   -------------------    ---------------------   ------------------

        Total.............................             $109,667               $85,116                  $69,338              $71,158
                                          ---------------------   -------------------    ---------------------   ------------------

1) Internationally diversified includes guarantees with multiple locations of risk and includes components of domestic exposure.


(3)  Cumulative Effect of Accounting Change

     In June 1998, the Financial Accounting Standards Board issued FAS Statement 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended by FAS 138 and related guidance, established accounting and reporting standards for derivative instruments and hedging activities. Ambac adopted FAS 133 and its related guidance on January 1, 2001, that resulted in a transition adjustment loss of $0.4 million (net of related income tax) in net income.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


     The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three-month periods ended March 31, 2001 and 2000, and its financial condition as of March 31, 2001 and December 31, 2000. These results are presented for Ambac's two reportable segments: Financial Guarantee and Financial Services.

     Materials in this Form 10-Q may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give Ambac's expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

     Any or all of Ambac's forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac's actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws, and (6) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac's reports to the SEC.


Results of Operations

     Consolidated Net Income

     Ambac's net income for the three months ended March 31, 2001 was $97.5 million or $0.90 per diluted share. This represents a 14% increase from the three months ended March 31, 2000 net income of $85.6 million and a 13% increase in net income per diluted share from $0.80 in the three months ended March 31, 2000. The increase in net income was primarily attributable to higher Financial Guarantee operating earnings driven by a $19.4 million, or 15%, increase in revenues.


     Financial Guarantee

     Ambac provides financial guarantees for municipal and structured finance obligations through its principal operating subsidiary, Ambac Assurance. Ambac Assurance serves clients in international markets through its wholly-owned subsidiary, Ambac Assurance UK Limited.

     Ambac Credit Products, L.L.C., a wholly owned subsidiary of Ambac Assurance, also provides credit protection in the global markets in the form of structured credit derivatives.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



     Gross Par Written.  Ambac Assurance guaranteed $17.0 billion in par value
     ------------------
bonds during the three months ended March 31, 2001, a 16% increase from $14.6 billion in par during the comparable prior year period. Par value written for the first quarter of 2001 was comprised of $6.0 billion from municipal bond obligations, $6.0 billion from structured finance obligations and $5.0 billion from international obligations, compared to $2.4 billion, $8.0 billion and $4.2 billion, respectively, in the first quarter of 2000. Insured municipal obligations for the three-month period ended March 31, 2001 saw an increase of 49% from $17.0 billion in the first quarter of 2000 to $25.3 billion in the first quarter of 2001, while total issuance saw a similar increase of 48%, from $38.6 billion in the first quarter of 2000 to $57.0 billion in the current period. Additionally, an increase in Ambac Assurance's municipal market share during the first quarter of 2001, contributed to the increase in insured municipal obligations during the three-month period. Structured mortgage-backed guarantees were $4.4 billion in par for the three months ended March 31, 2001, a 22% decrease from $6.4 billion in par during the three months ended March 31, 2000.

     Gross Premiums Written. Gross premiums written for the three-month
     -----------------------
period ended March 31, 2001 were $109.7 million, an increase of 58% from $69.3 million in the three-month period ended March 31, 2000. Installment premiums written for the three months ended March 31, 2001 were $54.3 million, an increase of 42% from $38.2 million in the three months ended March 31, 2000. The growth in installment premiums is due to the growing book of business, primarily in domestic and international mortgage-backed and asset-backed segments. International premiums collected up-front increased due to continued penetration in the utility and infrastructure finance sectors. On the municipal side, Ambac saw an increase in writings for the three months ended March 31, 2001. As mentioned above under "Gross Par Written", increases in municipal market volume and Ambac's market share growth were the primary drivers of this increase. Partially offsetting this increase was a decline in pricing and interest rates on new issues. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

                                                                    Three Months Ended March 31,
                                               ---------------------------------------------------------------------
(Dollars in Millions)                                         2001                                 2000
                                               --------------------------------    ---------------------------------
                                                    Gross             Gross              Gross             Gross
                                                  Premiums             Par             Premiums             Par
                                                   Written           Written            Written           Written
                                               --------------    --------------    ---------------    --------------
Municipal finance:
    Up-front:
   New issue                                           $ 35.2           $ 4,538              $23.5           $ 2,015
   Secondary market                                       4.4               547                3.3               263
                                               --------------    --------------    ---------------    --------------
    Sub-total up-front                                   39.6             5,085               26.8             2,278
    Installment                                           6.0               904                4.6               155
                                               --------------    --------------    ---------------   ---------------
      Total municipal finance                            45.6             5,989               31.4             2,433
                                               --------------    --------------    ---------------    --------------
Structured finance:
   Up-front                                               0.6                84                0.1                 -
   Installment                                           32.2             5,939               23.0             7,992
                                               --------------   ---------------    ---------------    --------------
        Total structured finance                         32.8             6,023               23.1             7,992
                                               --------------    --------------    ---------------    --------------
International(1):
         Up-front                                        15.2               462                4.2               287
         Installment                                     16.1             4,479               10.6             3,886
                                               --------------    --------------    ---------------    --------------
          Total  international                           31.3             4,941               14.8             4,173
                                               --------------    --------------    ---------------    --------------
         Total                                         $109.7           $16,953              $69.3           $14,598
                                               ==============    ==============    ===============    ==============

Total up-front                                         $ 55.4           $ 5,631              $31.1           $ 2,565
Total installment                                        54.3            11,322               38.2            12,033
                                               --------------    --------------    ---------------    --------------
         Total                                         $109.7           $16,953              $69.3           $14,598
                                               ==============    ==============    ===============    ==============

(1) International net par written includes structured credit derivatives of $3,296 million and $3,257 million, respectively, for the first quarter of 2001 and the first quarter of 2000. Previously, gross par written was net of par related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture agreement that ceased during 2000. Prior period amounts have been restated.

     Ceded Premiums Written. Ceded premiums written for the three months ended
     -----------------------
March 31, 2001 was $12.7 million, a decrease of 21% from $16.1 million in the three months ended March 31, 2000. Ceded premiums written were 11.6% and 23.3% of gross premiums written for the three months ended March 31, 2001 and March 31, 2000, respectively. The decline in ceded premiums written for the first quarter of 2001 was largely due to a one-time cede of municipal healthcare exposure during the first quarter of 2000, partially offset by higher structured finance and international cessions during the first quarter of 2001.

     Net Premiums Written. Net premiums written for the three months ended March
     ---------------------
31, 2001 were $97.0 million, an increase of 82% from $53.2 million in the three months ended March 31, 2000. This increase reflects the higher gross premiums written during the first quarter of 2001 as well as the lower premiums ceded to reinsurers.

     Net Premiums Earned. Net premiums earned during the three months ended
     --------------------
March 31, 2001 were $85.1 million, an increase of 20% from $71.2 million in the three months ended March 31, 2000. The increase was primarily the result of the larger financial guarantee book of business and increased refundings, calls, and other accelerations of previously insured obligations (collectively referred to as "refundings") during the period. Normal net premiums earned (defined as net premiums earned excluding refundings) increased 19% from $66.6 million in the first quarter of 2000 to $79.0 million in the first quarter of 2001. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas, particularly structured and international finance.

     Net premiums earned include accelerated premiums that result from refundings. When a guaranteed issue is called by the issuer or is in substance paid in advance through a

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



refunding, the remaining unearned premium is recognized at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three months ended March 31, 2001 included $6.1 million (which had a net income per diluted share effect of $0.03) from refundings. Net premiums earned for the three months ended March 31, 2000 included $4.6 million (which had a net income per diluted share effect of $0.02) from refundings.

     Net Investment Income. Net investment income for the three months ended
     ----------------------
March 31, 2001 was $64.5 million, an increase of 12% from $57.6 million in the three months ended March 31, 2000. The increase was primarily attributable to the growth of the investment portfolio from ongoing operations, partially offset by a lower reinvestment rate due to the current interest rate environment. Ambac Assurance's investments in tax-exempt securities amounted to 69% of the total fair value of its portfolio as of March 31, 2001, versus 77% at March 31, 2000. The average pre-tax yield-to-maturity on the investment portfolio was 6.06% as of March 31, 2001 and 2000.

     Net Realized Losses.  Net realized losses for the three months ended March
     --------------------
31, 2001 were $4.3 million, as compared to $0.5 million for the three months ended March 31, 2000. Included in net realized losses for the three months ended March 31, 2001 and March 31, 2000 is $4.4 million and $1.0 million, respectively, of foreign exchange losses related to Ambac Assurance's foreign denominated short-term investments.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three months ended March 31, 2001 were $4.6 million, compared to $3.2 million for the three months ended March 31, 2000. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the financial guarantee portfolio. The liability for losses and loss adjustment expenses consists of the active credit reserve, which represents an estimate of the expected annual levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default, and case basis loss reserves for obligations in monetary default, or, in the judgement of management, for which default is imminent. The following table summarizes Ambac's loss reserves split between case basis loss reserves and active credit reserves at March 31, 2001 and December 31, 2000.

     (Dollars in millions)
                                                             March 31,  2001            December 31, 2000
                                                         -----------------------     -----------------------
Net loss and loss adjustment expense reserves:
 Case basis reserves *                                                    $ 34.0                      $ 31.0
 Active credit reserves                                                    101.5                       100.3
                                                         -----------------------     -----------------------
Total                                                                     $135.5                      $131.3
                                                         -----------------------     -----------------------

     (*) After netting reinsurance recoverable amounting to $1.2 million and $1.1 million at March 31, 2001 and December 31, 2000, respectively.

     Management continually reviews and monitors the guaranteed book of business for potential problem credits. Net additions were made to the case reserves of $3.0 million and $2.5 million for the three months ended March 31, 2001 and 2000, respectively. Losses paid and recoveries of previously paid losses were $0.6 million and $0.1 million for the three months ended March 31, 2001 and $0.5 million and zero for the three months ended March 31, 2000. The entire case reserves, losses paid and recoveries relate to the municipal finance book of business for all periods presented.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three months ended March 31, 2001 were $16.6 million, an increase of 23% from $13.5 million in the three months ended March 31, 2000. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three month period ended March 31, 2001, gross underwriting and operating expenses were $24.9 million, an increase of 22% from $20.4 million in the three months ended March 31, 2000. The increase reflects the overall increased business activity during the periods and are primarily due to increased compensation related to new hires and increased premium tax expense. Underwriting and operating expenses deferred were $15.2 million and $12.3 million for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively. The amortization of previously deferred expenses and reinsurance commissions were $7.0 million and $5.4 million for the three months ended March 31, 2001 and the three months ended March 31, 2000, respectively.


     Financial Services

     Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

     Revenues.  Revenues, excluding realized gains and losses, for the three
     ---------
months ended March 31, 2001 were $14.5 million, basically flat compared to $14.4 million in revenues for the first quarter of 2000. An increase in municipal swap revenues of 22%, from $5.9 million in the first quarter of 2000 to $7.2 million in the first quarter of 2001, was driven primarily by strong volume. Investment advisory and cash management revenues increased 14% in the first quarter of 2001 compared to the first quarter of 2000. These increases were partially offset by decreased investment agreement revenues of $1.6 million, or 29%, to $4.0 million in the three months ended March 31, 2001 from $5.6 million in the three months ended March 31, 2000. The decline in the investment agreement business was driven primarily by decreased market volume.

     Expenses. Expenses for the three months ended March 31, 2001 were $5.6
     ---------
million, down 14% from $6.5 million in the three months ended March 31, 2000. The decline in expenses is primarily driven by lower compensation costs at the financial services subsidiaries.


     Corporate Items

     Income Taxes. Income taxes for the three months ended March 31, 2001 were
     -------------
at an effective rate of 24.4% versus 23.6% for the three months ended March 31, 2000. The increased effective tax rate in the first quarter of 2001 is primarily the result of a lower proportion of tax-exempt investment income to total revenue.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


     Supplemental Analytical Financial Data

     Management, equity analysts and investors consider the following three measures important in analyzing the financial results of Ambac: core earnings; operating earnings; and adjusted gross premiums written. However, none of these measures are promulgated in accordance with GAAP and should not be considered as substitutes for net income and gross premiums written. The definitions of core earnings, operating earnings, and adjusted gross premiums written described below may differ from the definitions used by other public holding companies of financial guarantee insurers.

     Core Earnings. Ambac defines core earnings as consolidated net income, less
     --------------
the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three months ended March 31, 2001 were $96.5 million, an increase of 16% from $83.4 million for the three months ended March 31, 2000. This increase was primarily the result of: higher normal net premiums earned from the growth in the financial guarantee book of business, higher net investment income from financial guarantee operations, and higher interest rate swap revenues from the financial services segment. These increases were partially offset by higher expenses in the financial guarantee segment and lower revenues from the investment agreement business in the financial services segment.

     Operating Earnings. Ambac defines operating earnings as consolidated net
     -------------------
income, less the effect of net realized gains and losses and certain non-recurring items. Operating earnings for the three months ended March 31, 2001 were $100.0 million, an increase of 16% from $86.1 million in the three months ended March 31, 2000.

          The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 2001 and 2000:

     (Dollars in Millions)                                                    2001                  2000
                                                                 -----------------      ----------------

Net Income.......................................................           $ 97.5                 $85.6
Net realized gains, after tax....................................              2.1                   0.5
Non-recurring item, after tax....................................              0.4                     -
                                                                 -----------------      ----------------

   Operating earnings............................................            100.0                  86.1
Premiums earned from refundings, after tax.......................             (3.5)                 (2.7)
                                                                 -----------------      ----------------

   Core earnings.................................................           $ 96.5                 $83.4
                                                                 =================      ================

     There were 108.8 million and 106.8 million weighted-average diluted shares outstanding during the three months ended March 31, 2001 and 2000, respectively.

     Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums
     --------------------------------
written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Previously, adjusted gross premiums was net of premiums related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture that ceased during 2000. Prior period amounts have been restated. Adjusted gross premiums for the three months ended March 31, 2001 were $157.6 million up 31% from $120.6 million in the three months ended March 31, 2000. The increase in the first quarter of 2001 was primarily due to increased activity in municipal finance and international, partially offset by a small decline in structured finance. On the municipal side, Ambac benefited from increased municipal volume

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


resulting from the lower interest rate environment. The international business growth was fueled by Ambac's ability to provide funding capabilities as well as insurance to our clients. The structured business was dominated by consumer asset-backed transactions, including the traditional mortgage-backed market and one auto transaction. During the first quarter of 2001, Ambac closed three transactions that were funded through our insured conduit vehicles. The number of large transactions guaranteed further highlights the growth in the international market. Adjusted gross premiums for the five largest international transactions increased from $27.3 million (none greater than $10 million) in the first quarter of 2000 to $43.8 million (three greater than $10 million). The present value of future installment premiums written for the three months ended March 31, 2001 was $102.3 million, an increase of 14% from $89.4 million written in the first quarter of 2000. The aggregate net present value of estimated future installment premiums was $811.7 million and $763.9 million as of March 31, 2001 and December 31, 2000, respectively.

     The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three months ended March 31, 2001 and 2000:


                                                 Three Months Ended March 31,
                                           ------------------------------------

(Dollars in Millions) ................        2001       %         2000       %
                                           -------     ---      -------     ---
Municipal finance policies:
  Up-front policies:
   New issue .........................       $35.2      22%       $23.5      19%
   Secondary market ..................         4.4       3          3.3       3
                                           -------     ---      -------     ---
     Sub-total up-front ..............        39.6      25         26.8      22
    Installment policies .............         8.7       6          3.3       3
                                           -------     ---      -------    ----
      Total municipal finance policies        48.3      31         30.1      25
                                           -------     ---      -------     ---
Structured finance policies:
  Up-front ...........................         0.6      --          0.1      --
  Installment ........................        53.1      34         56.8      47
                                           -------     ---      -------     ---
Total structured finance policies ....        53.7      34         56.9      47
                                           -------     ---      -------     ---
International (1):
  Up-front ...........................        15.1       9          4.2       4
  Installment ........................        40.5      26         29.4      24
                                           -------     ---      -------     ---
      Total international written ....        55.6      35         33.6      28
                                           -------     ---      -------     ---
Total adjusted gross premiums written       $157.6     100%      $120.6     100%
                                           =======     ===      =======     ===

Total up-front written ...............       $55.3      35%       $31.1      26%
Total installment written ............       102.3      65         89.5      74
                                           -------     ---      -------     ---
Total adjusted gross premiums written       $157.6     100%      $120.6     100%
                                           =======     ===      =======     ===


(1) Adjusted gross premiums written include reinsurance assumed of $14.5 million in the first quarter of 2001 and structured credit derivatives of $4.3 million and $11.8 million for the first quarter of 2001 and 2000, respectively.

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. Ambac's liquidity, both on a short-
     --------------------------------------
term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's and other subsidiaries' ability to pay dividends or make payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 2001, Ambac Assurance paid dividends of $17.0 million on its common stock to Ambac. Also during the three months ended March 31, 2001, Ambac Capital Corporation, a financial services wholly-owned subsidiary paid dividends of $1.0 million on its common stock to Ambac.

     Ambac's principal uses of liquidity are for the payment of its operating expenses, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac's operating expenses, debt service obligations and dividends on its common stock.

     Ambac Assurance Liquidity.  The principal uses of Ambac Assurance's
     --------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

     Financial Services Liquidity. The principal uses of liquidity by financial
     -----------------------------
services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses, income taxes and dividends to Ambac. Management believes that its financial services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs of the financial services subsidiaries are satisfied by short-term inter-company loans from Ambac. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial services maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities.  Ambac and Ambac Assurance have a revolving credit
     ------------------
facility with three major international banks for $150 million, which expires in August 2001 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of seven-year irrevocable limited recourse credit facilities from a group of highly rated banks for $800 million. These credit facilities provide liquidity to Ambac Assurance in the event claims from municipal or certain structured obligations in its covered portfolios exceed specified levels. Repayments of amounts drawn under the credit facilities are limited primarily to the amount of any recoveries of losses related to policy obligations in the covered portfolios. The line expires in December 2007. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under these facilities.

     Ambac Credit Products, L.L.C. has a revolving credit facility with one major international bank for $50 million that expires in June 2001 and provides a three-year term loan provision. The facility is available to Ambac Credit Products for general corporate purposes, including payments in regard to its structured credit derivative activities. As of March 31, 2001 and December 31, 2000, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of Ambac has authorized
     -------------------------
the establishment of a stock repurchase program that permits the repurchase of up to 9,000,000 shares of Ambac's Common Stock. During the three months ended March 31, 2001, Ambac acquired approximately 111,000 shares for an aggregate amount of $6.2 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 7,602,000 shares for an aggregate amount of $190.2 million.

     Balance Sheet. Total assets as of March 31, 2001 were $10.19 billion, an
     --------------
increase of 1% from $10.12 billion at December 31, 2000. This slight increase was primarily due to an increase in the fair value of Ambac's investment portfolio. This increase was provided by cash flows from financial guarantee operations and a decline in interest rates, which caused the market value of the investment portfolio to rise, partially offset by lower volume in investment agreements. As of March 31, 2001, stockholders' equity was $2.73 billion, a 5% increase from year-end 2000 stockholders' equity of $2.60 billion. The increase stemmed from a combination of net income for the period and an increase in the value of the investment portfolio due to a decline in interest rates.

     Cash Flows. Net cash provided by operating activities was $115.3 million
     -----------
and $91.3 million during the three months ended March 31, 2001 and 2000, respectively. These cash flows were primarily provided by financial guarantee operations.

     Net cash used in financing activities was $204.3 million during the three months ended March 31, 2001, $212.1 million was

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


used by investment agreements draws paid (net of investment agreements issued). For the three months ended March 31, 2000, $6.6 million was used in financing activities, of which $11.0 million was used by investment agreements draws paid (net of investment agreements issued).

     Net cash provided by investing activities was $81.0 million during the three months ended March 31, 2001, $1,035.9 million was provided by sales and maturities of bonds, partially offset by $939.0 million used to purchase bonds. For the three months ended March 31, 2000, $51.8 million was used in investing activities, $743.9 million was used to purchase bonds, partially offset by proceeds from sales and maturities of bonds of $643.8 million.

     Material Commitments. Ambac has made no commitments for material capital
     ---------------------
expenditures within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk


     In the ordinary course of business, Ambac, through its affiliates, manages a variety of risks, principally market, credit, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

     Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac's financial instruments are interest rate risk, basis risk (taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac's Risk Management Group are responsible for monitoring risk limits and the applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, "Value-at-Risk" and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

     Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, certain derivative contracts (primarily interest rate swaps) used for hedging purposes.

     Financial instruments that may be adversely affected by changes in basis include Ambac's municipal interest rate swap portfolio. Ambac, through its affiliate Ambac Financial Services, L.P., is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Since late 1995, most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management's monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac's methodology estimates VaR using a 300-day historical "look back" period. This means that changes in market values are simulated using market inputs from the past 300 days. Since no single measure can capture all dimensions of market risk, Ambac supplements its VaR methodology by performing daily analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of normal market conditions, which might cause abnormal volatility swings or disruptions of market relationships.

     Financial instruments that may be adversely affected by changes in credit spreads include Ambac's outstanding structured credit derivative contracts. Ambac, through its affiliate, Ambac Credit Products, enters into structured credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally fixed income obligations). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying obligations. The majority of Ambac Credit Product's contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates Ambac Credit Product's risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac's credit surveillance group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its contracts.

PART II - OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.


Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

Exhibit
Number                  Description
--------------        -------------------------------------------------------------------
99.02                 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                      Financial Statements as of March 31, 2001 and December 31, 2000 and
                      for the periods ended March 31, 2001 and 2000.


(b)  Reports on Form 8-K:

     On January 24, 2001, Ambac filed a Current Report on Form 8-K with its
                                                          --------
January 24, 2001 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2000 and the year ended December 31, 2000. On March 19, 2001, Ambac filed a Current Report on Form 8-K containing consolidated financial statements (with independent
--------
auditors' report thereon) of Ambac Assurance Corporation and Subsidiaries as of December 31, 2000 and 1999. The filing of these Current Reports on Form 8-K was
                                                                   --------
previously noted in Ambac's Annual Report on Form 10-K for the fiscal year ended
                                             ---------
December 31, 2000, which was filed on March 28, 2001.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Ambac Financial Group, Inc.
                                    (Registrant)



Dated:   May 14, 2001               By: /s/ Frank J. Bivona
                                        --------------------------------------
                                        Frank J. Bivona
                                        Vice Chairman and Chief Financial
                                        Officer  (Principal Financial and
                                        Accounting Officer and Duly Authorized
                                        Officer)

                                 INDEX TO EXHIBITS


Exhibit
Number                     Description
-----------------         --------------------------------------------------------------------
  99.02                   Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited
                          Financial Statements as of March 31, 2001 and December 31, 2000 and
                          for the periods ended March 31, 2001 and 2000.