Form 10-Q
period 2001-06-30
AMBAC FINANCIAL GROUP INC
filed 2001-08-10
CIK 874501

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 2001

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

     As of August 2, 2001, 105,865,558 shares of Common Stock, par value $0.01 per share, (net of 154,979 treasury shares) of the Registrant were outstanding.

                 Ambac Financial Group, Inc. and Subsidiaries

                                     INDEX
                                     -----

                                                                                              PAGE
                                                                                              ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Unaudited Financial Statements

          Consolidated Balance Sheets - June 30, 2001
          And December 31, 2000............................................................      3

          Consolidated Statements of Operations - three months and six months
          Ended June 30, 2001 and 2000.....................................................      4

          Consolidated Statements of Stockholders' Equity - six months
          ended June 30, 2001 and 2000.....................................................      5

          Consolidated Statements of Cash Flows - six months ended
          June 30, 2001 and 2000...........................................................      6

          Notes to Consolidated Unaudited Financial Statements.............................      7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................................     11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk......................................................................     22

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..............................     24

Item 6.   Exhibits and Reports on Form 8-K.................................................     24

SIGNATURES.................................................................................     26

INDEX TO EXHIBITS..........................................................................     27

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                 Ambac Financial Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      June 30, 2001 and December 31, 2000
                            (Dollars in Thousands)

                                                                                   June 30, 2001             December 31, 2000
                                                                                   -------------             -----------------
                                                                                    (unaudited)
Assets
------

Investments:
     Fixed income securities, at fair value
          (amortized cost of $7,457,931 in 2001 and $6,743,450 in 2000)                $ 7,543,512                 $ 6,825,152
     Fixed income  securities pledged as collateral, at fair value
          (amortized cost of $1,338,850 in 2001 and $1,238,401 in 2000)                  1,340,798                   1,239,349
     Short-term investments, at cost (approximates fair value)                             217,090                     253,519
     Other                                                                                   2,340                       5,852
                                                                                       -----------                 -----------
          Total investments                                                              9,103,740                   8,323,872

Cash                                                                                        35,217                      20,493
Cash pledged as collateral                                                                     -                        24,935
Securities purchased under agreements to resell                                            134,448                     255,786
Receivable for investment agreements                                                        65,212                       6,663
Receivable for securities sold                                                                 551                       1,926
Investment income due and accrued                                                          114,910                     130,692
Reinsurance recoverable                                                                      1,919                       1,091
Prepaid reinsurance                                                                        246,538                     242,604
Deferred acquisition costs                                                                 165,134                     153,424
Loans                                                                                      691,261                     695,251
Other assets                                                                               250,086                     263,563
                                                                                       -----------                 -----------
          Total assets                                                                 $10,809,016                 $10,120,300
                                                                                       ===========                 ===========

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Unearned premiums                                                                 $ 1,681,159                 $ 1,546,290
     Losses and loss adjustment expense reserve                                            141,898                     132,445
     Ceded reinsurance balances payable                                                     12,740                      10,892
     Obligations under investment and payment agreements                                 3,510,236                   3,509,049
     Obligations under investment repurchase agreements                                  1,580,433                   1,383,882
     Deferred income taxes                                                                 119,530                     106,035
     Current income taxes                                                                   25,339                      25,628
     Debentures                                                                            424,094                     424,061
     Accrued interest payable                                                               71,584                      90,575
     Other liabilities                                                                     272,252                     291,394
     Payable for securities purchased                                                      179,987                       3,935
                                                                                       -----------                 -----------
          Total liabilities                                                              8,019,252                   7,524,186
                                                                                       -----------                 -----------

Stockholders' equity:
     Preferred stock                                                                             -                           -
     Common stock                                                                            1,060                       1,060
     Additional paid-in capital                                                            540,026                     533,558
     Accumulated other comprehensive income                                                 44,222                      45,154
     Retained earnings                                                                   2,212,762                   2,035,209
     Common stock held in treasury at cost                                                  (8,306)                    (18,867)
                                                                                       -----------                 -----------
          Total stockholders' equity                                                     2,789,764                   2,596,114
                                                                                       -----------                 -----------
          Total liabilities and stockholders' equity                                   $10,809,016                 $10,120,300
                                                                                       ===========                 ===========

     See accompanying Notes to Consolidated Unaudited Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)
                 For the Periods Ended June 30, 2001 and 2000
                   (Dollars in Thousands Except Share Data)

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                         ---------------------------------     --------------------------------
                                                             2001                2000               2001               2000
                                                         ---------------------------------     --------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                              $     236,668       $     121,669     $     346,335      $     191,007
     Ceded premiums written                                    (23,767)            (26,247)          (36,468)           (42,374)
                                                         -------------       -------------     -------------      -------------
       Net premiums written                              $     212,901       $      95,422     $     309,867      $     148,633
                                                         =============       =============     =============      =============

     Net premiums earned                                 $      93,412       $      80,921     $     178,528      $     152,079
     Net fees and other premiums earned                          7,971               2,301            13,100              5,048
     Net investment income                                      65,058              58,902           129,534            116,533
     Net realized gains (losses)                                   658                 922            (3,624)               432
  Financial Services:
     Revenue                                                    11,767              21,127            26,226             35,569
     Net realized gains (losses)                                     -              (7,090)            1,065             (7,271)
  Other:
     Revenue                                                       678                 438             2,307              1,005
                                                         -------------       -------------     -------------      -------------

       Total revenues                                          179,544             157,521           347,136            303,395
                                                         -------------       -------------     -------------      -------------
Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                         4,800               3,600             9,400              6,849
     Underwriting and operating expenses                        17,426              13,876            34,069             27,354
  Financial Services                                             5,973               6,276            11,604             12,755
  Interest                                                       9,485               9,380            18,968             18,759
  Other                                                          1,714               2,219             3,451              3,414
                                                         -------------       -------------     -------------      -------------
       Total expenses
                                                                39,398              35,351            77,492             69,131
                                                         -------------       -------------     -------------      -------------

Income before income taxes                                     140,146             122,170           269,644            234,264
Provision for income taxes                                      32,509              29,530            64,084             55,986
                                                         -------------       -------------     -------------      -------------

Income before accounting change                                107,637              92,640           205,560            178,278
Cumulative effect of accounting change
 (net of income taxes of $219)                                       -                   -              (408)                 -
                                                         -------------       -------------     -------------      -------------

       Net income                                        $     107,637       $      92,640     $     205,152      $     178,278
                                                         =============       =============     =============      =============

Net income per share:
       Basic                                             $        1.02       $        0.88     $        1.94      $        1.70
                                                         =============       =============     =============      =============

       Diluted                                           $        0.99       $        0.87     $        1.88      $        1.67
                                                         =============       =============     =============      =============

Weighted average number of common shares outstanding:

       Basic                                               105,816,151         104,743,016       105,739,608        104,768,535
                                                         =============       =============     =============      =============

       Diluted                                             109,051,506         106,889,822       108,954,037        106,825,926
                                                         =============       =============     =============      =============

See accompanying Notes to Consolidated Unaudited Financial Statements

                 Ambac Financial Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                                  (Unaudited)
                 For The Periods Ended June 30, 2001 and 2000
                            (Dollars in Thousands)

                                                                              2001                                2000
                                                                    ------------------------            -----------------------
Retained Earnings:
     Balance at January 1                                            $2,035,209                          $1,713,446
     Net income                                                         205,152     $205,152                178,278    $178,278
                                                                                    --------                           --------
     Dividends declared - common stock                                  (16,911)                            (15,375)
     Exercise of stock options                                          (10,688)                             (4,750)
                                                                     ----------                          ----------
     Balance at June 30                                              $2,212,762                          $1,871,599
                                                                     ----------                          ----------

Accumulated Other Comprehensive Income (Loss):
     Balance at January 1                                            $   45,154                           ($187,540)
     Unrealized gains (losses) on securities, $2,351 and
      $93,717, pre-tax in 2001 and 2000, respectively /(1)/                            1,138                             56,573
     Cumulative effect of accounting change                                             (880)                               -
     Loss on derivative transactions                                                     (57)                               -
     Foreign currency translation loss                                                (1,133)                            (1,449)
                                                                                    --------                           --------
     Other comprehensive income (loss)                                     (932)        (932)                55,124      55,124
                                                                     ----------     --------             ----------    --------
     Comprehensive income (loss)                                                    $204,220                           $233,402
                                                                                    ========                           ========
     Balance at June 30                                              $   44,222                           ($132,416)
                                                                     ----------                          ----------

Preferred Stock:
     Balance at January 1 and June 30                                $        -                          $        -
                                                                     ----------                          ----------

Common Stock:
     Balance at January 1 and June 30                                $    1,060                          $      707
                                                                     ----------                          ----------

Additional Paid-in Capital:
     Balance at January 1                                            $  533,558                          $  525,012
     Exercise of stock options                                            6,468                               1,756
                                                                     ----------                          ----------
     Balance at June 30                                              $  540,026                          $  526,768
                                                                     ----------                          ----------

Common Stock Held in Treasury at Cost:
     Balance at January 1                                              ($18,867)                           ($33,175)
     Cost of shares acquired                                             (8,362)                            (12,560)
     Shares issued under equity plans                                    18,923                               9,131
                                                                     ----------                          ----------
     Balance at June 30                                                 ($8,306)                           ($36,604)
                                                                     ----------                          ----------


Total Stockholders' Equity at June 30                                $2,789,764                          $2,230,054
                                                                     ==========                          ==========

/(1)/ Disclosure of reclassification amount:
Unrealized holding gains arising during period                       $    2,151                          $   53,458
Less: reclassification adjustment for net gains
  included in net income
                                                                          1,013                              (3,115)
                                                                     ----------                          ----------
Net unrealized gains on securities                                   $    1,138                          $   56,573
                                                                     ==========                          ==========


See accompanying Notes to Consolidated Unaudited Financial Statements.

                 Ambac Financial Group, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                 For The Periods Ended June 30, 2001 and 2000
                            (Dollars in Thousands)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                -----------------------------------
                                                                                    2001              2000
                                                                                -------------      ----------------
Cash flows from operating activities:
   Net income                                                                   $   205,152       $   178,278
   Adjustments to reconcile net income to net cash
       provided by operating activities:
   Depreciation and amortization                                                      1,761             1,758
   Amortization of bond premium and discount                                         (9,934)           (5,367)
   Current income taxes                                                                (289)           (3,592)
   Deferred income taxes                                                             12,906             9,643
   Deferred acquisition costs                                                       (11,710)           (6,756)
   Unearned premiums, net                                                           130,935            (3,876)
   Losses and loss adjustment expenses                                                8,625             5,657
   Ceded reinsurance balances payable                                                 1,848            (6,868)
   Investment income due and accrued                                                 15,782            15,203
   Accrued interest payable                                                         (18,991)          (13,873)
   Net realized losses                                                                2,559             6,839
   Other, net                                                                       (12,650)           (1,519)
                                                                                -----------       -----------
        Net cash provided by operating activities                                   325,994           175,527
                                                                                -----------       -----------
Cash flows from investing activities:
   Proceeds from sales of bonds                                                     583,003           703,116
   Proceeds from matured bonds                                                    1,241,798           860,364
   Purchases of bonds                                                            (2,450,137)       (1,014,330)
   Change in short-term investments                                                  36,429            92,340
   Securities purchased under agreements to resell                                  121,338           (43,003)
   Loans                                                                              3,990            (5,743)
   Other, net                                                                        (5,465)           (3,658)
                                                                                -----------       -----------
        Net cash (used in) provided by investing activities                        (469,044)          589,086
                                                                                -----------       -----------
Cash flows from financing activities:
   Dividends paid                                                                   (16,911)          (15,375)
   Proceeds from issuance of investment agreements                                1,435,243           810,643
   Payments for investment agreement draws                                       (1,292,064)       (1,563,812)
   Payment agreements                                                                (3,990)            5,743
   Proceeds from sale of treasury stock                                              18,923             9,131
   Purchases of treasury stock                                                       (8,362)          (12,560)
                                                                                -----------       -----------
        Net cash provided by (used in) financing activities                         132,839          (766,230)
                                                                                -----------       -----------
Net cash flow                                                                       (10,211)           (1,617)
Cash and cash pledged as collateral at January 1                                     45,428            13,588
                                                                                -----------       -----------
   Cash and cash pledged as collateral at June 30                               $    35,217       $    11,971
                                                                                ===========       ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Income taxes                                                            $    45,000       $    48,200
                                                                                ===========       ===========
        Interest expense on debt                                                $    18,874       $    18,920
                                                                                ===========       ===========
        Interest expense on investment agreements                               $   113,091       $   149,540
                                                                                ===========       ===========


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

     Ambac's consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 28, 2001, and (ii) Ambac's Quarterly report on Form 10-Q for the quarterly period ended March 31, 2001, which was filed with the SEC on May 15, 2001.

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

     Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income and realized gains or losses from investment securities. Intersegment revenues consist of dividends received.

     The following tables summarize the financial information by reportable segment as of and for the three and six-month periods ended June 30, 2001 and 2000:

                                          Financial        Financial        Corporate       Intersegment
Three months ended June 30,               Guarantee        Services         And Other       Eliminations           Consolidated
                                        -------------    -----------       ------------     -------------         --------------
2001:
  Revenues:
    Unaffiliated customers...........    $  167,099      $   11,767        $     678          $       -             $   179,544
    Intersegment.....................         1,862            (972)          17,000            (17,890)                      -
                                         ----------      ----------        ---------          ---------             -----------
  Total revenues.....................    $  168,961      $   10,795        $  17,678           ($17,890)            $   179,544
                                         ----------      ----------        ---------          ---------             -----------
  Income before income taxes:
    Unaffiliated customers...........    $  144,873      $    5,794         ($10,521)         $       -             $   140,146
    Intersegment.....................         1,559            (936)          16,653            (17,276)                      -
                                         ----------      ----------        ---------          ---------             -----------
  Total income before income taxes...    $  146,432      $    4,858        $   6,132           ($17,276)            $   140,146
                                         ----------      ----------        ---------          ---------             -----------
  Identifiable assets................    $5,310,145      $5,427,417        $  71,454          $       -             $10,809,016
                                         ----------      ----------        ---------          ---------             -----------
2000:
  Revenues:
    Unaffiliated customers...........    $  143,046      $   14,037        $     438          $       -             $   157,521
    Intersegment.....................           947            (810)          15,957            (16,094)                      -
                                         ----------      ----------        ---------          ---------             -----------
  Total revenues.....................    $  143,993      $   13,227        $  16,395           ($16,094)            $   157,521
                                         ----------      ----------        ---------          ---------             -----------
  Income before income taxes:
    Unaffiliated customers...........    $  125,570      $    7,761         ($11,161)         $       -             $   122,170
    Intersegment.....................           947            (550)          15,957            (16,354)                      -
                                         ----------      ----------        ---------          ---------             -----------
  Total income before income taxes...    $  126,517      $    7,211        $   4,796           ($16,354)            $   122,170
                                         ----------      ----------        ---------          ---------             -----------
  Identifiable assets................    $4,353,446      $6,397,803        $  46,984          $       -             $10,798,233
                                         ----------      ----------        ---------          ---------             -----------

(Dollars in thousands)

                                          Financial         Financial           Corporate         Intersegment
Six months ended June 30,                 Guarantee         Services            And Other         Eliminations       Consolidated
                                     ----------------- -----------------   ----------------  -------------------   ----------------
2001:
  Revenues:
    Unaffiliated customers.............     $  317,538        $   27,291           $   2,307            $       -     $   347,136
    Intersegment.......................          2,391            (1,944)             35,000              (35,447)              -
                                            ----------        ----------           ---------            ---------     -----------
  Total revenues.......................     $  319,929        $   25,347           $  37,307             ($35,447)    $   347,136
                                            ----------        ----------           ---------            ---------     -----------
  Income before income taxes:
    Unaffiliated customers.............     $  274,069        $   15,687            ($20,112)           $       -     $   269,644
    Intersegment.......................          2,655            (1,817)             34,306              (35,144)              -
                                            ----------        ----------           ---------            ---------     -----------
  Total income before income taxes.....     $  276,724        $   13,870           $  14,194             ($35,144)    $   269,644
                                            ----------        ----------           ---------            ---------     -----------
  Identifiable assets..................     $5,310,145        $5,427,417           $  71,454            $       -     $10,809,016
                                            ----------        ----------           ---------            ---------     -----------
2000:
  Revenues:
    Unaffiliated customers.............     $  274,092        $   28,298           $   1,005            $       -     $   303,395
    Intersegment.......................          1,770            (1,648)             31,928              (32,050)              -
                                            ----------        ----------           ---------            ---------     -----------
  Total revenues.......................     $  275,862        $   26,650           $  32,933             ($32,050)    $   303,395
                                            ----------        ----------           ---------            ---------     -----------
  Income before income taxes:
    Unaffiliated customers.............     $  239,889        $   15,543            ($21,168)           $       -     $   234,264
    Intersegment.......................          1,770            (1,603)             31,928              (32,095)              -
                                            ----------        ----------           ---------            ---------     -----------
  Total income before income taxes.....     $  241,659        $   13,940           $  10,760             ($32,095)    $   234,264
                                            ----------        ----------           ---------            ---------     -----------
  Identifiable assets..................     $4,353,446        $6,397,803           $  46,984            $       -     $10,798,233
                                            ----------        ----------           ---------            ---------     -----------

     The following table summarizes unaffiliated gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and six-month periods ended June 30, 2001 and 2000.

                                                               Three Months                                    Six Months
                                               -------------------------------------------  ----------------------------------------
                                                   Gross Premiums          Net  Premiums        Gross Premiums         Net  Premiums
2001:                                                  Written                Earned                Written                Earned
                                               ---------------------   -------------------  ---------------------   ----------------
  United States..............................           $176,078               $79,140                 $254,453            $150,662
  Australia..................................              4,537                   951                    5,051               1,793
  Mexico.....................................              3,988                 1,847                    8,026               3,683
  Japan......................................              2,716                 2,177                    5,510               4,154
  France.....................................                287                   309                      436                 548
  United Kingdom.............................             12,595                 2,043                   27,425               4,036
  Internationally diversified /(1)/..........             16,928                 3,429                   20,746               7,320
  Other international........................             19,539                 3,516                   24,688               6,332
                                                        --------               -------                 --------            --------
     Total..................................            $236,668               $93,412                 $346,335            $178,528
                                                        --------               -------                 --------            --------
2000:

  United States..............................           $ 78,294               $69,751                 $132,803            $131,137
  Australia..................................             13,035                   926                   17,426               1,444
  Mexico.....................................              4,185                 1,955                    8,146               3,613
  Japan......................................              1,751                 1,563                    3,471               3,206
  France.....................................                277                   321                      521                 593
  United Kingdom.............................             13,484                 1,170                   13,499               2,424
  Internationally diversified /(1)/..........              3,719                 2,717                    5,947               5,428
  Other international........................              6,924                 2,518                    9,194               4,234
                                                        --------               -------                 --------            --------

    Total..................................             $121,669               $80,921                 $191,007            $152,079
                                                        --------               -------                 --------            --------

1) Internationally diversified includes guarantees with multiple locations of risk and includes components of domestic exposure.

(Dollars in thousands)


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

(4)  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued FAS Statement 142, "Goodwill and Other Intangible Assets". FAS 142 addresses the initial recognition and measurement of intangible assets either singly or within a group of assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. FAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001 and is required to be applied at the beginning of an entity's fiscal year. The statement is to be applied to all goodwill and other intangible assets recognized in an entity's financial statements at that date. Impairment losses for goodwill and indefinite lived intangible assets that arise due to the initial application of FAS 142 (resulting from an impairment test) are to be reported as a change in accounting principle. Retroactive application is not permitted. Ambac has not yet determined the impact that FAS 142 will have on its consolidated financial statements.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


       The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six-month periods ended June 30, 2001 and 2000, and its financial condition as of June 30, 2001 and December 31, 2000. These results are presented for Ambac's two reportable segments: Financial Guarantee and Financial Services.

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


Results of Operations

       Consolidated Net Income

       Ambac's net income for the three months ended June 30, 2001 was $107.6 million or $0.99 per diluted share. This represents a 16% increase from the three months ended June 30, 2000 net income of $92.6 million and a 14% increase in net income per diluted share from $0.87 in the three months ended June 30, 2000. The increase in net income was primarily attributable to higher Financial Guarantee operating earnings driven by a $24.1 million, or 17%, increase in revenues, partially offset by lower financial services revenues. Ambac's net income for the six months ended June 30, 2001 was $205.2 million, or $1.88 per diluted share. This represents an increase of 15% from the comparable prior period net income of $178.3 million, and a 13% increase in net income per diluted share from $1.67 per diluted share in the six months ended June 30, 2000.


       Financial Guarantee

       Ambac provides financial guarantees for municipal and structured finance obligations through its principal operating subsidiary, Ambac Assurance. Ambac Assurance serves clients in international markets through its wholly owned subsidiary, Ambac Assurance UK Limited.

       Ambac Credit Products, L.L.C., a wholly owned subsidiary of Ambac Assurance, also provides credit protection in the global markets in the form of structured credit derivatives.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations


       Gross Par Written.  Ambac Assurance guaranteed $27.7 billion in par value
       ------------------
bonds during the three months ended June 30, 2001, a 26% increase from $22.0 billion in par during the comparable prior year period. Par value written for the second quarter of 2001 was comprised of $11.5 billion from municipal bond obligations, $9.7 billion from structured finance obligations and $6.5 billion from international obligations, compared to $4.1 billion, $8.5 billion and $9.4 billion, respectively, in the second quarter of 2000. During the six months ended June 30, 2001, Ambac Assurance guaranteed $44.6 billion in par value bonds, a 22% increase from $36.6 billion in par during the first six months of 2000. Par value written for the six months ended June 30, 2001 was comprised of $17.5 billion from municipal bond obligations, $15.7 billion from structured finance obligations and $11.4 billion from international obligations, compared to $6.6 billion, $16.4 billion, and $13.6 billion, respectively, in the six months ended June 30, 2000. Municipal obligations issued for the three and six month periods ended June 30, 2001 saw increases of 53% and 51% respectively, versus comparable prior year periods. The increase in total issuance was largely the result of the lower interest rate environment. Additionally, increases in insured market penetration and Ambac Assurance's municipal market share, contributed to the increase in Ambac's insured municipal obligations during the periods. Declines in Structured Finance guarantees resulted from lower mortgage-backed guarantees offset by greater penetration into new asset classes (auto rental, credit card and lease securitizations). International guarantees of structured credit derivatives were $4.2 billion and $7.5 billion in par for the three and six months ended June 30, 2001, respectively. This resulted in a decrease of 31% from $6.1 billion in par in the three months ended June 30, 2000 and a decrease of 19% from $9.3 billion in par during the six months ended June 30, 2000.

       Gross Premiums Written. Gross premiums written for the three and six-
       -----------------------
month periods ended June 30, 2001 were $236.7 million and $346.3 million, respectively, an increase of 94% over $121.7 million in the three-month period ended June 30, 2000 and an increase of 81% from $191.0 million in the six months ended June 30, 2000. Installment premiums written for the three and six months ended June 30, 2001 were $59.8 million and $114.1 million, respectively, an increase of 29% from $46.2 million in the three months ended June 30, 2000 and an increase of 35% over $84.4 million in the six months ended June 30, 2000. The growth in installment premiums is due to the growing book of business, primarily in domestic and international mortgage-backed and asset-backed segments. International premiums collected up-front increased due to continued penetration in the utility and infrastructure finance sectors. On the municipal side, Ambac saw an increase in writings for the three and six months ended June 30, 2001. As mentioned above under "Gross Par Written", increases in municipal market volume, Ambac's market share growth and increased pricing were the primary drivers of this increase. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

                                                                            Three Months Ended June 30,
                                                           ------------------------------------------------------------------
(Dollars in Millions)                                                  2001                                 2000
                                                           ------------------------------      -------------------------------
                                                               Gross             Gross             Gross             Gross
                                                             Premiums             Par            Premiums             Par
                                                              Written           Written           Written           Written
                                                           ------------      ------------      -------------      ------------
Municipal finance:
 Up-front:
   New issue......................................         $      117.1      $      9,828      $        25.5      $      3,164
   Secondary market...............................                 11.0               677                3.1               333
                                                           ------------      ------------      -------------      ------------
     Sub-total up-front...........................                128.1            10,505               28.6             3,497
 Installment......................................                  7.9               967                5.7               660
                                                           ------------      ------------      -------------      ------------
      Total municipal finance.....................                136.0            11,472               34.3             4,157
                                                           ------------      ------------      -------------      ------------
Structured finance:
   Up-front.......................................                  6.2               650               18.5             1,859
   Installment....................................                 33.8             9,058               25.5             6,597
                                                           ------------      ------------      -------------      ------------
      Total structured finance....................                 40.0             9,708               44.0             8,456
                                                           ------------      ------------      -------------      ------------
International/(1)/:
   Up-front.......................................                 42.6             1,330               28.4             1,453
   Installment....................................                 18.1             5,161               15.0             7,967
                                                           ------------      ------------      -------------      ------------
      Total international.........................                 60.7             6,491               43.4             9,420
                                                           ------------      ------------      -------------      ------------
      Total.......................................         $      236.7      $     27,671      $       121.7      $     22,033
                                                           ------------      ------------      -------------      ------------
Total up-front....................................         $      176.9      $     12,485      $        75.5      $      6,809
Total installment.................................                 59.8            15,186               46.2            15,224
                                                           ------------      ------------      -------------      ------------
      Total.......................................         $      236.7      $     27,671      $       121.7      $     22,033
                                                           ============      ============      =============      ============



                                                                               Six Months Ended June 30,
                                                         ---------------------------------------------------------------------
(Dollars in Millions)                                                   2001                                2000
                                                         --------------------------------    ---------------------------------
                                                              Gross             Gross              Gross             Gross
                                                            Premiums             Par             Premiums             Par
                                                             Written           Written            Written           Written
                                                         --------------    --------------    ---------------    --------------
Municipal finance:
  Up-front:
    New issue.......................................     $        152.2    $       14,366    $          49.0    $        5,179
    Secondary market................................               15.5             1,224                6.4               596
                                                         --------------    --------------    ---------------    --------------
      Sub-total up-front............................              167.7            15,590               55.4             5,775
  Installment.......................................               13.9             1,871               10.3               815
                                                           ------------      ------------      -------------      ------------
          Total municipal finance...................              181.6            17,461               65.7             6,590
                                                         --------------    --------------    ---------------    --------------
Structured finance:
    Up-front........................................                6.8               734               18.6             1,859
    Installment.....................................               66.0            14,997               48.5            14,589
                                                           ------------      ------------      -------------      ------------
          Total structured finance..................               72.8            15,731               67.1            16,448
                                                         --------------    --------------    ---------------    --------------
International/(1)/:
    Up-front........................................               57.7             1,792               32.6             1,740
    Installment.....................................               34.2             9,640               25.6            11,853
                                                           ------------      ------------      -------------      ------------
          Total  international......................               91.9            11,432               58.2            13,593
                                                           ------------      ------------      -------------      ------------
          Total.....................................     $        346.3    $       44,624    $         191.0    $       36,631
                                                           ------------      ------------      -------------      ------------
Total up-front......................................     $        232.2    $       18,116    $         106.6    $        9,374
Total installment...................................              114.1            26,508               84.4            27,257
                                                         --------------    --------------    ---------------    --------------
          Total.....................................     $        346.3    $       44,624    $         191.0    $       36,631
                                                         ==============    ==============    ===============    ==============

(1) International par written includes structured credit derivatives of $4,215 million and $6,072 million for the three months ended June 30, 2001 and 2000, respectively, and $7,511 million and $9,329 million for the six months ended June 30, 2001 and 2000, respectively. Previously, gross par written was net of par related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture agreement that ceased during 2000. Prior period amounts have been restated.

     Ceded Premiums Written. Ceded premiums written for the three and six months
     -----------------------
ended June 30, 2001 were $23.8 million and $36.5 million, respectively, a decrease of 9% from $26.2

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)


million in the three months ended June 30, 2000 and a decrease of 14% from $42.4 million in the six months ended June 30, 2000. Ceded premiums written were 10.0% and 10.5% of gross premiums written for the three and six months ended June 30, 2001, respectively, compared with 21.6% and 22.2% for the three and six months ended June 30, 2000, respectively. The decline in ceded premiums written for the second quarter of 2001 was largely due to lower cessions on international policies, partially offset by higher municipal cessions. The decrease in ceded premiums written for the six months ended June 30, 2001 was primarily from a one-time cede of municipal health care exposure during the first quarter of 2000 and lower cessions on international policies. During the second quarter of 2001, Ambac Assurance began ceding under a new surplus share treaty that covers certain large new issue policies that are underwritten directly by Ambac Assurance.

     Net Premiums Written. Net premiums written for the three and six months
     ---------------------
ended June 30, 2001 were $212.9 million and $309.9 million, respectively. Increases of 123% and 109% from $95.4 million for the three months ended June 30, 2000 and $148.6 million for the six months ended June 30, 2000, respectively, reflects the higher level of gross premiums written as well as lower ceded premiums during their respective 2001 periods.

     Net Premiums Earned. Net premiums earned during the three and six months
     --------------------
ended June 30, 2001 were $93.4 million and $178.5 million, respectively, an increase of 15% from $80.9 million in the three months ended June 30, 2000, and an increase of 17% from $152.1 million in the six months ended June 30, 2000. These increases were primarily the result of the larger financial guarantee book of business during the periods. Normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") increased 17% from $70.5 million in the second quarter of 2000 to $82.8 million in the second quarter of 2001. Normal net premiums earned for the six months ended June 30, 2001 were $161.8 million, an increase of 18% from $137.1 million in the six months ended June 30, 2000. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas, particularly structured and international finance.

     Net premiums earned include accelerated premiums that result from refundings. When a guaranteed issue is called by the issuer or is in substance paid in advance through a refunding, the remaining unearned premium is recognized at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and six months ended June 30, 2001 included $10.6 million (which had a net income per diluted share effect of $0.06) and $16.7 million (which had a net income per diluted share effect of $0.09) from refundings. Net premiums earned for the three and six months ended June 30, 2000 included $10.4 million (which had a net income per diluted share effect of $0.06) and $15.0 million (which had a net income per diluted share effect of $0.08) from refundings. During the second quarter of 2000, Ambac performed a detailed review of its insured book of business. This review resulted in the reporting of refunded issues totaling approximately $7.5 million (net income per diluted share effect of $0.04) during the second quarter of 2000.

     Net Investment Income. Net investment income for the three and six months
     ----------------------
ended June 30, 2001 was $65.1 million and $129.5 million, respectively, an increase of 11% from $58.9 million in the three months ended June 30, 2000 and an increase of 11% from $116.5 million in the six months ended June 30, 2000. The increases were primarily attributable to the growth of the investment portfolio from ongoing operations, partially offset by a lower

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

reinvestment rate due to the current interest rate environment. Ambac Assurance's investments in tax-exempt securities amounted to 70% of the total fair value of its portfolio as of June 30, 2001, versus 76% at June 30, 2000. The average pre-tax yield-to-maturity on the investment portfolio was 5.92% and 6.12% as of June 30, 2001 and 2000, respectively.

     Net Realized Gains (Losses).  Net realized gains for the three months ended
     ----------------------------
June 30, 2001 were $0.7 million. Net realized losses for the six months ended June 30, 2001 were $3.6 million. This compares to net realized gains of $0.9 million and $0.4 million for the three and six months ended June 30, 2000. Included in net realized gains (losses) for the three and six months ended June 30, 2001 are gains of $0.2 million and losses of $4.1 million, respectively, of changes in foreign exchange related to Ambac Assurance's foreign denominated short-term investments. Foreign exchange losses related to Ambac Assurance's foreign denominated short-term investments for the three and six months ended June 30, 2000 were $1.1 million and $2.0 million, respectively.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     ------------------------------------
for the three and six months ended June 30, 2001 were $4.8 million and $9.4 million, respectively, compared to $3.6 million and $6.8 million for the three and six months ended June 30, 2000, respectively. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the financial guarantee portfolio. The liability for losses and loss adjustment expenses consists of the active credit reserve, which represents an estimate of the expected annual levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default, and case basis loss reserves for obligations in monetary default, or, in the judgement of management, for which default is imminent. The following table summarizes Ambac's loss reserves split between case basis loss reserves and active credit reserves at June 30, 2001 and December 31, 2000.

     (Dollars in millions)                                                        June 30,                   December 31,
                                                                                   2001                         2000
                                                                          ---------------------        -----------------------
     Net loss and loss adjustment expense reserves:
         Case basis reserves *                                                   $ 36.9                       $ 31.0
         Active credit reserves                                                   103.1                        100.3
                                                                         -----------------------     -----------------------
     Total                                                                       $140.0                       $131.3
                                                                           -----------------------     -----------------------

     (*) After netting reinsurance recoverable amounting to $1.9 million and $1.1 million at June 30, 2001 and December 31, 2000, respectively.

     Management continually reviews and monitors the guaranteed book of business for potential problem credits. Net additions were made to the case reserves of $5.9 million and $4.5 million for the six months ended June 30, 2001 and 2000, respectively. Losses paid and recoveries of previously paid losses were $1.6 million and $0.8 million for the six months ended June 30, 2001, respectively, and $1.2 million and zero for the six months ended June 30, 2000, respectively. The entire case reserves, losses paid and recoveries relate to the municipal finance book of business for all periods presented.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     ------------------------------------
for the three and six months ended June 30, 2001 were $17.4 million and $34.1 million, respectively, an increase of 25% from $13.9 million in the three months ended June 30, 2000 and an increase of 24% from $27.4 million in the six months ended June 30, 2000. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)


commissions. During the three and six month periods ended June 30, 2001, gross underwriting and operating expenses were $26.3 million and $51.3 million, respectively, an increase of 28% from $20.6 million in the three months ended June 30, 2000 and an increase of 25% from $41.0 million in the six months ended June 30, 2000. The increase reflects the overall increased business activity during the periods and are primarily due to increased compensation related to new hires and increased premium tax expense. Underwriting and operating expenses deferred for the three and six months ended June 30, 2001 were $16.0 million and $31.3 million, respectively, and $12.6 million and $25.0 million for the three and six months ended June 30, 2001, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 2001 were $7.1 million and $14.1 million, respectively, and $5.9 million and $11.3 million for the three and six months ended June 30, 2000, respectively.


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

     Revenues.  Revenues, excluding realized gains and losses, for the three and
     ---------
six months ended June 30, 2001 were $11.8 million and $26.2 million, respectively, a decrease of 44% from $21.1 million in revenues for the second quarter of 2000 and a decrease of 26% from $35.6 million for the six months ended June 30, 2000. A decrease in municipal swap revenues of 54%, to $6.0 million in the second quarter of 2001 from $13.0 million in the second quarter of 2001, was due to lower inception revenue during the second quarter of 2001. Investment agreements declined 54%, from $5.2 million in revenues in the second quarter of 2000 to $2.4 million in the second quarter of 2001, is due to lower interest rate spreads. Investment advisory and cash management revenues increased 13% to $3.4 million in the second quarter of 2001 compared to $3.0 million in the second quarter of 2000. Interest rate swap revenues for the six months ended June 30, 2001 were $13.1 million, down 30% from $18.8 million in the six months ended June 30, 2000. Investment agreement revenues for the six months ended June 30, 2001 were $6.4 million, down 41% from $10.8 million in the six months ended June 30, 2000. Investment advisory and cash management revenues for the six months ended June 30, 2001 were $6.7 million, up 14% from $5.9 million in the six months ended June 30, 2000.

     Expenses. Expenses for the three and six months ended June 30, 2001 were
     ---------
$6.0 million and $11.6 million, respectively, down 5% from $6.3 million in the three months ended June 30, 2000 and down 9% from $12.8 million in the six months ended June 30, 2000.


     Corporate Items

     Income Taxes. Income taxes for the three and six months ended June 30, 2001
     -------------
were at an effective rate of 23.2% and 23.8%, respectively, versus 24.2% and 23.9% for the three and six months ended June 30, 2000. The decreased effective tax rate in the second quarter of 2001 is primarily the result of a favorable settlement of a state income tax audit. The increase

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

in the effective rate for the six months ended 2001 as compared to the prior period is due to increased underwriting profits, partially offset by the favorable settlement of a state income tax audit.


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

     Core Earnings. Ambac defines core earnings as consolidated net income, less
     --------------
the effect of net realized gains and losses, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three and six months ended June 30, 2001 were $101.2 million and $197.7 million, respectively, an increase of 12% from $90.7 million for the three months ended June 30, 2000 and an increase of 13% from $174.2 million for the six months ended June 30, 2000. These increases were primarily the result of: higher normal net premiums earned from the growth in the financial guarantee book of business and higher net investment income from financial guarantee operations. These increases were partially offset by higher expenses in the financial guarantee segment and lower revenues from both the interest rate swap and investment agreement businesses in the financial services segment.

     Operating Earnings. Ambac defines operating earnings as consolidated net
     -------------------
income, less the effect of net realized gains and losses and certain non-recurring items. Operating earnings for the three and six months ended June 30, 2001 were $107.2 million and $207.2 million, respectively, an increase of 11% from $96.6 million in the three months ended June 30, 2000 and an increase of 13% from $182.7 million for the six months ended June 30, 2000.

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and six months ended June 30, 2001 and 2000:

                                                            Three Months Ended      Six Months Ended
                                                                  June 30,               June 30,
                                                          -------------------------------------------
(Dollars in Millions)                                       2001          2000     2001         2000
                                                          -------       -------  -------      -------
Net Income.........................................       $ 107.6       $ 92.6   $ 205.2      $ 178.3

Net realized (gains) losses, after tax.............          (0.4)         4.0       1.6          4.4

Non-recurring item, after tax......................             -            -       0.4            -
                                                          -------       ------   -------      -------
   Operating earnings..............................         107.2         96.6     207.2        182.7

Premiums earned from refundings, calls and other
 accelerations, after tax..........................          (6.0)        (5.9)     (9.5)        (8.5)

                                                          -------       ------   -------      -------
   Core earnings...................................       $ 101.2       $ 90.7   $ 197.7      $ 174.2
                                                          =======       ======   =======      =======

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written
--------------------------------
as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Previously, adjusted gross premiums was net of premiums related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture that ceased during 2000. Prior period amounts have been restated. Adjusted gross premiums for the three and six months ended June 30, 2001 were $307.8 million and $465.5 million, respectively, up 44% from $214.2 million in the three months ended June 30, 2000 and up 39% from $334.7 million in the six months ended June 30, 2000. The increases in 2001 were primarily due to increased activity in municipal and structured finance, partially offset by a decline in international. On the municipal side, Ambac benefited from increased municipal volume resulting from the lower interest rate environment. Included in the overall mix of insured municipal issues were several large transportation deals and several high-quality health care issues. The structured business was dominated by consumer asset-backed transactions, including the traditional mortgage-backed market and auto rental securitizations. Adjusted gross premiums for the five largest structured transactions increased from $37.1 million (one greater than $10 million) in the second quarter of 2000 to $48.7 million (two greater than $10 million) in the second quarter of 2001. Though international premiums written declined, the comparison in part reflects the fact that the second quarter of 2000 included an unusually large securitization issue in the United Kingdom. International premiums in the second quarter of 2001 included a number of utilities and a Private Finance Initiative transaction in the United Kingdom. The present value of future installment premiums written for the three and six months ended June 30, 2001 was $130.9 million and $233.2 million, respectively, a decrease of 6% from $138.7 million written in the second quarter of 2000 and an increase of 2% from $228.1 million in the six months ended June 30, 2000.

     The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and six months ended June 30, 2001 and 2000:

                                                         Three Months Ended June 30,             Six Months Ended June 30,
                                                   -------------------------------------   -------------------------------------
(Dollars in Millions)                                2001       %        2000        %       2001       %       2000       %
                                                   -------   -------   --------   ------   -------   ------   --------  --------
Municipal Finance:
    Up-front:
       New issue.............................       $117.1        38%   $  25.5       12%   $152.2       33%    $ 49.0        14%
       Secondary market......................         11.0         4        3.1        1      15.5        3        6.4         2
                                                   -------   -------   --------   ------   -------   ------   --------  --------
          Sub-total up-front.................        128.1        42       28.6       13     167.7       36       55.4        16
    Installment..............................         17.0         5       10.6        5      25.7        5       13.9         4
                                                   -------   -------   --------   ------   -------   ------   --------  --------
              Total Municipal Finance........        145.1        47       39.2       18     193.4       41       69.3        20
                                                   -------   -------   --------   ------   -------   ------   --------  --------
Structured Finance:
       Up-front..............................          6.2         2       18.5        9       6.9        2       18.6         6
       Installment...........................         73.3        24       47.4       22     126.4       27      104.1        31
                                                   -------   -------   --------   ------   -------   ------   --------  --------
            Total Structured Finance.........         79.5        26       65.9       31     133.3       29      122.7        37
                                                   -------   -------   --------   ------   -------   ------   --------  --------
International /(1)/:
       Up-front..............................         42.6        14       28.4       13      57.7       12       32.6        10
       Installment...........................         40.6        13       80.7       38      81.1       18      110.1        33
                                                   -------   -------   --------   ------   -------   ------   --------  --------
            Total  International.............         83.2        27      109.1       51     138.8       30      142.7        43
                                                   -------   -------   --------   ------   -------   ------   --------  --------
Total adjusted gross premiums................       $307.8       100%   $ 214.2      100%   $465.5      100%    $334.7       100%
                                                   =======   =======   ========   ======   =======   ======   ========  ========

Total up-front...............................       $176.9        57%   $  75.5       35%   $232.3       50%    $106.6        32%
Total installment............................        130.9        43      138.7       65     233.2       50      228.1        68
                                                   -------   -------   --------   ------   -------   ------   --------  --------
Total  adjusted gross premiums...............       $307.8       100%   $ 214.2      100%   $465.5      100%    $334.7       100%
                                                   =======   =======   ========   ======   =======   ======   ========  ========

(1) Adjusted gross premiums written include reinsurance assumed of $27.1 million and $41.6 million in the second quarter and six months of 2001. Adjusted gross premiums written also include structured credit derivatives of $10.4 million and $14.7 million for the three and six months ended June 30,2001, respectively, and $14.2 million and $26.0 million for the three and six months ended June 30, 2000, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. Ambac's liquidity, both on a short-
     --------------------------------------
term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's and other subsidiaries' ability to pay dividends or make payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 2001, Ambac Assurance paid dividends of $34.0 million on its common stock to Ambac. Also during the six months ended June 30, 2001, Ambac Capital Corporation, a financial services wholly-owned subsidiary paid dividends of $1.0 million on its common stock to Ambac.

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

     Credit Facilities.  Ambac and Ambac Assurance have a revolving credit
     ------------------
facility with four major international banks for $200 million, which expires in August 2002 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under this credit facility.

     Ambac Assurance maintains third party capital support in the form of seven-year irrevocable limited recourse credit facilities from a group of highly rated banks for $800 million. These credit facilities provide liquidity to Ambac Assurance in the event claims from municipal or certain structured obligations in its covered portfolios exceed specified levels. Repayments of amounts drawn under the credit facilities are limited primarily to the amount of any recoveries of losses related to policy obligations in the covered portfolios. The line expires in December 2007. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under these facilities.

     Ambac Credit Products, L.L.C. has a revolving credit facility with one major international bank for $50 million that expires in June 2002 and provides a three-year term loan provision. The facility is available to Ambac Credit Products for general corporate purposes, including payments in regard to its structured credit derivative activities. As of June 30, 2001 and December 31, 2000, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of Ambac has authorized
     -------------------------
the establishment of a stock repurchase program that permits the repurchase of up to 9,000,000 shares of Ambac's Common Stock. During the six months ended June 30, 2001, Ambac acquired approximately 150,000 shares for an aggregate amount of $8.4 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 7,641,000 shares for an aggregate amount of $192.3 million.

     Balance Sheet. Total assets as of June 30, 2001 were $10.81 billion, an
     --------------
increase of 7% from $10.12 billion at December 31, 2000. This increase was primarily due to an increase in the fair value of Ambac's investment portfolio. This increase was provided by cash flows from financial guarantee operations. As of June 30, 2001, stockholders' equity was $2.79 billion, a 7% increase from year-end 2000 stockholders' equity of $2.60 billion. The increase stemmed primarily from net income during the period.

     Cash Flows. Net cash provided by operating activities was $326.0 million
     -----------
and $175.5 million during the six months ended June 30, 2001 and 2000, respectively. These cash flows were primarily provided by financial guarantee operations.

     Net cash provided by financing activities was $132.8 million during the six months ended June 30, 2001, of which $143.2 million was provided by investment agreements issued (net of draws paid). For the six months ended June 30, 2000, $766.2 million was used in financing activities, of which $753.2 million was used by investment agreements draws paid (net of investment agreements issued).

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations (Continued)

     Net cash used in investing activities was $469.0 million during the six months ended June 30, 2001, of which $2,450.1 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,824.8 million. For the six months ended June 30, 2000, $589.1 million was provided by investing activities, of which $1,563.5 million was provided by sales and maturities of bonds, partially offset by purchases of bonds totaling $1,014.3 million.

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

     Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac's financial instruments are interest rate risk, basis risk (taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac's Risk Management Group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, "Value-at-Risk" and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

     Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, certain derivative contracts (primarily interest rate swaps) used for hedging purposes.

     Financial instruments that may be adversely affected by changes in basis include Ambac's municipal interest rate swap portfolio. Ambac, through its affiliate Ambac Financial Services, L.P., is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Since late 1995, most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management's monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac's methodology estimates VaR using a 300-day historical "look back" period. This means that changes in market values are simulated using market inputs from the past 300 days. Since no single measure can capture all dimensions of market risk, Ambac supplements its VaR methodology by performing analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of normal market conditions, which might cause abnormal volatility swings or disruptions of market relationships.

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


Item 4 - Submission of Matters to a Vote of Security Holders

     The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 1, 2001, and received the votes set forth below:

     Proposal 1. The following directors were elected to serve on the Company's
     ----------
Board of Directors:

                                             Number of Votes Cast
                                     ------------------------------------
                                            For             Withheld
                                     ------------------------------------

        Phillip B. Lassiter              94,289,393          76,231
        Michael A. Callen                94,289,353          76,271
        Renso L. Caporali                94,287,453          78,171
        Jill M. Considine                94,289,591          76,033
        Richard Dulude                   94,287,091          78,533
        Robert J. Genader                94,289,475          76,149
        W. Grant Gregory                 94,288,138          77,486

There were no broker non-votes for this proposal.

     Proposal 2. The proposal to ratify the selection of KPMG LLP as independent
     ----------
auditors of the Company and its subsidiaries for 2001 was adopted, with 93,801,811 votes in favor, 313,196 votes against and 250,617 votes abstaining. There were no broker non-votes for this proposal.


Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

  Exhibit
  Number       Description
----------     -------------------------------------------------------

     10.26 Second Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 28 2001 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders"), and the Bank of New York, as Agent for the Lenders.

     10.27 Third Amendment to the BNS Agreement dated as of August 3, 2001 among Ambac and Ambac Assurance as the Borrowers, Citibank, N.A. as the Document Agent and as Lender, The Bank of New York and Caja Madrid, each as co-agent and as Lender, and The Bank of Nova Scotia, as Administrative Agent for the Lenders and, as Lender.

  Exhibit
  Number       Description

     99.04     Ambac Assurance Corporation and Subsidiaries
               Consolidated Unaudited Financial Statements as of
               June 30, 2001 and December 31, 2000 and for the periods ended June 30, 2001 and 2000.



(b)  Reports on Form 8-K:

     On July 23, 2001, Ambac filed a Current Report on Form 8-K with its July
                                                       --------
18, 2001 press release containing unaudited interim financial information and accompanying discussion for the three and six months ended June 30, 2001.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Ambac Financial Group, Inc.
                                        (Registrant)



Dated: August 10, 2001                  By: /s/ Frank J. Bivona
                                            --------------------------
                                            Frank J. Bivona
                                            Vice Chairman and Chief
                                            Financial Officer (Principal
                                            Financial and Accounting Officer
                                            and Duly Authorized Officer)

                                 INDEX TO EXHIBITS



  Exhibit
  Number       Description
----------     ------------------------------------------------------

     10.26 Second Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 28 2001 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders"), and the Bank of New York, as Agent for the Lenders.

     10.27 Third Amendment to the BNS Agreement dated as of August 3, 2001 among Ambac and Ambac Assurance as the Borrowers, Citibank, N.A. as the Document Agent and as Lender, The Bank of New York and Caja Madrid, each as co-agent and as Lender, and The Bank of Nova Scotia, as Administrative Agent for the Lenders and, as Lender.

     99.04     Ambac Assurance Corporation and Subsidiaries
               Consolidated Unaudited Financial Statements as of
               June 30, 2001 and December 31, 2000 and for the periods ended June 30, 2001 and 2000.