Form 10-Q
period 2001-09-30
AMBAC FINANCIAL GROUP INC
filed 2001-11-14
CIK 874501

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of October 31 2001, 105,533,118 shares of Common Stock, par value $0.01 per share, (net of 487,419 treasury shares) of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                                    PAGE
                                                                                                    ----
PART I  FINANCIAL INFORMATION

Item 1. Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

        Consolidated Balance Sheets - September 30, 2001
        And December 31, 2000 .....................................................................    3

        Consolidated Statements of Operations - three months and nine months
        Ended September 30, 2001 and 2000 .........................................................    4

        Consolidated  Statements of Stockholders' Equity - nine months ended September 30, 2001 and
        2000 ......................................................................................    5

        Consolidated Statements of Cash Flows - nine months ended
        September 30, 2001 and 2000 ...............................................................    6

        Notes to Consolidated Unaudited Financial Statements ......................................    7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations .......................................................   11

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk ...............................................................................   22

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..........................................................   24

SIGNATURES ........................................................................................   25

INDEX TO EXHIBITS..................................................................................   26

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                  Ambac Financial Group, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                    September 30, 2001 and December 31, 2000

                             (Dollars in Thousands)

                                                                                September 30, 2001         December 31, 2000
                                                                                ------------------         -----------------
                                                                                   (unaudited)
Assets
------
Investments:
        Fixed income securities, at fair value
               (amortized cost of $7,643,798 in 2001 and $6,743,450 in 2000)               $7,866,192                 $6,825,152
        Fixed income  securities pledged as collateral, at fair value
               (amortized cost of $1,067,256 in 2001 and $1,238,401 in 2000)                1,083,593                  1,239,349
        Short-term investments, at cost (approximates fair value)                             184,809                    253,519
        Other                                                                                   1,933                      5,852
                                                                                ----------------------     ----------------------
               Total investments                                                            9,136,527                  8,323,872

Cash                                                                                           99,585                     20,493
Cash pledged as collateral                                                                     11,842                     24,935
Securities purchased under agreements to resell                                               361,100                    255,786
Receivable for investment agreements                                                           67,518                      6,663
Receivable for securities sold                                                                  5,381                      1,926
Investment income due and accrued                                                             119,456                    130,692
Reinsurance recoverable                                                                         1,919                      1,091
Prepaid reinsurance                                                                           265,811                    242,604
Deferred acquisition costs                                                                    160,765                    153,424
Loans                                                                                         720,327                    695,251
Other assets                                                                                  460,272                    263,563
                                                                                ----------------------     ----------------------
               Total assets                                                               $11,410,503                $10,120,300
                                                                                ======================     ======================

Liabilities and Stockholders' Equity

Liabilities:
        Unearned premiums                                                                  $1,719,890                 $1,546,290
        Losses and loss adjustment expense reserve                                            146,613                    132,445
        Ceded reinsurance balances payable                                                     20,159                     10,892
        Obligations under investment and payment agreements                                 3,653,081                  3,509,049
        Obligations under investment repurchase agreements                                  1,527,055                  1,383,882
        Deferred income taxes                                                                 167,183                    106,035
        Current income taxes                                                                   60,206                     25,628
        Debentures                                                                            416,633                    424,061
        Accrued interest payable                                                               75,280                     90,575
        Other liabilities                                                                     500,138                    291,394
        Payable for securities purchased                                                      160,323                      3,935
                                                                                ----------------------     ----------------------
               Total liabilities                                                            8,446,561                  7,524,186
                                                                                ----------------------     ----------------------

Stockholders' equity:
        Preferred stock                                                                             -                          -
        Common stock                                                                            1,060                      1,060
        Additional paid-in capital                                                            544,519                    533,558
        Accumulated other comprehensive income                                                136,651                     45,154
        Retained earnings                                                                   2,303,313                  2,035,209
        Common stock held in treasury at cost                                                 (21,601)                   (18,867)
                                                                                ----------------------     ----------------------
               Total stockholders' equity                                                   2,963,942                  2,596,114
                                                                                ----------------------     ----------------------
               Total liabilities and stockholders' equity                                 $11,410,503                $10,120,300
                                                                                ======================     ======================



      See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)

                For the Periods Ended September 30, 2001 and 2000
                    (Dollars in Thousands Except Share Data)


                                                           Three Months Ended                       Nine Months Ended
                                                             September 30,                            September 30,
                                                  -------------------------------------   --------------------------------------
                                                        2001                2000                2001                 2000
                                                  -------------------------------------   --------------------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                               $152,918            $147,949             $499,253            $338,956
     Ceded premiums written                                (35,874)            (20,077)             (72,342)            (62,451)
                                                  -----------------   -----------------   ------------------   -----------------
       Net premiums written                               $117,044            $127,872             $426,911            $276,505
                                                  =================   =================   ==================   =================

     Net premiums earned                                   $98,019             $78,695             $276,547            $230,774
     Net fees and other premiums earned                      3,323               5,645               16,423              10,693
     Net investment income                                  67,318              61,090              196,852             177,623
     Net realized gains (losses)                             6,633              (2,535)               3,009              (2,103)

  Financial Services:
     Revenue                                                10,231              10,856               36,457              46,425
     Net realized losses                                    (3,589)               (600)              (2,524)             (7,871)

  Other:
     Revenue                                                   786                 517                3,093               1,522
     Net realized losses                                    (1,383)                  -               (1,383)                  -
                                                  -----------------   -----------------   ------------------   -----------------
       Total revenues                                      181,338             153,668              528,474             457,063
                                                  -----------------   -----------------   ------------------   -----------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                     5,100               3,908               14,500              10,757
     Underwriting and operating expenses                    16,602              13,208               50,671              40,562
  Financial Services                                         5,023               5,808               16,627              18,563
  Interest                                                   9,370               9,394               28,338              28,153
  Other                                                        921               2,010                4,372               5,424
                                                  -----------------   -----------------   ------------------   -----------------

       Total expenses                                       37,016              34,328              114,508             103,459
                                                  -----------------   -----------------   ------------------   -----------------

Income before income taxes                                 144,322             119,340              413,966             353,604
Provision for income taxes                                  33,314              28,432               97,398              84,418
                                                  -----------------   -----------------   ------------------   -----------------
Income before accounting change                            111,008              90,908              316,568             269,186
Cumulative effect of accounting change
 (net of income taxes of $219)                                   -                   -                 (408)                  -
                                                  -----------------   -----------------   ------------------   -----------------
       Net income                                         $111,008             $90,908             $316,160            $269,186
                                                  =================   =================   ==================   =================

Net income per share:
       Basic                                                 $1.05               $0.86                $2.99               $2.57
                                                  =================   =================   ==================   =================
       Diluted                                               $1.02               $0.84                $2.90               $2.51
                                                  =================   =================   ==================   =================

Weighted average number of common
  shares outstanding:

       Basic                                           105,781,745         105,111,708          105,753,654         104,882,927
                                                  =================   =================   ==================   =================
       Diluted                                         109,077,058         107,732,178          108,980,936         107,051,811
                                                  =================   =================   ==================   =================


     See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                   (Unaudited)
                For The Periods Ended September 30, 2001 and 2000

                             (Dollars in Thousands)

                                                                              2001                              2000
                                                                -------------------------------   --------------------------------
Retained Earnings:
       Balance at January 1                                         $2,035,209                         $1,713,446
       Net income                                                      316,160        $316,160            269,186        $269,186
                                                                               ----------------                   ----------------
       Dividends declared - common stock                               (26,439)                           (23,775)
       Exercise of stock options                                       (21,617)                           (10,035)
                                                                ---------------                   ----------------
       Balance at September 30                                      $2,303,313                         $1,948,822
                                                                ---------------                   ----------------

Accumulated Other Comprehensive Income (Loss):
       Balance at January 1                                            $45,154                          ($187,540)
       Unrealized gains on securities, $148,148 and
         $168,221, pre-tax in 2001 and 2000, respectively(1)                            93,021                            103,552
       Cumulative effect of accounting change                                             (880)                                 -
       Loss on derivative transactions                                                    (377)                                 -
       Foreign currency translation loss                                                  (267)                            (1,881)
                                                                               ----------------                   ----------------
       Other comprehensive income                                       91,497          91,497            101,671         101,671
                                                                -------------------------------   --------------------------------
       Comprehensive income                                                           $407,657                           $370,857
                                                                               ================                   ================
       Balance at September 30                                        $136,651                           ($85,869)
                                                                ---------------                   ----------------

Preferred Stock:
       Balance at January 1 and September 30                                $-                                 $-
                                                                ---------------                   ----------------

Common Stock:
       Balance at January 1 and September 30                            $1,060                               $707
                                                                ---------------                   ----------------

Additional Paid-in Capital:
       Balance at January 1                                           $533,558                           $525,012
       Exercise of stock options tax benefit                            10,961                              7,741
                                                                ---------------                   ----------------
       Balance at September 30                                        $544,519                           $532,753
                                                                ---------------                   ----------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                           ($18,867)                          ($33,175)
       Cost of shares acquired                                         (35,855)                           (15,037)
       Shares issued under equity plans                                 33,121                             24,343
                                                                ---------------                   ----------------
       Balance at September 30                                        ($21,601)                          ($23,869)
                                                                ---------------                   ----------------


Total Stockholders' Equity at September 30                          $2,963,942                         $2,372,544
                                                                ===============                   ================
(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period                         $94,505                            $97,069
Less: reclassification adjustment for net gains (losses)
    included in net income                                               1,484                             (6,483)
                                                                ---------------                   ----------------
Net unrealized gains on securities                                     $93,021                           $103,552
                                                                ===============                   ================



     See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                For The Periods Ended September 30, 2001 and 2000
                             (Dollars in Thousands)

                                                                                               Nine Months Ended
                                                                                                  September 30,
                                                                                      -------------------------------------
                                                                                           2001                  2000
                                                                                      ----------------      ---------------

Cash flows from operating activities:
     Net income                                                                              $316,160             $269,186
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                              2,630                2,708
     Amortization of bond premium and discount                                                (14,065)              (8,812)
     Current income taxes                                                                      34,578               (3,955)
     Deferred income taxes                                                                      6,859               15,255
     Deferred acquisition costs                                                                (7,341)             (12,089)
     Unearned premiums, net                                                                   150,393               45,161
     Losses and loss adjustment expenses                                                       13,340                6,716
     Ceded reinsurance balances payable                                                         9,267               (1,421)
     Investment income due and accrued                                                         11,236               10,620
     Accrued interest payable                                                                 (15,295)              (5,714)
     Net realized losses                                                                          898                9,974
     Other, net                                                                                (1,168)              (1,499)
                                                                                      ----------------      ---------------
            Net cash provided by operating activities                                         507,492              326,130
                                                                                      ----------------      ---------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                             985,901              899,561
     Proceeds from matured bonds                                                            1,874,727            1,340,538
     Purchases of bonds                                                                    (3,418,853)          (1,643,518)
     Change in short-term investments                                                          68,710               70,682
     Securities purchased under agreements to resell                                         (105,314)             (83,009)
     Loans                                                                                    (25,076)             (11,302)
     Other, net                                                                               (11,264)              (4,441)
                                                                                      ----------------      ---------------
            Net cash (used in) provided by investing activities                              (631,169)             568,511
                                                                                      ----------------      ---------------

Cash flows from financing activities:
     Dividends paid                                                                           (26,439)             (23,775)
     Proceeds from issuance of investment agreements                                        2,045,119            1,314,928
     Payments for investment agreement draws                                               (1,820,596)          (2,205,135)
     Payment agreements                                                                         1,826               11,302
     Payment for buyback of debentures                                                         (7,500)                   -
     Proceeds from sale of treasury stock                                                      33,121               24,343
     Purchases of treasury stock                                                              (35,855)             (15,037)
                                                                                      ----------------      ---------------
            Net cash provided by (used in) financing activities                               189,676             (893,374)
                                                                                      ----------------      ---------------
Net cash flow                                                                                  65,999                1,267
Cash and cash pledged as collateral at January 1                                               45,428               13,588
                                                                                      ----------------      ---------------
     Cash and cash pledged as collateral at September 30                                     $111,427              $14,855
                                                                                      ================      ===============

Supplemental disclosures of cash flow information: Cash paid during the period for:
            Income taxes                                                                      $45,000              $65,400
                                                                                      ================      ===============
            Interest expense on debt                                                          $30,575              $30,481
                                                                                      ================      ===============
            Interest expense on investment agreements                                        $170,601             $217,823
                                                                                      ================      ===============


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

     Ambac's consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the full year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 28, 2001, (ii) Ambac's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, which was filed with the SEC on May 15, 2001, and (iii) Ambac's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, which was filed with the SEC on August 10, 2001.

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

     The following tables summarize the financial information by reportable segment as of and for the three and nine-month periods ended September 30, 2001 and 2000:

                                          Financial       Financial      Corporate       Intersegment
Three months ended September 30,          Guarantee        Services       And Other      Eliminations     Consolidated
                                        --------------  ---------------  -------------  ---------------- ----------------
2001:
    Revenues:
        Unaffiliated customers .......       $175,293         $6,642            ($597)              $-          $181,338
        Intersegment .................          1,031           (972)          17,000          (17,059)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total revenues....................       $176,324         $5,670          $16,403         ($17,059)         $181,338
                                        --------------  ---------------  -------------  ---------------- ----------------
    Income before income taxes:
        Unaffiliated customers .......       $153,591         $1,619         ($10,888)              $-          $144,322
        Intersegment .................          1,087           (958)          16,653          (16,782)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total income before income taxes..       $154,678           $661           $5,765         ($16,782)         $144,322
                                        --------------  ---------------  -------------  ---------------- ----------------
    Identifiable assets...............     $5,581,637     $5,775,782          $53,084               $-       $11,410,503
                                        --------------  ---------------  -------------  ---------------- ----------------
2000:
    Revenues:
        Unaffiliated customers .......       $142,895        $10,256             $517               $-          $153,668
        Intersegment .................            909           (815)          15,958          (16,052)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total revenues....................       $143,804         $9,441          $16,475         ($16,052)         $153,668
                                        --------------  ---------------  -------------  ---------------- ----------------
    Income before income taxes:
        Unaffiliated customers .......       $125,779         $4,448         ($10,887)              $-          $119,340
        Intersegment .................            909           (809)          15,957          (16,057)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total income before income taxes..       $126,688         $3,639           $5,070         ($16,057)         $119,340
                                        --------------  ---------------  -------------  ---------------- ----------------
    Identifiable assets...............     $4,591,374     $5,474,619          $48,731               $-       $10,114,724
                                        --------------  ---------------  -------------  ---------------- ----------------

(Dollars in thousands)


                                          Financial       Financial      Corporate       Intersegment
Nine months ended September 30,           Guarantee        Services       And Other      Eliminations     Consolidated
                                        --------------  ---------------  -------------  ---------------- ----------------
2001:
    Revenues:
        Unaffiliated customers .......       $492,831        $33,933           $1,710               $-          $528,474
        Intersegment .................          3,422         (2,916)          52,000          (52,506)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total revenues....................       $496,253        $31,017          $53,710         ($52,506)         $528,474
                                        --------------  ---------------  -------------  ---------------- ----------------
    Income before income taxes:
        Unaffiliated customers .......       $427,660        $17,306         ($31,000)              $-          $413,966
        Intersegment .................          3,742         (2,775)          50,959          (51,926)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total income before income taxes..       $431,402        $14,531          $19,959         ($51,926)         $413,966
                                        --------------  ---------------  -------------  ---------------- ----------------
    Identifiable assets...............     $5,581,637     $5,775,782          $53,084               $-       $11,410,503
                                        --------------  ---------------  -------------  ---------------- ----------------
2000:
    Revenues:
        Unaffiliated customers .......       $416,987        $38,554           $1,522               $-          $457,063
        Intersegment .................          2,679         (2,463)          47,886          (48,102)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total revenues....................       $419,666        $36,091          $49,408         ($48,102)         $457,063
                                        --------------  ---------------  -------------  ---------------- ----------------
    Income before income taxes:

        Unaffiliated customers .......       $365,668        $19,991         ($32,055)              $-          $353,604
        Intersegment .................          2,679         (2,412)          47,885          (48,152)                -
                                        --------------  ---------------  -------------  ---------------- ----------------
    Total income before income taxes..       $368,347        $17,579          $15,830         ($48,152)         $353,604
                                        --------------  ---------------  -------------  ---------------- ----------------
    Identifiable assets...............     $4,591,374     $5,474,619          $48,731               $-       $10,114,724
                                        --------------  ---------------  -------------  ---------------- ----------------


     The following table summarizes unaffiliated gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and nine-month periods ended September 30, 2001 and 2000.

                                                        Three Months                         Nine Months
                                             ----------------------------------   ----------------------------------
                                              Gross Premiums     Net Premiums       Gross Premiums    Net Premiums
 2001:                                            Written           Earned             Written           Earned
                                             -----------------  ---------------   ------------------ ---------------
     United States ......................            $128,544          $81,340             $382,997        $232,002
     United Kingdom .....................               7,307            2,922               34,732           6,958
     Japan...............................               3,298            2,332                8,808           6,486
     Mexico..............................               4,061            1,885               12,087           5,568
     Australia...........................               2,107              994                7,158           2,787
     France..............................                  95              274                  531             822
     Internationally diversified (1).....               4,247            4,481               24,993          11,801
     Other international.................               3,259            3,791               27,947          10,123
                                             -----------------  ---------------   ------------------ ---------------
         Total...........................            $152,918          $98,019             $499,253        $276,547
                                             -----------------  ---------------   ------------------ ---------------
 2000:
     United States ......................            $124,160          $65,262             $256,963        $196,399
     United Kingdom .....................               1,930            2,130               15,429           4,554
     Japan...............................               1,903            1,737                5,374           4,943
     Mexico..............................               3,960            1,942               12,106           5,555
     Australia...........................               9,163              942               26,589           2,386
     France .............................                 129              268                  650             861
     Internationally diversified (1).....               3,709            4,299                9,656           9,727
     Other international.................               2,995            2,115               12,189           6,349
                                             -----------------  ---------------   ------------------ ---------------
         Total...........................            $147,949          $78,695             $338,956        $230,774
                                             -----------------  ---------------   ------------------ ---------------


1) Internationally diversified includes guarantees with multiple locations of risk and includes components of domestic exposure.

(Dollars in thousands)

(3)  Cumulative Effect of Accounting Change

     In June 1998, the Financial Accounting Standards Board issued FAS Statement 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133, as amended by FAS 138 and related guidance, established accounting and reporting standards for derivative instruments and hedging activities. Ambac adopted FAS 133 and its related guidance on January 1, 2001, that resulted in transition adjustment losses of $0.9 million (net of related income tax) in Accumulated Other Comprehensive Income and $0.4 million (net of related income tax) in net income.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine-month periods ended September 30, 2001 and 2000, and its financial condition as of September 30, 2001 and December 31, 2000. These results are presented for Ambac's two reportable segments: Financial Guarantee and Financial Services.

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

     Any or all of Ambac's forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac's actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws, (6) the policies and actions of the United States and other governments and (7) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac's reports to the SEC.

Results of Operations

     Consolidated Net Income

     Ambac's net income for the three months ended September 30, 2001 was $111.0 million or $1.02 per diluted share. This represents a 22% increase from the three months ended September 30, 2000 in net income of $90.9 million and a 21% increase in net income per diluted share from $0.84 in the three months ended September 30, 2000. The increase in net income was primarily attributable to higher Financial Guarantee operating earnings driven by a $32.4 million, or 23%, increase in revenues, partially offset by lower financial services revenues. Ambac's net income for the nine months ended September 30, 2001 was $316.2 million, or $2.90 per diluted share. This represents an increase of 17% from the comparable prior period net income of $269.2 million, and a 16% increase in net income per diluted share from $2.51 per diluted share for the nine months ended September 30, 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Par Written. Ambac Assurance guaranteed $15.9 billion in par value
     -----------------
bonds during the three months ended September 30, 2001, a 4% decrease from $16.5 billion in par during the comparable prior year period. Par value written for the third quarter of 2001 was comprised of $8.8 billion from municipal bond obligations, $3.9 billion from structured finance obligations and $3.2 billion from international obligations, compared to $7.7 billion, $5.5 billion and $3.3 billion, respectively, in the third quarter of 2000. During the nine months ended September 30, 2001, Ambac Assurance guaranteed $60.5 billion in par value bonds, a 14% increase from $53.1 billion in par during the first nine months of 2000. Par value written for the nine months ended September 30, 2001 was comprised of $26.2 billion from municipal bond obligations, $19.7 billion from structured finance obligations and $14.6 billion from international obligations, compared to $14.2 billion, $22.0 billion, and $16.9 billion, respectively, for the nine months ended September 30, 2000. Municipal obligations issued for the three and nine-month periods ended September 30, 2001 saw increases of 18% and 39% respectively, versus comparable prior year periods. The increase in total issuance was largely the result of the lower interest rate environment. Although Ambac's new issue market share dropped from 29% in the third quarter of 2000 to 24% during the third quarter of 2001, there were increases in insured market penetration during the periods, contributing to the increase in Ambac's insured municipal obligations. Despite the decline in the third quarter of 2001, Ambac's new issue municipal market share increased from 21% for the first nine months of 2000 to 25% for the first nine months of 2001. Declines in structured finance guarantees resulted from lower mortgage-backed guarantees offset by greater penetration into other consumer asset-backed types (auto rental, credit card and lease securitizations). Changes to international guarantees primarily relate to guarantees of structured credit derivatives. Structured credit derivative par guarantees were $1.3 billion and $8.8 billion for the three and nine months ended September 30, 2001, an increase of 117% from $0.6 billion in par in the three months ended September 30, 2000 and a decrease of 12% from $10.0 billion in par during the nine months ended September 30, 2000.

     Gross Premiums Written. Gross premiums written for the three and nine-month
     ----------------------
periods ended September 30, 2001 were $152.9 million and $499.3 million, respectively, an increase of 3% over $147.9 million in the three-month period ended September 30, 2000 and an increase of 47% from $339.0 million in the nine months ended September 30, 2000. Installment premiums written for the three and nine months ended September 30, 2001 were $62.3 million and $176.4 million, respectively, an increase of 29% from $48.3 million in the three months ended September 30, 2000 and an increase of 33% over $132.7 million in the nine months ended September 30, 2000. The growth in installment premiums is due to the growing book of business in all segments. Structured finance premiums collected up-front decreased from $6.9 million to $0.5 million as a result of a decline in leveraged lease utility transactions. On the municipal side, Ambac saw an increase in writings for the three and nine months ended September 30, 2001. As mentioned above under "Gross Par Written", this was a result of increases in municipal market volume partially offset by a decline in market share for the third quarter of 2001. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                                                      Three Months Ended September 30,
                                                             ----------------------------------------------------
(Dollars in Millions)                                                  2001                       2000
                                                             -------------------------  -------------------------
                                                                Gross        Gross         Gross        Gross
                                                              Premiums        Par        Premiums        Par
                                                               Written      Written       Written      Written
                                                             ------------  -----------  ------------  -----------
Municipal finance:
    Up-front:
      New issue.........................................           $81.1       $7,811         $80.9       $6,720
      Secondary market..................................             2.2          192           2.2          246
                                                             ------------  -----------  ------------  -----------
        Sub-total up-front .............................            83.3        8,003          83.1        6,966
    Installment.........................................             9.5          771           4.2          685
                                                             ------------  -----------  ------------  -----------
           Total municipal finance......................            92.8        8,774          87.3        7,651
                                                             ------------  -----------  ------------  -----------
Structured finance:
      Up-front..........................................             0.5          206           6.9          316
      Installment.......................................            35.2        3,702          29.9        5,187
                                                             ------------  -----------  ------------  -----------
            Total structured finance....................            35.7        3,908          36.8        5,503
                                                             ------------  -----------  ------------  -----------
International(1):

         Up-front.......................................             6.8          898           9.6          696
         Installment....................................            17.6        2,304          14.2        2,614
                                                             ------------  -----------  ------------  -----------
              Total  international......................            24.4        3,202          23.8        3,310
                                                             ------------  -----------  ------------  -----------
              Total.....................................          $152.9      $15,884        $147.9      $16,464
                                                             ============  ===========  ============  ===========

Total up-front..........................................           $90.6       $9,107         $99.6       $7,978
Total installment.......................................            62.3        6,777          48.3        8,486
                                                             ------------  -----------  ------------  -----------
              Total.....................................          $152.9      $15,884        $147.9      $16,464
                                                             ============  ===========  ============  ===========


                                                                       Nine Months Ended September 30,
                                                             ----------------------------------------------------
(Dollars in Millions)                                                  2001                       2000
                                                             -------------------------  -------------------------
                                                                Gross        Gross         Gross        Gross
                                                              Premiums        Par        Premiums        Par
                                                               Written      Written       Written      Written
                                                             ------------  -----------  ------------  -----------
Municipal finance:
    Up-front:
      New issue.........................................          $233.3      $22,177        $129.9      $11,898
      Secondary market..................................            17.7        1,416           8.6          842
                                                             ------------  -----------  ------------  -----------
        Sub-total up-front .............................           251.0       23,593         138.5       12,740
    Installment.........................................            23.4        2,642          14.5        1,500
                                                             ------------  -----------  ------------  -----------
           Total municipal finance......................           274.4       26,235         153.0       14,240
                                                             ------------  -----------  ------------  -----------
Structured finance:
      Up-front..........................................             7.4          940          25.5        2,176
      Installment.......................................           101.2       18,699          78.5       19,776
                                                             ------------  -----------  ------------  -----------
            Total structured finance....................           108.6       19,639         104.0       21,952
                                                             ------------  -----------  ------------  -----------
International(1):

         Up-front.......................................            64.5        2,690          42.2        2,435
         Installment....................................            51.8       11,944          39.8       14,469
                                                             ------------  -----------  ------------  -----------
              Total  international......................           116.3       14,634          82.0       16,904
                                                             ------------  -----------  ------------  -----------
              Total.....................................          $499.3      $60,508        $339.0      $53,096
                                                             ============  ===========  ============  ===========

Total up-front..........................................          $322.9      $27,223        $206.3      $17,351
Total installment.......................................           176.4       33,285         132.7       35,745
                                                             ------------  -----------  ------------  -----------
              Total.....................................          $499.3      $60,508        $339.0      $53,096
                                                             ============  ===========  ============  ===========


(1) International par written includes structured credit derivatives of $1,337 million and $646 million for the three months ended September 30, 2001 and 2000, respectively, and $8,848 million and $9,975 million for the nine months ended September 30, 2001 and 2000, respectively. Previously, gross par written was net of par related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture agreement that ceased during 2000. Prior period amounts have been restated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Ceded Premiums Written. Ceded premiums written for the three and nine
     ----------------------
months ended September 30, 2001 were $35.9 million and $72.3 million, respectively, an increase of 79% from $20.1 million in the three months ended September 30, 2000 and an increase of 16% from $62.5 million in the nine months ended September 30, 2000. Ceded premiums written were 23.5% and 14.5% of gross premiums written for the three and nine months ended September 30, 2001, respectively, compared with 13.6% and 18.4% for the three and nine months ended September 30, 2000, respectively. The increase in ceded premiums written for the third quarter of 2001 was largely due to higher cessions of municipal premiums pursuant to a reinsurance treaty that Ambac Assurance put into place earlier this year. This treaty is designed to limit single risk exposure. The increase in ceded premiums written for the nine months ended September 30, 2001 was primarily from higher cessions of municipal premiums, partly offset by lower cessions on international policies.

     Net Premiums Written. Net premiums written for the three and nine months
     --------------------
ended September 30, 2001 were $117.0 million and $426.9 million, respectively. The 9% decrease from $127.9 million in the three months ended September 30, 2000 reflects the higher level of municipal cessions during the third quarter of 2001, partially offset by slightly higher gross premiums written. The increase of 54% from $276.5 million in the nine months ended September 30, 2000 reflects the higher level of gross premiums written, partially offset by higher premiums ceded to reinsurers in the nine months ended September 30, 2001.

     Net Premiums Earned. Net premiums earned during the three and nine months
     -------------------
ended September 30, 2001 were $98.0 million and $276.5 million, respectively, an increase of 25% from $78.7 million in the three months ended September 30, 2000, and an increase of 20% from $230.8 million in the nine months ended September 30, 2000. These increases were primarily the result of the larger financial guarantee book of business during the periods. Normal net premiums earned (defined as net premiums earned excluding the effects of refundings, calls and other accelerations of previously insured obligations, collectively referred to as "refundings") increased 16% from $75.4 million in the third quarter of 2000 to $87.5 million in the third quarter of 2001. Normal net premiums earned for the nine months ended September 30, 2001 were $249.3 million, an increase of 17% from $212.6 million in the nine months ended September 30, 2000. The increases in normal net premiums earned resulted primarily from strong business written from prior periods in all areas.

     Net premiums earned include accelerated premiums that result from refundings. When a guaranteed issue is called by the issuer or is in substance paid in advance through a refunding, the remaining unearned premium is recognized at that time. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned for the three and nine months ended September 30, 2001 included $10.5 million (which had a net income per diluted share effect of $0.05) and $27.2 million (which had a net income per diluted share effect of $0.14) from refundings. Net premiums earned for the three and nine months ended September 30, 2000 included $3.3 million (which had a net income per diluted share effect of $0.02) and $18.2 million (which had a net income per diluted share effect of $0.10) from refundings.

     Net Investment Income. Net investment income for the three and nine months
     ---------------------
ended September 30, 2001 was $67.3 million and $196.9 million, respectively, an increase of 10% from $61.1 million in the three months ended September 30, 2000 and an increase of 11% from $177.6 million in the nine months ended September 30, 2000. The increases were

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


primarily attributable to the growth of the investment portfolio from ongoing operations, partially offset by a lower reinvestment rate due to the current interest rate environment. The average pre-tax yield-to-maturity on the investment portfolio was 5.82% and 6.15% as of September 30, 2001 and 2000, respectively. Ambac Assurance's investments in tax-exempt securities amounted to 68% of the total fair value of its portfolio as of September 30, 2001, versus 75% at September 30, 2000.

     Net Realized Gains (Losses). Net realized gains for the three and nine
     ---------------------------
months ended September 30, 2001 were $6.6 million and $3.0 million, respectively. This compares to net realized losses of $2.5 million and $2.1 million for the three and nine months ended September 30, 2000. Included in net realized gains for the three and nine months ended September 30, 2001 are foreign exchange gains of $2.6 million and losses of $1.5 million, respectively, related to Ambac Assurance's foreign denominated short-term investments. Foreign exchange losses related to Ambac Assurance's foreign denominated short-term investments for the three and nine months ended September 30, 2000 were $2.3 million and $5.0 million, respectively.

     Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses
     -----------------------------------
for the three and nine months ended September 30, 2001 were $5.1 million and $14.5 million, respectively, compared to $3.9 million and $10.8 million for the three and nine months ended September 30, 2000, respectively. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the financial guarantee portfolio. The liability for losses and loss adjustment expenses consists of the active credit reserve, which represents an estimate of the expected annual levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default, and case basis loss reserves for obligations in monetary default, or, in the judgement of management, for which default is imminent. The following table summarizes Ambac's loss reserves split between case basis loss reserves and active credit reserves at September 30, 2001 and December 31, 2000.

         (Dollars in millions)                                    September 30,          December 31,
                                                                      2001                   2000
         ------------------------------------------------------ ------------------     ------------------
         Net loss and loss adjustment expense reserves:
             Case basis reserves *                                    $31.9                  $31.0
             Active credit reserves                                   112.8                  100.3
                                                                ------------------     ------------------
         Total                                                       $144.7                 $131.3
                                                                ------------------     ------------------


(*) After netting reinsurance recoverable amounting to $1.9 million and $1.1 million at September 30, 2001 and December 31, 2000, respectively.

     Management continually reviews and monitors the guaranteed book of business for potential problem credits. Net additions were made to the case reserves of $5.9 million and $5.1 million for the nine months ended September 30, 2001 and 2000, respectively. Losses paid and recoveries of previously paid losses were $2.2 million and $1.1 million for the nine months ended September 30, 2001, respectively, and $4.0 million and zero for the nine months ended September 30, 2000, respectively. The entire case reserves, losses paid and recoveries relate to the municipal finance book of business for all periods presented.

     Underwriting and Operating Expenses. Underwriting and operating expenses
     -----------------------------------
for the three and nine months ended September 30, 2001 were $16.6 million and $50.7 million, respectively, an increase of 26% from $13.2 million in the three months ended September 30, 2000 and an increase of 25% from $40.6 million in the nine months ended September 30, 2000. Underwriting and operating expenses consist of gross underwriting and operating

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and nine month periods ended September 30, 2001, gross underwriting and operating expenses were $21.5 million and $72.8 million, respectively, a decrease of 4% from $22.5 million in the three months ended September 30, 2000 and an increase of 15% from $63.5 million in the nine months ended September 30, 2000. The decrease in the three months ended September 30, 2001 is a result of lower premium taxes as a result of a refund, partially offset by increased compensation related to new hires. The increase in expenses for the nine months ended September 20, 2001 reflects the overall increased business activity during the period due to increased compensation costs related to new hires. Underwriting and operating expenses deferred for the three and nine months ended September 30, 2001 were $12.2 million and $43.5 million, respectively, and $14.7 million and $39.7 million for the three and nine months ended September 30, 2000, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 2001 were $7.3 million and $21.4 million, respectively, and $5.6 million and $16.9 million for the three and nine months ended September 30, 2000, respectively.

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

     Revenues. Revenues, excluding realized gains and losses, for the three and
     --------
nine months ended September 30, 2001 were $10.2 million and $36.5 million, respectively, a decrease of 6% from $10.9 million in revenues for the third quarter of 2000 and a decrease of 21% from $46.4 million for the nine months ended September 30, 2000. Investment agreements declined 24%, from $4.6 million in revenues in the third quarter of 2000 to $3.5 million in the third quarter of 2001, due to lower interest rate spreads. An increase in municipal swap revenues of 27%, to $3.3 million in the third quarter of 2001 from $2.6 million in the third quarter of 2000, was due to higher post inception revenue during the third quarter of 2001. Investment advisory and cash management revenues decreased 6% to $3.5 million in the third quarter of 2001 compared to $3.7 million in the third quarter of 2000. Investment agreement revenues for the nine months ended September 30, 2001 were $9.8 million, down 36% from $15.4 million in the nine months ended September 30, 2000. Interest rate swap revenues for the nine months ended September 30, 2001 were $16.4 million, down 23% from $21.4 million in the nine months ended September 30, 2000. Investment advisory and cash management revenues for the nine months ended September 30, 2001 were $10.1 million, up 5% from $9.6 million in the nine months ended September 30, 2000.

     Expenses. Expenses for the three and nine months ended September 30, 2001
     --------
were $5.0 million and $16.6 million, respectively, down 14% from $5.8 million in the three months ended September 30, 2000 and down 11% from $18.6 million in the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Corporate Items

     Income Taxes. Income taxes for the three and nine months ended September
     ------------
30, 2001 were at an effective rate of 23.1% and 23.5%, respectively, versus 23.8% and 23.9% for the three and nine months ended September 30, 2000.

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

     Core Earnings. Ambac defines core earnings as consolidated net income, less
     -------------
the effect of net realized gains and losses, unrealized mark-to-market gains and losses in the Company's structured credit derivatives business, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three and nine months ended September 30, 2001 were $105.9 million and $303.6 million, respectively, an increase of 16% from $91.5 million for the three months ended September 30, 2000 and an increase of 14% from $266.5 million for the nine months ended September 30, 2000. These increases were primarily the result of higher normal net premiums earned from the growth in the financial guarantee book of business, higher net investment income and higher structured credit derivative revenue (excluding unrealized mark-to-market losses), all from financial guarantee operations. These increases were partially offset by higher expenses in the financial guarantee segment and lower revenues from the investment agreement business in the financial services segment.

     Operating Earnings. Ambac defines operating earnings as consolidated net
     ------------------
income, less the effect of net realized gains and losses, unrealized mark-to-market gains and losses in the Company's structured credit derivatives business and certain non-recurring items. Operating earnings for the three and nine months ended September 30, 2001 were $111.9 million and $319.1 million, respectively, an increase of 20% from $93.4 million in the three months ended September 30, 2000 and an increase of 15% from $276.9 million for the nine months ended September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table reconciles net income computed in accordance with GAAP to operating earnings and core earnings for the three and nine months ended September 30, 2001 and 2000:

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                        ------------------------------- -- -----------------------------
(Dollars in Millions)                                         2001                 2000          2001            2000
                                                        --------------    -------------    -------------    ------------

Net Income............................................       $111.0             $90.9           $316.2           $269.2

Net realized (gains) losses, after tax................         (1.1)              2.0              0.6              6.5

Unrealized mark-to-market losses, after tax...........          2.0               0.5              1.9              1.2

Non-recurring item, after tax.........................            -                 -              0.4                -
                                                        --------------    -------------    -------------    ------------

         Operating earnings...........................        111.9              93.4            319.1            276.9

Premiums earned from refundings, calls and other
accelerations, after tax..............................         (6.0)             (1.9)           (15.5)           (10.4)
                                                        --------------    -------------    -------------    ------------
         Core earnings................................       $105.9             $91.5           $303.6           $266.5
                                                        ==============    =============    =============    ============


Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written
-------------------------------
as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Previously, adjusted gross premiums was net of premiums related to international deals that were ceded to MBIA Insurance Corporation pursuant to a joint venture that ceased during 2000. Prior period amounts have been restated. Adjusted gross premiums for the three and nine months ended September 30, 2001 were $180.6 million and $646.1 million, respectively, up 1% from $179.3 million in the three months ended September 30, 2000 and up 26% from $514.0 million in the nine months ended September 30, 2000. The increases in 2001 were primarily due to increased activity in municipal finance and international, partially offset by a decline in structured finance. On the municipal side, Ambac benefited from increased municipal volume resulting from the lower interest rate environment and insured penetration, partially offset by lower market share in the third quarter of 2001. The structured business was negatively impacted by the tragic events of September 11, with several large transactions postponed. Adjusted gross premiums for the five largest structured transactions decreased from $28.9 million (three transactions greater than $6 million) in the third quarter of 2000 to $14.9 million (no transactions greater than $6 million) in the third quarter of 2001. International premiums written in the third quarter of 2001 was dominated by a large health care securitization in the United Kingdom.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and nine months ended September 30, 2001 and 2000:


                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                            --------------------------------------  ---------------------------------------
(Dollars in Millions)                         2001        %       2000       %        2001       %        2000        %
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
Municipal Finance:
    Up-front:
      New issue...........................      $81.1       45%    $80.9       45%    $233.3       36%    $130.0        25%
      Secondary market....................        2.2        1       2.2        1       17.7        3        8.6         2
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
        Sub-total up-front ...............       83.3       46      83.1       46      251.0       39      138.6        27
    Installment...........................       15.5        9       6.5        4       41.2        6       20.4         4
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
           Total Municipal Finance........       98.8       55      89.6       50      292.2       45      159.0        31
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
Structured Finance:
      Up-front............................        0.5        -       7.0        4        7.4        1       25.5         5
      Installment.........................       27.1       15      46.6       26      153.5       24      150.8        29
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
         Total Structured Finance.........       27.6       15      53.6       30      160.9       25      176.3        34
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
International (1):
         Up-front.........................        6.8        4       9.6        5       64.5       10       42.2         8
         Installment......................       47.4       26      26.5       15      128.5       20      136.5        27
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
         Total  International.............       54.2       30      36.1       20      193.0       30      178.7        35
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
Total adjusted gross premiums.............     $180.6      100%   $179.3      100%    $646.1      100%    $514.0       100%
                                            ========== ======== ========= ========  =========  =======  =========  ========

Total up-front............................      $90.6       50%    $99.7       56%    $322.9       50%    $206.3        40%
Total installment.........................       90.0       50      79.6       44      323.2       50      307.7        60
                                            ---------- -------- --------- --------  ---------  -------  ---------  --------
Total  adjusted gross premiums............     $180.6      100%  $179.38      100%    $646.1      100%    $514.0       100%
                                            ========== ======== ========= ========  =========  =======  =========  ========


(1) Adjusted gross premiums written include reinsurance assumed of $7.0 million and $48.6 million in the third quarter and nine months of 2001. Adjusted gross premiums written also include structured credit derivatives of $7.4 million and $22.1 million for the three and nine months ended September 30,2001, respectively, and $2.0 million and $29.4 million for the three and nine months ended September 30, 2000, respectively.

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. Ambac's liquidity, both on a
     -------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's and other subsidiaries' ability to pay dividends or make payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 2001, Ambac Assurance paid dividends of $51.0 million on its common stock to Ambac. Also during the nine months ended September 30, 2001, Ambac Capital Corporation, a financial services wholly-owned subsidiary paid dividends of $1.0 million on its common stock to Ambac.

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

     On October 17, 2001, Ambac issued $200.0 million in principal amount of 7.0% debentures due on October 17, 2051. Ambac may not redeem the debentures prior to October 17, 2006. On or after October 17, 2006, Ambac may redeem the debentures at 100% of their principal amount, plus accrued interest to the date of redemption. Use of the net proceeds received from the sale of the debentures will be for general corporate purposes, which include additions to working capital of subsidiaries, acquisitions and repurchases of common stock. These debentures will be listed on the New York Stock Exchange.

     Ambac Assurance Liquidity. The principal uses of Ambac Assurance's
     -------------------------
liquidity are the payment of operating expenses, reinsurance premiums, income taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

     Financial Services Liquidity. The principal uses of liquidity by financial
     ----------------------------
services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses, income taxes and dividends to Ambac. Management believes that its financial services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs of the financial services subsidiaries are satisfied by short-term inter-company loans from Ambac. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial services maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities. Ambac and Ambac Assurance have a revolving credit
     -----------------
facility with four major international banks for $200 million, which expires in August 2002 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under this credit facility.

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

June 2008. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under these facilities.

     Ambac Credit Products, L.L.C. has a revolving credit facility with one major international bank for $50 million that expires in June 2002 and provides a three-year term loan provision. The facility is available to Ambac Credit Products for general corporate purposes, including payments in regard to its structured credit derivative activities. As of September 30, 2001 and December 31, 2000, no amounts were outstanding under this facility.

     Stock Repurchase Program. The Board of Directors of Ambac has authorized
     ------------------------
the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac's Common Stock. During the nine months ended September 30, 2001, Ambac acquired approximately 680,000 shares for an aggregate amount of $35.9 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 8,170,000 shares for an aggregate amount of $219.8 million.

     Balance Sheet. Total assets as of September 30, 2001 were $11.41 billion,
     -------------
an increase of 13% from $10.12 billion at December 31, 2000. This increase was primarily due to an increase in the fair value of Ambac's investment portfolio. As of September 30, 2001, stockholders' equity was $2.96 billion, a 14% increase from year-end 2000 stockholders' equity of $2.60 billion. The increase stemmed primarily from net income during the period and an increase in the value of the investment portfolio due to a decline in interest rates.

     Cash Flows. Net cash provided by operating activities was $507.5 million
     ----------
and $326.1 million during the nine months ended September 30, 2001 and 2000, respectively. These cash flows were primarily provided by financial guarantee operations.

     Net cash provided by financing activities was $189.7 million during the nine months ended September 30, 2001, of which $224.5 million was provided by investment agreements issued (net of draws paid). For the nine months ended September 30, 2000, $893.4 million was used in financing activities, of which $890.2 million was used by investment agreements draws paid (net of investment agreements issued).

     Net cash used in investing activities was $631.2 million during the nine months ended September 30, 2001, of which $3,418.9 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $2,860.6 million. For the nine months ended September 30, 2000, $568.5 million was provided by investing activities, of which $2,240.1 million was provided by sales and maturities of bonds, partially offset by purchases of bonds totaling $1,643.5 million.

     Material Commitments. Ambac has made no commitments for material capital
     --------------------
expenditures within the next twelve months.

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

Item 6 - Exhibits and Reports on Form 8-K

(a)      The following are annexed as exhibits:

Exhibit
Number         Description
---------      ----------------------------------------------------------------
4.08           Form of 7.00% Debenture due October 17,2051. (Filed as Exhibit 1
               to the company's Registration Statement on Form 8-A dated October
               26, 2001 and incorporated herein by reference.)

4.09           Indenture dated as of August 24, 2001 between the Company and The
               Chase Manhattan Bank as trustee. (Filed as Exhibit 4.1 to the
               Company's Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

99.07          Ambac Assurance Corporation and Subsidiaries Consolidated
               Unaudited Financial Statements as of September 30, 2001 and
               December 31, 2000 and for the periods ended September 30, 2001 and 2000.


(b)  Reports on Form 8-K:

     On September 17, 2001, Ambac filed a Current Report on Form 8-K with its September 13, 2001 press release announcing that Ambac does not expect any material claims as a result of the World Trade Center tragedy.

     On September 19, 2001, Ambac filed a Current Report on Form 8-K with its September 18, 2001 press release providing additional information related to the World Trade Center tragedy.

     On October 22, 2001, Ambac filed a Current Report on Form 8-K with its October 17, 2001 press release containing unaudited interim financial information and accompanying discussion for the three and nine months ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Ambac Financial Group, Inc.
                                           (Registrant)

Dated:    November 14, 2001                By: /s/ Frank J. Bivona
                                               ----------------------------
                                               Frank J. Bivona
                                               Vice Chairman and Chief
                                               Financial Officer  (Principal
                                               Financial and Accounting Officer
                                               and Duly Authorized Officer)

                                INDEX TO EXHIBITS

Exhibit
Number         Description
---------      ----------------------------------------------------------------
99.07          Ambac Assurance Corporation and Subsidiaries Consolidated
               Unaudited Financial Statements as of September 30, 2001 and
               December 31, 2000 and for the periods ended September 30, 2001 and 2000.