Form 10-K
period 2001-12-31
AMBAC FINANCIAL GROUP INC
filed 2002-03-26
CIK 874501

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                 Commission File Number
December 31, 2001                                                        1-10777

                           Ambac Financial Group, Inc.
             (Exact name of Registrant as specified in its charter)

               Delaware                                  13-3621676
       (State of incorporation)             (I.R.S. employer identification no.)

        One State Street Plaza
          New York, New York                               10004
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 2002 was $6,172,530,043 (based upon the closing price of the Registrant's shares of the New York Stock Exchange on March 18, 2002, which was $59.33). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

     As of March 18, 2002, 105,909,028 shares of Common Stock, par value $0.01 per share, (net of 111,509 treasury shares) were outstanding.

                       Documents Incorporated By Reference

     Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001 are incorporated by reference into Parts II and IV hereof. The Registrant's Proxy Statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the Annual Meeting of Stockholders scheduled to be held on May 7, 2002 are incorporated by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I
Item 1.             Business ........................................................      1

Item 2.             Properties ......................................................     25

Item 3.             Legal Proceedings ...............................................     25

Item 4.             Submission of Matters to a
                    Vote of Security Holders ........................................     25

PART II
Item 5.             Market for Registrant's Common
                    Equity and Related Stockholder Matters ..........................     25

Item 6.             Selected Financial Data .........................................     25

Item 7.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .............................     26

Item 7A.            Quantitative and Qualitative Disclosures                              26
                    About Market Risk................................................

Item 8.             Financial Statements and Supplementary Data .....................     26

Item 9.             Changes in and Disagreements With Accountants on
                    Accounting and Financial Disclosure .............................     26

PART III
Item 10.            Directors and Executive Officers
                    of the Registrant ...............................................     26

Item 11.            Executive Compensation ..........................................     26

Item 12.            Security Ownership of Certain
                    Beneficial Owners and Management ................................     26

Item 13.            Certain Relationships and
                    Related Transactions ............................................     27
PART IV
Item 14.            Exhibits, Financial Statement
                    Schedules, and Reports on Form 8-K ..............................     27

SIGNATURES          .................................................................     33

FINANCIAL STATEMENT SCHEDULES ......................................................     S-1

                                     Part I

Item 1. Business.

GENERAL

     Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group was incorporated on April 29, 1991. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

     Ambac Assurance, which serves the global capital markets, is primarily engaged in guaranteeing public finance and structured finance obligations and is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee insurance policies written by Ambac Assurance in both the primary and secondary markets generally guarantee payment when due of the principal of and interest on the guaranteed obligation. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of bond, geographic area and obligor. As of December 31, 2001, Ambac Assurance's net financial guarantee in force (after giving effect for reinsurance) was $476.2 billion. See "Financial Guarantee in Force" below.

     Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives involve private transactions in which highly rated credit risk is assumed by Ambac Credit Products. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to an underlying obligation or portfolio of obligations (generally a fixed income obligation). Structured credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See "Business Segments -- Financial Guarantee" below and "Management's Discussion and Analysis -- Risk Management" in Ambac Financial Group's 2001 Annual Report to Stockholders for more detail about structured credit derivatives.

     Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc. ("Moody's"), Standard & Poor's Ratings Services ("S&P"), Fitch, Inc. ("Fitch") and Rating and Investment Information, Inc. ("R&I"). These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement. See "Rating Agencies" below.

     Ambac Financial Group's investment agreement business, conducted through its subsidiary, Ambac Capital Funding, Inc., provides investment agreements primarily to municipalities and their authorities, structured finance obligations and international issuers. Investment agreements issued by Ambac Capital Funding are insured by Ambac Assurance. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See "Investment Agreements" below.

     Ambac Financial Group provides interest rate and total return swaps through its subsidiary Ambac Financial Services, L.P., primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Services also enters into total return swaps with professional counterparties. Total return swaps are only used for fixed income obligations, which meet Ambac Assurance's credit underwriting criteria. See "Derivative Products" below.

     Ambac Financial Group provides investment advisory, cash management and fund administration services through its subsidiary, Cadre Financial Services, Inc., and broker/dealer services through its subsidiary, Cadre Securities, Inc., primarily to school districts, hospitals and health care organizations, and municipalities.

     As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See "Insurance Regulatory Matters -- Wisconsin Dividend Restrictions" below and "Management's Discussion and Analysis -- Liquidity and Capital Resources" in Ambac Financial Group's 2001 Annual Report to Stockholders.

     Materials in this Form 10-K may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give Ambac Financial Group's expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

     Any or all of our forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac Financial Group's actual results may vary materially, and there are no guarantees about the performance of Ambac Financial Group's securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments and (7) other risks and uncertainties that have not been identified at this time. Ambac Financial Group is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac Financial Group's reports to the Securities and Exchange Commission ("SEC").

BUSINESS SEGMENTS

     The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries for it's two reportable segments:
Financial Guarantee and Financial Services.

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

     Structured credit derivatives written by Ambac Credit Products provide credit protection in respect of specific financial obligations (primarily fixed income obligations). Ambac Credit Product's structured credit derivative contracts relate to highly rated risks, investment grade risks, and in some cases are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates Ambac Credit Product's risk of loss and reduces the price volatility of these financial instruments. Should a defined credit event occur, Ambac Credit Products would generally make a payment equivalent to the difference between the par value and market value of the underlying obligation.

     Ambac Financial Group derives financial guarantee revenues from: (i) premiums earned over the life of the obligations guaranteed; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. Financial guarantee revenues were $672.0 million, $565.4 million and $474.1 million in 2001, 2000 and 1999, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

     Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market, and the international market. Total gross par guaranteed for the years ended December 31, 2001, 2000 and 1999 was $90.1 billion, $77.0 billion and $77.2 billion, respectively.

     U. S. Public Finance Market

     The U.S. public finance market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties, towns and villages), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer's or underlying obligor's ability to collect fees or assessments for certain projects or public services. More recently, the public finance market has expanded to include structured, project finance and asset-backed bond issues for infrastructure projects, sports stadiums, lease pools and other municipal purposes. This portion of the market is growing and has become a focus for Ambac Financial Group in recent years. The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

                      U.S. Public Finance Long-Term Market
                      ------------------------------------

                                                             Refundings                      Insured Bonds
                       New                       Total      as Percentage       Insured      as Percentage
($ in Billions)       Money      Refundings      Volume    of Total Volume      Volume      of Total Volume
                      -----      ----------      ------    ---------------      ------      ---------------
1992 ..............    $ 142.2         $ 92.5      $234.7              39.4%      $ 80.8          34.4%
1993 ..............      142.1          150.1       292.2              51.4        108.0          37.0
1994 ..............      126.4           38.6       165.0              23.4         61.5          37.3
1995 ..............      126.1           33.9       160.0              21.1         68.5          42.8
1996 ..............      139.1           45.9       185.0              24.8         85.7          46.3
1997 ..............      160.5           60.1       220.6              27.2        107.5          48.7
1998 ..............      204.2           82.0       286.2              28.9        145.1          50.7
1999 ..............      189.0           38.3       227.3              16.8        105.3          46.3
2000 ..............      180.7           19.4       200.1               9.7         79.3          39.6
2001 ..............      224.6           61.7       286.3              21.6        133.2          46.5

Source: Amounts, except for 2001, are based upon estimated data reported by The
        Bond Buyer's 2001 Yearbook. The 2001 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

     The foregoing table illustrates the changes in the total volume and insured volume of new issues of public finance bonds over the past ten years. Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers new money requirements. Insured volume, as a percentage of total volume, which had grown consistently from 1992 through 1998, declined during 1999 and 2000. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry. During 2001, this market has shown a resurgence, largely the result of the lower interest rate environment causing an increase in both the refinancing and new money components of the market. Also, the percentage of insured bonds increased, partially due to general credit concerns.

     Ambac Assurance guaranteed gross par of $35.9 billion, $21.4 billion and $32.5 billion in 2001, 2000 and 1999, respectively, in the U.S. public finance market.

     In the U.S. public finance market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the insured bonds.

     Proposed new public finance bond issues are submitted to Ambac Assurance by issuers (or their investment bankers or financial advisors) to determine their suitability for financial guarantee. Public finance bond issues are sold on either a competitive or a negotiated basis. With respect to competitive issues, an issuer will publish a notice of sale soliciting bids for the purchase of a proposed issue of bonds. Potential bidders on the bonds then form syndicates. These syndicates then solicit a determination from some or all of the financial guarantors whether an issue is suitable for financial guarantee and at what premium rate and on what terms. The syndicate then determines whether to bid on the issue with a financial guarantee (and if so, with which financial guarantor) or without a financial guarantee. The issuer then generally selects the syndicate with the lowest bid. In a negotiated offering, the issuer has already selected an investment bank and that investment bank solicits premium quotes and terms from the financial guarantors.

     Ambac Assurance also provides financial guarantees on public finance bonds outstanding in the secondary market that are typically purchased by an institution to facilitate the sale of bonds in its portfolio or inventory. The financial guarantee generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new public finance issues.

     As of December 31, 2001 and 2000, net outstanding par exposure related to public finance bond transactions was $196.6 billion and $180.3 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

     U.S. Structured Finance and Asset-backed Market

     Financial guarantees of securities in the U.S. structured finance and asset-backed market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of financial or tangible assets. This pool of assets has an identifiable cash flow or market value and is generally held by a special purpose issuing entity.

     Asset-backed securizations may be supported by a broad range of financial assets including mortgage loans and home equity loans, credit card receivables, trade receivables, auto loans, student loans and leases. Collateralized debt obligations, a type of structured finance transaction, are typically backed by corporate, sovereign or sub-sovereign debt. Equipment enhanced trust certificates are secured by specific tangible assets (e.g. aircraft) and the cash flow generated thereby, typically rental income and the liquidation value of the assets.

     Structured finance also encompasses credit enhancement for asset-backed commercial paper conduits ("conduits"). Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, the conduits typically purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. In addition to providing credit enhancement to the conduit with respect to all assets owned by the conduit, Ambac Assurance may also provide a financial guarantee against the default of a specific financial asset sold into a conduit.

     Structured finance and asset-backed obligations insured by Ambac Assurance generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets.

     Unlike the public finance market in which a substantial portion of the deals is bid competitively by the financial guarantors, the structured and asset-backed market is essentially a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure. Consequently, in addition to the types of deals listed above, structured finance will also include unique transactions and small market niches.

     The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues, private placements and asset-backed commercial paper. The increasing array of classes of assets securitized or guaranteed, and the recent rapid development of the market, makes estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. Three of the most developed sectors of this market are public asset-backed, mortgage-backed securities and asset-backed commercial paper. According to Asset-Backed Alert, volume in U.S. public asset-backed and mortgage-backed securities combined totaled $471.3 billion and $341.3 billion in 2001 and 2000, respectively. Approximately 19% and 21% of those markets were insured in 2001 and 2000, respectively. According to the Federal Reserve, total asset-backed commercial paper outstanding at December 31, 2001 and 2000 was approximately $745.3 billion and $641.8 billion, respectively.

     Ambac Assurance insured gross par of $33.0 billion, $30.7 billion and $33.5 billion in 2001, 2000 and 1999, respectively, in the U.S. Structured Finance and Asset-backed market.

     Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. Generally, the timing of the collection of structured finance and asset-backed premiums are collected in a single payment at policy inception date, and others being collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

     As of December 31, 2001 and 2000, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $72.6 billion and $64.7 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

     International Finance Market

     Outside of the United States, structured and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international finance markets have contributed to this expansion. In the United Kingdom, Australia and elsewhere, ongoing privatization efforts have shifted certain risks associated with the development or impairment of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. In Europe, Australia, Japan and the Emerging Markets, there is growing interest in asset-backed securitization.

     While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of legal and financial regulatory requirements and accounting standards. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance insures a wide array of obligations in the international finance markets including infrastructure finance, asset-backed and structured finance transactions, utilities, and other obligations in selected international finance markets.

     Ambac Assurance's strategy in the international finance markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by cash flows generated from exports or payment remittances) and collateralized debt obligations.

     Since 1997, Ambac Assurance UK Limited, which is authorized to conduct certain classes of general financial guarantee business in the United Kingdom, has been Ambac Assurance's primary vehicle for directly issuing financial guarantee policies in the United Kingdom and Europe. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance, which support its triple-A ratings.

     During 2000, Ambac Assurance entered into an alliance agreement in Japan with Yasuda Fire and Marine and now occupies joint offices in Japan with Yasuda Kasai Financial Guarantee Insurance Company, Limited ("YKFG"), a Yasuda Fire and Marine subsidiary and the first triple-A rated monoline financial guarantor in Japan. Together, Ambac Assurance and YKFG will seek to significantly increase the market for financial guarantees in Japan.

     From 1995 to March 2000, Ambac Assurance and MBIA Insurance Corporation ("MBIA") marketed financial guarantees outside of the United States via an unincorporated joint venture, MBIA.AMBAC International (the "Joint Venture"). The companies now market and originate financial guarantees independently.

     While there is evidence that the volume of international structured finance transactions has increased significantly in the recent past, unlike the public finance and domestic asset-backed markets, there are few statistics that effectively track volume in the global markets. There are several reasons for this, including the varied nature of the deals coming to market, the early stages of development of certain asset classes and the fact that many international deals are privately placed.

     Ambac Assurance guaranteed gross par of $21.2 billion, $24.9 billion and $11.2 billion in 2001, 2000 and 1999, respectively, in the international finance market. Premiums for international finance policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of international finance premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually).

     As of December 31, 2001 and 2000, net outstanding par exposure related to international finance transactions was $48.8 billion and $31.3 billion, respectively. See "Financial Guarantees in Force - Types of Bonds" below, for a breakout of net outstanding par exposure by bond type.

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

     The underwriting process involves review of structural, legal, political and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management. Additionally, the underwriting process often entails extensive on-site due diligence covering the issuer and other parties to an insured transaction.

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

     Public Finance Underwriting:
     ---------------------------
     In addition to general underwriting standards, each asset class, and bond type within asset class, has more specific underwriting criteria. For example, the critical risk factors for public finance credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond's maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

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

     In general, the amount and quality of asset coverage required is determined by the historical performance of the assets. The future performance or value of the underlying pool of assets will generally determine whether the amount of over-collateralization or other credit enhancement ultimately is sufficient to protect investors, and therefore the guarantor, against adverse asset performance. The ability of the servicer or manager to properly service and/or manage the underlying assets often is a factor in determining future asset performance.

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

     International Finance Underwriting:
     ----------------------------------
     In the international markets, Ambac Assurance seeks to guarantee transactions of the same high credit standards it applies in its U.S. business. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, exposures to foreign exchange, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, country limits, standards and procedures.

     Geographically, the markets receiving Ambac Assurance's primary international focus have been the United Kingdom, Australia, Japan, France, Germany and certain parts of Latin America. In addition, Ambac has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled corporate obligations, asset-backed securities, sovereign and sub-sovereign obligations, special revenue and infrastructure obligations. Management believes that risk associated with its international book of business is similar in risk type to its domestic structured finance book of business and, in fact, international transactions may include components of domestic exposure.

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

     Surveillance of the credit quality of underlying reference obligations in the Ambac Financial Group's structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market's perception of an issuer's credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

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

     Portfolio Risk Management Committee:
     -----------------------------------
     Ambac Financial Group has a Portfolio Risk Management Committee ("PRMC") which has established various procedures and controls to monitor and manage credit risk. The Portfolio Risk Management Committee is comprised of senior credit professionals and senior management of Ambac Financial Group. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context. This committee works closely with the senior credit committees of each underwriting group to assure that credit criteria are maintained, are appropriate and are systematically and consistently applied.

Financial Guarantees in Force

     Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2001 was 11 years. The 11 year average life is determined by applying a weighted average calculation, using the remaining years to maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for prepayments or future refundings of guaranteed issues.

     Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

     As of December 31, 2001, the total net par amount of guaranteed bonds outstanding was $318.0 billion.

     Types of Bonds

     The table below shows the distribution by bond type of Ambac Assurance's guaranteed portfolio as of December 31, 2001.

                        Guaranteed Portfolio by Bond Type
                             as of December 31, 2001

                                                                                                 % of Total Net
                                                                            Net Par Amount         Par Amount
Bond Type                                                                    Outstanding          Outstanding
----------------------------------------------------------------------  --------------------    -----------------
($ In Millions)
U.S. Public Finance:
     Lease and tax-backed revenue ..................................          $   52,102                 16%
     General obligation ............................................              39,664                 13
     Utility revenue ...............................................              29,513                  9
     Health care revenue ...........................................              19,003                  6
     Transportation revenue ........................................              13,000                  4
     Higher education ..............................................              11,854                  4
     Investor-owned utilities ......................................              11,642                  4
     Housing revenue ...............................................               7,476                  2
     Student loans .................................................               7,249                  2
     Other .........................................................               5,103                  2
                                                                        --------------------    -----------------
         Total U.S. Public Finance .................................             196,606                 62
                                                                        --------------------    -----------------
U.S. Structured Finance:
     Mortgage-backed and home equity ...............................              42,723                 14
     Asset-backed and conduits .....................................              23,302                  7
     Other .........................................................               6,612                  2
                                                                        --------------------    -----------------
         Total Structured Finance ..................................              72,637                 23
                                                                        --------------------    -----------------
         Total Domestic. ...........................................             269,243                 85
                                                                        --------------------    -----------------
International Finance:
     Structured credit derivatives .................................              26,123                  8
     Asset-backed and conduits .....................................              11,721                  4
     Utilities .....................................................               2,878                  1
     Mortgage-backed and home equity ...............................               2,602                  1
     Sovereign/sub-sovereign .......................................               1,299                  -
     Other .........................................................               4,177                  1
                                                                        --------------------    -----------------
         Total International Finance ...............................              48,800                 15
                                                                        --------------------    -----------------
             Grand Total ...........................................          $  318,043                100%
                                                                        ====================    =================

     International Finance transactions includes components of domestic exposure.

     The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last five years.

                    New Business Guaranteed by Bond Type/(1)/


Bond Type                                          2001             2000            1999            1998             1997
--------------------------------------------  --------------   -------------   --------------  --------------   -------------
U.S. Public Finance:
    Lease and tax-backed revenue .........           13%              12%              9%             15%              17%
    Utilities/(2)/ .......................            7                5               9              12               12
    General obligation ...................            6                5               9              10               18
    Transportation revenue ...............            4                2               4               2                2
    Higher education .....................            3                1               3               2                3
    Health care revenue ..................            3                0               4               8                8
    Student loans ........................            1                2               2               1                1
    Housing revenue ......................            1                1               1               2                3
    Other ................................            1                1               1               1                1
                                              --------------   -------------   --------------  --------------   -------------
      Total U.S. Public Finance ..........           39               29              42              53               65
                                              --------------   -------------   --------------  --------------   -------------
U.S. Structured Finance:
     Mortgage-backed and home
        equity ...........................           21               21              30              22               18
     Asset-backed and conduits ...........           13               16              16              15                9
     Other ...............................            3                5               2               2                3
                                              --------------   -------------   --------------  --------------   -------------
      Total U.S. Structured Finance ......           37               42              48              39               30
                                              --------------   -------------   --------------  --------------   -------------
          Total Domestic .................           76               71              90              92               95
                                              --------------   -------------   --------------  --------------   -------------

International Finance:
     Structured credit derivatives .......           14               20               4               0                0
     Asset-backed and conduits ...........            5                6               4               4                1
     Utilities ...........................            2                1               0               1                1
     Mortgage-backed and home
        equity ...........................            2                1               1               0                1
     Sovereign/sub-sovereign .............            0                0               0               0                1
     Other ...............................            1                1               1               3                1
                                              --------------   -------------   --------------  --------------   -------------
       Total International Finance .......           24               29              10               8                5
                                              --------------   -------------   --------------  --------------   -------------
      Grand Total ........................          100%             100%            100%            100%             100%
                                              ==============   =============   ==============  ==============   =============

(1) Stated as a percentage of total net par amounts guaranteed during such year.
(2) Includes investor-owned utilities.


     Issue Size

     Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance's financial guarantee exposure as of December 31, 2001 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million in the public finance market. However, U.S. structured finance and international finance transactions have an emphasis on larger deals. The following table sets forth the distribution of Ambac Assurance's guaranteed portfolio as of December 31, 2001, with respect to the original size of each guaranteed issue:

                          Original Par Amount Per Issue
                             as of December 31, 2001

                                                               % of Total           Net Par         % of Total Net
                                            Number of           Number of           Amount            Par Amount
Original Par Amount                          Issues              Issues           Outstanding         Outstanding
-------------------------------------   ----------------    ----------------    ---------------    ----------------
                                                                                ($ In Millions)
Less than $10 million ...............            8,569              59%             $   25,259                 8%
$10-25 million ......................            2,741              19                  33,574                11
$25-50 million ......................            1,313               9                  36,172                11
Greater than $50 million ............            1,825              13                 223,038                70
                                        ----------------    ----------------    ---------------    ----------------
                                                14,448             100%             $  318,043               100%
                                        ================    ================    ===============    ================


     Geographic Area

     Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 2001, the ten largest U.S. states, as measured by net par amount outstanding, accounted for approximately 39% of Ambac Assurance's total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance's insured exposure as of December 31, 2001.

         Guaranteed Portfolio by Geographic Area as of December 31, 2001

                                                                       Net Par           % of Total Net
                                                                        Amount             Par Amount
       Geographic Area                                                Outstanding          Outstanding
       ---------------------------------------------------------    -----------------    ----------------
       ($ In Millions)
       Domestic:
         California ............................................       $    27,896              9%
         New York ..............................................            18,095              5
         Florida ...............................................            15,370              5
         Pennsylvania ..........................................            14,949              5
         Texas .................................................            10,060              3
         Illinois ..............................................             9,368              3
         New Jersey ............................................             8,694              3
         Ohio ..................................................             7,131              2
         Massachusetts .........................................             6,931              2
         Michigan ..............................................             6,103              2
         Mortgage and asset-backed .............................            66,025             21
         Other states ..........................................            78,621             25
                                                                    -----------------    ----------------
            Total Domestic .....................................           269,243             85
                                                                    -----------------    ----------------
       International:
         United Kingdom ........................................             6,531              2
         Australia .............................................             1,623              1
         Japan .................................................             1,167              1
         France ................................................             1,155             --
         Germany ...............................................               948             --
         Mexico ................................................               654             --
         Internationally diversified ...........................            32,621             10
         Other international ...................................             4,101              1
                                                                    -----------------    ----------------
            Total International ................................            48,800             15
                                                                    -----------------    ----------------
            Grand Total ........................................       $   318,043            100%
                                                                    =================    ================

     Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes pooled corporate obligations which includes components of domestic exposure.

         Single Risk

         Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 2001, Ambac Assurance's net par amount outstanding for its 20 largest credits, totaling $13.4 billion, was approximately 4.2% of Ambac Assurance's total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance's total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See "Insurance Regulatory Matters" and "Rating Agencies," below.

         Underlying Ratings

         The following table sets forth Ambac Assurance's financial guarantee portfolio by underlying rating prior to being guaranteed by Ambac Assurance, as of December 31, 2001:

                   Insured Portfolio by Underlying Rating /(1)/
                             as of December 31, 2001

                                                                       Net Par        % of Total Net
                                                                       Amount            Par Amount
        Rating                                                      Outstanding          Outstanding
        ---------------------------------------------------------  -----------------  ----------------
        ($ In millions)
         AAA ...................................................        $ 22,122                7%
         AA ....................................................          67,059               21
         A .....................................................         146,827               46
         BBB ...................................................          79,560               25
         BIG /(2)/ .............................................           2,475               *1
                                                                        --------         --------
                                                                        $318,043              100%
                                                                        ========         ========

* Denotes less than
(1)      Ratings represent Ambac Assurance internal ratings.
(2) Represents those bonds which have been categorized as "below investment grade" by Ambac Assurance.

Losses and Reserves

         Although there have been certain monetary defaults in bond issues of substantial amounts, the incidence of monetary default on public finance and structured finance bonds has historically been infrequent. The relatively low incidence of bond defaults is the result of many factors, including the high quality of issuers, the essentiality of funding, strong cash flow and legal structures. Ambac Assurance's loss experience has been excellent historically, due to its adherence to strict underwriting standards within these already high quality markets. While this underwriting process has resulted in low loss rates historically, an increased level of defaults in the future may be caused by presently unforeseen economic and other factors.

Ambac Assurance's policy is to provide for loss and loss adjustment expense reserves that are adequate to cover potential unidentified losses inherent in the portfolio, as well as losses that may arise from guaranteed obligations which are currently or imminently in monetary default. The active credit reserve represents an estimate of unidentified losses from our guaranteed obligations. As of December 31, 2001, Ambac Assurance's active credit reserve was $122.3 million. When a monetary default occurs or is imminent with respect to a particular guaranteed obligation, a case basis reserve is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults,

Ambac Assurance makes its assessment based on the full term of the guaranteed obligation. All or part of the case basis reserve may be allocated from the available active credit reserve. Ambac Assurance's net case basis reserves totaled $27.8 million at December 31, 2001.

         The most recent three-year history of Ambac Assurance's loss reserves, and losses and loss adjustment expenses incurred and paid, is detailed in the table below:

                 Reserve for Losses and Loss Adjustment Expenses

                                                                                         Years Ended December 31,
                                                                                 ------------------------------------------
                                                                                     2001          2000           1999
                                                                                 -------------  ------------  -------------
($ In Thousands)
Reserve for losses and loss adjustment expenses at January 1, ...............      $132,445      $121,475       $115,794
Less: reinsurance recoverable ...............................................         1,091           500          3,638
                                                                                 -------------  ------------  -------------

Net reserve for losses and loss adjustment expenses at January 1, ...........       131,354       120,975        112,156
Losses and loss adjustment expenses incurred ................................        20,000        15,000         11,000
Losses and loss adjustment expenses paid (net of salvage received)...........        (1,261)       (4,621)        (2,181)
                                                                                 -------------  ------------  -------------

Net reserve for losses and loss adjustment expenses at December 31, .........       150,093       131,354        120,975
Plus: reinsurance recoverable................................................         2,259         1,091            500
                                                                                 -------------  ------------  -------------

Reserve for losses and loss adjustment expenses at December 31, .............      $152,352      $132,445       $121,475
                                                                                 =============  ============  =============

         Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 and Note 6 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

Competition

         The financial guarantee business is highly competitive. Ambac Assurance's principal competitors in the market for financial guarantees are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company, Financial Security Assurance Inc. and MBIA. In addition, banks, smaller and lower rated financial guarantee insurance companies, multiline insurers and reinsurers represent additional participants in the broader market. The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

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

         Ambac Assurance has facultative and treaty reinsurance agreements with certain high quality reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. In April 2001, Ambac Assurance entered into a new surplus share treaty in order to secure reinsurance on large domestic and international transactions. Additionally, Ambac Assurance utilizes facultative reinsurance when needed. A ceding commission is withheld by Ambac Assurance to defray its underwriting expenses.

         As of December 31, 2001, Ambac Assurance had retained approximately 88% of its gross financial guarantees in force of $542.5 billion and had ceded approximately 12% to its reinsurers. The largest reinsurer accounts for 3% of gross financial guarantees in force. See Note 12 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

         As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance's current primary reinsurers are Ace Guaranty Re, American Re, AXA Re Finance, Enhance Reinsurance Company, Yasuda Kasai Financial Guarantee, Ram Reinsurance Limited and MBIA.

Rating Agencies

         Moody's, S&P, Fitch and Ratings & Investment periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies' reviews focus on the guarantor's underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies have access to all insured obligations and frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance's triple-A ratings. A rating by Moody's, S&P, Fitch or Ratings & Investment, however, is not a "market rating" or a recommendation to buy, hold or sell any security. Ambac Assurance's ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

         General Law

         Ambac Assurance is licensed to do business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the territory of Guam. Ambac U.K., Ambac Assurance's wholly owned subsidiary, is licensed to transact insurance in the United Kingdom and to offer insurance services into twelve other European countries. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the "Wisconsin Insurance Laws"), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. Ambac U.K. is subject to the insurance laws and regulations of the United Kingdom. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm's length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance's accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the "Wisconsin Commissioner") and other state insurance regulatory authorities. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

         Ambac Financial Group believes that Ambac Assurance is in material compliance with all applicable insurance laws and regulations.

         Insurance Holding Company Laws

         Under the Wisconsin insurance holding company laws, any acquisition of control of Ambac Financial Group and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. "Control" is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, Ambac Financial Group believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac Financial Group would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws.

         Pursuant to these laws, JP Morgan Chase obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of Ambac Financial Group's outstanding stock. As of December 31, 2001 their percentage of ownership was approximately 14.7%. In their request for approval from the Wisconsin Commissioner, JP Morgan Chase disclaimed any present intention to exercise control over Ambac Financial Group or Ambac Assurance or to control or attempt to control the management or operations of Ambac Financial Group or Ambac Assurance.

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

         During 2001, 2000 and 1999, Ambac Assurance paid to Ambac Financial Group, Inc. cash dividends on its common stock totaling $68.0 million, $59.8 million and $52.0 million, respectively. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

         Statutory Contingency Reserve

         Ambac Assurance is required to establish a mandatory contingency reserve in accordance with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures manual ("NAIC SAP"). Under NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written, or a stated percentage of the principal guaranteed depending on the category of obligation insured. Contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor's outstanding guaranteed obligations, with notice to or approval by the insurance commissioner.

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

         The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer's qualified statutory capital, which is defined as the sum of the insurer's policyholders' surplus and contingency reserves. As of December 31, 2001 and 2000, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

         Ambac Financial Group's Financial Services segment provides financial and investment products including investment agreements; interest rate and total return swaps; funding conduits; investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

         Financial services revenues are primarily derived from: (i) net investment income; (ii) net swap revenues; (iii) fund management and advisory revenues; and (iv) net realized gains and losses on sales of securities. Total revenues were $49.2 million, $53.6 million and $48.5 million in 2001, 2000 and 1999, respectively. See "Management's Discussion and Analysis" and Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

         The principal competitive factors among providers of financial service products that Ambac Financial Group offers are: (1) pricing of contracts; (2) investment returns; (3) the financial strength of the financial guarantee provider; (4) the ability to provide services tailored to customers' needs; and
(5) the quality of service provided to customers. With respect to each of these competitive factors, Ambac Financial Group believes that it is on equal footing with its principal competitors.

         Investment Agreements

         The principal purpose of Ambac Capital Funding is providing investment agreements, including repurchase agreements, primarily to municipalities and their authorities and structured finance entities. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected cash flow requirements. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance's financial guarantee policy, which guarantees its payment obligations.

         Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See "Management's Discussion and Analysis -- Risk Management" in Ambac Financial Group's 2001 Annual Report to Stockholders. Ambac Capital Funding is managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedule of the investment agreement liabilities in order to minimize market and liquidity risk.

         A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit an issuer's ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Based upon management's projections, Ambac Capital Funding maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

         The following table sets forth the net payments due under Ambac Capital Funding's settled investment agreements in each of the next five years ending December 31 and the period thereafter, based on expected call dates:

Investment Agreements Obligations

         ($ In Thousands)                                Principal Amount /(1)/
         -----------------------------------------------------------------------

         2002 ...........................................      $    1,620,833
         2003 ...........................................           1,181,083
         2004 ...........................................             450,428
         2005 ...........................................              93,552
         2006 ...........................................              20,373
         All later years ................................           1,419,630
                                                           ---------------------
                                                               $    4,785,899
                                                           =====================
         (1) As of December 31, 2001, the interest rates on these agreements ranged from 2.0% to 8.1%.

         Ambac Capital Funding may use interest rate swap contracts in the normal course of business for hedging purposes as part of its overall cash flow risk management. Some of its interest rate swap agreements have been entered into with its affiliate, Ambac Financial Services. Interest rate swap contracts are agreements where Ambac Capital Funding agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount.


          Derivative Products

         Ambac Financial Services provides interest rate swaps and other derivative products primarily to states, municipalities and their authorities, asset-backed entities and other entities in connection with their financings. Ambac Financial Services generally hedges its transactions with clients to eliminate sensitivity to overall interest rates. On interest rate swaps for municipals, Ambac Financial Services is subject to changes in the relationship between tax-exempt and taxable interest rates, referred to as "basis risk." If actual or projected tax-exempt interest rates change in relation to taxable rates, Ambac Financial Services may experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac Financial Group against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps are only used for fixed income obligations, which meet Ambac Assurance's credit underwriting criteria.

         Ambac Financial Services is a limited partnership. Ambac Assurance, the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of Ambac Financial Services. Ambac Financial Services Holdings, Inc., a wholly-owned subsidiary of Ambac Financial Group, the sole general partner, owns a general partnership interest representing 10% of the total partnership interest in Ambac Financial Services.

         Ambac Financial Services manages a variety of risks inherent in its business, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See "Management's Discussion and Analysis - Risk Management" in Ambac Financial Group's 2001 Annual Report to Stockholders.


         Investment Advisory and Cash Management

         Cadre Financial Services is registered as an investment adviser with the SEC. As a registered adviser, Cadre Financial Services is subject to regulation in certain aspects of its business, particularly with respect to investment advisory services provided to investment companies and clients. Cadre Financial Services provides investment advisory and administrative services to money market funds that are primarily offered to qualified participants, including school districts, health care service providers and municipalities.

      Cadre Securities' principal business is the distribution of money market funds to the education, health care and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. It also serves as placement agent and dealer for securities issued by its affiliates in private placement transactions. Cadre Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Cadre Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital ("net capital ratio") shall not exceed 15 to 1. At December 31, 2001, Cadre Securities had net capital of approximately $0.7 million, which was $0.6 million in excess of its required net capital of $100 thousand. The net capital ratio was 1.8 to 1.

      At December 31, 2001, Cadre Financial Services and Cadre Securities provided services to approximately 2,700 clients with approximately $7.5 billion in assets.

      Fees from the money market funds for which Cadre Financial Services and Cadre Securities perform services are based on percentages of the average daily net assets of such funds. Cadre Securities receives fees for brokering short-term fixed income securities trades by marking up the price of the securities purchased and sold on behalf of clients. These fees are recorded upon execution of the trades since, at that time, substantially all of Cadre Securities' obligations have been fulfilled.

Investments and Investment Policy

      As of December 31, 2001, the consolidated investments of Ambac Financial Group had an aggregate fair value of approximately $10.3 billion and an aggregate amortized cost of approximately $10.2 billion. These investments are managed internally by officers of Ambac Financial Group, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by each subsidiary's Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

      Pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," Ambac Financial Group has designated all investments as "available-for-sale" and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of "Accumulated Other Comprehensive Income
(Loss)", in stockholders' equity, net of tax.

      As of December 31, 2001, Ambac Assurance's investment portfolio had an aggregate fair value of approximately $5.3 billion and an aggregate amortized cost of approximately $5.1 billion. Ambac Assurance's investment policy is designed to achieve diversification of its portfolio and only permits investment in investment grade fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance's desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance's Board of Directors approves each specific investment transaction of Ambac Assurance. See "Insurance Regulatory Matters - General Law," above.

         As of December 31, 2001, the investment agreement business investment portfolio had an aggregate fair value of approximately $5.0 billion and an aggregate amortized cost of approximately $5.0 billion. Ambac Capital Funding's investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see "Investment Agreements," above.

         The following tables provide certain information concerning the investments of Ambac Financial Group:

                           Investments by Rating /(1)/
                             as of December 31, 2001
                                                                 % of Investment
Rating                                                               Portfolio
---------------------------------------------------------------  ---------------
AAA /(2)/ .....................................................              77%
AA ............................................................              11
A .............................................................               8
BBB ...........................................................               2
BIG ...........................................................              *1
Not Rated .....................................................               2
                                                                 ---------------
                                                                            100%
                                                                 ===============
* Denotes less than

(1) Ratings represent S&P classifications. If unavailable, Moody's rating is used.
(2) Includes U.S. Treasury and agency obligations, which comprised approximately 33% of the total investment portfolio.

                             Summary of Investments
                                As of December 31

                           ---------------------------------------------------------------------------------------------------------
                                             2001                                    2000                           1999
                           ------------------------------------------    ------------------------------  ---------------------------
                                                          Weighted                        Weighted                      Weighted
                                                           Average                         Average                       Average
                                            Carrying        Yield         Carrying          Yield          Carrying       Yield
Investment Category                          Value        /(1)/ /(2)/       Value        /(1)/ /(2)/         Value      /(1)/ /(2)/
----------------------------------------------------    -------------    -----------   ----------------  -----------  --------------
($ In Thousands)
Long-term investments:
  Taxable bonds .......................  $ 6,471,468         5.50%        $ 4,945,457        6.62%       $ 6,001,199       6.28%
  Tax-exempt bonds ....................    3,399,217         5.47           3,119,044        5.77          2,737,272       5.78
                                         -----------                     ------------                    -----------
     Total long-term investments ......    9,870,685         5.49           8,064,501        6.29          8,738,471       6.13
Short-term investments /(3)/:                415,002         2.25             253,519        6.30            220,896       5.56
                                         -----------                     ------------                    -----------
     Total ............................  $10,285,687         5.35%        $ 8,318,020        6.30%       $ 8,959,367       6.11%
                                         ===========                     ============                    ===========


(1) Yields presented include assets held in the Investment Agreement Business portfolio. Interest expense on related investment agreements was $235.4 million, $283.0 million and $299.5 million in 2001, 2000 and 1999, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) Includes taxable and tax-exempt investments.

                          Investments by Security Type
                               As of December 31,

                                       -------------------------------------------------------------------------------
                                                 2001                        2000                      1999
                                       --------------------------  ------------------------- -------------------------
                                                       Weighted                  Weighted                  Weighted
                                         Carrying      Average       Carrying    Average       Carrying     Average
Investment Category                        Value       Yield          Value      Yield          Value       Yield
                                                      /(1)/ /(2)/                /(1)/ /(2)/               /(1)/ /(2)/
-----------------------------------------------------  ----------  ------------- ----------- ------------- -----------
($ In Thousands)

Municipal obligations /(4)/ ........... $ 3,684,798     5.56%      $3,414,964      5.85%     $2,962,939       5.80%
Corporate securities ..................   1,330,589     6.66          980,746      7.47         989,460       7.11
Foreign government obligations ........      96,600     4.68           35,370      6.08          19,044       6.22
U.S. government obligations ...........      78,254     5.65           72,709      6.08          62,479       6.10
Mortgage and asset-backed securities
(includes U.S. government agency
obligations)/(3)/......................   4,680,444     5.10        3,560,712      6.39       4,704,549       6.08
                                        -----------               -----------              ------------
    Total long-term investments .......   9,870,685     5.49        8,064,501      6.29       8,738,471       6.13
Short-term investments/(4)/............     415,002     2.25          253,519      6.30         220,896       5.56
                                        -----------               -----------              ------------
    Total ............................. $10,285,687     5.35%      $8,318,020      6.30%     $8,959,367       6.11%
                                        ===========               ===========              ============

(1) Yields presented include assets held in the Investment Agreement Business portfolio. Interest expense on related investment agreements was $235.4 million, $283.0 million and $299.5 million in 2001, 2000 and 1999, respectively.
(2) Yields are stated on a pre-tax basis, based on average amortized cost.
(3) The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.
(4) Includes taxable and tax-exempt investments.

                     Distribution of Investments by Maturity
                             as of December 31, 2001

                                                   Amortized    Estimated
Maturity                                             Cost       Fair Value
---------------------------------------------   -------------  --------------
($ In Thousands)
Due in one year or less /(1)/................   $     452,835   $     453,292
Due after one year through five years........         548,262         564,073
Due after five years through ten years ......         749,742         763,697
Due after ten years .........................       3,760,787       3,824,181
                                                  -----------     -----------
                                                    5,511,626       5,605,243
Mortgage and asset-backed securities /(2)/...       4,652,165       4,680,444
                                                  -----------     -----------
Total .......................................   $  10,163,791   $  10,285,687
                                                  ===========     ===========

(1) Includes securities with a fair value of $38.3 million, which are classified as long-term investments in the tables above but which mature within one year.
(2) The actual maturity dates of mortgage and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

         For further discussion, see Note 2 and 3 of Notes to Consolidated Financial Statements in Ambac Financial Group's 2001 Annual Report to Stockholders.

         Employees

                  As of December 31, 2001, Ambac Financial Group and its subsidiaries had 370 employees. None of the employees are covered by collective bargaining agreements. Ambac Financial Group considers its employee relations to be satisfactory.

         Item 2.  Properties.

         The principal executive offices of Ambac Financial Group are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

         Ambac Assurance, Ambac Capital Funding and Ambac Financial Services maintains its principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 121,000 square feet of office space, under an agreement that expires on September 30, 2019.

         Ambac UK maintains its principal offices at Hasilwood House, 60 Bishopsgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006.

         Cadre Financial Services and Cadre Securities maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. Cadre Financial Services owns the office building. It consists of approximately 15,000 square feet of office space and storage.

Item 3.  Legal Proceedings.

         There are no material lawsuits pending, or to the knowledge of Ambac Financial Group threatened, to which Ambac Financial Group or any of its majority-owned subsidiaries is a party.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of 2001.
                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Information relating to the principal market on which Ambac Financial Group's Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on the inside back cover of Ambac Financial Group's 2001 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption "Insurance Regulatory Matters - Wisconsin Dividend Restrictions." As of March 18, 2002, there were 79 stockholders of record of Ambac Financial Group's Common Stock, which is listed on the New York Stock Exchange.

Item 6.  Selected Financial Data.

         Selected financial data for Ambac Financial Group and its subsidiaries for each of the last five fiscal years is set forth under the captions "Five Year Performance" and "Financial Highlights" on page 6 and page 7, respectively, of Ambac Financial Group's 2001 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 through 53 of such Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Management's Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 21 through 31 of Ambac Financial Group's 2001 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 through 53 of such Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 29 to 31 of Ambac Financial Group's 2001 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 33 to 53 of such Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The 2001 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors' Report thereon, are set forth on pages 32 through 53 of Ambac Financial Group's 2001 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant.

         This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 11.  Executive Compensation.

         This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions.

         None.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      Documents filed as a part of this report:

         1.       Financial Statements
                  --------------------

                The following consolidated financial statements included in the 2001 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

                                                                                                      Page Number
                                                                                                   In Annual Report
                                                                                                 ---------------------
                  Independent Auditors' Report..........................................                            32

                  Consolidated Balance Sheets as of December 31,
                  2001 and 2000.........................................................                            33

                  Consolidated Statements of Operations for each of
                  the years ended December 31, 2001, 2000 and 1999......................                            34

                  Consolidated Statements of Stockholders' Equity for each of
                  the years ended December 31, 2001, 2000 and 1999......................                            35

                  Consolidated Statements of Cash Flows for each of
                  the years ended December 31, 2001, 2000 and 1999......................                            36

                  Notes to Consolidated Financial Statements............................                         37-53

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

        4.05         Form of 9.38% Debenture due August 1, 2011. Filed as
                     Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

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

        4.08 Form of 7.00% Debenture due October 17, 2051. (Filed as Exhibit 1 to the Company's Registration Statement on Form 8-A dated October 26, 2001 and incorporated herein by reference.)

            4.09 Indenture dated as of August 24, 2001 between Ambac Financial Group and the Chase Manhattan Bank as trustee. (Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

           10.01* Second Amended and Restated Employment Agreement dated as of December 2, 1997, between the Company and Phillip B. Lassiter. (Filed as Exhibit 10.01 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

           10.02* Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 Filed as Exhibit
                          10.02 (to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

           10.03* Ambac Financial Group, Inc. 1997 Equity Plan, amended as of December 12, 2000.

           10.04* Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as Exhibit 10.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

           10.05* Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through December 12, 2000.)

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

_______________________________
* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.
                                                 ---------

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


_______________________________
* Management contract or compensatory plan, contract or arrangment required to be filed as an exhibit pursuant to Item 14(c) of Form 10-k.
                                                 ---------

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

            10.23 Third Amendment to the BNS Agreement dated as of August 3, 2001 among Ambac Financial Group an Ambac Assurance as the Borrowers, Citibank, N.A. as the Document Agent and as Lender, The Bank of New York and Caja Madrid, each as co-agent and as Lender, and The Bank of Nova Scotia, as Administrative Agent for the Lenders and, as Lender. (Filed as Exhibit 10.27 to Ambac Financial Group's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.

            10.24 $800,000,000 Amended and Restated Credit Agreement, dated June 30, 2001 between Ambac Assurance Corporation, various banks, Bank of America, N.A. and Deutsche Bank AG (New York Branch), as Co-Syndication Agents and the Bank of New York as Administrative Agent (the "Soft Capital Agreement".)

            10.25 Notice of termination of $400,000,000 of Unutilized Commitments and Unutilized Contingent Commitments effective December 21, 2001 under the Soft Capital Agreement.

            10.26 Second Extension of U.S. $50,000,000 Revolving Credit Agreement, dated June 28, 2001 among Ambac Credit Products, LLC, the banks, financial institutions and other institutional lenders (the "Lenders") and The Bank of New York, as Agent for the Lenders. (Filed as
                          Exhibit 10.26 to Ambac Financial Group's Quarterly Report on Form 10-Q for the period ended June 30, 2001 and incorporated herein by reference.)

            10.27 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001.


            10.28 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001.

            10.29 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001.

            10.30 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001.

            12.01         Statement re computation of ratios.

            13.01 Annual Report to Stockholders for the fiscal year ended December 31, 2001. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

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

            24.04         Power of Attorney from Jill M. Considine.

            24.05         Power of Attorney from Richard Dulude.

            24.06         Power of Attorney from C. Robert J. Genader.

            24.07         Power of Attorney from W. Grant Gregory.

            99.01 Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors' report thereon) as of December 31, 2001 and 2000.

         (b)  Reports on Form 8-K:

         On October 22, 2001, Ambac Financial Group Inc. filed a Current Report on Form 8-K with its October 17, 2001 press release containing unaudited
   --------
financial information and accompanying discussion for the three and nine months ended September 30, 2001. On December 4, 2001, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its December 3, 2001 press release announcing
                    --------
Ambac Assurance will replace a portion of its bank line capital support with an innovative capital markets structure. On January 25, 2002, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its January 23, 2002 press
                                      --------
release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2001 and the year ended December 31, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMBAC FINANCIAL GROUP, INC.
                                            (Registrant)

Dated: March 26, 2002                       By:      /s/ Frank J. Bivona
                                              --------------------------
                                            Name:  Frank J. Bivona
                                            Title: Vice Chairman and
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                              Title                                    Date
---------                                              -----                                   -----
Phillip B. Lassiter*                               Chairman                                 March 26, 2002
--------------------------------------------
Phillip B. Lassiter                                and Chief Executive Officer
                                                   and Director (Principal Executive
                                                   Officer)

/s/ Frank J. Bivona                                Vice Chairman, and                       March 26, 2002
--------------------------------------------
Frank J. Bivona                                    Chief Financial Officer (Principal
                                                   Financial and Accounting Officer)

Michael A. Callen*                                 Director                                 March 26, 2002
--------------------------------------------
Michael A. Callen

Renso L. Caporali*                                 Director                                 March 26, 2002
--------------------------------------------
Renso L. Caporali

Jill M. Considine*                                 Director                                 March 26, 2002
--------------------------------------------
Jill M. Considine

Richard Dulude*                                    Director                                 March 26, 2002
--------------------------------------------
Richard Dulude

Robert J. Genader*                                 Director                                 March 26, 2002
--------------------------------------------
Robert J. Genader

W. Grant Gregory*                                  Director                                 March 26, 2002
--------------------------------------------
W. Grant Gregory

* Frank J. Bivona, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

                                                       By:   /s/ Frank J. Bivona
                                                         -----------------------
                                                       Frank J. Bivona
                                                            Attorney-in-fact

              INDEPENDENT AUDITORS' REPORT ON SCHEDULES AND CONSENT

The Board of Directors
Ambac Financial Group, Inc.:

The audits referred to in our report dated January 23, 2002, included the related financial statement schedules as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001, included in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group Inc.'s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (Nos. 333-43695 and 333-57206) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and
333-52449) on Form S-8 of Ambac Financial Group, Inc.

/s/ KPMG LLP
KPMG LLP
New York, New York
March 26, 2002

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       SCHEDULE I - SUMMARY OF INVESTMENTS
                    Other Than Investments in Related Parties
                                December 31, 2001
                          (Dollar Amounts in Thousands)

                                                                                                                 Amount at
                                                                     Amortized               Estimated         which shown in
Type of Investment                                                     Cost                 Fair Value          the balance
                                                                                                                   sheet
-------------------------------------------------------------     ----------------        --------------       --------------
U.S. government obligations ................................      $         75,703        $      78,254        $       78,254
Municipal obligations ......................................             3,580,822            3,684,798             3,684,798
Mortgage- and asset-backed securities (includes U.S.
government agency obligations) .............................             4,652,165            4,680,444             4,680,444
Corporate obligations ......................................             1,342,990            1,330,589             1,330,589
Foreign government obligations .............................                97,109               96,600                96,600
Short-term .................................................               415,002              415,002               415,002
                                                                  ----------------        --------------       --------------
         Total .............................................      $     10,163,791        $  10,285,687        $   10,285,687
                                                                  ================        ==============       ==============

                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                            Condensed Balance Sheets
                           December 31, 2001 and 2000
                 (Dollar Amounts in Thousands Except Share Data)

                                                                               2001             2000
                                                                         ---------------   --------------
                                ASSETS
Assets:

 Cash ................................................................   $         2,700   $          288
 Investments in subsidiaries .........................................         3,560,598        2,985,901
 Fixed income securities, at fair value
   (amortized cost of $31,887 in 2001 and $7,245 in 2000) ............            30,830            7,038
 Short-term investments, at cost (approximates fair value) ...........            19,160           34,483
 Other investments ...................................................               769            4,980
 Current income taxes receivable .....................................            27,813            3,412
 Deferred income taxes receivable ....................................            13,843           17,923
 Other assets ........................................................            18,284            9,609
                                                                         ---------------   --------------
     Total assets ....................................................   $     3,673,997   $    3,063,634
                                                                         ===============   ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Debentures ..........................................................   $       619,315   $      424,061
 Note payable to subsidiary ..........................................             8,942               --
 Accrued interest payable ............................................             6,155           10,348
 Other liabilities ...................................................            55,897           33,111
                                                                         ---------------   --------------
     Total liabilities ...............................................           690,309          467,520
                                                                         ---------------   --------------

Stockholders' equity:

Preferred stock, par value $0.01 per share; authorized shares -
  4,000,000; issued and outstanding shares - none ....................               --               --
Common Stock, par value $0.01 per share; authorized shares -
  200,000,000 at December 31, 2001 and 2000; issued shares -
  106,020,537 at December 31, 2001 and 2000 ..........................             1,060            1,060
Additional paid-in capital ...........................................           538,135          533,558
Accumulated other comprehensive income ...............................            62,476           45,154
Retained earnings ....................................................         2,403,473        2,035,209
Common Stock held in treasury at cost, 436,488 shares at December 31,
 2001 and 469,932 at December 31, 2000 ...............................           (21,456)         (18,867)
                                                                         ---------------   --------------
     Total stockholders' equity ......................................         2,983,688        2,596,114
                                                                         ---------------   --------------
     Total liabilities and stockholders' equity ......................   $     3,673,997   $    3,063,634
                                                                         ===============   ==============

                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                       Condensed Statements of Operations
                         Three Years Ended December 31,
                          (Dollar Amounts in Thousands)

                                                                   2001                 2000                1999
                                                              ----------------    -----------------   -----------------
Revenues:

     Dividend income .......................................     $     69,000        $     63,800        $     52,000
     Interest and other income .............................            4,328               2,359              10,567
     Net realized (losses) gains ...........................             (564)                  8                 797
                                                              ----------------    -----------------   -----------------

      Total revenues .......................................           72,764              66,167              63,364
                                                              ----------------    -----------------   -----------------

Expenses:

     Interest expense ......................................           35,965              33,450              33,470
     Operating expenses ....................................            5,947               6,669               6,506
                                                              ----------------    -----------------   -----------------

      Total expenses .......................................           41,912              40,119              39,976
                                                              ----------------    -----------------   -----------------

Income before income taxes and equity in
    undistributed net income of subsidiaries ..............            30,852              26,048              23,388
Federal income tax benefit .................................          (13,341)            (18,088)            (10,260)
                                                              ----------------    -----------------   -----------------

Income before equity in undistributed net income of
    subsidiaries ...........................................           44,193              44,136              33,648
Equity in undistributed net income of subsidiaries .........          388,713             322,036             274,269
                                                              ----------------    -----------------   -----------------

Net income .................................................     $    432,906         $   366,172         $   307,917
                                                              ================    =================   =================

                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                  Condensed Statements of Stockholders' Equity
                         Three Years Ended December 31,
                          (Dollar Amounts in Thousands)


                                                           2001                        2000                        1999
                                                -------------------------   ------------------------    ------------------------
Retained Earnings:
   Balance at January 1                         $ 2,035,209                 $ 1,713,446                 $ 1,449,832
   Net income                                       432,906   $  432,906        366,172   $ 366,172         307,917   $ 307,917
                                                              -----------                 ----------                  ----------
   Dividends declared - common stock                (35,937)                    (32,213)                    (29,366)
   Exercise of stock options                        (28,705)                    (12,196)                    (14,937)
                                                ------------                ------------                ------------
   Balance at December 31                       $ 2,403,473                 $ 2,035,209                 $ 1,713,446
                                                ------------                ------------                ------------

Accumulated Other Comprehensive Income
  (Loss):
   Balance at January 1                         $    45,154                 $  (187,540)                $   159,313
   Unrealized gains (losses) on securities,
   $39,542, $373,291, and $(552,645), pre-tax,
   in 2001, 2000 and 1999, respectively)/(1)/                     23,643                    234,178                    (346,211)
   Cumulative effect of accounting change                           (880)                        --                          --
   Loss on derivative hedges                                      (4,371)                        --                          --
   Foreign currency gain                                          (1,070)                    (1,484)                       (642)
                                                              -----------                 ----------                  ----------
   Other comprehensive income (loss)                 17,322       17,322        232,694     232,694        (346,853)   (346,853)
                                                -------------------------   ------------------------    ------------------------
   Total comprehensive income (loss)                          $  450,228                  $ 598,866                   $ (38,936)
                                                              ===========                 ==========                  ==========
   Balance at December 31                       $    62,476                 $    45,154                 $  (187,540)
                                                ------------                ------------                ------------

Preferred Stock:
   Balance at January 1 and December 31         $        --                 $        --                 $        --
                                                ------------                ------------                ------------
Common Stock:
   Balance at January 1                         $     1,060                 $       707                 $       707
   Stock split effected as dividend                      --                         353                          --
                                                ------------                ------------                ------------
   Balance at December 31                       $     1,060                 $     1,060                 $       707
                                                ------------                ------------                ------------

Additional Paid-in Capital:
   Balance at January 1                         $   533,558                 $   525,012                 $   519,305
   Exercise of stock options                         13,045                       8,899                       5,707
   Capital issuance costs                            (8,468)                         --                          --
   Stock split effected as dividend                      --                        (353)                         --
                                                ------------                ------------                ------------
   Balance at December 31                       $   538,135                 $   533,558                 $   525,012
                                                ------------                ------------                ------------

Common Stock Held in Treasury at Cost:
   Balance at January 1                         $   (18,867)                $   (33,175)                $   (33,067)
   Cost of shares acquired                          (40,876)                    (23,618)                    (17,626)
   Shares issued under equity plans                  38,287                      37,926                      17,518
                                                ------------                ------------                ------------
   Balance at December 31                       $   (21,456)                $   (18,867)                $   (33,175)
                                                ------------                ------------                ------------

     Total Stockholders' Equity at December 31  $ 2,983,688                 $ 2,596,114                 $ 2,018,450
                                                ============                ============                ============



    (1) Disclosure of reclassification amount:                              2001         2000       1999
                                                                         ----------------------------------
    Unrealized holding gains (losses) arising during period              $25,817    $230,985     $(351,412)
    Less: reclassification adjustment for net (losses) gains included      2,174      (3,193)       (5,201)
    in net income                                                        ----------------------------------
    Net unrealized gains (losses) on securities                          $23,643    $234,178     $(346,211)
                                                                         ==================================


                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                       Condensed Statements of Cash Flows
                         Three Years Ended December 31,
                          (Dollar Amounts in Thousands)

                                                                   2001                 2000                1999
                                                              ----------------    -----------------   -----------------
Cash flows from operating activities:
     Net income                                                  $   432,906         $   366,172         $   307,917
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Equity in undistributed net income of
       Subsidiaries                                                 (388,713)           (322,036)           (274,269)
     Net realized losses (gains)                                         564                  (8)               (797)
     (Increase) decrease in current income
       taxes receivable                                              (24,401)             (1,499)             (2,942)

     Decrease (increase) in other assets                              (8,675)              8,041               5,936
     Other, net                                                        6,479              (6,853)             (5,188)
                                                              ----------------    -----------------   -----------------

       Net cash provided by operating activities                      18,160              43,817              30,657
                                                              ----------------    -----------------   -----------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                     48,205                  --              16,627
     Proceeds from maturities of bonds                                 3,584                 542                  --
     Purchases of bonds                                             (248,251)             (1,615)            (22,625)
     Change in short-term investments                                 15,323             (22,160)             11,821
     Other, net                                                        8,795              (1,894)             (1,544)
                                                              ----------------    -----------------   -----------------

       Net cash  (used in) provided by  investing
         activities                                                 (172,344)            (25,127)              4,279
                                                              ----------------    -----------------   -----------------

Cash flows from financing activities:
     Dividends paid                                                  (35,937)            (32,213)            (29,366)
     Proceeds from issuance of debentures                            193,700                  --                  --
     Payment for buyback of debentures                                (7,500)                 --                  --
     Proceeds from intercompany note                                   8,942                  --                  --
     Purchases of treasury stock                                     (40,876)            (23,618)            (17,626)
     Proceeds from sale of treasury stock                             38,287              37,926              17,518
     Contribution to subsidiaries                                        (20)               (500)             (5,575)
                                                              ----------------    -----------------   -----------------

       Net cash provided by (used in) financing
         activities                                                  156,596             (18,405)            (35,049)
                                                              ----------------    -----------------   -----------------

Net cash flow                                                          2,412                 285                (113)
     Cash at January 1                                                   288                   3                 116
                                                              ----------------    -----------------   -----------------

     Cash at December 31                                         $     2,700         $       288         $         3
                                                              ================    =================   =================

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes                                              $    45,000         $    75,000         $    37,000
                                                              ================    =================   =================

       Interest expense on debt                                  $    36,704         $    33,848         $    33,848
                                                              ================    =================   =================

Supplemental disclosure of non-cash financing activities:
   Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $176,193 in November 2001 and $101,479 and $107,533 in April 1999 and November 1999, respectively.

                           AMBAC FINANCIAL GROUP, INC.
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                       OF REGISTRANT (PARENT COMPANY ONLY)
                     Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2001, 2000 and 1999, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

                  AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES
                            SCHEDULE IV - REINSURANCE
                          (Dollar Amounts in Thousands)

                                                                      Assumed                       Percentage of
                                                      Ceded to         from                             Amount
                                        Gross          Other           Other           Net Amount     Assumed to
     Insurance Premiums Written         Amount       Companies        Companies                           Net
---------------------------------- --------------- --------------- --------------- --------------- ---------------
Year ended December 31, 1999 .....  $   420,669     $    61,845     $    24,573     $   383,397          6.41 %
Year ended December 31, 2000 .....  $   440,111     $    80,789     $    42,971     $   402,293         10.68 %
Year ended December 31, 2001 .....  $   632,413     $    95,534     $    50,883     $   587,762          8.66 %

                                INDEX TO EXHIBITS

Exhibit Number             Description
--------------             -----------

     10.03 Ambac Financial Group, Inc. 1997 Equity Plan, amended as of December 12, 2000.

     10.05 Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through December 12, 2000.)

     10.24 $800,000,000 Amended and Restated Credit Agreement, dated June 30, 2001 between Ambac Assurance Corporation, various banks, Bank of America, N.A. and Deutsche Bank AG (New York Branch), as Co-Syndication Agents and the Bank of New York as Administrative Agent (the "Soft Capital Agreement".)

     10.25 Notice of termination of $400,000,000 of Unutilized Commitments and Unutilized Contingent Commitments effective December 21, 2001 under the Soft Capital Agreement.

     10.27 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001.

     10.28 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001.

     10.29 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001.

     10.30 Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001.

     12.01          Statement re computation of ratios.

     13.01 Annual Report to Stockholders for the fiscal year ended December 31, 2001. (Furnished for the information of the Securities and Exchange Commission and not deemed "filed" as part of this Form 10-K except for those portions that are expressly incorporated by reference.)

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

     24.04          Power of Attorney from Jill M. Considine.

     24.05          Power of Attorney from Richard Dulude.

     24.06          Power of Attorney from Robert J. Genader.

     24.07          Power of Attorney from W. Grant Gregory.

     99.01 Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors' report thereon) as of December 31, 2001 and 2000.