Form 10-Q
period 2002-03-31
AMBAC FINANCIAL GROUP INC
filed 2002-05-13
CIK 874501

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2002

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

     As of April 30 2002, 105,982,811 shares of Common Stock, par value $0.01 per share, (net of 37,726 treasury shares) of the Registrant were outstanding.

                  Ambac Financial Group, Inc. and Subsidiaries

                                      INDEX
                                      -----

                                                                                              PAGE
                                                                                              ----
PART I    FINANCIAL INFORMATION

Item 1.      Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

             Consolidated Balance Sheets - March 31, 2002
             and December 31, 2001 ....................................................         3

             Consolidated Statements of Operations - three months ended March 31,
             2002 and 2001 ............................................................         4

             Consolidated  Statements of Stockholders' Equity - three months
             ended March 31, 2002 and 2001 ............................................         5

             Consolidated Statements of Cash Flows - three months ended
             March 31, 2002 and 2001 ..................................................         6

             Notes to Consolidated Unaudited Financial Statements .....................         7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations ......................................        10

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk ..............................................................        22

PART II   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K .........................................        24

SIGNATURES ............................................................................        25

INDEX TO EXHIBITS .....................................................................        26

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements of Ambac Financial Group, Inc. and Subsidiaries


                  Ambac Financial Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      March 31, 2002 and December 31, 2001
                             (Dollars in Thousands)



                                                                                    March 31, 2002         December 31, 2001
                                                                                  ------------------       -------------------
                                                                                      (unaudited)
Assets
------

Investments:
       Fixed income securities, at fair value
              (amortized cost of $9,443,033 in 2002 and $8,355,596 in 2001)             $  9,488,943            $   8,469,157
       Fixed income  securities pledged as collateral, at fair value
              (amortized cost of $1,084,357 in 2002 and $1,393,193 in 2001)                1,082,726                1,401,528
       Short-term investments, at cost (approximates fair value)                             337,180                  415,002
       Other                                                                                   3,055                    2,163
                                                                                  ------------------       ------------------
              Total investments                                                           10,911,904               10,287,850

Cash                                                                                          49,343                   76,580
Cash pledged as collateral                                                                     7,453                        -
Securities purchased under agreements to resell                                                    -                   11,200
Receivable for investment agreements                                                             169                    4,101
Receivable for securities sold                                                                10,478                    8,922
Investment income due and accrued                                                            119,611                  144,463
Reinsurance recoverable                                                                        2,055                    2,259
Prepaid reinsurance                                                                          267,989                  267,655
Deferred acquisition costs                                                                   167,423                  163,477
Loans                                                                                        892,774                  901,194
Other assets                                                                                 404,535                  399,994
                                                                                  ------------------       ------------------
              Total assets                                                              $ 12,833,734            $  12,267,695
                                                                                  ==================       ==================

Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
       Unearned premiums                                                                $  1,806,564            $   1,780,272
       Losses and loss adjustment expense reserve                                            155,893                  152,352
       Ceded reinsurance balances payable                                                      7,710                   10,146
       Obligations under investment and payment agreements                                 4,551,057                4,089,777
       Obligations under investment repurchase agreements                                  1,306,744                1,422,151
       Securities sold under agreement to repurchase                                         422,000                  425,000
       Deferred income taxes                                                                  96,694                  123,077
       Current income taxes                                                                   52,904                   98,145
       Debentures                                                                            621,421                  619,315
       Accrued interest payable                                                               63,437                   84,225
       Other liabilities                                                                     423,377                  416,632
       Payable for securities purchased                                                      271,728                   62,915
                                                                                  ------------------       ------------------
              Total liabilities                                                            9,779,529                9,284,007
                                                                                  ------------------       ------------------

Stockholders' equity:
       Preferred stock                                                                             -                        -
       Common stock                                                                            1,060                    1,060
       Additional paid-in capital                                                            542,860                  538,135
       Accumulated other comprehensive income                                                 14,823                   62,476
       Retained earnings                                                                   2,500,605                2,403,473
       Common stock held in treasury at cost                                                  (5,143)                 (21,456)
                                                                                  ------------------       ------------------
              Total stockholders' equity                                                   3,054,205                2,983,688
                                                                                  ------------------       ------------------
              Total liabilities and stockholders' equity                                $ 12,833,734            $  12,267,695
                                                                                  ==================       ==================

       See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)
                  For the Periods Ended March 31, 2002 and 2001
                    (Dollars in Thousands Except Share Data)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      ---------------------------
                                                                           2002           2001
                                                                      ---------------------------
Revenues:
  Financial Guarantee:
     Gross premiums written                                           $    149,361   $    109,667
     Ceded premiums written                                                (19,549)       (12,701)
                                                                      ------------   ------------
       Net premiums written                                           $    129,812   $     96,966
                                                                      ============   ============

     Net premiums earned                                              $    103,654   $     85,116
     Other credit enhancement fees                                           6,288          4,653
                                                                      ------------   ------------
     Net premiums earned and other credit enhancement fees                 109,942         89,769
     Net investment income                                                  72,547         64,476
     Net securities losses                                                  (4,571)        (4,938)
     Other income                                                            1,314          1,132
  Financial Services:
     Revenue                                                                16,591         14,459
     Net securities gains                                                      358            438
  Other:
     Revenue                                                                   729          1,629
                                                                      ------------   ------------
       Total revenues                                                      196,910        166,965
                                                                      ------------   ------------

Expenses:
  Financial Guarantee:
     Losses and loss adjustment expenses                                     5,700          4,600
     Underwriting and operating expenses                                    18,561         16,643
  Financial Services                                                         5,136          5,631
  Interest                                                                  10,666          9,483
  Other                                                                      1,466          1,737
                                                                      ------------   ------------
       Total expenses                                                       41,529         38,094
                                                                      ------------   ------------

Income before income taxes                                                 155,381        128,871
Provision for income taxes                                                  38,429         31,356
                                                                      ------------   ------------
       Net income                                                     $    116,952   $     97,515
                                                                      ============   ============

Net income per share:
       Basic                                                          $       1.11   $       0.92
                                                                      ============   ============
       Diluted                                                        $       1.07   $       0.90
                                                                      ============   ============

Weighted average number of common shares outstanding:
       Basic                                                           105,831,879    105,663,065
                                                                      ============   ============
       Diluted                                                         109,153,901    108,844,261
                                                                      ============   ============

See accompanying Notes to Consolidated Unaudited Financial Statements

                  Ambac Financial Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                   (Unaudited)
                  For The Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)

                                                                              2002                               2001
                                                                 --------------------------------   -------------------------------
Retained Earnings:
       Balance at January 1                                           $2,403,473                         $2,035,209
       Net income                                                        116,952        $116,952             97,515        $ 97,515
                                                                                  --------------                     --------------
       Dividends declared - common stock                                  (9,512)                            (8,447)
       Exercise of stock options                                         (10,308)                            (6,400)
                                                                 ---------------                    ---------------
       Balance at March 31                                            $2,500,605                         $2,117,877
                                                                 ---------------                    ---------------

Accumulated Other Comprehensive Income:
       Balance at January 1                                           $   62,476                         $   45,154
       Unrealized (losses) gains on securities, ($77,616) and
         $62,862, pre-tax in 2002 and 2001, respectively/(1)/                            (47,891)                            39,262
       Cumulative effect of accounting change                                                  -                               (880)
       Gain (loss) on derivatives hedges                                                   2,869                               (187)
       Foreign currency translation loss                                                  (2,631)                              (896)
                                                                                  --------------                     --------------
       Other comprehensive (loss) income                                 (47,653)        (47,653)            37,299          37,299
                                                                 -------------------------------    -------------------------------
       Comprehensive income                                                             $ 69,299                           $134,814
                                                                                  ==============                     ==============
       Balance at March 31                                            $   14,823                         $   82,453
                                                                 ---------------                    ---------------

Preferred Stock:
       Balance at January 1 and March 31                              $        -                         $        -
                                                                 ---------------                    ---------------

Common Stock:
       Balance at January 1 and March 31                              $    1,060                         $    1,060
                                                                 ---------------                    ---------------

Additional Paid-in Capital:
       Balance at January 1                                           $  538,135                         $  533,558
       Exercise of stock options                                           5,332                              4,513
       Capital issuance costs                                               (607)                                 -
                                                                 ---------------                    ---------------
       Balance at March 31                                            $  542,860                         $  538,071
                                                                 ---------------                    ---------------

Common Stock Held in Treasury at Cost:
       Balance at January 1                                             ($21,456)                          ($18,867)
       Cost of shares acquired                                            (1,685)                            (6,218)
       Shares issued under equity plans                                   17,998                             13,866
                                                                 ---------------                    ---------------
       Balance at March 31                                               ($5,143)                          ($11,219)
                                                                 ---------------                    ---------------


Total Stockholders' Equity at March 31                                $3,054,205                         $2,728,242
                                                                 ===============                    ===============

/(1)/ Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period                 ($47,446)                        $   40,007
Less: reclassification adjustment for net securities gains
    included in net income                                                   445                                745
                                                                 ---------------                    ---------------
Net unrealized (losses) gains on securities                             ($47,891)                        $   39,262
                                                                 ===============                    ===============

See accompanying Notes to Consolidated Unaudited Financial Statements.

                  Ambac Financial Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                  For The Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                    --------------------------------------
                                                                                          2002                  2001
                                                                                    ----------------      ----------------
Cash flows from operating activities:
     Net income                                                                        $    116,952            $   97,515
     Adjustments to reconcile net income to net cash
            provided by operating activities:
     Depreciation and amortization                                                              853                   913
     Amortization of bond premium and discount                                                  198                (4,961)
     Current income taxes                                                                   (45,241)               20,632
     Deferred income taxes                                                                    3,711                 4,931
     Deferred acquisition costs                                                              (3,946)               (6,870)
     Unearned premiums, net                                                                  25,958                11,530
     Losses and loss adjustment expenses                                                      3,745                 4,109
     Ceded reinsurance balances payable                                                      (2,436)               (3,574)
     Investment income due and accrued                                                       24,852                29,453
     Accrued interest payable                                                               (20,788)              (26,063)
     Net securities losses                                                                    4,213                 3,217
     Other, net                                                                              (1,535)              (15,486)
                                                                                    ---------------       ---------------
            Net cash provided by operating activities                                       106,536               115,346
                                                                                    ---------------       ---------------

Cash flows from investing activities:
     Proceeds from sales of bonds                                                           294,593               457,780
     Proceeds from matured bonds                                                            571,534               578,099
     Purchases of bonds                                                                  (1,437,510)             (939,029)
     Change in short-term investments                                                        77,822               (25,502)
     Securities purchased under agreements to resell                                         11,200                20,027
     Securities sold under agreements to repurchase                                          (3,000)                    -
     Loans                                                                                    8,420                (8,630)
     Other, net                                                                              (5,378)               (1,776)
                                                                                    ---------------       ---------------
            Net cash (used in) provided by investing activities                            (482,319)               80,969
                                                                                    ---------------       ---------------

Cash flows from financing activities:
     Dividends paid                                                                          (9,512)               (8,448)
     Proceeds from issuance of investment agreements                                        788,205               413,366
     Payments for investment agreement draws                                               (435,686)             (625,471)
     Payment agreements                                                                      (2,714)                8,630
     Capital issuance costs                                                                    (607)                    -
     Proceeds from sale of treasury stock                                                    17,998                13,866
     Purchases of treasury stock                                                             (1,685)               (6,218)
                                                                                    ---------------       ---------------
            Net cash provided by (used in) financing activities                             355,999              (204,275)
                                                                                    ---------------       ---------------

Net cash flow                                                                               (19,784)               (7,960)
Cash and cash pledged as collateral at January 1                                             76,580                45,428
                                                                                    ---------------       ---------------
     Cash and cash pledged as collateral at March 31                                   $     56,796            $   37,468
                                                                                    ===============       ===============

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
            Income taxes                                                               $     47,500            $    1,500
                                                                                    ===============       ===============
            Interest expense on debt                                                   $      7,225            $   11,407
                                                                                    ===============       ===============
            Interest expense on investment agreements                                  $     49,171            $   53,804
                                                                                    ===============       ===============

    See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
(Dollars in thousands)


(1)  Basis of Presentation

     Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac was incorporated on April 29, 1991. Ambac provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate and total return swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

     Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody's Investors Service, Inc., Standard & Poor's Ratings Services, Fitch, Inc. and Rating and Investment Information, Inc. These ratings are an essential part of Ambac Assurance's ability to provide credit enhancement.

     Ambac's consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America ("GAAP") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac's financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in Ambac's Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 26, 2002.

     The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

     Certain reclassifications have been made to prior period's amounts to conform to the current period's presentation.

(2)  Segment Information

     Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantees (including structured credit derivatives) for public finance and structured finance obligations; and (2) financial services, which provides investment agreements, interest rate swaps, funding conduits, and investment advisory and cash management services.

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

     Information provided below for "Corporate and Other" relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

     The following tables summarize the financial information by reportable segment as of and for the three-month periods ended March 31, 2002 and 2001:

                                                       Financial        Financial       Corporate       Intersegment
Three months ended March 31,                           Guarantee        Services        And Other       Eliminations    Consolidated
                                                      -----------     ------------     ------------     ------------    ------------
2002:
    Revenues:
        Unaffiliated customers ..................     $   179,232     $    16,949      $       729      $         -      $   196,910
        Intersegment ............................           1,306          (1,125)          19,500          (19,681)               -
                                                      -----------     -----------      -----------      -----------      -----------
    Total revenues ..............................     $   180,538     $    15,824      $    20,229         ($19,681)     $   196,910
                                                      -----------     -----------      -----------      -----------      -----------
    Income before income taxes:
        Unaffiliated customers ..................     $   154,971     $    11,813         ($11,403)     $         -      $   155,381
        Intersegment ............................           1,536            (831)          19,173          (19,878)               -
                                                      -----------     -----------      -----------      -----------      -----------
    Total income before income taxes ............     $   156,507     $    10,982      $     7,770         ($19,878)     $   155,381
                                                      -----------     -----------      -----------      -----------      -----------
    Identifiable assets .........................     $ 5,966,498     $ 6,759,971      $   107,265      $         -      $12,833,734
                                                      -----------     -----------      -----------      -----------      -----------
2001:
    Revenues:
        Unaffiliated customers ..................     $   150,439     $    14,897      $     1,629      $         -      $   166,965
        Intersegment ............................             529            (972)          18,000          (17,557)               -
                                                      -----------     -----------      -----------      -----------      -----------
    Total revenues ..............................     $   150,968     $    13,925      $    19,629         ($17,557)     $   166,965
                                                      -----------     -----------      -----------      -----------      -----------
    Income before income taxes:
        Unaffiliated customers ..................     $   129,196     $     9,266          ($9,591)     $         -      $   128,871
        Intersegment ............................           1,096            (881)          17,653          (17,868)               -
                                                      -----------     -----------      -----------      -----------      -----------
    Total income before income taxes ............     $   130,292     $     8,385      $     8,062         ($17,868)     $   128,871
                                                      -----------     -----------      -----------      -----------      -----------
    Identifiable assets .........................     $ 5,063,665     $ 5,063,432      $    62,503      $         -      $10,189,600
                                                      -----------     -----------      -----------      -----------      -----------

     The following table summarizes unaffiliated gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three-month periods ended March 31, 2002 and 2001:

(Dollars in thousands)

                                                     Three Months 2002                    Three Months 2001
                                             ---------------------------------    ---------------------------------
                                              Gross Premiums     Net Premiums       Gross Premiums    Net Premiums
                                                  Written           Earned             Written           Earned
                                             ----------------   --------------    -----------------  --------------
     United States .......................           $112,177         $ 84,994             $ 79,705         $73,096
     United Kingdom ......................             18,185            3,755               14,830           1,993
     Japan ...............................              4,184            2,860                4,038           1,836
     Mexico ..............................              4,164            1,956                2,794           1,977
     Australia ...........................                137              963                  514             842
     France ..............................                221              296                  149             239
     Internationally diversified /(1)/ ...              3,533            3,746                2,488           2,317
     Other international .................              6,760            5,084                5,149           2,816
                                             ----------------   --------------    -----------------  --------------
         Total ...........................           $149,361         $103,654             $109,667         $85,116
                                             ----------------   --------------    -----------------  --------------

1) Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3)  Goodwill and Other Intangible Assets

     In July 2001, the FASB issued FAS Statement 142, "Goodwill and Other Intangible Assets". FAS 142 addresses the initial recognition and measurement of intangible assets either singly or within a group of assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. FAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. Ambac adopted FAS 142 effective January 1, 2002. At March 31, 2002, Ambac had goodwill of $12.5 million. Pursuant to FAS 142, Ambac will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. Ambac is currently evaluating the effect that the impairment review may have on its consolidated results of operation and financial position.

(4)  Accounting for Asset Retirement Obligations

     In August 2001, the FASB issued FAS Statement 143, "Accounting for Asset Retirement Obligations"("SFAS 143".) SFAS 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Ambac is required to adopt SFAS 143 on January 1, 2003.

(5)  Accounting for the Impairment or Disposal of Long-Lived Assets

     In October 2001, the FASB issued FAS Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS 144".) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate

(Dollars in thousands)

that the carrying amount of an asset may not be recoverable. SFAS Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. This statement did not have an effect on Ambac's first quarter of 2002 results.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

     The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three-month periods ended March 31, 2002 and 2001, and its financial condition as of March 31, 2002 and December 31, 2001. These results are presented for Ambac's two reportable segments: Financial Guarantee and Financial Services.

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

     Any or all of Ambac's forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac's actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; and (7) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac's reports to the Securities and Exchange Commission.

Results of Operations

     Consolidated Net Income

     Ambac's net income for the three months ended March 31, 2002 was $117.0 million or $1.07 per diluted share. This represents a 20% increase from the three months ended March 31, 2001 net income of $97.5 million, and a 19% increase from net income per diluted share of $0.90 for the three months ended March 31, 2001. The increase in net income was primarily attributable to growth in Financial Guarantee and Financial Services operating income. Financial Guarantee revenues increased $28.8 million, or 19%. Financial Services revenues increased $2.0 million, or 13%. Excluding realized and unrealized gains and losses from investment securities and structured credit derivatives, Financial Guarantee and Financial Services revenues increased by 19% and 14%, respectively. Financial Guarantee total expenses increased $3.1 million, or 15% from the three months ended March 31, 2002.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     Financial Guarantee

     Ambac provides financial guarantees for debt obligations through its principal operating subsidiary, Ambac Assurance, as well as credit protection in the form of structured credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

     Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States ("Public Finance"). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, healthcare and other general purpose projects. Although Ambac generally guarantees the full range of Public Finance obligations, more recently Ambac has been concentrating on those deals in the Public Finance area which require more structuring skills. Certain projects which had been financed by the local or U.S. government alone are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, are being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these deals include stadium financings, student housing and military housing.

     Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled corporate obligations originated in the United States ("Structured Finance"). Currently, the largest component of Ambac's structured business stems from the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled corporate obligations and structured credit derivatives. These transactions involve the securitization of a portfolio of corporate or asset-backed obligations and, as with all securitizations, Ambac's participation is generally structured with first loss protection or over-collateralization.

     International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside of the United States ("International Finance"). Ambac's emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, Ambac has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain activities. In Japan, Ambac has an alliance with Yasuda Kasai Financial Guarantee Insurance Co. Ltd., the only triple-A rated financial guarantor in Japan. Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from the sale of commodities or receivables.

     Gross Par Written. Ambac Assurance guaranteed $16.8 billion in par value
     -----------------
bonds during the three months ended March 31, 2002, a 1% decrease from $17.0 billion in par during the comparable prior year period. Par value written for the first quarter of 2002 was comprised of $6.8 billion from Public Finance bond obligations, $7.3 billion from Structured Finance obligations and $2.7 billion from international obligations, compared to $5.7 billion, $7.4 billion and $3.9 billion, respectively, in the first quarter of 2001. The March 31, 2002 increase in guaranteed Public Finance bond obligations was affected by a 15% increase in total Public Finance issuance, an increase in insured market penetration from 44% in the first quarter of 2001 to 54% in the first quarter of 2002, partially offset by a decrease in Ambac's Public Finance market share during the period from 25% in the first quarter of 2001 to 19% in the first

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

quarter of 2002. The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money components of the market during the first three months of 2002. International Finance obligations guaranteed during the first three months of 2002 decreased, primarily due to lower structured credit derivatives written.

         Gross Premiums Written. Gross premiums written for the three-month
         -----------------------
period ended March 31, 2002 were $149.4 million, an increase of 36% over $109.7 million for the three month periods ended March 31, 2001. The increase resulted from increased business activity in all markets. Installment premiums written for the three months ended March 31, 2002 were $77.6 million, an increase of 43% from $54.3 million in the three months ended March 31, 2001. The growth in installment premiums is due to the growing book of business in all segments with written premiums of $11.0 million for transactions guaranteed during the first three months of 2002. Up-front premiums written for the three months ended March 31, 2002 were $71.8 million, an increase of 30% over the comparable prior period. The following tables set forth the amounts of gross premiums written and the related gross par written by type:

                                                                        Three Months Ended March 31,
                                                             ----------------------------------------------------
(Dollars in Millions)                                                  2002                       2001
                                                             -------------------------  -------------------------
                                                                Gross        Gross         Gross        Gross
                                                              Premiums        Par        Premiums        Par
                                                               Written      Written       Written      Written
                                                             ------------  -----------  ------------  -----------
Public Finance:
    Up-front:
      New issue .........................................         $ 51.1      $ 5,742        $ 34.5      $ 4,477
      Secondary market ..................................            1.0          150           3.1          463
                                                             ------------  -----------  ------------  -----------
        Sub-total up-front ..............................           52.1        5,892          37.6        4,940
    Installment .........................................            9.9          921           4.7          734
                                                             ------------  -----------  ------------  -----------
           Total Public Finance .........................           62.0        6,813          42.3        5,674
                                                             ------------  -----------  ------------  -----------
Structured Finance:
      Up-front ..........................................            6.0          386           2.6          229
      Installment .......................................           44.2        6,920          34.8        7,156
                                                             ------------  -----------  ------------  -----------
           Total Structured Finance .....................           50.2        7,306          37.4        7,385
                                                             ------------  -----------  ------------  -----------
International Finance:
         Up-front .......................................           13.7          373          15.2          462
         Installment ....................................           23.5        2,308          14.8        3,432
                                                             ------------  -----------  ------------  -----------
              Total  International Finance ..............           37.2        2,681          30.0        3,894
                                                             ------------  -----------  ------------  -----------
              Total .....................................         $149.4      $16,800        $109.7      $16,953
                                                             ============  ===========  ============  ===========
Total up-front ..........................................         $ 71.8      $ 6,651        $ 55.4      $ 5,631
Total installment .......................................           77.6       10,149          54.3       11,322
                                                             ------------  -----------  ------------  -----------
              Total .....................................         $149.4      $16,800        $109.7      $16,953
                                                             ============  ===========  ============  ===========

         Ceded Premiums Written. Ceded premiums written for the three months
         -----------------------
ended March 31, 2002 were $19.5 million, an increase of 54% from $12.7 million for the three months ended March 31, 2001. Ceded premiums written were 13.1% and 11.6% of gross premiums written for the three months ended March 31, 2002 and March 31, 2001, respectively. The increase in ceded premiums written for the first quarter of 2002 stems from a growing book of installment cessions and higher up-front cessions of Public Finance premiums pursuant to a reinsurance treaty that Ambac Assurance implemented during the second quarter of 2001.

         Net Premiums Written. Net premiums written for the three months ended
         ---------------------
March 31, 2002 were $129.8 million, an increase of 34% from $97.0 million for the three months ended March 31, 2001. The increase reflects the higher level of gross premiums written during the first quarter of 2002, partially offset by higher cessions.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

         Net Premiums Earned and Other Credit Enhancement Fees. Net premiums
         ------------------------------------------------------
earned and other credit enhancement fees during the three months ended March 31, 2002 were $109.9 million, an increase of 22% from $89.8 million for the three months ended March 31, 2001. This increase was primarily the result of the larger Financial Guarantee book of business, higher other credit enhancement fees earned from the structured credit derivatives business and higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as "refundings").

         When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Earnings on refundings typically relate to insured Public Finance obligations, where the premium is usually paid up front for the life of the policy. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three months ended March 31, 2002 included $7.3 million (which had a net income per diluted share effect of $0.04) from refundings of previously insured issues. Net premiums earned during the three months ended March 31, 2001 included $6.1 million (which had a net income per diluted share effect of $0.03) from refundings of previously insured issues. Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) during the three months ended March 31, 2002 were $96.3 million, an increase of 22% from $79.0 million for the three months ended March 31, 2001. This increase is due to the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended March 31, 2002 increased 13%, 18% and 55% for Public, Structured and International Finance, respectively, from the three months ended March 31, 2001.

         Other credit enhancement fees in the first quarter of 2002, which is primarily comprised of fees received from the structured credit derivatives product, were $6.3 million, an increase of 34% from $4.7 million in the first quarter of 2001. The increase is due to the continued growth in the structured credit derivatives business.

         The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

         (Dollars in millions)                                             March 31,              March 31,
                                                                             2002                   2001
                                                                       ------------------     ------------------
         Public Finance                                                      $37.0                  $32.7
         Structured Finance                                                   40.6                   34.3
         International Finance                                                18.7                   12.0
                                                                       ------------------     ------------------
         Total normal premiums earned                                         96.3                   79.0
         Refundings                                                            7.3                    6.1
                                                                       ------------------     ------------------
         Total net premiums earned                                           103.6                   85.1
         Other credit enhancement fees                                         6.3                    4.7
                                                                       ------------------     ------------------
         Total net premiums earned and other credit enhancement fees        $109.9                  $89.8
                                                                       ==================     ==================

         Net Investment Income. Net investment income for the three months ended
         ---------------------
March 31, 2002 was $72.5 million, an increase of 12% from $64.5 million in the three months ended March 31, 2001. The increase was primarily attributable to
(i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business, partially offset buy a lower reinvestment rate due to the current interest rate environment; and (ii) a capital

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

contribution from Ambac Financial Group, Inc. totaling approximately $176 million during the fourth quarter of 2001. The contribution was in the form of taxable securities. Ambac Assurance's investments in tax-exempt securities amounted to 66% of the total fair value of its portfolio as of March 31, 2002, versus 69% at March 31, 2001.

         The average pre-tax yield-to-maturity on the investment portfolio was 5.72% and 6.06% as of March 31, 2002 and 2001, respectively.

         Net Securities Losses. Net securities losses for the three months ended
         ----------------------
March 31, 2002 and March 31, 2001 were $4.6 million and $4.9 million, respectively. The following table details amounts included in net securities losses:

         (Dollars in millions)                                             March 31,              March 31,
                                                                             2002                   2001
                                                                       ------------------     ------------------
         Net gains on securities sold                                         $0.4                   $0.1
         Foreign exchange losses on investments                               (0.9)                  (4.3)
         Change in fair value of structured credit derivatives                (4.1)                  (0.7)
                                                                       ------------------     ------------------
         Net securities losses                                               ($4.6)                 ($4.9)
                                                                       ==================     ==================

         Losses and Loss Adjustment Expenses. Losses and loss adjustment
         -----------------------------------
expenses for the three months ended March 31, 2002 were $5.7 million compared to $4.6 million for the three months ended March 31, 2001. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. The liability for losses and loss adjustment expenses consists of the active credit reserve, which represents an estimate of the expected levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default, and case basis loss reserves for obligations in monetary default, or, in the judgement of management, for which default is imminent. The following table summarizes Ambac's loss reserves split between case basis loss reserves and active credit reserves at March 31, 2002 and December 31, 2001.

         (Dollars in millions)                                             March 31,          December 31, 2001
                                                                             2002
                                                                       ------------------     ------------------
         Net loss and loss adjustment expense reserves:
             Case basis reserves *                                          $ 27.8                 $ 27.8
             Active credit reserves                                          126.0                  122.3
                                                                       ------------------     ------------------
         Total                                                              $153.8                 $150.1
                                                                       ------------------     ------------------

         (*) After netting reinsurance recoverable amounting to $2.1 million and $2.3 million at March 31, 2002 and December 31, 2001, respectively.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2002 and the year-ended December 31, 2001:

       (Dollars in millions)                                   March 31,       December 31,
                                                                 2002             2001
                                                          ---------------    --------------
       Beginning balance of net loss reserves                  $150.1           $131.3
       Additions to loss reserves                                 5.7             20.0
       Losses paid                                               (2.2)            (2.6)
       Recoveries of previously paid losses                       0.2              1.4
                                                          ---------------    --------------
       Ending balance of net loss reserves                     $153.8           $150.1
                                                          ===============    ==============

     Management continually reviews and monitors the guaranteed book of business for potential problem credits. Case reserves on guaranteed issues presently in monetary default were $7.0 million at March 31, 2002. These obligations in monetary default require debt service through 2026 totaling $11.3 million. Annual debt service payments are $0.3 million, $0.7 million, $0.5 million, $2.9 million and $0.3 million for 2002, 2003, 2004, 2005 and 2006, respectively. Case reserves on guaranteed issues not presently in monetary default were $20.8 million at March 31, 2002. Net par related to the $20.8 million in case reserves amounted to $140.2 million at March 31, 2002. Additions (reductions) made to the case reserve totaled $0.0 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. Excluding $0.04 million of paid losses and $0.08 million of case reserves on Structured Finance obligations in the three months ended March 31, 2002, the entire case reserves, losses paid and recoveries relate to the Public Finance book of business for all periods presented.

     Ambac Assurance's management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

     Underwriting and Operating Expenses. Underwriting and operating expenses of
     ------------------------------------
$18.6 million in the three months ended March 31, 2002 increased by 12% from $16.6 million in the three months ended March 31, 2001. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. In the three months ended March 31, 2002, gross underwriting and operating expenses were $27.0 million, an increase of 8% from $24.9 million in the three months ended March 31, 2001. The increase in the three months ended March 31, 2002 reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and higher premium taxes. Underwriting and operating expenses deferred were $16.3 million and $15.2 million for the three months ended March 31, 2002 and 2001, respectively. The amortization of previously deferred expenses and reinsurance commissions was $7.9 million and $7.0 million for the three months ended March 31, 2002 and 2001, respectively. The ratio of amortization of previously deferred expenses to net premiums earned and other credit enhancement fees was 7.2% and 7.7% for the three months ended March 31, 2002 and 2001, respectively.

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

     Revenues. Revenues for the three months ended March 31, 2002 increased 14%
     ---------
to $16.6 million (excludes $0.4 million of net securities gains) from $14.5 million (excludes $0.4 million of net securities gains) for the three months ended March 31, 2001. This increase is primarily due to higher investment agreement revenues of $1.9 million, or 48%, stemming from improved net interest spreads and higher volume. Also contributing to the increased revenue was higher revenues from the investment advisory and cash management business of approximately $0.4 million. Derivative product revenues were relatively flat compared to the first quarter of 2001.

     Expenses. Expenses for the three months ended March 31, 2002 were $5.1
     ---------
million, down 9% from $5.6 million in the three months ended March 31, 2001. This decline was due to a one-time reversal of employee benefit expense accruals.


     Corporate Items

     Interest Expense. Interest expense was $10.7 million in the three months
     -----------------
ended March 31, 2002, an increase of 13% from $9.5 million in the three months ended March 31, 2001. The increase is attributable to Ambac's issuance of $200 million in 50-year debentures in October 2001.

     Income Taxes. Income taxes for the three months ended March 31, 2002 were
     -------------
at an effective rate of 24.7% versus 24.3% for the three months ended March 31, 2001. The increase in the effective rate is primarily the result of the growth in underwriting profits.

     Supplemental Analytical Financial Data

     Management, equity analysts and investors consider the following three measures important in analyzing the financial results of Ambac: core earnings; operating earnings; and adjusted gross premiums written. However, none of these measures are promulgated in accordance with accounting principles generally accepted in the United States of America ("GAAP") and should not be considered as substitutes for net income and gross premiums written. The definitions of core earnings, operating earnings, and adjusted gross premiums written described below may differ from the definitions used by other public holding companies of financial guarantee insurers.

     Core Earnings. Ambac defines core earnings as consolidated net income, less
     -------------
the effect of net realized gains and losses from investment securities, unrealized mark-to-market gains and losses from Ambac's structured credit derivatives business, net insurance premiums earned from refundings and calls and certain non-recurring items. Core earnings for the three months ended March 31, 2002 were $115.5 million, an increase of 19% from $97.0 million for the three months ended March 31, 2001. This increase was primarily the result of continued

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

higher normal premiums earned from the growth in the Financial Guarantee book of business, higher net investment income from Financial Guarantee operations, higher other credit enhancement fees, and higher Financial Services revenues. These increases were partially offset by higher expenses in the Financial Guarantee segment.

     Operating Earnings. Ambac defines operating earnings as consolidated net
     -------------------
income, less the effect of net realized gains and losses from investment securities, unrealized mark-to-market gains and losses from Ambac's structured credit derivatives business and certain non-recurring items. Operating earnings for the three months ended March 31, 2002 were $119.7 million, an increase of 19% from $100.4 million in the three months ended March 31, 2001. This increase was primarily the result of continued higher normal premiums earned from the growth in the Financial Guarantee book of business, higher earnings from refundings, higher net investment income from Financial Guarantee operations, higher other credit enhancement fees, and higher Financial Services revenues. These increases were partially offset by higher expenses in the Financial Guarantee segment.

     Following is a table reconciling net income computed in accordance with GAAP to operating earnings and core earnings for the three months ended March 31, 2002 and 2001:

                                                              Three Months        Three Months
                                                                 Ended               Ended
(Dollars in Millions)                                       March 31, 2002       March 31, 2001
                                                          -----------------     ----------------
Net Income .............................................       $117.0                 $97.5
Net securities losses, after tax .......................          2.7                   2.9
                                                          -----------------     ----------------
     Operating earnings ................................        119.7                 100.4
Premiums earned from refundings, after tax .............         (4.2)                 (3.4)
                                                          -----------------     ----------------
     Core earnings .....................................       $115.5                 $97.0
                                                          =================     ================

     Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums
     --------------------------------
written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three months ended March 31, 2002 were $211.9 million, up 34% from $157.6 million in the three months ended March 31, 2001. The increase was due to increased activity in all markets. Public Finance adjusted gross premiums were $73.6 million in the three months ended March 31, 2002, an increase of 68% from $43.8 million in the three months ended March 31, 2001. This increase resulted from higher issuance and higher insured penetration, partially offset by Ambac's lower market share. Ambac focused on the more highly structured part of this market that carries higher premiums and risk weighted returns. Structured Finance adjusted gross premiums were $79.1 million in the three months ended March 31, 2002, an increase of 27% from $62.2 million in the three months ended March 31, 2001. This increase was driven by an increase in collateralized bond obligation writings while consumer mortgage-backed securities writings remain solid. International Finance adjusted gross premiums were $59.2 million in the three months ended March 31, 2002, an increase of 15% from $51.6 million in the three months ended March 31, 2001. International Finance continues to be dominated with large deals, thus creating some variability in premiums writings. Deal flow was especially strong in Japan and in the United Kingdom.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three months ended March 31, 2002 and 2001:


                                                                           Three Months Ended March 31,
                                                                ---------------------------------------------------
(Dollars in Millions)                                               2002           %           2001          %
                                                                ------------  -----------  ------------ -----------
Public Finance policies:
     Up-front policies:
       New issue ..............................................    $ 51.1           24 %      $ 34.5          22 %
       Secondary market .......................................       1.0            1           3.1           2
                                                                ------------  -----------  ------------ -----------
         Sub-total up-front ...................................      52.1           25          37.6          24
    Installment policies ......................................      21.5           10           6.2           4
                                                                ------------  -----------  ------------ -----------
           Total Public Finance policies ......................      73.6           35          43.8          28
                                                                ------------  -----------  ------------ -----------
Structured Finance policies:
     Up-front .................................................       6.0            3           2.6           1
     Installment ..............................................      73.1           34          59.6          38
                                                                ------------  -----------  ------------ -----------
Total Structured Finance policies .............................      79.1           37          62.2          39
                                                                ------------  -----------  ------------ -----------
International Finance /(1)/:
     Up-front .................................................      13.7            7          15.1          10
     Installment ..............................................      45.5           21          36.5          23
                                                                ------------  -----------  ------------ -----------
           Total International Finance written ................      59.2           28          51.6          33
                                                                ------------  -----------  ------------ -----------
Total adjusted gross premiums written .........................    $211.9          100 %      $157.6         100%
                                                                ============  ===========  ============ ===========

Total up-front written ........................................    $ 71.8           34 %      $ 55.3          35 %
Total installment written .....................................     140.1           66         102.3          65
                                                                ------------  -----------  ------------ -----------
Total adjusted gross premiums written .........................    $211.9          100 %      $157.6         100 %
                                                                ============  ===========  ============ ===========

(1) Adjusted gross premiums written include reinsurance assumed of $0.9 million and $14.5 million in the first quarter of 2002 and the first quarter of 2001, respectively.

     Liquidity and Capital Resources

     Ambac Financial Group, Inc. Liquidity. Ambac's liquidity, both on a
     --------------------------------------
short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance's ability to pay dividends or make payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 2002, Ambac Assurance paid dividends of $19.5 million on its common stock to Ambac.

     Ambac's principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance's ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac's operating expenses, debt service obligations and dividends on its common stock.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations (Continued)

     Ambac Assurance Liquidity. The principal uses of Ambac Assurance's
     --------------------------
liquidity are the payment of operating expenses, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance's operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance's liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

     Financial Services Liquidity. The principal uses of liquidity by financial
     -----------------------------
services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses, income taxes and dividends to Ambac. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment's liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs of the financial services subsidiaries are satisfied by short-term inter-company loans from Ambac. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

     Credit Facilities. Ambac and Ambac Assurance have a revolving credit
     ------------------
facility with four major international banks for $200 million, which expires in August 2002 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2002 and December 31, 2001, no amounts were outstanding under this credit facility.

     Ambac Credit Products, L.L.C. has a revolving credit facility with one
     -----------------------------
major international bank for $50 million that expires in June 2002 and provides a three-year term loan provision. The facility is available to Ambac Credit Products for general corporate purposes, including payments in regard to its structured credit derivative activities. As of March 31, 2002 and December 31, 2001, no amounts were outstanding under this facility.

     Capital Support. Ambac Assurance maintains third party capital support in
     ----------------
the form of a seven-year irrevocable limited recourse credit facility from a group of highly rated banks for $400 million that expires in June 2008. This credit facility provides liquidity to Ambac Assurance in the event claims from municipal or certain structured obligations in its guaranteed portfolios exceed specified levels. Repayment of amounts drawn under the credit facility is limited primarily to the amount of any recoveries of losses related to policy obligations in the guaranteed portfolios. As of March 31, 2002 and December 31, 2001, no amounts were outstanding under this facility.

     Ambac Assurance has a perpetual put option on its own preferred stock. The counterparty to this put option is a trust established by a major investment bank. The trust was created as a vehicle for providing capital support to Ambac Assurance by allowing Ambac Assurance to obtain immediate access to new capital at its sole discretion at any time through

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the exercise of the put option. If the put option were exercised, the preferred stock holdings of Ambac Assurance would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. If exercised, Ambac Assurance would receive up to $400 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. The trust is a special purpose trust that is restricted to holding high quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, the trust has issued its own auction market perpetual preferred stock. Ambac Assurance pays a floating put option fee. The trust is rated AA/Aa2 by Standard & Poor's and Moody's respectively.

     Stock Repurchase Program. The Board of Directors of Ambac has authorized
     ------------------------
the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac's Common Stock. During the three months ended March 31, 2002, Ambac acquired approximately 27,000 shares for an aggregate amount of $1.7 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 8,299,000 shares for an aggregate amount of $226.5 million.

     Balance Sheet. Total assets as of March 31, 2002 were $12.83 billion, an
     -------------
increase of 5% from $12.27 billion at December 31, 2001. This increase was due primarily to cash generated from business written during the period and higher volume in the guaranteed investment agreement business. As of March 31, 2002, stockholders' equity was $3.05 billion, a 2% increase from year-end 2001 stockholders' equity of $2.98 billion. The increase stemmed primarily from net income during the period, partially offset by a decrease in the market value of fixed income investment securities. The decreased market value was due to an increase in interest rates during the quarter.

     Special Purpose Entities. Ambac has sponsored two special purpose entities.
     ------------------------
The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. Ambac receives financial guarantee premiums and may receive other fees for this service. Ambac accounts for these entities as Qualified Special Purpose Entities ("QSPEs") in accordance with Statement of Financial Accounting Standards 140. The QSPEs are non-consolidated, bankruptcy remote entities. Ambac purchases debt obligations from certain financial guarantee clients and sells these obligations to the QSPE's. The purchase by the QSPE is financed through the issuance of medium-term notes ("MTNs"), which are collateralized by the purchased assets. These MTNs are generally structured to match the cash flow of the assets purchased. Derivative contracts may be used (interest rate and currency swaps) for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of March 31, 2002, Ambac Assurance had insurance policies issued for all assets owned by and all MTNs outstanding of the QSPEs. Since these exposures are insured, any losses incurred would be included in Ambac's Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, including asset and liability servicing responsibilities.

     Cash Flows. Net cash provided by operating activities was $106.5 million
     ----------
and $115.3 million during the three months ended March 31, 2002 and 2001, respectively. These cash flows were primarily provided by financial guarantee operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Net cash provided by financing activities was $356.0 million during the three months ended March 31, 2002, of which $352.5 million was provided by investment agreements issued (net of draws paid). For the three months ended March 31, 2001, $204.3 million was used in financing activities, of which $212.1 million was used by investment agreements draws paid (net of investment agreements issued).

     Net cash used in investing activities was $482.3 million during the three months ended March 31, 2002, of which $1,437.5 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $866.1 million. For the three months ended March 31, 2001, $81.0 million was provided by investing activities, of which $1,035.9 million was provided by sales and maturities of bonds, partially offset by purchases of bonds totaling $939.0 million.

     Material Commitments. Ambac has made no commitments for material capital
     --------------------
expenditures within the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     In the ordinary course of business, Ambac, through its affiliates, manages a variety of risks, principally credit, market, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

     Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac's financial instruments are interest rate risk, basis risk (e.g. taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac's Risk Management Group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, "Value-at-Risk" and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

     Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, and certain derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

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

     Financial instruments that may be adversely affected by changes in credit spreads include Ambac's outstanding structured credit derivative contracts. Ambac, through its affiliate, Ambac Credit Products, enters into structured credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses.

Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market's perception of the credit quality of the underlying obligations. Substantially all of Ambac Credit Product's contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates Ambac Credit Product's risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac's Structured Finance surveillance group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its contracts.

PART II - OTHER INFORMATION

     Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)  The following are annexed as exhibits:

  Exhibit
  Number             Description
 ----------------   ------------------------------------------------------------

            99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2002 and December 31, 2001 and for the periods ended March 31, 2002 and 2001.

(b)  Reports on Form 8-K:

     On January 25, 2002, Ambac filed a Current Report on Form 8-K with its
                                                          --------
January 23, 2002 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2001 and the year ended December 31, 2001.

     On April 18, 2002, Ambac filed a Current Report on Form 8-K with its April
                                                        --------
17, 2002 press release containing unaudited financial information and accompanying discussion for the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Ambac Financial Group, Inc.
                                        (Registrant)



Dated: May 13, 2002                     By:  /s/ Frank J. Bivona
                                             ------------------------------
                                             Frank J. Bivona
                                             Vice Chairman and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer and Duly
                                             Authorized Officer)

                                INDEX TO EXHIBITS

  Exhibit
  Number             Description
 ----------------   ------------------------------------------------------------

            99.03 Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2002 and December 31, 2001 and for the periods ended March 31, 2002 and 2001.