Form 10-Q
period 2002-06-30
AMBAC FINANCIAL GROUP INC
filed 2002-08-14
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10777

Ambac Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza
New York, New York	10004
(Address of principal executive offices)	(Zip code)

(212) 668-0340
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X        No

As of July 31, 2002, 105,883,509 shares of Common Stock, par value $0.01 per share, (net of 322,300 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1  —  FINANCIAL INFORMATION
Item 1  —  Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2002 and December 31, 2001
(Dollars in Thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost of $10,204,539 in 2002 and $8,355,596 in 2001)	$10,456,533	$8,469,157
Fixed income securities pledged as collateral, at fair value (amortized cost of $939,509 in 2002 and $1,393,193 in 2001)	948,177	1,401,528
Short-term investments, at cost (approximates fair value)	220,426	415,002
Other	2,633	2,163

Total investments	11,627,769	10,287,850
Cash	27,713	76,580
Cash pledged as collateral	9,418	—
Securities purchased under agreements to resell	14,005	11,200
Receivable for investment agreements	169	4,101
Receivable for securities sold	8,649	8,922
Investment income due and accrued	156,133	144,463
Reinsurance recoverable	1,894	2,259
Prepaid reinsurance	272,946	267,655
Deferred acquisition costs	170,345	163,477
Loans	932,213	901,194
Other assets	648,212	399,994

Total assets	$13,869,466	$12,267,695

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Unearned premiums	$1,869,659	$1,780,272
Losses and loss adjustment expense reserve	161,497	152,352
Ceded reinsurance balances payable	9,831	10,146
Obligations under investment and payment agreements	5,220,984	4,089,777
Obligations under investment repurchase agreements	1,190,564	1,422,151
Securities sold under agreement to repurchase	409,000	425,000
Deferred income taxes	183,214	123,077
Current income taxes	18,750	98,145
Debentures	612,472	619,315
Accrued interest payable	78,630	84,225
Other liabilities	595,637	416,632
Payable for securities purchased	158,027	62,915

Total liabilities	10,508,265	9,284,007

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,062	1,060
Additional paid-in capital	549,509	538,135
Accumulated other comprehensive income	158,746	62,476
Retained earnings	2,652,042	2,403,473
Common stock held in treasury at cost	(158)	(21,456)

Total stockholders’ equity	3,361,201	2,983,688

Total liabilities and stockholders’ equity	$13,869,466	$12,267,695

See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended June 30, 2002 and 2001
(Dollars in Thousands Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Financial Guarantee:
Gross premiums written	$195,683	$236,668	$345,044	$346,335
Ceded premiums written	(24,705)	(23,767)	(44,254)	(36,468)

Net premiums written	$170,978	$212,901	$300,790	$309,867

Net premiums earned	$113,630	$93,412	$217,284	$178,528
Other credit enhancement fees	6,576	4,995	12,864	9,648

Net premiums earned and other credit enhancement fees	120,206	98,407	230,148	188,176
Net investment income	73,593	65,058	146,140	129,534
Net securities (losses) gains	(4,510)	1,350	(9,081)	(3,588)
Other income	800	2,284	2,114	3,416
Financial Services:
Revenue	10,966	11,767	27,557	26,226
Net securities gains	408	—	766	438
Other:
Revenue	956	678	1,685	2,307
Net securities losses	(444)	—	(444)	—

Total revenues	201,975	179,544	398,885	346,509

Expenses:
Financial Guarantee:
Losses and loss adjustment expenses	5,900	4,800	11,600	9,400
Underwriting and operating expenses	18,603	17,426	37,164	34,069
Financial Services	5,699	5,973	10,835	11,604
Interest	10,816	9,485	21,482	18,968
Other	2,015	1,714	3,481	3,451

Total expenses	43,033	39,398	84,562	77,492

Income before income taxes	158,942	140,146	314,323	269,017
Provision for income taxes	39,181	32,509	77,610	63,865

Net income	$119,761	$107,637	$236,713	$205,152

Net income per share:
Basic	$1.13	$1.02	$2.23	$1.94

Diluted	$1.09	$0.99	$2.17	$1.88

Weighted average number of common shares outstanding:
Basic	106,124,220	105,816,151	105,978,049	105,739,608

Diluted	109,515,722	109,051,506	109,260,209	108,954,037

See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Unaudited)
For The Periods Ended June 30, 2002 and 2001
(Dollars in Thousands)

	2002		2001
Retained Earnings:
Balance at January 1	$2,403,473		$2,035,209
Net income	236,713	$236,713	205,152	$205,152

Dividends declared—common stock	(19,064)		(16,911)
Exercise of stock options	30,920		(10,688)

Balance at June 30	$2,652,042		$2,212,762

Accumulated Other Comprehensive Income:
Balance at January 1	$62,476		$45,154
Unrealized gains on securities, $150,806 and
$2,351, pre-tax in 2002 and 2001, respectively(1)		95,186		1,138
Cumulative effect of accounting change		—		(880)
Gain (loss) on derivative transactions		21		(57)
Foreign currency translation gain (loss)		1,063		(1,133)

Other comprehensive income (loss)	96,270	96,270	(932)	(932)

Comprehensive income		$332,983		$204,220

Balance at June 30	$158,746		$44,222

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,060		$1,060
Issuance of stock	2		—

Balance at June 30	$1,062		$1,060

Additional Paid-in Capital:
Balance at January 1	$538,135		$533,558
Exercise of stock options	12,859		6,468
Issuance of stock	4,282		—
Capital issuance costs	(5,767)		—

Balance at June 30	$549,509		$540,026

Common Stock Held in Treasury at Cost:
Balance at January 1	($21,456)		($18,867)
Cost of shares acquired	(15,829)		(8,362)
Shares issued under equity plans	37,127		18,923

Balance at June 30	($158)		($8,306)

Total Stockholders' Equity at June 30	$3,361,201		$2,789,764

(1) Disclosure of reclassification amount:

Unrealized holding gains arising during period	$95,897		$2,151
Less: reclassification adjustment for net gains included in net income	711		1,013

Net unrealized gains on securities	$95,186		$1,138

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For The Periods Ended June 30, 2002 and 2001
(Dollars in Thousands)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$236,713	$205,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,724	1,761
Amortization of bond premium and discount	1,720	(9,934)
Current income taxes	(79,395)	(289)
Deferred income taxes	4,503	12,906
Deferred acquisition costs	(6,868)	(11,710)
Unearned premiums, net	84,096	130,935
Losses and loss adjustment expenses	9,510	8,625
Ceded reinsurance balances payable	(315)	1,848
Investment income due and accrued	(11,670)	15,782
Accrued interest payable	(5,595)	(18,991)
Net securities losses	8,759	3,150
Other, net	(32,298)	(13,241)

Net cash provided by operating activities	210,884	325,994

Cash flows from investing activities:
Proceeds from sales of bonds	791,622	583,003
Proceeds from matured bonds	1,078,238	1,241,798
Purchases of bonds	(3,167,562)	(2,450,137)
Change in short-term investments	194,576	36,429
Securities purchased under agreements to resell	(2,805)	121,338
Securities sold under agreements to repurchase	(16,000)	—
Loans	(31,019)	3,990
Other, net	(1,686)	(5,465)

Net cash used in investing activities	(1,154,636)	(469,044)

Cash flows from financing activities:
Dividends paid	(19,064)	(16,911)
Proceeds from issuance of investment agreements	1,867,007	1,435,243
Payments for investment agreement draws	(951,991)	(1,292,064)
Payment agreements	(11,464)	(3,990)
Capital issuance costs	(5,767)	—
Issuance of common stock	4,284	—
Proceeds from issuance of treasury stock	37,127	18,923
Purchases of treasury stock	(15,829)	(8,362)

Net cash provided by financing activities	904,303	132,839

Net cash flow	(39,449)	(10,211)
Cash and cash pledged as collateral at January 1	76,580	45,428

Cash and cash pledged as collateral at June 30	$37,131	$35,217

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$112,500	$45,000

Interest expense on debt	$17,647	$18,874

Interest expense on investment agreements	$114,631	$113,091

See accompanying Notes to Consolidated Unaudited Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Unaudited Financial Statements
(Dollars in thousands)

(1)    Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate and total return swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch, Inc. and Rating and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 26, 2002, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, which was filed with the SEC on May 13, 2002.

The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

Notes to Consolidated Unaudited Financial Statements (Continued)
(Dollars in thousands)

(2)    Segment Information

Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantees (including structured credit derivatives) for public finance and structured finance obligations; and (2) financial services, which provides investment agreements, interest rate swaps, total return swaps, funding conduits, and investment advisory and cash management services. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

Information provided below for “Corporate and Other” relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

The following tables summarize the financial information by reportable segment as of and for the three and six-month periods ended June 30, 2002 and 2001:

Three months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2002:
Revenues:
Unaffiliated customers	$190,089	$11,374	$512	$—	$201,975
Intersegment	3,954	(936)	23,000	(26,018)	—

Total revenues	$194,043	$10,438	$23,512	($26,018)	$201,975

Income before income taxes:
Unaffiliated customers	$165,586	$5,675	($12,319)	$—	$158,942
Intersegment	4,168	(1,019)	22,673	(25,822)	—

Total income before income taxes	$169,754	$4,656	$10,354	($25,822)	$158,942

Identifiable assets	$6,318,366	$7,395,844	$155,256	$—	$13,869,466

2001:
Revenues:
Unaffiliated customers	$167,099	$11,767	$678	$—	$179,544
Intersegment	1,862	(972)	17,000	(17,890)	—

Total revenues	$168,961	$10,795	$17,678	($17,890)	$179,544

Income before income taxes:
Unaffiliated customers	$144,873	$5,794	($10,521)	$—	$140,146
Intersegment	1,559	(936)	16,653	(17,276)	—

Total income before income taxes	$146,432	$4,858	$6,132	($17,276)	$140,146

Identifiable assets	$5,310,145	$5,427,417	$71,454	$—	$10,809,016

Notes to Consolidated Unaudited Financial Statements (Continued)
(Dollars in thousands)

Six months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2002:
Revenues:
Unaffiliated customers	$369,321	$28,323	$1,241	$—	$398,885
Intersegment	5,260	(2,061)	42,500	(45,699)	—

Total revenues	$374,581	$26,262	$43,741	($45,699)	$398,885

Income before income taxes:
Unaffiliated customers	$320,557	$17,488	($23,722)	$—	$314,323
Intersegment	5,704	(1,850)	41,846	(45,700)	—

Total income before income taxes	$326,261	$15,638	$18,124	($45,700)	$314,323

Identifiable assets	$6,318,366	$7,395,844	$155,256	$—	$13,869,466

2001:
Revenues:
Unaffiliated customers	$317,538	$26,664	$2,307	$—	$346,509
Intersegment	2,391	(1,944)	35,000	(35,447)	—

Total revenues	$319,929	$24,720	$37,307	($35,447)	$346,509

Income before income taxes:
Unaffiliated customers	$274,069	$15,060	($20,112)	$—	$269,017
Intersegment	2,655	(1,817)	34,306	(35,144)	—

Total income before income taxes	$276,724	$13,243	$14,194	($35,144)	$269,017

Identifiable assets	$5,310,145	$5,427,417	$71,454	$—	$10,809,016

The following table summarizes unaffiliated gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and six-month periods ended June 30, 2002 and 2001:

	Three Months		Six Months
2002:	Gross Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Earned
United States	$171,484	$91,901	$283,661	$176,895
United Kingdom	5,035	4,460	23,220	8,215
Japan	5,759	4,792	9,943	7,652
Mexico	4,021	1,896	8,185	3,852
Australia	129	951	266	1,914
France	194	247	415	543
Internationally diversified (1)	3,371	5,452	6,904	7,677
Other international	5,690	3,931	12,450	10,536

Total	$195,683	$113,630	$345,044	$217,284

2001:
United States	$176,078	$79,140	$254,453	$150,662
United Kingdom	12,595	2,043	27,425	4,036
Japan	2,716	2,177	5,510	4,154
Mexico	3,988	1,847	8,026	3,683
Australia	4,537	951	5,051	1,793
France	287	309	436	548
Internationally diversified (1)	16,928	3,429	20,746	7,320
Other international	19,539	3,516	24,688	6,332

Total	$236,668	$93,412	$346,335	$178,528

(1)  Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

Notes to Consolidated Unaudited Financial Statements (Continued)
(Dollars in thousands)

(3)	Accounting Standards

In July 2001, the FASB issued SFAS Statement 142, “Goodwill and Other Intangible Assets”. SFAS 142 addresses the initial recognition and measurement of intangible assets either singly or within a group of assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. At June 30, 2002, Ambac had goodwill of $12.5 million. Ambac adopted SFAS 142 effective January 1, 2002. Implementation of SFAS 142 did not have a material impact on the consolidated financial statements.

In August 2001, the FASB issued SFAS Statement 143, “Accounting for Asset Retirement Obligations”(“SFAS 143”.) SFAS 143 requires companies to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. Companies also record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Ambac is required to adopt SFAS 143 on January 1, 2003. Ambac does not anticipate that SFAS 143 will have a material impact on the consolidated financial statements.

In October 2001, the FASB issued SFAS Statement 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”.) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS Statement 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. Ambac adopted SFAS 144 effective January 1, 2002. This statement did not have an effect on Ambac’s consolidated financial statements.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Management has identified the accounting for loss and loss adjustment expenses and the valuation of financial instruments as critical accounting policies.

The reserve for losses and loss adjustment expenses consists of the active credit reserve and case basis loss and loss adjustment expense reserves. The development of the active credit reserve is based upon estimates of the expected levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default. When losses occur (actual monetary defaults or defaults which are imminent on

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

guaranteed obligations), case basis loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. All or parts of case basis loss reserves are allocated from any active credit reserves available. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

The following financial instruments are carried in the accompanying balance sheet at fair value: fixed income investment securities and derivatives used for hedging purposes and derivatives held for trading purposes. The fair values of fixed income investment securities are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When quotes are not available, fair values are estimated based upon internal valuation models. The fair values of all derivatives are based on quoted dealer prices, current settlement values, or pricing valuation models. All valuation models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Materials in this Form 10-Q may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give Ambac’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of Ambac’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of our securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; and (7) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the Securities and Exchange Commission.

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six-month periods ended June 30, 2002 and 2001, and its financial condition as of June 30, 2002 and December 31, 2001. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended June 30, 2002 was $119.8 million or $1.09 per diluted share. This represents an 11% increase from the three months ended June

Item2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

30, 2001 net income of $107.6 million, and a 10% increase from net income per diluted share of $0.99 for the three months ended June 30, 2001. The increase in net income was primarily attributable to growth in Financial Guarantee operating income. Financial Guarantee revenues increased $23.0 million, or 14%. Excluding realized and unrealized gains and losses from investment securities and structured credit derivatives, Financial Guarantee revenues increased by 17%. Financial Guarantee total expenses increased $2.3 million, or 10% from the three months ended June 30, 2001. Ambac’s net income for the six months ended June 30, 2002 was $236.7 million or $2.17 per diluted share. This represents an increase of 15% from the comparable prior period net income of $205.2 million or $1.88 per diluted share in the six months ended June 30, 2001.

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

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, healthcare and other general purpose projects. Although Ambac generally guarantees the full range of Public Finance obligations, more recently Ambac has been concentrating on those deals in the Public Finance area which require more structuring skills. Certain projects which had been financed by the local or U.S. government alone are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, are being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these deals include stadium financings, student housing and military housing.

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s structured business stems from the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations and structured credit derivatives. These transactions involve the securitization of a portfolio of corporate or asset-backed obligations and, as with all securitizations, Ambac’s participation is generally structured with first loss protection.

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside of the United States (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, Ambac has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain activities. In Japan, Ambac has an alliance with Sampo Japan Financial Guarantee Co. Ltd. (formerly known as Yasuda Kasai Financial Guarantee Insurance Co. Ltd.). Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Par Written.  Ambac Assurance guaranteed $22.7 billion in par value bonds during the three months ended June 30, 2002, an 18% decrease from $27.7 billion in par during the comparable prior year period. Par value written for the second quarter of 2002 was comprised of $12.0 billion from Public Finance bond obligations, $8.4 billion from Structured Finance obligations and $2.3 billion from international obligations, compared to $10.7 billion, $10.6 billion and $6.4 billion, respectively, in the second quarter of 2001.

During the six months ended June 30, 2002, Ambac Assurance guaranteed $39.5 billion in par value bonds, an 11% decrease from $44.6 billion in par during the first six months of 2001. Par value written for the six months ended June 30, 2002 was comprised of $18.8 billion from Public Finance bond obligations, $15.7 billion from Structured Finance obligations and $5.0 billion from International Finance obligations, compared to $16.3 billion, $18.0 billion and $10.3 billion, respectively, in the six months ended June 30, 2001.

The volume of new issue Public Finance bonds for the three and six months ended June 30, 2002 increased by 23% and 20%, respectively. The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money components of the market. Additionally, insured penetration increased to 53% in the six months ended June 30, 2002, as compared to 48% for the comparable period in the prior year. Partially offsetting these increases were Ambac’s lower market share of 21% for the six months ended June 30, 2002 as compared to 26% for the comparable period in the prior year.

International Finance obligations guaranteed during the three and six months ended June 30, 2002 decreased by 63% and 51% compared to their respective periods in 2001. This was a result of lower infrastructure finance and structured credit derivatives written, partially offset by strong asset-backed writings in Japan and the United Kingdom. International infrastructure transactions tend to be large with long and unpredictable execution times, causing large variances from period to period. Structured credit derivatives written decreased from $6.3 billion in the six months ended June 30, 2001 to $2.2 billion in the six months ended June 30, 2002.

Gross Premiums Written.  Gross premiums written for the three and six-month periods ended June 30, 2002 were $195.7 million and $345.0 million, a decrease of $41.0 million or 17% from $236.7 million in the three months ended June 30, 2001 and a decrease of $1.3 million or 0% from $346.3 million in the six months ended June 30, 2001. The decrease for the three months ended June 30, 2002 is a result of lower Public and International Finance gross premiums written, partially offset by higher Structured Finance gross premiums written. The decrease for the six months ended June 30, 2002 is due to lower International Finance gross premiums written, partially offset by higher Public and Structured Finance gross premiums written.

Installment premiums written for the three months and six months ended June 30, 2002 were $82.7 million and $160.2 million, respectively, an increase of 38% from $59.8 million in the three months ended June 30, 2001 and an increase of 41% from $114.0 in the six months ended June 30, 2001. The growth in installment premiums is due to the growing book of business in all segments with written premiums of $18.0 million and $29.0 million for transactions guaranteed during the three and six months ended June 30, 2002, respectively. Up-front premiums written for the three and six months ended June 30, 2002 were $113.0 million and $184.8 million, a decrease of 36% from $176.9 million in the three months ended

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

June 30, 2002 and a decrease of 20% from $232.3 million in the six months ended June 30, 2002.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended June 30,
(Dollars in Millions)	2002		2001
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front:
New issue	$96.5	$9,970	$109.7	$9,425
Secondary market	1.7	183	3.3	361

Sub-total up-front	98.2	10,153	113.0	9,786
Installment	10.6	1,804	6.5	865

Total Public Finance	108.8	11,957	119.5	10,651

Structured Finance:
Up-front	14.4	1,552	21.3	1,369
Installment	48.3	6,876	37.3	9,253

Total Structured Finance	62.7	8,428	58.6	10,622

International Finance:
Up-front	0.4	249	42.6	1,330
Installment	23.8	2,102	16.0	5,068

Total International Finance	24.2	2,351	58.6	6,398

Total	$195.7	$22,736	$236.7	$27,671

Total up-front	$113.0	$11,954	$176.9	$12,485
Total installment	82.7	10,782	59.8	15,186

Total	$195.7	$22,736	$236.7	$27,671

	Six Months Ended June 30,
(Dollars in Millions)	2002		2001
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front:
New issue	$147.6	$15,712	$144.2	$13,902
Secondary market	2.7	333	6.5	824

Sub-total up-front	150.3	16,045	150.7	14,726
Installment	20.5	2,725	11.2	1,599

Total Public Finance	170.8	18,770	161.9	16,325

Structured Finance:
Up-front	20.4	1,938	23.9	1,598
Installment	92.4	13,796	72.0	16,409

Total Structured Finance	112.8	15,734	95.9	18,007

International Finance:
Up-front	14.1	622	57.7	1,792
Installment	47.3	4,410	30.8	8,500

Total International Finance	61.4	5,032	88.5	10,292

Total	$345.0	$39,536	$346.3	$44,624

Total up-front	$184.8	$18,605	$232.3	$18,116
Total installment	160.2	20,931	114.0	26,508

Total	$345.0	$39,536	$346.3	$44,624

Ceded Premiums Written. Ceded premiums written for the three and six months ended June 30, 2002 were $24.7 million and $44.3 million, respectively, an increase of 4% from $23.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million in the three months ended June 30, 2001 and an increase of 21% from $36.5 million in the six months ended June 30, 2001. Ceded premiums written were 12.6% and 12.8% of gross premiums written for the three and six months ended June 30, 2002, respectively, compared with 10.0% and 10.5% for the three and six months ended June 30, 2001, respectively. The increase in ceded premiums written for the three and six months ended June 30, 2002 stems from a growing book of installment cessions and higher up-front cessions of Public Finance premiums pursuant to a reinsurance treaty that Ambac Assurance implemented during the second quarter of 2001 which provides capacity for large insured risks.

Net Premiums Written. Net premiums written for the three and six months ended June 30, 2002 were $171.0 million and $300.8 million, respectively, a decrease of 20% from $212.9 million in the three months ended June 30, 2001 and a decrease of 3% from $309.9 million for the six months ended June 30, 2001, respectively. These decreases reflect both the lower amounts of gross premiums written and the higher amounts of cessions to reinsurers in 2002.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during the three and six months ended June 30, 2002 were $120.2 million and $230.1 million, respectively, increases of 22% from $98.4 million for the three months ended June 30, 2001 and $188.2 million for the six months ended June 30, 2001. These increases were primarily the result of the larger Financial Guarantee book of business, higher other credit enhancement fees earned from the structured credit derivatives business and higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”).

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is generally earned at that time. Earnings on refundings typically relate to insured Public Finance obligations, where the premium is usually paid up front for the life of the policy. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three and six months ended June 30, 2002 included $11.2 million (which had a net income per diluted share effect of $0.06) and $18.5 million (which had a net income per diluted share effect of $0.09) from refundings of previously insured issues. Net premiums earned during the three and six months ended June 30, 2001 included $10.6 million (which had a net income per diluted share effect of $0.06) and $16.7 million (which had a net income per diluted share effect of $0.09) from refundings of previously insured issues.

Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) increased 24% from $82.8 million in the second quarter of 2001 to $102.4 million in the second quarter of 2002. Normal net premiums earned for the six months ended June 30, 2002 were $198.7 million, an increase of 23% from $161.8 million in the six months ended June 30, 2001. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended June 30, 2002 increased 13%, 18% and 67% for Public, Structured and International Finance, respectively, from the three months ended June 30, 2001. Normal net premiums earned during the six months ended June 30, 2002 increased 13%, 18% and 62% for Public, Structured and International Finance, respectively, from the six months ended June 30, 2001.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three and six months ended June 30, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

were $6.6 million and $12.9 million, respectively, an increase of 32% from $5.0 million in the three months ended June 30, 2001 and an increase of 33% from $9.7 million in the six months ended June 30, 2001. The increases are due to the continued growth in the structured credit derivatives business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Public Finance	$38.2	$33.7	$75.2	$66.4
Structured Finance	42.5	36.1	83.1	70.4
International Finance	21.7	13.0	40.4	25.0

Total normal premiums earned	102.4	82.8	198.7	161.8
Refundings	11.2	10.6	18.5	16.7

Total net premiums earned	113.6	93.4	217.2	178.5
Other credit enhancement fees	6.6	5.0	12.9	9.7

Total net premiums earned and other credit enhancement fees	$120.2	$98.4	$230.1	$188.2

Net Investment Income. Net investment income for the three and six months ended June 30, 2002 were $73.6 million and $146.1 million, increases of 13% from $65.1 million and $129.5 million in the three and six months ended June 30, 2001, respectively. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business, partially offset buy a lower reinvestment rate due to the current interest rate environment; and (ii) a capital contribution from Ambac Financial Group, Inc. totaling approximately $176 million during the fourth quarter of 2001. Ambac Assurance’s investments in tax-exempt securities amounted to 68% of the total fair value of its portfolio as of June 30, 2002, versus 70% at June 30, 2001.

The average pre-tax yield-to-maturity on the investment portfolio was 5.66% and 5.92% as of June 30, 2002 and 2001, respectively.

Net Securities (Losses) Gains. Net securities losses for the three and six months ended June 30, 2002 were $4.5 million and $9.1 million, respectively. This compares to net securities gains of $1.4 million for the three months ended June 30, 2001 and net securities losses of $3.6 million for the six months ended June 30, 2001. The following table details amounts included in net securities (losses) gains:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net gains on securities sold	$0.5	$0.4	$0.9	$0.5
Foreign exchange gains (losses) on investments	3.0	0.3	2.1	(4.1)
Change in fair value of structured credit derivatives	(8.0)	0.7	(12.1)	—

Net securities (losses) gains	($4.5)	$1.4	($9.1)	($3.6)

The change in fair value of structured credit derivatives includes both unrealized mark-to-market gains and losses and realized losses paid. Realized losses paid on structured credit derivatives totaled $1.5 million in the three months ended June 30, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three and six months ended June 30, 2002 were $5.9 million and $11.6 million, respectively, compared to $4.8 million and $9.4 million for the three and six months ended June 30, 2001, respectively. The following table summarizes Ambac’s loss reserves split between case basis loss reserves and active credit reserves at June 30, 2002 and December 31, 2001.

(Dollars in millions)	June 30, 2002	December 31, 2001
Net loss and loss adjustment expense reserves:
Case basis reserves *	$38.3	$27.8
Active credit reserves	121.3	122.3

Total	$159.6	$150.1

(*)	After netting reinsurance recoverable amounting to $1.9 million and $2.3 million at June 30, 2002 and December 31, 2001, respectively.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2002 and the year-ended December 31, 2001:

(Dollars in millions)	June 30, 2002	December 31, 2001
Beginning balance of net loss reserves	$150.1	$131.3
Additions to loss reserves	11.6	20.0
Losses paid	(2.4)	(2.6)
Recoveries of previously paid losses	0.3	1.4

Ending balance of net loss reserves	$159.6	$150.1

Management continually reviews and monitors the guaranteed book of business for potential problem credits. Case reserves on guaranteed issues presently in monetary default were $10.9 million at June 30, 2002. These obligations in monetary default require debt service through 2026 totaling $16.9 million. Annual debt service payments are $0.3 million, $0.9 million, $0.8 million, $3.1 million and $0.6 million for 2002, 2003, 2004, 2005 and 2006, respectively. Case reserves on guaranteed issues not presently in monetary default were $27.4 million at June 30, 2002. Net par related to the $27.4 million in case reserves amounted to $143.0 million at June 30, 2002. Additions made to the case reserve totaled $10.4 million and $5.8 million for the six months ended June 30, 2002 and 2001, respectively. The following tables provide details of losses paid for the six months ended June 30, 2002 and 2001 and case reserves at June 30, 2002 and December 31, 2001 by market sector:

(Dollars in millions)	June 30, 2002	June 30, 2001
Losses paid:
Public Finance	$2.3	$1.6
Structured Finance	0.1	—
International Finance	—	—

Total	$2.4	$1.6

(Dollars in millions)	June 30, 2002	December 31, 2001
Case reserves:
Public Finance	$34.4	$27.8
Structured Finance	—	—
International Finance	3.9	—

Total	$38.3	$27.8

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2002 were $18.6 million and $37.2, respectively, an increase of 7% from $17.4 million in the three months ended June 30, 2001 and an increase of 9% from $34.1 million from the six months ended June 30, 2001. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and six months ended June 30, 2002, gross underwriting and operating expenses were $28.2 million and $55.2 million, respectively, an increase of 7% from $26.3 million in the three months ended June 30, 2001 and an increase of 8% from $51.3 million in the six months ended June 30, 2001. These increases in the three and six months ended June 30, 2002 reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and higher premium taxes. Underwriting and operating expenses deferred for the three and six months ended June 30, 2002 were $17.5 million and $33.9 million, respectively, and $16.0 million and $31.3 million for the three and six months ended June 30, 2001, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 2002 were $7.9 million and $15.8 million, respectively, and $7.1 million and $14.1 million for the three and six months ended June 30, 2001, respectively. The ratio of amortization of previously deferred expenses to net premiums earned and other credit enhancement fees was 6.6%, 6.9%, 7.2% and 7.5% for the three and six months ended June 30, 2002 and the three and six months ended June 30, 2001, respectively.

Financial Services

Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps, funding conduits, investment advisory and cash management services, principally to its financial guarantee clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

Revenues. Revenues, excluding securities gains, for the three and six months ended June 30, 2002 were $11.0 million and $27.6 million, respectively, a decrease of 7% from $11.8 million in the three months ended June 30, 2001 and an increase of 5% from $26.2 million for the six months ended June 30, 2001. The decrease in second quarter 2002 amounts is primarily due to lower swap revenues of $4.7 million, mainly due to a revenue adjustment of $3.8 million on a transaction executed in early 2000 and terminated in the second quarter of 2002. Partially offsetting the lower swap revenues were higher investment agreement revenues of $3.9 million, stemming from improved net interest spreads and higher volume. Investment advisory and cash management business revenues were flat, at $3.4 million in the second quarter of 2002 and 2001. The revenue increase in the six months ended June 30, 2002 is a result of higher investment agreement revenues of $5.8 million, an increase of 91% from $6.4 million in the six months ended June 30, 2001. These increases are partially offset by lower swap revenues of $4.8 million as described above.

Expenses. Expenses for the three and six months ended June 30, 2002 were $5.7 million and $10.8 million, respectively, down 5% from $6.0 million in the three months ended June 30, 2001 and a decrease of 7% from $11.6 million in the six months ended June 30, 2001. The decline for the six months ended June 30, 2002 was due to a one-time reversal of employee benefit expense accruals and lower operating expenses.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Items

Interest Expense.Interest expense for the three and six months ended June 30, 2002 was $10.8 million and $21.5 million, respectively, an increase of 14% from $9.5 million in the three months ended June 30, 2001 and an increase of 13% from $19.0 million in the six months ended June 30, 2001. The increase is attributable to Ambac’s issuance of $200 million in 50-year debentures in October 2001.

Income Taxes. Income taxes for the three and six months ended June 30, 2002 were at an effective rate of 24.7% versus 23.2% and 23.7% for the three and six months ended June 30, 2001. The increase in the effective rate is primarily the result of the growth in underwriting profits and a favorable settlement of a state income tax audit during the second quarter of 2001.

Supplemental Analytical Financial Data

Management, equity analysts and investors consider adjusted gross premiums written important in analyzing the financial results of Ambac. However, adjusted gross premiums written is not promulgated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for gross premiums written. The definition of adjusted gross premiums written described below may differ from the definition used by other public holding companies of financial guarantee insurers.

Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three and six months ended June 30, 2002 were $276.7 million and $488.6 million, respectively, a decrease of 10% from $307.8 million in the three months ended June 30, 2001 and an increase of 5% from $465.5 million in the six months ended June 30, 2001. During 2002, a strong flow of business in Public Finance and Structured Finance was offset by a decline in transactions closed in International Finance.

Public Finance adjusted gross premiums for the three and six months ended June 30, 2002 were $135.4 million and $209.0 million, respectively, an increase of 7% from $126.2 million in the three months ended June 30, 2001 and an increase of 23% from $170.0 million in the six months ended June 30, 2001. These increases resulted from higher issuance and higher insured penetration, partially offset by Ambac’s lower market share. Ambac continues to focus on the more highly structured part of this market that carries higher premiums and risk weighted returns. This is accomplished without compromising Ambac’s historical underwriting standards.

Structured Finance adjusted gross premiums for the three and six months ended June 30, 2002 were $101.8 million and $180.9 million, respectively, an increase of 3% from $98.9 million in the three months ended June 30, 2001 and an increase of 12% from $161.2 million in the six months ended June 30, 2001. Increases in this market were driven by strong asset-backed, collateralized debt obligation writings and investor-owned utilities activity, partially offset by lower mortgage-backed activity.

International Finance adjusted gross premiums for the three and six months ended June 30, 2002 were $39.5 million and $98.7 million, respectively, a decrease of 52% from $82.7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million in the three months ended June 30, 2001 and a decrease of 27% from $134.3 million in the six months ended June 30, 2001. International Finance continues to be dominated by large deals, thus creating some variability in premiums writings. Deal flow was especially strong in the asset-backed markets in Japan and in the United Kingdom, but slow in United Kingdom infrastructure transactions.

The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in Millions)	2002	%	2001	%	2002	%	2001	%
Public Finance policies:
Up-front policies:
New issue	$96.5	35%	$109.7	36%	$147.6	30%	$144.2	31%
Secondary market	1.7	1	3.3	1	2.7	1	6.5	1

Sub-total up-front	98.2	36	113.0	37	150.3	31	150.7	32
Installment policies	37.2	13	13.2	4	58.7	12	19.3	4

Total Public Finance policies	135.4	49	126.2	41	209.0	43	170.0	36

Structured Finance policies:
Up-front	14.4	5	21.3	7	20.4	4	23.9	5
Installment	87.4	32	77.6	25	160.5	33	137.3	30

Total Structured Finance policies	101.8	37	98.9	32	180.9	37	161.2	35

International policies (1):
Up-front	0.4	—	42.6	14	14.1	3	57.7	13
Installment	39.1	14	40.1	13	84.6	17	76.6	16

Total International policies	39.5	14	82.7	27	98.7	20	134.3	29

Total adjusted gross premiums	$276.7	100%	$307.8	100%	$488.6	100%	$465.5	100%

Total up-front	$113.0	41%	$176.9	57%	$184.8	38%	$232.3	50%
Total installment	163.7	59	130.9	43	303.8	62	233.2	50

Total adjusted gross premiums	$276.7	100%	$307.88	100%	$488.6	100%	$465.5	100%

(1)  Adjusted gross premiums written include reinsurance assumed of $0.0 million and $0.9 million in the second quarter and six months ended June, 2002, respectively, and $27.1 million and $41.6 million in the second quarter and six months ended June 2001, respectively.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 2002, Ambac Assurance paid dividends of $39.0 million on its common stock to Ambac.

        Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

Ambac Assurance Liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

Financial Services Liquidity. The principal uses of liquidity by financial services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses, income taxes and dividends to Ambac. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs of the financial services subsidiaries are satisfied by short-term inter-company loans from Ambac Assurance. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Credit Facilities. Ambac and Ambac Assurance have a revolving credit facility with six major international banks for $300 million, which expires in July 2003 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of June 30, 2002 and December 31, 2001, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $1.75 billion.

Capital Support. Ambac Assurance has replaced its remaining portion of its bank line capital support during the second quarter of 2002, with the second phase of an innovative capital markets structure. The first phase was completed late last year.

Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing Ambac Assurance to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, the preferred stock holdings of Ambac Assurance would give investors the rights of an equity investor in Ambac Assurance.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. If exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual preferred stock. Ambac Assurance pays a floating put option fee. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s respectively.

Stock Repurchase Program. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. During the six months ended June 30, 2002, Ambac acquired approximately 238,000 shares for an aggregate amount of $15.7 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 8,510,000 shares for an aggregate amount of $240.5 million.

Balance Sheet. Total assets as of June 30, 2002 were $13.87 billion, an increase of 13% from $12.27 billion at December 31, 2001. This increase was due primarily to cash generated from business written during the period and higher volume in the guaranteed investment agreement business. As of June 30, 2002, stockholders’ equity was $3.36 billion, a 13% increase from year-end 2001 stockholders’ equity of $2.98 billion. The increase stemmed primarily from net income during the period and an increase in the market value of fixed income investment securities. The increased market value was primarily due to a decrease in interest rates during the six months ended June 30, 2002.

Special Purpose Entities. Ambac has sponsored two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. Ambac receives financial guarantee premiums and may receive other fees for this service. Ambac accounts for these entities as Qualified Special Purpose Entities (“QSPEs”) in accordance with Statement of Financial Accounting Standards 140. The QSPEs are non-consolidated, bankruptcy remote entities. Ambac purchases debt obligations from certain financial guarantee clients and sells these obligations to the QSPEs. The purchase by the QSPE is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. These MTNs are generally structured to match the cash flow of the assets purchased. Derivative contracts may be used (interest rate and currency swaps) for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of June 30, 2002, Ambac Assurance had insurance policies issued for all assets owned by and all MTNs outstanding of the QSPEs. Since these exposures are insured, any losses incurred would be included in Ambac’s Consolidated Statements of Operations. As of June 30, 2002, the outstanding MTN liabilities were $1.2 billion. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, including asset and liability servicing responsibilities.

Cash Flows. Net cash provided by operating activities was $210.7 million and $326.0 million during the six months ended June 30, 2002 and 2001, respectively. These cash flows were primarily provided by financial guarantee operations.

Net cash provided by financing activities was $904.5 million and $132.8 million during the six months ended June 30, 2002 and 2001, respectively, of which $915.0 million and $143.1

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million was provided by investment agreements issued (net of draws paid) for the six months ended June 30, 2002 and 2001, respectively.

Net cash used in investing activities was $1,154.6 million during the six months ended June 30, 2002, of which $3,167.6 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,869.9 million. For the six months ended June 30, 2001, $469.0 million was used in investing activities, of which $2,450.1 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $1,824.8 million.

Material Commitments. Ambac has made no commitments for material capital expenditures within the next twelve months.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Ambac, through its affiliates, manages a variety of risks, principally credit, market, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g. taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac’s Risk Management Group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, “Value-at-Risk” and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, and certain derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

Financial instruments that may be adversely affected by changes in basis include Ambac’s municipal interest rate swap portfolio. Ambac, through its affiliate Ambac Financial Services, L.P., is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. Since no single measure can capture all dimensions of market risk, Ambac supplements its VaR methodology by performing analyses of parallel and non-parallel shifts in yield curves and stress test scenarios which measure the potential impact of normal market conditions, which might cause abnormal volatility swings or disruptions of market relationships.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding structured credit derivative contracts. Ambac, through its affiliate, Ambac Credit Products, enters into structured credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused

Item 3.    Quantitative and Qualitative Disclosures About Market Risk (Continued)

by changes in the market’s perception of the credit quality of the underlying obligations. Substantially all of Ambac Credit Product’s contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates Ambac Credit Product’s risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac’s Structured Finance surveillance group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its contracts.

PART II  –  OTHER INFORMATION

Items 1, 2, 3, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4  –   Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 7, 2002, and received the votes set forth below:

Proposal 1.    The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld

Phillip B. Lassiter	91,935,097	384,509
Michael A. Callen	91,398,435	921,171
Renso L. Caporali	91,393,663	925,943
Jill M. Considine	91,341,612	977,994
Richard Dulude	91,393,695	925,911
Robert J. Genader	91,935,318	384,288
W. Grant Gregory	91,396,551	923,055

There were no broker non-votes for this proposal.

Proposal 2.    The proposal to ratify the selection of KPMG LLP as independent auditors of Ambac and its subsidiaries for 2002 was adopted, with 90,020,739 votes in favor, 1,987,527 votes against and 311,340 votes abstaining. There were no broker non-votes for this proposal.

Item 6  –   Exhibits and Reports on Form 8-K

(a)    The following are annexed as exhibits:

Exhibit Number	Description

10.31
Revolving Credit Agreement dated as of August 1, 2002 among Ambac and Ambac Assurance as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York, as the Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent for the Lenders.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2002 and December 31, 2001 and for the periods ended June 30, 2002 and 2001.

99.06	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II  –  OTHER INFORMATION—(Continued)

Exhibit Number	Description

99.07	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

On July 19, 2002, Ambac filed a Current Report on Form 8-K with its July 17, 2002 press release containing unaudited financial information and accompanying discussion for the three and six months ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

By:	/S/ FRANK J. BIVONA
Frank J. Bivona Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Dated:  August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

10.31
Revolving Credit Agreement dated as of August 1, 2002 among Ambac and Ambac Assurance as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York, as the Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent for the Lenders.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2002 and December 31, 2001 and for the periods ended June 30, 2002 and 2001.

99.06	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.07	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.