Form 10-Q
period 2002-09-30
AMBAC FINANCIAL GROUP INC
filed 2002-11-14
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10777

Ambac Financial Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza New York, New York	10004
(Address of principal executive offices)	(Zip code)

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

Yes	☒	No	☐

            As of October 31, 2002, 105,977,949 shares of Common Stock, par value $0.01 per share, (net of 233,518 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2002 and December 31, 2001
(Dollars in Thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $10,163,780 in 2002 and $8,355,596 in 2001)	$10,710,694	$8,469,157
Fixed income securities pledged as collateral, at fair value (amortized cost of $809,274 in 2002 and $1,393,193 in 2001)	815,742	1,401,528
Short-term investments, at cost (approximates fair value)	137,369	415,002
Other	2,159	2,163

Total investments	11,665,964	10,287,850
Cash	32,342	76,580
Securities purchased under agreements to resell	24,504	11,200
Receivable for investment agreements	21,369	4,101
Receivable for securities sold	508,156	8,922
Investment income due and accrued	127,961	144,463
Reinsurance recoverable	2,195	2,259
Prepaid reinsurance	273,931	267,655
Deferred acquisition costs	172,718	163,477
Loans	848,399	901,194
Derivative product assets	961,250	383,959
Other assets	49,290	100,460

Total assets	$14,688,079	$12,352,120

Liabilities and Stockholders’ Equity
Liabilities:
Unearned premiums	$1,926,789	$1,780,272
Losses and loss adjustment expense reserve	167,045	152,352
Ceded reinsurance balances payable	11,248	10,146
Obligations under investment and payment agreements	5,246,902	4,089,777
Obligations under investment repurchase agreements	1,085,946	1,422,151
Securities sold under agreement to repurchase	460,495	425,000
Deferred income taxes	270,930	123,077
Current income taxes	36,675	98,145
Debentures	612,717	619,315
Accrued interest payable	70,278	84,225
Derivative product assets	799,719	325,922
Other liabilities	138,175	175,135
Payable for securities purchased	241,036	62,915

Total liabilities	11,067,955	9,368,432

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,062	1,060
Additional paid-in capital	548,823	538,135
Accumulated other comprehensive income	319,793	62,476
Retained earnings	2,772,509	2,403,473
Common stock held in treasury at cost	(22,063)	(21,456)

Total stockholders’ equity	3,620,124	2,983,688

Total liabilities and stockholders’ equity	$14,688,079	$12,352,120

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended September 30, 2002 and 2001
(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenues:
Financial Guarantee:
Gross premiums written	$205,110	$152,918	$550,154	$499,253
Ceded premiums written	(26,854)	(35,874)	(71,108)	(72,342)

Net premiums written	$178,256	$117,044	$479,046	$426,911

Net premiums earned	$122,396	$98,019	$339,680	$276,547
Other credit enhancement fees	7,307	5,876	20,171	15,524

Net premiums earned and other credit enhancement fees	129,703	103,895	359,851	292,071
Net investment income	75,895	67,318	222,035	196,852
Net securities (losses) gains	(1,500)	3,578	(10,581)	(10)
Other income	472	502	2,586	3,918
Financial Services:
Revenue	13,582	10,231	41,139	36,457
Net securities gains (losses)	1,402	(3,589)	2,168	(3,151)
Other:
Revenue	974	786	2,659	3,093
Net securities losses	(127)	(1,383)	(571)	(1,383)

Total revenues	220,401	181,338	619,286	527,847

Expenses:
Financial Guarantee:
Losses and loss adjustment expenses	6,100	5,100	17,700	14,500
Underwriting and operating expenses	18,467	16,602	55,631	50,671
Financial Services	5,380	5,023	16,215	16,627
Interest	10,774	9,370	32,256	28,338
Other	1,884	921	5,365	4,372

Total expenses	42,605	37,016	127,167	114,508

Income before income taxes	177,796	144,322	492,119	413,339
Provision for income taxes	46,105	33,314	123,715	97,179

Net income	$131,691	$111,008	$368,404	$316,160

Net income per share:
Basic	$1.24	$1.05	$3.48	$2.99

Diluted	$1.21	$1.02	$3.38	$2.90

Weighted average number of common shares outstanding:
Basic	105,865,884	105,781,745	105,940,661	105,753,654

Diluted	108,959,876	109,077,058	109,148,469	108,980,936

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For The Nine Months Ended September 30, 2002 and 2001
(Dollars in Thousands)

	2002		2001

Retained Earnings:
Balance at January 1	$2,403,473		$2,035,209
Net income	368,404	$368,404	316,160	$316,160

Dividends declared - common stock	(29,654)		(26,439)
Exercise of stock options	30,286		(21,617)

Balance at September 30	$2,772,509		$2,303,313

Accumulated Other Comprehensive Income:
Balance at January 1	$62,476		$45,154
Unrealized gains on securities, $421,900 and $148,148, pre-tax in 2002 and 2001, respectively(1)		268,014		93,021
Cumulative effect of accounting change		—		(880)
Loss on derivative hedges		(12,330)		(377)
Foreign currency translation gain (loss)		1,633		(267)

Other comprehensive income	257,317	257,317	91,497	91,497

Comprehensive income		$625,721		$407,657

Balance at September 30	$319,793		$136,651

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,060		$1,060
Issuance of stock	2		—

Balance at September 30	$1,062		$1,060

Additional Paid-in Capital:
Balance at January 1	$538,135		$533,558
Exercise of stock options	13,371		10,961
Issuance of stock	4,286		—
Capital issuance costs	(6,969)		—

Balance at September 30	$548,823		$544,519

Common Stock Held in Treasury at Cost:
Balance at January 1	$(21,456)		$(18,867)
Cost of shares acquired	(38,654)		(35,855)
Shares issued under equity plans	38,047		33,121

Balance at September 30	$(22,063)		$(21,601)

Total Stockholders’ Equity at September 30	$3,620,124		$2,963,942

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period	$273,288		$94,505
Less: reclassification adjustment for net gains included in net income	5,274		1,484

Net unrealized gains on securities	$268,014		$93,021

See accompanying Notes to Consolidated Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For The Nine Months Ended September 30, 2002 and 2001
(Dollars in Thousands)

	2002	2001

Cash flows from operating activities:
Net income	$368,404	$316,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,608	2,630
Amortization of bond premium and discount	3,891	(14,065)
Current income taxes	(61,470)	34,578
Deferred income taxes	2,186	6,859
Deferred acquisition costs	(9,241)	(7,341)
Unearned premiums, net	140,241	150,393
Losses and loss adjustment expenses	14,757	13,340
Ceded reinsurance balances payable	1,102	9,267
Investment income due and accrued	16,502	11,236
Accrued interest payable	(13,947)	(15,295)
Net securities losses	8,984	4,544
Other, net	7,979	(4,814)

Net cash provided by operating activities	481,996	507,492

Cash flows from investing activities:
Proceeds from sales of bonds	1,525,160	985,901
Proceeds from matured bonds	1,586,991	1,874,727
Purchases of bonds	(4,599,837)	(3,418,853)
Change in short-term investments	277,633	68,710
Securities purchased under agreements to resell	(13,304)	(105,314)
Securities sold under agreements to repurchase	(14,366)	—
Loans	52,795	(25,076)
Other, net	(29,110)	(11,264)

Net cash used in investing activities	(1,214,038)	(631,169)

Cash flows from financing activities:
Dividends paid	(29,654)	(26,439)
Proceeds from issuance of investment agreements	2,105,362	2,045,119
Payments for investment agreement draws	(1,378,861)	(1,820,596)
Payment agreements	(5,755)	1,826
Payment for buyback of debentures	—	(7,500)
Capital issuance costs	(6,969)	—
Issuance of common stock	4,288	—
Proceeds from sale of treasury stock	38,047	33,121
Purchases of treasury stock	(38,654)	(35,855)

Net cash provided by financing activities	687,804	189,676

Net cash flow	(44,238)	65,999
Cash and cash pledged as collateral at January 1	76,580	45,428

Cash and cash pledged as collateral at September 30	$32,342	$111,427

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$122,500	$45,000

Interest expense on debt	$38,407	$30,575

Interest expense on investment agreements	$164,261	$170,601

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in thousands)

(1)       Basis of Presentation

            Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate, currency and total return swaps, funding conduits, investment advisory and cash management services, principally to its clients which include municipalities and other public entities, school districts, healthcare organizations and asset-backed issuers.

            Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch, Inc. and Rating and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide financial guarantees.

            Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the full year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 26, 2002, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002, which was filed with the SEC on May 13, 2002, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, which was filed with the SEC on August 14, 2002.

            The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

            Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

(2)       Segment Information

            Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantee products (including structured credit derivatives) for public finance and structured finance obligations; and (2) financial services, which provides investment agreements, interest rate swaps, total return swaps, funding conduits, and investment advisory and cash management services. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

            The following tables summarize the financial information by reportable segment as of and for the three and nine-month periods ended September 30, 2002 and 2001:

Three months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated

2002:
Revenues:
Unaffiliated customers	$204,570	$14,984	$847	$—	$220,401
Intersegment	1,795	(1,438)	19,500	(19,857)	—

Total revenues	$206,365	$13,546	$20,347	$(19,857)	$220,401

Income before income taxes:
Unaffiliated customers	$180,003	$9,604	$(11,811)	$—	$177,796
Intersegment	2,029	(155)	19,173	(21,047)	—

Total income before income taxes	$182,032	$9,449	$7,362	$(21,047)	$177,796

Identifiable assets	$6,788,160	$7,793,700	$106,219	$—	$14,688,079

2001:
Revenues:
Unaffiliated customers	$175,293	$6,642	$(597)	$—	$181,338
Intersegment	1,031	(972)	17,000	(17,059)	—

Total revenues	$176,324	$5,670	$16,403	$(17,059)	$181,338

Income before income taxes:
Unaffiliated customers	$153,591	$1,619	$(10,888)	$—	$144,322
Intersegment	1,087	(958)	16,653	(16,782)	—

Total income before income taxes	$154,678	$661	$5,765	$(16,782)	$144,322

Identifiable assets	$5,581,637	$5,775,782	$53,084	$—	$11,410,503

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated

2002:
Revenues:
Unaffiliated customers	$573,891	$43,307	$2,088	$—	$619,286
Intersegment	7,055	(3,499)	62,000	(65,556)	—

Total revenues	$580,946	$39,808	$64,088	$(65,556)	$619,286

Income before income taxes:
Unaffiliated customers	$500,560	$27,092	$(35,533)	$—	$492,119
Intersegment	7,733	(2,005)	61,019	(66,747)	—

Total income before income taxes	$508,293	$25,087	$25,486	$(66,747)	$492,119

Identifiable assets	$6,788,160	$7,793,700	$106,219	$—	$14,688,079

2001:
Revenues:
Unaffiliated customers	$492,831	$33,306	$1,710	$—	$527,847
Intersegment	3,422	(2,916)	52,000	(52,506)	—

Total revenues	$496,253	$30,390	$53,710	$(52,506)	$527,847

Income before income taxes:
Unaffiliated customers	$427,660	$16,679	$(31,000)	$—	$413,339
Intersegment	3,742	(2,775)	50,959	(51,926)	—

Total income before income taxes	$431,402	$13,904	$19,959	$(51,926)	$413,339

Identifiable assets	$5,581,637	$5,775,782	$53,084	$—	$11,410,503

            The following table summarizes unaffiliated gross premiums written and net premiums earned included in the financial guarantee segment by location of risk for the three and nine-month periods ended September 30, 2002 and 2001:

	Three Months		Nine Months

	Gross Premiums Written	Net Premiums Earned	Gross Premiums Written	Net Premiums Earned

2002:
United States	$168,479	$94,956	$452,140	$271,851
United Kingdom	7,605	5,597	30,825	13,812
Japan	6,042	4,950	15,985	12,602
Mexico	4,083	1,912	12,268	5,764
Australia	8,942	1,713	9,208	3,627
France	142	286	557	829
Internationally diversified (1)	4,562	7,443	11,466	15,120
Other international	5,255	5,539	17,705	16,075

Total	$205,110	$122,396	$550,154	$339,680

2001:
United States	$128,544	$82,882	$382,997	$236,436
United Kingdom	7,307	2,922	34,732	6,958
Japan	3,298	2,332	8,808	6,486
Mexico	4,061	1,885	12,087	5,568
Australia	2,107	994	7,158	2,787
France	95	274	531	822
Internationally diversified (1)	4,247	2,939	24,993	7,367
Other international	3,259	3,791	27,947	10,123

Total	$152,918	$98,019	$499,253	$276,547

1) Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

Notes to Consolidated Financial Statements (Continued)
(Dollars in thousands)

            Other credit enhancement fees for the three and nine months ended September 30, 2002 were $7.3 million and $20.2 million, respectively. Of the $7.3 million, 14% were domestic and 86% were internationally diversified. Of the $20.2 million, 13% were domestic and 87% were internationally diversified. Other credit enhancement fees for the three and nine months ended September 30, 2001 were $5.9 million and $15.5 million, respectively. Of the $5.9 million and $15.5 million, 8% were domestic and 92% were internationally diversified.

(3)       Accounting Standards

            In July 2001, the FASB issued SFAS Statement 142, “Goodwill and Other Intangible Assets”. SFAS 142 addresses the initial recognition and measurement of intangible assets either singly or within a group of assets, as well as the measurement of goodwill and other intangible assets subsequent to their initial acquisition. SFAS 142 changes the accounting for goodwill and intangible assets that have indefinite useful lives from an amortization approach to an impairment-only approach that requires that those assets be tested at least annually for impairment. Intangible assets that have finite useful lives will continue to be amortized over their useful lives, but without an arbitrary ceiling on their useful lives. At September 30, 2002, Ambac had goodwill of $12.5 million. Ambac adopted SFAS 142 effective January 1, 2002. Implementation of SFAS 142 did not have a material impact on the consolidated financial statements.

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

Ambac has decided to voluntarily adopt the fair value based method of accounting for stock-based compensation plans as prescribed in Statement of Financial Accounting Standards number 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) beginning in the first quarter of 2003.  The fair value based method requires expensing the estimated cost of employee stock options.  Currently, Ambac estimates the net income effect of prospectively adopting FAS 123 will be approximately $0.01 per diluted share on a quarterly basis, for options granted in 2003.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

            Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and financial services to clients in both the public and private sectors around the world. Management has identified the accounting for loss and loss adjustment expenses and the valuation of financial instruments as critical accounting policies.

            The reserve for losses and loss adjustment expenses consists of the active credit reserve and case basis loss and loss adjustment expense reserves. The development of the active credit reserve is based upon estimates of the expected levels of debt service defaults resulting from credit failures on currently guaranteed issues that are not presently or imminently in default. When losses occur (actual monetary defaults or defaults, in the opinion of management, which are imminent on guaranteed obligations), case basis loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. All or parts of case basis loss reserves are allocated from any active credit reserves available. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Results of Operations

            The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine-month periods ended September 30, 2002 and 2001, and its financial condition as of September 30, 2002 and December 31, 2001. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

            Consolidated Net Income

            Ambac’s net income for the three months ended September 30, 2002 was $131.7 million or $1.21 per diluted share. This represents a 19% increase from the three months ended September 30, 2001 net income of $111.0 million, or $1.02 per diluted share for the three months ended September 30, 2001. The increase in net income was primarily attributable to growth in Financial Guarantee operating income. Financial Guarantee revenues increased $29.3 million, or 17%. Excluding realized and unrealized gains and losses from investment securities and structured credit derivatives, Financial Guarantee revenues increased by 20%. Financial Guarantee total expenses increased $2.9 million, or 13% from the three months ended September 30, 2001. Ambac’s net income for the nine months ended September 30, 2002 was $368.4 million or $3.38 per diluted share. This represents an increase of 17% from the comparable prior period net income of $316.2 million or $2.90 per diluted share in the nine months ended September 30, 2001.

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

            Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s structured business stems from the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations and structured credit derivatives. These transactions involve the securitization of a portfolio of corporate or asset-

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

backed obligations and, as with all securitizations, Ambac’s participation is generally structured with first loss protection.

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

            Gross Par Written. Ambac Assurance guaranteed $33.7 billion in par value bonds during the three months ended September 30, 2002, more than double the $15.9 billion in par value bonds guaranteed during the comparable prior year period. Par value written for the third quarter of 2002 was comprised of $10.1 billion from Public Finance bond obligations, $14.5 billion from Structured Finance obligations and $9.1 billion from international obligations, compared to $7.7 billion, $5.4 billion and $2.8 billion, respectively, in the third quarter of 2001.

            During the nine months ended September 30, 2002, Ambac Assurance guaranteed $73.2 billion in par value bonds, a 21% increase from $60.5 billion in par during the first nine months of 2001. Par value written for the nine months ended September 30, 2002 was comprised of $28.9 billion from Public Finance bond obligations, $30.2 billion from Structured Finance obligations and $14.1 billion from International Finance obligations, compared to $24.1 billion, $23.3 billion and $13.1 billion, respectively, in the nine months ended September 30, 2001.

            The volume of new issue Public Finance bonds for the three and nine months ended September 30, 2002 increased by 55% and 30%, respectively.  The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money components of the market.  Additionally, insured penetration increased to 51% in the nine months ended September 30, 2002, as compared to 48% for the comparable period in the prior year.

            Structured Finance obligations guaranteed during the three and nine months ended September 30, 2002 increased by 171% and 29% compared to their respective periods in 2001. This was largely the result of brisk activity in the consumer asset-backed market (mortgage, auto and credit card). Additionally, the events of September 2001 delayed the issuance of some transactions until the fourth quarter of 2001.

            International Finance obligations guaranteed during the three and nine months ended September 30, 2002 increased by 225% and 8% compared to their respective periods in 2001. This was a result of higher writings of structured credit derivatives during the third quarter of 2002.  Structured credit derivatives written for the three and nine months ended September 30, 2002 were $6.0 billion and $7.2 billion, respectively, compared to $0.9 billion and $7.3 billion in the three and nine months ended September 30, 2001, respectively.

            Gross Premiums Written. Gross premiums written for the three and nine-month periods ended September 30, 2002 were $205.1 million and $550.2 million, an increase of $52.2 million

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

or 34% from $152.9 million in the three months ended September 30, 2001 and an increase of $50.9 million or 10% from $499.3 million in the nine months ended September 30, 2001. The increase for the three months ended September 30, 2002 is a result of higher premiums written in all three markets – Public Finance, Structured Finance, and International Finance. The increase for the nine months ended September 30, 2002 is due to higher Public and Structured Finance gross premiums written, partially offset by lower International Finance gross premiums written.

            Installment premiums written for the three and nine months ended September 30, 2002 were $82.4 million and $242.7 million, respectively, an increase of 32% from $62.3 million in the three months ended September 30, 2001 and an increase of 38% from $176.4 in the nine months ended September 30, 2001.The growth in installment premiums is due to the growing book of business from all markets. Guaranteed par that collects premiums on an installment basis has grown to approximately $126 billion at September 30, 2002, a 25% increase from September 30, 2001. Up-front premiums written for the three and nine months ended September 30, 2002 were $122.7 million and $307.5 million, an increase of 35% from $90.6 million in the three months ended September 30, 2001 and a decrease of 5% from $322.9 million in the nine months ended September 30, 2001.

            The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended September 30,

(Dollars in Millions)	2002		2001

	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written

Public Finance:
Up-front:
New issue	$106.5	$8,863	$73.3	$7,316
Secondary market	1.3	105	0.7	112

Sub-total up-front	107.8	8,968	74.0	7,428
Installment	7.3	1,141	5.5	310

Total Public Finance	115.1	10,109	79.5	7,738

Structured Finance:
Up-front	6.3	305	9.8	781
Installment	47.1	14,189	40.5	4,567

Total Structured Finance	53.4	14,494	50.3	5,348

International Finance:
Up-front	8.6	386	6.8	898
Installment	28.0	8,682	16.3	1,900

Total International Finance	36.6	9,068	23.1	2,798

Total	$205.1	$33,671	$152.9	$15,884

Total up-front	$122.7	$9,659	$90.6	$9,107
Total installment	82.4	24,012	62.3	6,777

Total	$205.1	$33,671	$152.9	$15,884

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Nine Months Ended September 30,

(Dollars in Millions)	2002		2001

	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written

Public Finance:
Up-front:
New issue	$254.1	$24,575	$217.5	$21,218
Secondary market	4.0	438	7.2	936

Sub-total up-front	258.1	25,013	224.7	22,154
Installment	27.9	3,866	16.7	1,909

Total Public Finance	286.0	28,879	241.4	24,063

Structured Finance:
Up-front	26.7	2,243	33.7	2,379
Installment	139.5	27,985	112.5	20,976

Total Structured Finance	166.2	30,228	146.2	23,355

International Finance:
Up-front	22.7	1,008	64.5	2,690
Installment	75.3	13,092	47.2	10,400

Total International Finance	98.0	14,100	111.7	13,090

Total	$550.2	$73,207	$499.3	$60,508

Total up-front	$307.5	$28,264	$322.9	$27,223
Total installment	242.7	44,943	176.4	33,285

Total	$550.2	$73,207	$499.3	$60,508

            Ceded Premiums Written. Ceded premiums written for the three and nine months ended September 30, 2002 were $26.9 million and $71.1 million, respectively, a decrease of 25% from $35.9 million in the three months ended September 30, 2001 and a decrease of 2% from $72.3 million in the nine months ended September 30, 2001. Ceded premiums written were 13.1% and 12.9% of gross premiums written for the three and nine months ended September 30, 2002, respectively, compared with 23.5% and 14.5% for the three and nine months ended September 30, 2001, respectively. The decrease in ceded premiums written for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 stems primarily from lower utilization of the reinsurance program for Public Finance transactions.  Public Finance ceded premiums written were 11.2% and 13.2% of Public Finance gross premiums written for the nine months ended September 30, 2002 and 2001, respectively.

            The reinsurance of risk does not relieve Ambac of its original liability to its policyholders.  In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would be liable for such defaulted amounts.  To minimize exposure to significant losses to reinsurers, Ambac (1) evaluates the financial condition of its reinsurers; (2) has collateral provisions in certain reinsurance contracts; and (3) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer.  During 2002, both S&P and Moody’s have lowered the financial strength ratings on certain reinsurers.  Subsequent to these reinsurer downgrades, both on an S&P and Moody’s ratings basis, approximately 99% of Ambac’s reinsurers are rated at least AA- and Aa3, respectively.  Additionally, Ambac held letters of credit and collateral amounting to approximately $130.0 million from its reinsurers.

            Net Premiums Written. Net premiums written for the three and nine months ended September 30, 2002 were $178.3 million and $479.0 million, respectively, an increase of 52% from $117.0 million in the three months ended September 30, 2001 and an increase of 12% from $426.9 million for the nine months ended September 30, 2001, respectively. The increases

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reflect both the higher amounts of gross premiums written and the lower amounts of cessions to reinsurers in 2002.

            Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during the three and nine months ended September 30, 2002 were $129.7 million and $359.9 million, respectively, an increase of 25% from $103.9 million for the three months ended September 30, 2001 and an increase of 23% from $292.1 million for the nine months ended September 30, 2001. These increases were primarily the result of the larger Financial Guarantee book of business, higher other credit enhancement fees earned from the structured credit derivatives business and higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”).

            When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. Earnings on refundings typically relate to insured Public Finance obligations, where the premium is usually paid up front for the life of the policy. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three and nine months ended September 30, 2002 included $15.7 million (which had a net income per diluted share effect of $0.08) and $34.2 million (which had a net income per diluted share effect of $0.18) from refundings of previously insured issues. Included in the three and nine months ended September 30, 2002 refunding amounts is $4.3 million from International Finance transactions. Net premiums earned during the three and nine months ended September 30, 2001 included $10.5 million (which had a net income per diluted share effect of $0.05) and $27.2 million (which had a net income per diluted share effect of $0.14) from refundings of previously insured issues. There were no International Finance refundings in the three and nine months ended September 30, 2001.

            Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) increased 22% from $87.5 million in the third quarter of 2001 to $106.7 million in the third quarter of 2002. Normal net premiums earned for the nine months ended September 30, 2002 were $305.5 million, an increase of 23% from $249.4 million in the nine months ended September 30, 2001. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended September 30, 2002 increased 11%, 20% and 53% for Public, Structured and International Finance, respectively, from the three months ended September 30, 2001. Normal net premiums earned during the nine months ended September 30, 2002 increased 13%, 18% and 58% for Public, Structured and International Finance, respectively, from the nine months ended September 30, 2001.

            Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three and nine months ended September 30, 2002 were $7.3 million and $20.2 million, respectively, an increase of 24% from $5.9 million in the three months ended September 30, 2001 and an increase of 30% from $15.5 million in the nine months ended September 30, 2001. The increases are due to the continued growth in the structured credit derivatives business.

            The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Public Finance	$39.0	$35.1	$114.3	$101.5
Structured Finance	44.6	37.3	127.7	107.8
International Finance	23.1	15.1	63.5	40.1

Total normal premiums earned	106.7	87.5	305.5	249.4
Refundings	15.7	10.5	34.2	27.2

Total net premiums earned	122.4	98.0	339.7	276.6
Other credit enhancement fees	7.3	5.9	20.2	15.5

Total net premiums earned and other credit enhancement fees	$129.7	$103.9	$359.9	$292.1

            Net Investment Income. Net investment income for the three and nine months ended September 30, 2002 were $75.9 million and $222.0 million, increases of 13% from $67.3 million and $196.9 million in the three and nine months ended September 30, 2001, respectively. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business, partially offset by a lower reinvestment rate due to the current interest rate environment; and (ii) a capital contribution from Ambac Financial Group, Inc. totaling approximately $176 million during the fourth quarter of 2001. The capital contribution is a result of Ambac Financial Group’s issuance of $200.0 million of debentures in October 2001. Ambac Assurance’s investments in tax-exempt securities amounted to 69% of the total fair value of its portfolio as of September 30, 2002, versus 68% at September 30, 2001.

            The average pre-tax yield-to-maturity on the investment portfolio was 5.62% and 5.82% as of September 30, 2002 and 2001, respectively.

            Net Securities (Losses) Gains.  Net securities losses for the three and nine months ended September 30, 2002 were $1.5 million and $10.6 million, respectively. This compares to net securities gains of $3.6 million for the three months ended September 30, 2001 and net securities losses of $0.0 million for the nine months ended September 30, 2001. The following table details amounts included in net securities (losses) gains:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net gains on securities sold	$5.8	$4.0	$6.6	$4.5
Foreign exchange gains (losses) on investments	(0.4)	2.6	1.8	(1.5)
Change in fair value of structured credit derivatives	(6.9)	(3.0)	(19.0)	(3.0)

Net securities (losses) gains	$(1.5)	$3.6	$(10.6)	$(0.0)

            The change in fair value of structured credit derivatives relates to unrealized mark-to-market gains and losses. Additionally, realized losses paid on structured credit derivatives totaled $2.5 million and $4.0 million in the three and nine months ended September 30, 2002.

            Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three and nine months ended September 30, 2002 were $6.1 million and $17.7 million, respectively, compared to $5.1 million and $14.5 million for the three and nine months ended September 30, 2001, respectively. The following table summarizes Ambac’s loss reserves split between case basis loss reserves and active credit reserves at September 30, 2002 and December 31, 2001.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in millions)	September 30, 2002	December 31, 2001

Net loss and loss adjustment expense reserves:
Case basis reserves *	$45.0	$27.8
Active credit reserves	119.8	122.3

Total	$164.8	$150.1

(*)	After netting reinsurance recoverable amounting to $2.2 million and $2.3 million at September 30, 2002 and December 31, 2001, respectively.

            The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2002 and the year-ended December 31, 2001:

(Dollars in millions)	September 30, 2002	December 31, 2001

Beginning balance of net loss reserves	$150.1	$131.3
Additions to loss reserves	17.7	20.0
Losses paid	(3.3)	(2.6)
Recoveries of previously paid losses	0.3	1.4

Ending balance of net loss reserves	$164.8	$150.1

            Management continually reviews and monitors the guaranteed book of business for potential problem credits. Case reserves on guaranteed issues presently in monetary default were $10.8 million at September 30, 2002.  These obligations in monetary default require debt service through 2026 totaling $16.6 million.  Debt service payments are $0.0 million, $0.9 million, $0.8 million, $3.1 million and $0.6 million for the remainder of 2002, 2003, 2004, 2005 and 2006, respectively.  Case reserves on guaranteed issues not presently in monetary default were $34.2 million at September 30, 2002.  Net par related to the $34.2 million in case reserves amounted to $512.0 million at September 30, 2002. Additions made to the case reserve totaled $17.2 million and $5.8 million for the nine months ended September 30, 2002 and 2001, respectively. The following tables provide details of losses paid for the nine months ended September 30, 2002 and 2001 and case reserves at September 30, 2002 and December 31, 2001 by market sector:

(Dollars in millions)	September 30, 2002	September 30, 2001

Losses paid:
Public Finance	$3.2	$2.2
Structured Finance	0.1	—
International Finance	—	—

Total	$3.3	$2.2

(Dollars in millions)	September 30, 2002	December 31, 2001

Case reserves:
Public Finance	$39.2	$27.8
Structured Finance	2.0	—
International Finance	3.8	—

Total	$45.0	$27.8

            Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2002 were $18.5 million and $55.6 million, respectively, an increase of 11% from $16.6 million in the three months ended September 30, 2001 and an increase of 10% from $50.7 million in the nine months ended September 30, 2001.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. During the three and nine months ended September 30, 2002, gross underwriting and operating expenses were $27.8 million and $83.0 million, respectively, an increase of 29% from $21.5 million in the three months ended September 30, 2001 and an increase of 14% from $72.8 million in the nine months ended September 30, 2001. These increases in the three and nine months ended September 30, 2002 reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and higher premium taxes as a result of higher direct premiums written. Underwriting and operating expenses deferred for the three and nine months ended September 30, 2002 were $17.4 million and $51.3 million, respectively, and $12.2 million and $43.5 million for the three and nine months ended September 30, 2001, respectively. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 2002 were $8.2 million and $24.0 million, respectively, and $7.3 million and $21.4 million for the three and nine months ended September 30, 2001, respectively.

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

            Revenues.  Revenues, excluding securities gains and losses, for the three and nine months ended September 30, 2002 were $13.6 million and $41.1 million, respectively, an increase of 33% from $10.2 million in the three months ended September 30, 2001 and an increase of 13% from $36.5 million for the nine months ended September 30, 2001. The increase in third quarter 2002 amounts is primarily due to higher investment agreement revenues of $7.2 million in the third quarter of 2002, better than double the third quarter 2001 revenues of $3.5 million, stemming from improved net interest spreads and higher volume. Swap revenues and the investment advisory and cash management business revenues were relatively flat, at $3.2 million and $3.1 million, respectively, in the third quarter of 2002 compared to 2001. The increase in revenues in the nine months ended September 30, 2002 is a result of higher investment agreement revenues of $19.3 million, compared to $9.8 million in the nine months ended September 30, 2001. Partially offsetting this increase were swap revenues of $11.5 million in the nine months ended September 30, 2002, which were $4.9 million lower than the nine months ended September 30, 2001 swap revenues of $16.4 million. This decrease was mainly due to an adjustment of $3.8 million on a transaction executed in early 2000 and terminated in the second quarter of 2002.

            Expenses. Expenses for the three and nine months ended September 30, 2002 were $5.4 million and $16.2 million, respectively, up 8% from $5.0 million in the three months ended September 30, 2001 and a decrease of 2% from $16.6 million in the nine months ended September 30, 2001.

            Corporate Items

            Interest Expense.Interest expense for the three and nine months ended September 30, 2002 was $10.8 million and $32.3 million, respectively, an increase of 15% from $9.4 million in

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the three months ended September 30, 2001 and an increase of 14% from $28.3 million in the nine months ended September 30, 2001. The increase is attributable to Ambac’s issuance of $200 million in 50-year debentures in October 2001.

            Income Taxes. Income taxes for the three and nine months ended September 30, 2002 were at an effective rate of 25.9% and 25.1%, respectively, versus 23.1% and 23.5% for the three and nine months ended September 30, 2001. The increase in the effective rate is primarily the result of the growth in underwriting profits and a favorable settlement of certain tax audits during the third quarter of 2001.

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

            Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three and nine months ended September 30, 2002 were $305.6 million and $794.2 million, respectively, an increase of 69% from $180.6 million in the three months ended September 30, 2001 and an increase of 23% from $646.1 million in the nine months ended September 30, 2001. During 2002, adjusted gross premium growth was achieved in all markets.

            Public Finance adjusted gross premiums for the three and nine months ended September 30, 2002 were $126.8 million and $335.7 million, respectively, an increase of 59% from $79.5 million in the three months ended September 30, 2001 and an increase of 35% from $249.5 million in the nine months ended September 30, 2001. These increases resulted from higher issuance and higher insured penetration, partially offset by Ambac’s lower par market share. Ambac continues to focus on the more highly structured part of this market that carries higher premiums and risk weighted returns. This is accomplished without compromising Ambac’s historical underwriting standards.

            Structured Finance adjusted gross premiums for the three and nine months ended September 30, 2002 were $85.6 million and $266.5 million, respectively, an increase of 67% from $51.4 million in the three months ended September 30, 2001 and an increase of 25% from $212.6 million in the nine months ended September 30, 2001. Increases in this market were driven by strong demand in many areas of the consumer asset-backed market, primarily mortgage-backed, auto and credit card transactions.

            International Finance adjusted gross premiums for the three and nine months ended September 30, 2002 were $93.2 million and $192.0 million, respectively, an increase of 88% from $49.7 million in the three months ended September 30, 2001 and an increase of 4% from $184.0 million in the nine months ended September 30, 2001. International Finance continues to be dominated by large deals, thus creating some variability in premiums writings. Deal flow was especially strong in the transportation, utilities, mortgage-backed and collateralized debt obligations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,				Nine Months Ended September 30,

(Dollars in Millions)	2002	%	2001	%	2002	%	2001	%

Public Finance:
Up-front:
New issue	$106.5	35%	$73.3	41%	$254.1	32%	$217.5	34%
Secondary market	1.3	—	0.7	—	3.9	—	7.2	1

Sub-total up-front	107.8	35	74.0	41	258.0	32	224.7	35
Installment	19.0	6	5.5	3	77.7	10	24.8	4

Total Public Finance	126.8	41	79.5	44	335.7	42	249.5	39

Structured Finance:
Up-front	6.2	2	9.8	5	26.7	4	33.7	5
Installment	79.4	26	41.6	23	239.8	30	178.9	28

Total Structured Finance	85.6	28	51.4	28	266.5	34	212.6	33

International Finance (1):
Up-front	8.7	3	6.8	4	22.8	3	64.5	10
Installment	84.5	28	42.9	24	169.2	21	119.5	18

Total International Finance	93.2	31	49.7	28	192.0	24	184.0	28

Total adjusted gross premiums	$305.6	100%	$180.6	100%	$794.2	100%	$646.1	100%

Total up-front	$122.7	40%	$90.6	50%	$307.5	39%	$322.9	50%
Total installment	182.9	60	90.0	50	486.7	61	323.2	50

Total adjusted gross premiums	$305.6	100%	$180.6	100%	$794.2	100%	$646.1	100%

(1) Adjusted gross premiums written include reinsurance assumed of $17.6 million and $18.5 million in the third quarter and nine months ended September 2002, respectively, and $7.0 million and $48.6 million in the third quarter and nine months ended September 2001, respectively.

            Liquidity and Capital Resources

            Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 2002, Ambac Assurance paid dividends of $58.5 million on its common stock to Ambac.

            Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its liquidity needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

            Ambac Assurance Liquidity.  The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claims paid, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

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

            Credit Facilities.  Ambac and Ambac Assurance have a revolving credit facility with six major international banks for $300 million, which expires in July 2003 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of September 30, 2002 and December 31, 2001, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $1.75 billion.

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

            Stock Repurchase Program. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. During the nine months ended September 30, 2002, Ambac acquired approximately 657,000 shares for an aggregate amount of $38.7million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 8,929,000 shares for an aggregate amount of $263.5 million.

            Balance Sheet. Total assets as of September 30, 2002 were $14.69 billion, an increase of 19% from $12.35 billion at December 31, 2001. This increase was due primarily to cash generated from business written during the period and higher volume in the guaranteed investment agreement business. As of September 30, 2002, stockholders’ equity was $3.62 billion, a 21% increase from year-end 2001 stockholders’ equity of $2.98 billion. The increase stemmed primarily from net income during the period and an increase in the market value of fixed income investment securities. The increased market value was primarily due to a decrease in interest rates during the nine months ended September 30, 2002.

            Ambac’s investment portfolio consists primarily of investments in fixed income securities that are considered available-for-sale and are carried at fair value. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information.  The valuation results from these models could differ materially from amounts that would actually be realized in the market.  Short-term investments are carried at cost, which approximates fair value. Unrealized gains and losses, net of deferred income taxes, are included as a component of “Accumulated Other Comprehensive Income” in stockholders’ equity.

            The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2002 were as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Fixed income securities:
Municipal obligations	$4,120,273	$4,479,997
Corporate obligations	1,658,041	1,702,150
Foreign government obligations	105,925	115,170
U.S. government obligations	98,501	108,245
Mortgage and asset-backed securities (includes U.S. government agency obligations)	4,181,040	4,305,132
Short-term	137,369	137,369

	10,301,149	10,848,063

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	809,274	815,742

Total	$11,110,423	$11,663,805

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            The credit rating composition of Ambac’s investment portfolio at September 30, 2002 was as follows: (1)

Rating	% of Investment Portfolio

AAA (2)	77%
AA	11
A	9
BBB	2
BIG (3)	<1
Not Rated	1

100%

(1)	Ratings are based on Standard & Poor’s ratings. If unavailable, Moody’s rating are used.
(2)	Includes U.S. Treasury and Agency obligations, which comprised approximately 30% of the total investment portfolio.
(3)	Below investment grade

            Investment securities are regularly reviewed for impairment based on criteria that include the extent to which cost exceeds market value and a financial assessment of the security.  Of those securities whose amortized cost exceeded fair value at September 30, 2002, approximately $11.9 million ($7.7 million after tax) is at risk of being charged to earnings in the next 12 months.  No impairment losses were recognized during the 9 months ended September 30, 2002 or 2001.  Ambac owns investments in National Century Financial Enterprises, Inc. Sponsored Programs note NPF XII ($54.0 million), and note NPF VI ($120.5 million) in its financial services investment portfolio. The notes were downgraded by Moody’s Investors Service from Aaa to below investment grade on November 6, 2002. The downgrades resulted from a technical default in the NPF XII note related to a deficit in the reserve accounts. Ambac, as part of a group of investors, is in the process of investigating the concerns at the issuer. Ambac has no financial guarantee exposure to National Century Financial Enterprises, Inc. Sponsored Programs.

            Special Purpose Entities. Ambac has sponsored two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. Ambac receives financial guarantee premiums and may receive other fees for this service. Ambac accounts for these entities as Qualified Special Purpose Entities (“QSPEs”) in accordance with Statement of Financial Accounting Standards 140.  The QSPEs are non-consolidated. Ambac purchases debt obligations from certain financial guarantee clients and sells these obligations to the QSPEs. The purchase by the QSPE is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. These MTNs are generally structured to match the cash flow of the assets purchased. Derivative contracts may be used (interest rate and currency swaps) for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both.  As of September 30, 2002, Ambac Assurance had insurance policies issued for all assets owned by and all MTNs outstanding of the QSPEs. Since these exposures are insured, any losses incurred would be included in Ambac’s Consolidated Statements of Operations. As of September 30, 2002, the outstanding MTN liabilities were $1.2 billion. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, including asset and liability servicing responsibilities.

            Cash Flows. Net cash provided by operating activities was $482.0 million and $507.5 million during the nine months ended September 30, 2002 and 2001, respectively. These cash flows were primarily provided by financial guarantee operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

            Net cash provided by financing activities was $687.8 million and $189.7 million during the nine months ended September 30, 2002 and 2001, respectively, of which $726.5 million and $224.5 million was provided by investment agreements issued (net of draws paid) for the nine months ended September 30, 2002 and 2001, respectively.

            Net cash used in investing activities was $1,214.0 million during the nine months ended September 30, 2002, of which $4,599.8 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $3,112.2 million. For the nine months ended September 30, 2001, $631.2 million was used in investing activities, of which $3,418.9 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $2,860.6 million.

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

            Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g. taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac’s Portfolio Risk Management Group are responsible for monitoring risk limits and applying risk measurement methodologies.  The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes, where applicable, frequent analyses of parallel and non-parallel shifts in the yield curve, “Value-at-Risk”  (“VaR”) and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

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

            Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding structured credit derivative contracts and fixed income investment securities.  Ambac, through its affiliate, Ambac Credit Products, enters into structured credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses.  Market liquidity could also impact valuations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk (Continued)

Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Substantially all of Ambac Credit Product’s contracts are partially hedged with various financial institutions or structured with first loss protection. Such structuring mitigates Ambac Credit Product’s risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac’s Financial Control group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its credit derivative contracts.

Item 4.       Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures. Ambac’s Chief Executive Officer and Chief Financial Officer completed an evaluation of the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on this evaluation, Ambac’s Chief Executive Officer and Ambac’s Chief Financial Officer have concluded that, as of the Evaluation Date, Ambac’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Ambac (including its consolidated subsidiaries) required to be included in Ambac’s reports filed or submitted under the Exchange Act.

(b)

Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in Ambac’s internal controls or in other factors that could significantly affect such controls. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

            Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The following are annexed as exhibits:

Exhibit Number		Description

	99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2002 and December 31, 2001 and for the periods ended September 30, 2002 and 2001.

	99.12	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.13	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

             On August 14, 2002, Ambac filed a Current Report on Form 8-K with statements under oath of the principal executive officer and the principal financial officer regarding facts and circumstances relating to Exchange Act filings.

             On October 17, 2002, Ambac filed a Current Report on Form 8-K with its October 16, 2002 press release containing unaudited financial information and accompanying discussion for the three and nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: November 14, 2002	By:	/s/ FRANK J. BIVONA

Frank J. Bivona Vice Chairman and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Ambac Financial Group, Inc.
Certifications

I, Phillip B. Lassiter, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ambac Financial Group, Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ PHILLIP B. LASSITER

Phillip B. Lassiter Chairman and Chief Executive Officer

Date: November 14, 2002

Ambac Financial Group, Inc.
Certifications

I, Frank J. Bivona, certify that

1.	I have reviewed this quarterly report on Form 10-Q of Ambac Financial Group, Inc;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

		By:	/s/ FRANK J. BIVONA

Frank J. Bivona Vice Chairman and Chief Financial Officer

Date: November 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description

99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2002 and December 31, 2001 and for the periods ended September 30, 2002 and 2001.

99.12	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.13	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.