Form 10-K
period 2002-12-31
AMBAC FINANCIAL GROUP INC
filed 2003-03-28
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	Commission File Number
December 31, 2002	1-10777

Ambac Financial Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza
New York, New York	10004
(Address of principal executive offices)	(Zip code)

(212) 668-0340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share and
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2002 was $7,021,552,722 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $67.20). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 11, 2003, 106,069,280 shares of Common Stock, par value $0.01 per share, (net of (182,191 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant’s Proxy Statement dated March 28, 2003 in connection with the Annual Meeting of Stockholders scheduled to be held on May 6, 2003 are incorporated by reference into Part III hereof.

Part I

Item 1.     Business.

GENERAL

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group was incorporated on April 29, 1991. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps, funding conduits, investment advisory and cash management services, principally to its clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers. Information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission are available free of charge on the investor relations portion of our website.

Ambac Assurance, which serves the global capital markets, is primarily engaged in guaranteeing public finance and structured finance obligations and is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee insurance policies written by Ambac Assurance generally guarantee payment when due of the principal of and interest on the guaranteed obligation. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement. See “Rating Agencies” below.

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation (generally a fixed income obligation). Upon a credit event, Ambac is required to either (i) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation or (ii), make a payment equivalent to the difference between the par value and market value of the underlying obligation. Substantially all of Ambac’s structured credit derivative contracts are partially hedged with various financial institutions or structured with first loss protection. Structured credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See “Business Segments—Financial Guarantee” below and “Management’s Discussion and Analysis—Risk Management” in Ambac Financial Group’s 2002 Annual Report to Stockholders for more detail about structured credit derivatives.

Ambac Financial Group’s investment agreement business, conducted through its subsidiary, Ambac Capital Funding, Inc., provides investment agreements primarily to municipalities and their authorities, issuers of structured finance obligations and international issuers. Investment agreements issued by Ambac Capital Funding are insured by Ambac Assurance. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See “Investment Agreements” below.

Ambac Financial Group provides interest rate swaps through its subsidiary Ambac Financial Services, L.P., primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are only used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. See “Derivative Products” below.

Ambac Financial Group provides investment advisory, cash management and fund administration services through its subsidiary, Cadre Financial Services, Inc., and broker/dealer services through its subsidiary, Ambac Securities, Inc., primarily to school districts, hospitals and health care organizations, and municipalities.

As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance, its principal operating subsidiary, to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” below and “Management’s Discussion and Analysis—Liquidity and Capital Resources” in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Materials in this Form 10-K may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements give Ambac Financial Group’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac Financial Group’s actual results may vary materially, and there are no guarantees about the performance of Ambac Financial Group’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments and (7) other risks and uncertainties that have not been identified at this time. Ambac Financial Group is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac Financial Group’s reports to the Securities and Exchange Commission (“SEC”).

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services.

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

Ambac Financial Group derives financial guarantee revenues from: (i) premiums earned over the life of the obligations guaranteed; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. Financial guarantee revenues were $816.2 million, $672.0 million and $565.4 million in 2002, 2001 and 2000, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market, and the international finance market. Total gross par guaranteed for the years ended December 31, 2002, 2001 and 2000 were $116.4 billion, $90.1 billion and $77.0 billion, respectively.

U. S. Public Finance Market

The U.S. public finance market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued by states, political subdivisions (e.g., cities, counties and towns), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities and other similar authorities and agencies. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. More recently, the public finance market has expanded to include structured, project finance and asset-backed bond issues for infrastructure projects, sports stadiums, and other municipal purposes. This portion of the market is growing and has become a focus for Ambac Financial Group in recent years. The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

U.S. Public Finance Long-Term Market

	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
	($ in Billions)

1993	$142.1	$150.1	$292.2	51.4%	$108.0	37.0%
1994	126.4	38.6	165.0	23.4	61.5	37.3
1995	126.1	33.9	160.0	21.1	68.5	42.8
1996	139.1	45.9	185.0	24.8	85.7	46.3
1997	160.3	60.2	220.5	27.3	107.5	48.8
1998	204.2	82.0	286.2	28.7	145.1	50.7
1999	189.1	38.3	227.4	16.8	105.3	46.3
2000	180.8	19.4	200.2	9.7	79.4	39.6
2001	222.8	62.9	285.7	22.0	132.2	46.3
2002	265.2	91.9	357.1	25.7	173.5	48.6

Source:	Amounts, except for 2002, are based upon estimated data reported by The Bond Buyer’s 2002 Yearbook. The 2002 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

The foregoing table illustrates the changes in the total volume and insured volume of new issues of public finance bonds over the past ten years. Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers new money requirements. Insured volume, as a percentage of total volume, which had grown consistently from 1993 through 1998, declined during 1999 and 2000. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry. During 2001 and 2002, this market has shown a resurgence, largely the result of the lower interest rate environment causing an increase in both the refinancing and new money components of the market. Also, the percentage of insured bonds increased, partially due to general credit concerns.

Ambac Assurance guaranteed gross par of $43.7 billion, $33.2 billion and $19.6 billion in 2002, 2001 and 2000, respectively, in the U.S. public finance market.

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

As of December 31, 2002 and 2001, net outstanding par exposure related to public finance bond transactions was $206.5 billion and $185.0 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” below, for a breakout of net outstanding par exposure by bond type.

U.S. Structured Finance and Asset-backed Market

Financial guarantees of securities in the U.S. structured finance and asset-backed market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of financial or tangible assets. This pool of assets has an identifiable cash flow or market value and is generally held by a special purpose issuing entity. Structured finance and asset-backed obligations insured by Ambac Assurance generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb the expected losses in these transactions.

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations known as collateralized debt obligations (“CDOs”) including cash flow CDOs and structured credit derivatives. These transactions involve the securitization of a portfolio of corporate bonds, loan obligations and asset-backed securities (the “Securitized Assets”). Ambac’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations which have been guaranteed by Ambac.

Structured finance also encompasses credit enhancement for asset-backed commercial paper conduits (“conduits”). Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, the conduits typically purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. The typical conduit structure provides Ambac with significant credit protection prior to a claim on Ambac’s insurance policy. A conduit requires program-wide credit enhancement as one of several elements needed to support the conduit’s credit rating for the structure, of which Ambac provides a senior portion.

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

The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues, private placements and asset-backed commercial paper. The increasing array of classes of assets securitized or guaranteed, and the recent rapid development of the market, makes estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. Two of the most developed sectors of this market are public asset-backed and mortgage-backed securities. According to Asset-Backed Alert, volume in U.S. public asset-backed and mortgage-backed securities combined totaled $626.4 billion and $474.7 billion in 2002 and 2001, respectively. Approximately 17% and 19% of those markets were insured in 2002 and 2001, respectively.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. The timing of the collection of structured finance and asset-backed premiums can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

Ambac Assurance insured gross par of $47.5 billion, $37.4 billion and $33.9 billion in 2002, 2001 and 2000, respectively, in the U.S. Structured Finance and Asset-backed market.

As of December 31, 2002 and 2001, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $105.0 billion and $88.7 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” below, for a breakout of net outstanding par exposure by bond type.

International Finance Market

Outside of the United States, structured and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international finance markets have contributed to this expansion. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. In Europe, Australia, Japan and the Emerging Markets, there is growing interest in asset-backed securitization.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance insures a wide array of obligations in the international finance markets including infrastructure finance, asset-backed and structured finance transactions, utilities, and other obligations in selected international finance markets.

Ambac Assurance’s strategy in the international finance markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by U.S Dollar cash flows generated from exports or payment remittances) and collateralized debt obligations.

Ambac Assurance UK Limited, which is authorized to conduct certain classes of general financial guarantee business in the United Kingdom, has been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and Europe. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance, which support its triple-A ratings.

Ambac Assurance is party to an alliance in Japan with Sompo Japan Financial Guarantee Insurance Co., Ltd. (“Sompo Japan”), a monoline financial guarantor in Japan. Although the development of the Japanese securitization market has been slow, we believe that this alliance is competitively positioned for future growth.

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

Ambac Assurance guaranteed gross par of $25.2 billion, $19.5 billion and $23.5 billion in 2002, 2001 and 2000, respectively, in the international finance market. Premiums for international finance policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of international finance premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually).

As of December 31, 2002 and 2001, net outstanding par exposure related to international finance transactions was $67.7 billion and $44.3 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” below, for a breakout of net outstanding par exposure by bond type.

Underwriting and Surveillance

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantee only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur from time to time and it is Ambac Assurance’s policy to provide for loss reserves that are adequate to cover potential losses. See “Losses and Reserves” below.

The underwriting process involves review of structural, legal, political and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management. Additionally, the underwriting process often entails on-site due diligence covering the parties to the transaction, such as the issuer, originator, servicer or manager.

The decision to guarantee an issue is based upon such credit factors as the issuer’s ability to repay the bonds, the bond’s security features and the bond’s structure, rather than upon an actuarial prediction of the likelihood that the issuer will default on the underlying debt obligation.

Members of Ambac Assurance’s underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required for a particular credit depends in part on Ambac Assurance’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. For large, complex or new types of credits, the underwriting decision must be approved by a credit committee comprised of senior underwriting officers and an attorney, in addition to the analysts and underwriting officer mentioned above.

Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

Public Finance Underwriting:

In addition to general underwriting standards, each asset class, and bond type within asset class, has more specific underwriting criteria. For example, the critical risk factors for public finance credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond’s maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

Underwriting criteria that have been developed for each bond type reflect the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

Structured Finance Underwriting:

Structured finance and asset-backed obligations generally entail three forms of risks: asset risk, which relates to the amount and quality of the underlying assets; structural risk, which relates to the extent to which the transaction’s legal structure provides protection from loss; and execution risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

In general, the amount and quality of asset coverage required is determined by the historical performance of the underlying asset type or the transaction’s specific underlying assets. The future performance or value of the underlying pool of assets will generally determine whether the amount of over-collateralization or other credit enhancement ultimately is sufficient to protect investors, and therefore the guarantor, against adverse asset performance. The ability of the servicer or manager to properly service and/or manage the underlying assets often is a factor in determining future asset performance.

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

International Finance Underwriting:

In the international markets, Ambac Assurance seeks to guarantee transactions of the same high credit standards it applies in its U.S. business. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, (which include single party country limits), underwriting procedures and transaction documentation.

Geographically, the markets receiving Ambac Assurance’s primary international focus have been the United Kingdom, Australia, Japan, Germany and certain parts of Latin America. In addition, Ambac has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled debt obligations, asset-backed securities, special revenue and infrastructure obligations. Management believes that risk associated with its international book of business is similar in risk type to its domestic structured finance book of business and, in fact, international transactions may include components of domestic exposure.

Pricing:

Ambac Assurance determines premium rates on the basis of the type of transaction and its assessment of the risk it is assuming. Factors considered in pricing include term to maturity, structure of the issue, and credit and market factors including security features and other credit enhancement features. Additionally, the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue is considered in the pricing process as well as the cost and the projected return to Ambac Assurance. The premium rate for a new issue also takes into account the benefits to be obtained by the issuer.

Surveillance and Remediation:

Surveillance analysts schedule and execute regular and ad hoc reviews of credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classifications, ratings and review periods. Surveillance groups and other credit professionals review the financial guarantee portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. The separate underwriting groups are also responsible for portfolio analysis which entails a broader examination of trends in specific asset classes and bond types.

Surveillance of the credit quality of underlying reference obligations in the Ambac Financial Group’s structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market’s perception of an issuer’s credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

Those issues that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team. Relevant information, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Internal and/or outside counsel reviews the documents underlying any problem credit and an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also monitor the credits underlying Ambac Assurance’s financial guarantees in force and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Portfolio Risk Management Committee:

Ambac Financial Group has a Portfolio Risk Management Committee (“PRMC”) which has established various procedures and controls to monitor and manage credit risk. The Portfolio Risk Management Committee is comprised of senior risk management professionals and senior management of Ambac Financial Group. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2002 was 11 years. The 11 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2002, the total net par amount of guaranteed bonds outstanding was $379.2 billion.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2002.

Guaranteed Portfolio by Bond Type

as of December 31, 2002

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
	($ In Millions)

U.S. Public Finance:
Lease and tax-backed revenue	$60,118	16%
General obligation	41,359	11
Utility revenue	33,289	9
Health care revenue	20,675	5
Transportation revenue	15,218	4
Higher education	14,138	4
Housing revenue	8,345	2
Student loans	7,629	2
Other	5,723	1

Total U.S. Public Finance	206,494	54

U.S. Structured Finance:
Mortgage-backed and home equity	49,262	13
Asset-backed and conduits	25,977	7
Investor-owned utilities	14,285	4
Pooled debt obligations (1)	9,178	2
Other	6,290	2

Total Structured Finance	104,992	28

Total Domestic.	311,486	82

International Finance:
Pooled debt obligations (1)	45,697	12
Asset-backed and conduits	9,232	2
Mortgage-backed and home equity	4,828	1
Investor-owned and public utilities	3,680	1
Sovereign/sub-sovereign	1,916	1
Other	2,372	1

Total International Finance	67,725	18

Grand Total	$379,211	100%

(1)	Pooled debt obligations include $43,701 of structured credit derivatives at December 31, 2002.

International Finance transactions includes components of domestic exposure.

The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type (1)

Bond Type	2002	2001	2000

U.S. Public Finance:
Lease and tax-backed revenue	12%	12%	11%
General obligation	6	6	4
Utility revenue	6	4	2
Transportation revenue	4	4	2
Higher education	3	3	1
Health care revenue	2	4	2
Housing revenue	2	1	1
Student loans	1	1	2
Other	1	1	1

Total U.S. Public Finance	37	36	26

U.S. Structured Finance:
Mortgage-backed and home equity	22	20	21
Asset-backed and conduits	10	11	14
Pooled debt obligations	3	4	2
Investor-owned utilities	3	3	2
Other	3	4	5

Total U.S. Structured Finance	41	42	44

Total Domestic	78	78	70

International Finance:
Pooled debt obligations	14	12	23
Asset-backed and conduits	4	4	4
Mortgage-backed and home equity	3	2	0
Investor-owned and public utilities	1	2	2
Sovereign/sub-sovereign	0	0	0
Other	0	2	1

Total International Finance	22	22	30

Grand Total	100%	100%	100%

(1)	Stated as a percentage of total gross par amounts guaranteed during such year.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure as of December 31, 2002 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million in the public finance market. However, U.S. structured finance and international finance transactions have an emphasis on larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2002, with respect to the original size of each guaranteed issue:

Original Par Amount Per Issue

as of December 31, 2002

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
			($ In Millions)
Less than $10 million	8,280	56%	$27,257	7%
$10-25 million	2,892	20	36,367	10
$25-50 million	1,414	10	39,540	10
Greater than $50 million	2,049	14	276,047	73

	14,635	100%	$379,211	100%

Geographic Area

Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 2002, the ten largest U.S. states, as measured by net par amount outstanding, accounted for approximately 37% of Ambac Assurance’s total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2002.

Guaranteed Portfolio by Geographic Area as of December 31, 2002

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
	($ In Millions)
Domestic:
California	$33,271	9%
New York	21,400	6
Florida	16,546	4
Pennsylvania	14,024	4
Texas	11,663	3
Illinois	9,972	3
New Jersey	9,568	2
Ohio	7,598	2
Massachusetts	7,569	2
Michigan	6,826	2
Mortgage and asset-backed	80,898	21
Other states	92,151	24

Total Domestic	311,486	82

International:
Germany	10,556	3
United Kingdom	9,289	2
Australia	2,486	1
Japan	2,393	1
France	1,001	—
Mexico	668	—
Internationally diversified	36,454	10
Other international	4,878	1

Total International	67,725	18

Grand Total	$379,211	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes pooled debt obligations which includes components of domestic exposure.

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. As of December 31, 2002, Ambac Assurance’s net par amount outstanding for its 20 largest credits, totaling $17.7 billion, was approximately 4.7% of Ambac Assurance’s total net par amount outstanding with no one credit representing more than 1% of Ambac Assurance’s total net par amount outstanding. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See “Insurance Regulatory Matters” and “Rating Agencies,” below.

Underlying Ratings

The following table sets forth Ambac Assurance’s financial guarantee portfolio by underlying rating prior to being guaranteed by Ambac Assurance, as of December 31, 2002:

Insured Portfolio by Underlying Rating (1)

as of December 31, 2002

Rating	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
	($ In millions)
AAA	$38,877	10%
AA	78,524	21
A	171,874	45
BBB	85,561	23
Below investment grade	4,375	1

	$379,211	100%

(1)	Ratings represent Ambac Assurance internal ratings.

Losses and Reserves

Although there have been certain defaults in bond issues of substantial amounts, the incidence of default on public finance and structured finance bonds has historically been infrequent. The relatively low incidence of bond defaults is the result of many factors, including the high quality of issuers, the essentiality of the financed projects, funding, strong cash flow and legal structures. Ambac Assurance’s loss experience has been excellent historically, due to its adherence to strict underwriting standards within these already high quality markets. While this underwriting process has resulted in low loss rates historically, an increased level of defaults in the future may be caused by presently unforeseen economic and other factors.

Ambac Assurance’s policy is to provide for loss and loss adjustment expense reserves that are adequate to cover losses inherent in the portfolio, as well as losses that may arise from guaranteed obligations that have already defaulted. The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based upon management’s review of each credit. As of December 31, 2002, Ambac Assurance’s active credit reserve was $118.6 million. When a monetary default occurs with respect to a particular guaranteed obligation, a case basis credit reserve is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults, Ambac

Assurance makes its assessment based on the full term of the guaranteed obligation. All or part of the case basis credit reserve may be allocated from the available active credit reserve. Ambac Assurance’s net case basis credit reserves totaled $49.0 million at December 31, 2002.

The most recent three-year history of Ambac Assurance’s loss reserves, and losses and loss adjustment expenses incurred and paid, is detailed in the table below:

Reserve for Losses and Loss Adjustment Expenses

	Years Ended December 31,
	2002	2001	2000
	($ In Thousands)
Reserve for losses and loss adjustment expenses at January 1,	$151,114	$132,365	$120,975
Less: reinsurance recoverable	1,021	1,011	—

Net reserve for losses and loss adjustment expenses at January 1,	150,093	131,354	120,975
Net provision for losses	26,700	20,000	15,000
Losses and loss adjustment expenses paid (net of salvage received)	(9,256)	(1,261)	(4,621)

Net reserve for losses and loss adjustment expenses at December 31,	167,537	150,093	131,354
Plus: reinsurance recoverable	4,600	1,021	1,011

Reserve for losses and loss adjustment expenses at December 31,	$172,137	$151,114	$132,365

Management of Ambac Assurance believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 6 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Competition

The financial guarantee business is highly competitive. Ambac Assurance’s principal competitors in the market for financial guarantees are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company, Financial Security Assurance Inc. and MBIA. In addition, banks, smaller and lower rated financial guarantee insurance companies, multiline insurers and reinsurers represent additional participants in the broader market. The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

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

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain financial strength ratings by the rating agencies. In addition, under the New York law, a monoline financial guaranty insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Reinsurance

State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements and single risk limits on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Such companies can use reinsurance to diversify risk, increase underwriting capacity, reduce additional capital needs, stabilize shareholder returns and strengthen financial ratios. See “Insurance Regulatory Matters,” below.

Ambac Assurance has facultative and treaty reinsurance agreements with reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. In April 2001, Ambac Assurance entered into a new surplus share treaty in order to secure reinsurance on large domestic and international transactions. Additionally, Ambac Assurance utilizes facultative reinsurance when needed. A ceding commission is withheld by Ambac Assurance to defray its underwriting expenses.

As of December 31, 2002, Ambac Assurance had retained approximately 88% of its gross financial guarantees in force of $632.2 billion and had ceded approximately 12% to its reinsurers. The largest reinsurer accounts for 3% of gross financial guarantees in force. See Note 12 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance evaluates the financial condition of its reinsurers, prepares annual written reviews of such reinsurers and monitors for concentrations of credit risk. Ambac Assurance’s current primary reinsurers are Ace Guaranty Corporation, American Re-Insurance Company, AXA Re Finance, Radian Reinsurance Inc., Sompo Japan Financial Guarantee Insurance Co., Ltd., Ram Reinsurance Company, Ltd. and MBIA Insurance Corporation. See financial strength ratings located under the Ceded Premiums Written section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Rating Agencies

Moody’s, S&P, Fitch and Ratings & Investment periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies’ reviews focus on the guarantor’s underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies have access to all insured obligations and frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance’s triple-A ratings. Ambac Assurance’s ratings have been periodically affirmed by each of the rating agencies and have never been revised downward or put on review for a possible downgrade. Moody’s and

S&P’s ratings were last reaffirmed in 2002. Fitch’s rating was last reaffirmed in 2001, and Ratings and Investment’s rating was last reaffirmed in 2003. A rating by Moody’s, S&P, Fitch or Ratings & Investment, however, is not a “market rating” or a recommendation to buy, hold or sell any security. Ambac Assurance’s ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Insurance Regulatory Matters

General Law

Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico and the territory of Guam. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length. Ambac Assurance is required to file quarterly and annual statutory financial statements in each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance’s accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the “Wisconsin Commissioner”) and other state insurance regulatory authorities. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Ambac U.K., Ambac Assurance’s wholly owned subsidiary, is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer insurance services into twelve other European countries. Ambac UK is subject to regulation by the Financial Services Authority (“FSA”) in the conduct of its insurance business. Under FSA regulations, Ambac UK is subject to certain requirements and limits, including risk assessments and the maintenance of a minimum margin of solvency. The FSA monitors each regulated insurance company through site visits and required annual financial filings. The FSA requires approval of related party transactions and requires that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length.

Ambac Financial Group believes that Ambac Assurance and Ambac U.K. are in material compliance with all applicable insurance laws and regulations.

Insurance Holding Company Laws

Under the Wisconsin insurance holding company laws, any acquisition of control of Ambac Financial Group and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, Ambac Financial Group believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac Financial Group would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws.

Pursuant to these laws, JP Morgan Chase obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of Ambac Financial Group’s outstanding stock. As of December 31, 2002, their percentage of ownership was approximately 10.3%. In their request for approval from the Wisconsin Commissioner, JP Morgan Chase disclaimed any present intention to exercise control over Ambac Financial Group or Ambac Assurance or to control or attempt to control the management or operations of Ambac Financial Group or Ambac Assurance.

The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between Ambac Assurance and companies affiliated with Ambac Assurance.

Wisconsin Dividend Restrictions

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance may declare dividends, subject to any restriction in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to the shareholder (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31; or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

During 2002, 2001 and 2000, Ambac Assurance paid to Ambac Financial Group, Inc. cash dividends on its common stock totaling $78.0 million, $68.0 million and $59.8 million, respectively. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Statutory Contingency Reserve

Ambac Assurance is required to establish a mandatory contingency reserve in accordance with the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) and the Wisconsin Administrative Code. Under

NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed depending on the category of obligation insured. However, under the Wisconsin Administrative Code, a municipal bond insurer is required to establish a contingency reserve consisting of 50% of earned premiums on policies of municipal bond insurance. The only exemption is when another jurisdiction in which the insurer is licensed requires a larger contingency reserve than required by the Wisconsin Administrative Code. Ambac Assurance calculates contributions using both methodologies and records the higher contribution amount. Contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Under NAIC SAP, contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor’s outstanding guaranteed obligations, with notice to or approval by the insurance commissioner.

New York Financial Guarantee Insurance Law

New York’s comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. Financial guarantors are also required to maintain case basis credit loss and loss adjustment expense reserves and unearned premium reserves on a basis established by the regulations.

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2002 and 2001, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as outstanding principal and interest of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2002 and 2001, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve.

California has financial guarantee insurance laws similar in structure to those of New York. None of the risk limits established in California’s legislation with respect to business transacted by Ambac Assurance are more stringent in any material respect than the corresponding provisions in the New York financial guarantee insurance statute.

In addition to the laws and regulations of New York, Wisconsin and California, Ambac Assurance is subject to laws and regulations of other states concerning the transaction of financial guarantees, none of which is more stringent in any material respect than the New York financial guarantee insurance statute.

Financial Services

Ambac Financial Group’s Financial Services segment provides financial and investment products including investment agreements; interest rate and total return swaps; funding conduits; investment advisory and cash management services, to municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

Financial services revenues are primarily derived from: (i) gross investment income; (ii) net swap revenues; (iii) fund management and advisory revenues; and (iv) net realized gains and losses on sales of securities. Total revenues were $150.6 million, $284.6 million and $336.6 million in 2002, 2001 and 2000, respectively.

The principal competitive factors among providers of financial service products that Ambac Financial Group offers are: (1) pricing of contracts; (2) investment returns; (3) the financial strength of the financial guarantee provider; (4) the ability to provide services tailored to customers’ needs; and (5) the quality of service provided to customers. With respect to each of these competitive factors, Ambac Financial Group believes that it is on equal footing with its principal competitors.

Investment Agreements

The principal purpose of Ambac Capital Funding is providing investment agreements, including repurchase agreements, primarily to municipalities and their authorities and structured finance entities. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected cash flow requirements. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance’s financial guarantee policy, which guarantees its payment obligations.

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See “Management’s Discussion and Analysis—Risk Management” in Ambac Financial Group’s 2002 Annual Report to Stockholders. Ambac Capital Funding is managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedule of the investment agreement liabilities in order to minimize market and liquidity risk.

A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is somewhat mitigated by provisions in certain of the investment agreements that limit a counterparty’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Based upon management’s projections, Ambac Capital Funding maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

The following table sets forth the net payments due under Ambac Capital Funding’s settled investment agreements in each of the next five years ending December 31 and the period thereafter, based on expected call dates:

Investment Agreements Obligations

Principal Amount (1)
($ In Thousands)
2003	$1,575,150
2004	1,061,816
2005	415,068
2006	746,924
2007	638,338
All later years	1,790,583

$6,227,879

(1)	As of December 31, 2002, the interest rates on these agreements ranged from 1.25% to 8.14%.

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

Derivative Products

Ambac Financial Services provides interest rate swaps and other derivative products primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Services generally hedges its transactions with clients to eliminate sensitivity to overall interest rates. On interest rate swaps for municipalities, Ambac Financial Services is subject to the risk of changes in the relationship between tax-exempt and taxable interest rates, referred to as “basis risk.” If actual or projected tax-exempt interest rates change in relation to taxable rates, Ambac Financial Services may experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac Financial Group against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria.

Ambac Financial Services is a limited partnership. Ambac Assurance, the sole limited partner, owns a limited partnership interest representing 90% of the total partnership interests of Ambac Financial Services. Ambac Financial Services Holdings, Inc., a wholly-owned subsidiary of Ambac Financial Group, the sole general partner, owns a general partnership interest representing 10% of the total partnership interest in Ambac Financial Services. Ambac Capital Services is a wholly-owned subsidiary of Ambac Assurance.

Ambac Financial Services and Ambac Capital Services manage a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Management’s Discussion and Analysis—Risk Management” in Ambac Financial Group’s 2002 Annual Report to Stockholders.

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

Ambac Securities’ principal business is the distribution of money market funds to the education, health care and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. It also serves as placement agent and dealer for securities issued by its affiliates in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2002, Ambac Securities had net capital of approximately $0.9 million, which was $0.8 million in excess of its required net capital of $100 thousand. The net capital ratio was 1.2 to 1.

At December 31, 2002, Cadre Financial Services and Ambac Securities provided services to approximately 2,800 clients with approximately $6.2 billion in assets.

Fees from the money market funds for which Cadre Financial Services and Ambac Securities perform services are based on percentages of the average daily net assets of such funds. Ambac Securities receives fees for brokering short-term fixed income securities trades by marking up the price of the securities purchased and sold on behalf of clients. These fees are recorded upon execution of the trades since, at that time, substantially all of Ambac Securities’ obligations have been fulfilled.

Investments and Investment Policy

As of December 31, 2002, the consolidated investments of Ambac Financial Group had an aggregate fair value of approximately $12.5 billion and an aggregate amortized cost of approximately $12.1 billion. These investments are managed internally by officers of Ambac Financial Group, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by each subsidiary’s Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Ambac Financial Group has designated all investments as “available-for-sale” and reports them at fair value. Unrealized gains and losses are excluded from earnings and reported as a component of “Accumulated Other Comprehensive Income (Loss)”, in stockholders’ equity, net of tax.

As of December 31, 2002, Ambac Assurance’s investment portfolio had an aggregate fair value of approximately $6.5 billion and an aggregate amortized cost of approximately $6.2 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance’s desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters—General Law,” above.

As of December 31, 2002, the investment agreement business investment portfolio had an aggregate fair value of approximately $6.0 billion and an aggregate amortized cost of approximately $5.9 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see “Investment Agreements,” above.

The following tables provide certain information concerning the investments of Ambac Financial Group:

Investments by Rating (1)

as of December 31, 2002

Rating	% of Investment Portfolio
AAA(2)	81%
AA	9
A	6
BBB	2
Below investment grade	1
Not Rated	1

100%

(1)	Ratings represent S&P classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 29% of the total investment portfolio.

Summary of Investments

As of December 31,

	2002		2001		2000
Investment Category	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)
	($ In Thousands)
Long-term investments:
Taxable bonds	$7,424,907	5.33%	$6,471,468	5.50%	$4,945,457	6.62%
Tax-exempt bonds	4,716,288	5.19	3,399,217	5.47	3,119,044	5.77

Total long-term investments	12,141,195	5.28	9,870,685	5.49	8,064,501	6.29
Short-term investments (3):	395,761	1.28	415,002	2.25	253,519	6.30

Total	$12,536,956	5.14%	$10,285,687	5.35%	$8,318,020	6.30%

(1)	Yields presented include assets held in the Investment Agreement Business portfolio.
(2)	Yields are stated on a pre-tax basis, based on average amortized cost.
(3)	Includes taxable and tax-exempt investments.

Investments by Security Type

As of December 31,

	2002		2001		2000
Investment Category	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)
	($ In Thousands)

Municipal obligations (4)	$4,887,902	5.24%	$3,684,798	5.56%	$3,414,964	5.85%
Corporate securities	1,569,314	5.46	1,330,589	6.66	980,746	7.47
Foreign government obligations	120,600	4.93	96,600	4.68	35,370	6.08
U.S. government obligations	108,193	4.27	78,254	5.65	72,709	6.08
Mortgage and asset-backed securities (includes U.S. government agency obligations) (3)	5,455,186	5.28	4,680,444	5.10	3,560,712	6.39

Total long-term investments	12,141,195	5.28	9,870,685	5.49	8,064,501	6.29
Short-term investments (4)	395,761	1.28	415,002	2.25	253,519	6.30

Total	$12,536,956	5.14%	$10,285,687	5.35%	$8,318,020	6.30%

(1)	Yields presented include assets held in the Investment Agreement Business portfolio.
(2)	Yields are stated on a pre-tax basis, based on average amortized cost.
(3)	The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.
(4)	Includes taxable and tax-exempt investments.

Distribution of Investments by Maturity

as of December 31, 2002

Maturity	Amortized Cost	Estimated Fair Value
	($ In Thousands)

Due in one year or less (1)	$479,271	$482,008
Due after one year through five years	796,429	824,868
Due after five years through ten years	895,574	960,295
Due after ten years	4,557,928	4,814,599

	6,729,202	7,081,770
Mortgage and asset-backed securities (2)	5,337,583	5,455,186

Total	$12,066,785	$12,536,956

(1)	Includes securities with a fair value of $86.3 million, which are classified as long-term investments in the tables above but which mature within one year.
(2)	The actual maturity dates of mortgage and asset-backed securities are uncertain because the underlying mortgages may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

For further discussion, see Note 2 and 3 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2002 Annual Report to Stockholders.

Recent Debt Issuance and Debt Retirement

On February 28, 2003, Ambac Financial Group issued $200 million of 5.95% Debentures due February 28, 2103. The Debentures were priced at par and are callable at par on or after February 28, 2008. The Debentures are rated Aa2 and AA by Moody’s and S&P, respectively. Interest is payable on March 31, June 30, September 30 and December 31. The proceeds from this issuance will be used for general corporate purposes, including additions of working capital to subsidiaries.

On March 24, 2003, Ambac Financial Group issued $175 million of 5.875% debentures due March 24, 2103. The Debentures were priced at par and are callable at par on or after March 24, 2008. The Debentures are rated Aa2 and AA by Moody’s and S&P, respectively. Interest is payable on March 31, June 30, September 30 and December 31. The primary purpose of this debt issuance was to refinance at a lower interest rate the 7.08% Debentures (discussed below).

On March 24, 2003, Ambac Financial Group exercised its option to call at par, the $200 million 7.08% Debentures due in 2098. Deferred debt issuance costs amounting to $6.5 million will be expensed when the call is settled early in the second quarter of 2003.

Employees

As of December 31, 2002, Ambac Financial Group and its subsidiaries had 391 employees. None of the employees are covered by collective bargaining agreements. Ambac Financial Group considers its employee relations to be satisfactory.

Item 2.     Properties.

The principal executive offices of Ambac Financial Group are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

Ambac Assurance, Ambac Capital Funding, Ambac Financial Services and Ambac Capital Services maintains its principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires on September 30, 2019. Ambac Assurance maintains other locations at Otemachi Financial Center 17th Floor, 5-4, Otemachi 1-chome, Chiyoda-ku, Tokyo 100-0004, Japan and at ABN AMRO Tower, L31, 88 Phillip Street, Sydney 2000 NSW, Australia. Both locations consist of approximately 1,000 square feet of office space.

Ambac UK maintains its principal offices at Hasilwood House, 60 Bishopsgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006.

Cadre Financial Services and Ambac Securities maintains its principal executive office at 905 Marconi Avenue, Ronkonkoma, New York 11779. Cadre Financial Services owns the office building. It consists of approximately 15,000 square feet of office space and storage.

Item 3.     Legal Proceedings.

There are no material lawsuits pending, or to the knowledge of Ambac Financial Group threatened, to which Ambac Financial Group or any of its majority-owned subsidiaries is a party.

Item 4.     Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Part II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters.

Information relating to the principal market on which Ambac Financial Group’s Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on the inside back cover of Ambac Financial Group’s 2002 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions.” As of March 11, 2003, there were 78 stockholders of record of Ambac Financial Group’s Common Stock, which is listed on the New York Stock Exchange.

Item 6.     Selected Financial Data.

Selected financial data for Ambac Financial Group and its subsidiaries for each of the last ten fiscal years is set forth under the captions “10-Year Performance” and “Financial Highlights” on pages 4 and 5 and pages 6 and 7, respectively, of Ambac Financial Group’s 2002 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 through 65 of such Annual Report.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 25 through 40 of Ambac Financial Group’s 2002 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 through 65 of such Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 38 to 40 of Ambac Financial Group’s 2002 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 to 65 of such Annual Report.

Item 8.     Financial Statements and Supplementary Data.

The 2002 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors’ Report thereon, are set forth on pages 41 through 65 of Ambac Financial Group’s 2002 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item	9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Part III

Item 10.     Directors and Executive Officers of the Registrant.

Information relating to Ambac Financial Group’s directors and executive officers is set forth on pages 8, 15, 16, 31 and 32 of Ambac Financial Group’s 2003 Proxy Statement and such information is incorporated herein by reference.

Item 11.     Executive Compensation.

Information relating to compensation of Ambac Financial Group’s directors and executive officers is set forth on pages 10 to 12 and on pages 17 to 24 of Ambac Financial Group’s 2003 Proxy Statement and such information is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management is set forth on pages 6 to 8 of Ambac Financial Group’s 2003 Proxy Statement and such information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions.

None.

Part IV

Item 14.     Controls and Procedures.

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

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The following consolidated financial statements included in the 2002 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Independent Auditors’ Report			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description
3.01

Conformed Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to the Company’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02

Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Company’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03

By-laws of the Company, as amended through January 28, 1998. (Filed as Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.01

Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02

Indenture, dated as of August 1, 1991, between the Company and The Chase Manhattan Bank (National Association), Trustee. (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03

Indenture dated as of April 1, 1998, between the Company and First Union National Bank, Trustee. (Filed as Exhibit 5.2 to the Company’s Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference.)

4.04

Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group, Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated February 27, 1996 and incorporated herein by reference.)

4.05	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.06	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.07	Form of 7.08% Debenture due March 31, 2098. (Filed as Exhibit 5.3 to the Company’s Current Report on Form 8-K dated April 1, 1998 and incorporated herein by reference.)

4.08	Form of 7.00% Debenture due October 17, 2051. (Filed as Exhibit 1 to the Company’s Registration Statement on Form 8-A dated October 26, 2001 and incorporated herein by reference.)

Exhibit Number	Description
4.09	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to the Company’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.10

Indenture dated as of August 24, 2001 between Ambac Financial Group and the Chase Manhattan Bank as trustee. (Filed as Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

10.01*

Second Amended and Restated Employment Agreement dated as of December 2, 1997, between the Company and Phillip B. Lassiter. (Filed as Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.02*

Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.03*

Ambac Financial Group, Inc. 1997 Equity Plan, amended as of December 12, 2000. (Filed as Exhibit 10.03 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.04*

Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.05*

Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through December 12, 2000.) (Filed as Exhibit 10.05 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.06*

Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000. (Filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.)

10.07*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002.

10.08*

Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

10.09*

Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit Number	Description
10.10*

The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.11*

Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.12*

Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.13*

Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.14*

Supplemental Pension Agreement between the Company and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.15*

Supplemental Pension Agreement between the Company and David L. Boyle dated April 30, 1997. (Filed as Exhibit 10.25 in the Company’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.16*

Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.17*

Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.18

Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19

Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

* Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

Exhibit Number	Description
10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation.

10.21

Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to the Company’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22

Conformed Copy of U.S. $300,000,000 Revolving Credit Agreement, dated as of August 1, 2002 (the “BNS Credit Agreement”) among the Company and Ambac Assurance Corporation as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York as the Syndication Agent and the Bank of Nova Scotia, as the Administrative Agent. (Filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.)

10.23

Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.24

Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.25

Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.26

Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.27	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002.

10.28	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002.

Exhibit Number	Description
10.29	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002.

10.30	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002.

12.01	Statement re computation of ratios.

13.01	Certain portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Pages 4-7, pages 25-65 and the inside back cover).

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

24.01	Power of Attorney from Phillip B. Lassiter.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Renso L. Caporali.

24.04	Power of Attorney from Jill M. Considine.

24.05	Power of Attorney from Richard Dulude.

24.06	Power of Attorney from Thomas J. Gandolfo.

24.07	Power of Attorney from Robert J. Genader.

24.08	Power of Attorney from W. Grant Gregory.

24.09	Power of Attorney from Laura S. Unger.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2002 and 2001.

99.02	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

On November 20, 2002, Ambac Financial Group Inc. filed a Current Report on Form 8-K with its November 18, 2002 press release containing information regarding a write-down relating to impairment on a note it owns in its financial services investment portfolio. On January 24, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its January 23, 2003 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2002 and the year ended December 31, 2002. On February 28, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its February 25, 2003 press release announcing the issuance of $200 million of 5.95% Debentures due February 28, 2103. On March 4, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K disclosing copies of the Underwriting Agreement and Terms Agreement dated February 25, 2003 associated with the issuance of $200 million of 5.95% Debentures due February 28, 2103. On March 20, 2003, Ambac Financial Group, Inc. files a Current Report on Form 8-K with its press releases of March 18, 2003 and March 20, 2003 announcing a debenture offering and intention to call $200 million of long-term debentures and announcing the offering of $175 million in long-term debentures, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC. (Registrant)

Dated: March 28, 2003	By:	/S/ THOMAS J. GANDOLFO
	Name:	Thomas J. Gandolfo
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Phillip B. Lassiter* Phillip B. Lassiter	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/S/ THOMAS J. GANDOLFO Thomas J. Gandolfo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2003

Michael A. Callen* Michael A. Callen	Director	March 28, 2003

Renso L. Caporali* Renso L. Caporali	Director	March 28, 2003

Jill M. Considine* Jill M. Considine	Director	March 28, 2003

Richard Dulude* Richard Dulude	Director	March 28, 2003

Robert J. Genader* Robert J. Genader	Director	March 28, 2003

W. Grant Gregory* W. Grant Gregory	Director	March 28, 2003

Laura S. Unger* Laura S. Unger	Director	March 28, 2003

* Thomas J. Gandolfo, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/S/ THOMAS J. GANDOLFO
Thomas J. Gandolfo
Attorney-in-fact

Ambac Financial Group, Inc.

Certifications

I, Phillip B. Lassiter, certify that:

1.	I have reviewed this annual report on Form 10-K of Ambac Financial Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ PHILLIP B. LASSITER
Phillip B. Lassiter
Chairman and Chief Executive Officer

Date: March 28, 2003

Ambac Financial Group, Inc.

Certifications

I, Thomas J. Gandolfo, certify that:

1.	I have reviewed this annual report on Form 10-K of Ambac Financial Group, Inc;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/S/ THOMAS J. GANDOLFO
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer

Date: March 28, 2003

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES AND CONSENT

The Board of Directors

Ambac Financial Group, Inc.:

The audits referred to in our report dated January 21, 2003, included the related financial statement schedules as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002, included in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (Nos. 333-43695 and 333-57206) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and
333-52449) on Form S-8 of Ambac Financial Group, Inc.

/S/    KPMG LLP

KPMG LLP

New York, New York

March 28, 2003

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2002

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet

U.S. government obligations	$104,966	$108,193	$108,193
Municipal obligations	4,587,545	4,887,902	4,887,902
Mortgage—and asset-backed securities (includes U.S. government agency obligations)	5,337,583	5,455,186	5,455,186
Corporate obligations	1,532,859	1,569,314	1,569,314
Foreign government obligations	108,071	120,600	120,600
Short-term	395,761	395,761	395,761

Total	$12,066,785	$12,536,956	$12,536,956

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2002 and 2001

(Dollar Amounts in Thousands Except Share Data)

	2002	2001
ASSETS
Assets:
Cash	$211	$2,700
Investments in subsidiaries	4,185,367	3,560,598
Fixed income securities, at fair value (amortized cost of $17,341 in 2002 and $31,887 in 2001)	17,597	30,830
Short-term investments, at cost (approximates fair value)	39,863	19,160
Other investments	650	769
Current income taxes receivable	6,332	27,813
Deferred income taxes receivable	20,684	13,843
Other assets	15,960	18,284

Total assets	$4,286,664	$3,673,997

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$616,715	$619,315
Note payable to subsidiary	8,942	8,942
Accrued interest payable	6,275	6,155
Other liabilities	29,553	55,897

Total liabilities	661,485	690,309

Stockholders’ equity:

Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common Stock, par value $0.01 per share; authorized shares—200,000,000 at December 31, 2002 and 2001; issued shares—106,211,467 at December 31, 2002 and 106,020,537 at December 31, 2001	1,062	1,060
Additional paid-in capital	550,289	538,135
Accumulated other comprehensive income	265,427	62,476
Retained earnings	2,820,281	2,403,473
Common Stock held in treasury at cost, 220,876 shares at December 31, 2002 and 436,488 at December 31, 2001	(11,880)	(21,456)

Total stockholders’ equity	3,625,179	2,983,688

Total liabilities and stockholders’ equity	$4,286,664	$3,673,997

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2002	2001	2000
Revenues:
Dividend income	$81,500	$69,000	$63,800
Interest and other income	3,537	4,328	2,359
Net realized (losses) gains	1,482	(564)	8

Total revenues	86,519	72,764	66,167

Expenses:
Interest expense	43,295	35,965	33,450
Operating expenses	7,170	5,947	6,669

Total expenses	50,465	41,912	40,119

Income before income taxes and equity in undistributed net income of subsidiaries	36,054	30,852	26,048
Federal income tax benefit	(15,906)	(13,341)	(18,088)

Income before equity in undistributed net income of subsidiaries	51,960	44,193	44,136
Equity in undistributed net income of subsidiaries	380,634	388,713	322,036

Net income	$432,594	$432,906	$366,172

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2002		2001		2000
Retained Earnings:
Balance at January 1	$2,403,473		$2,035,209		$1,713,446
Net income	432,594	$432,594	432,906	$432,906	366,172	$366,172

Dividends declared—common stock	(40,251)		(35,937)		(32,213)
Exercise of stock options	24,465		(28,705)		(12,196)

Balance at December 31	$2,820,281		$2,403,473		$2,035,209

Accumulated Other Comprehensive Income (Loss):
Balance at January 1	$62,476		$45,154		$(187,540)
Unrealized gains (losses) on securities, $339,039, $39,542, and $373,291, pre-tax, in 2002, 2001 and 2000, respectively) (1)		214,943		23,643		234,178
Cumulative effect of accounting change		—		(880)		—
Loss on derivative hedges		(14,171)		(4,371)		—
Foreign currency gain		2,179		(1,070)		(1,484)

Other comprehensive income	202,951	202,951	17,322	17,322	232,694	232,694

Total comprehensive income		$635,545		$450,228		$598,866

Balance at December 31	$265,427		$62,476		$45,154

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,060		$1,060		$707
Issuance of stock	2		—		—
Stock split effected as dividend	—		—		353

Balance at December 31	$1,062		$1,060		$1,060

Additional Paid-in Capital:
Balance at January 1	$538,135		$533,558		$525,012
Exercise of stock options	16,320		13,045		8,899
Issuance of stock	4,287		—		—
Capital issuance costs	(8,453)		(8,468)		—
Stock split effected as dividend	—		—		(353)

Balance at December 31	$550,289		$538,135		$533,558

Common Stock Held in Treasury at Cost:
Balance at January 1	$(21,456)		$(18,867)		$(33,175)
Cost of shares acquired	(41,101)		(40,876)		(23,618)
Shares issued under equity plans	50,677		38,287		37,926

Balance at December 31	$(11,880)		$(21,456)		$(18,867)

Total Stockholders’ Equity at December 31	$3,625,179		$2,983,688		$2,596,114

(1) Disclosure of reclassification amount:	2002	2001	2000
Unrealized holding gains arising during period	$154,065	$25,817	$230,985
Less: reclassification adjustment for net (losses) gains included in net income	(60,878)	2,174	(3,193)
Net unrealized gains on securities	$214,943	$23,643	$234,178

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2002	2001	2000
Cash flows from operating activities:
Net income	$432,594	$432,906	$366,172
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Subsidiaries	(380,634)	(388,713)	(322,036)
Net realized losses (gains)	(1,482)	564	(8)
(Increase) decrease in current income taxes receivable	21,481	(24,401)	(1,499)
Decrease (increase) in other assets	2,324	(8,675)	8,041
Other, net	4,190	6,479	(6,853)

Net cash provided by operating activities	78,473	18,160	43,817

Cash flows from investing activities:
Proceeds from sales of bonds	91,602	48,205	—
Proceeds from maturities of bonds	7,404	3,584	542
Purchases of bonds	(82,865)	(248,251)	(1,615)
Change in short-term investments	(20,703)	15,323	(22,160)
Other, net	(14)	8,795	(1,894)

Net cash (used in) provided by investing activities	(4,576)	(172,344)	(25,127)

Cash flows from financing activities:
Dividends paid	(40,251)	(35,937)	(32,213)
Proceeds from issuance of debentures	—	193,700	—
Payment for buyback of debentures	—	(7,500)	—
Proceeds from intercompany note	—	8,942	—
Issuance of common stock	4,289	—	—
Purchases of treasury stock	(41,101)	(40,876)	(23,618)
Proceeds from sale of treasury stock	50,677	38,287	37,926
Contribution to subsidiaries	(50,000)	(20)	(500)

Net cash provided by (used in) financing activities	(76,386)	156,596	(18,405)

Net cash flow	(2,489)	2,412	285
Cash at January 1	2,700	288	3

Cash at December 31	$211	$2,700	$288

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$159,500	$45,000	$75,000

Interest expense on debt	$47,145	$36,704	$33,848

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $176,193 in November 2001.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2002, 2001 and 2000, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2000	$440,111	$80,789	$42,971	$402,293	10.68%
Year ended December 31, 2001	$632,413	$95,534	$50,883	$587,762	8.66%
Year ended December 31, 2002	$871,070	$113,542	$32,962	$790,490	4.17%

INDEX TO EXHIBITS

Exhibit Number	Description

10.07	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002.

10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation.

10.27	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002.

10.28	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002.

10.29	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002.

10.30	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002.

12.01	Statement re computation of ratios.

13.01	Certain portions of the Annual Report to Stockholders for the fiscal year ended December 31, 2002 (Pages 4-7, pages 25-65 and the inside back cover).

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

24.01	Power of Attorney from Phillip B. Lassiter.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Renso L. Caporali.

24.04	Power of Attorney from Jill M. Considine.

24.05	Power of Attorney from Richard Dulude.

24.06	Power of Attorney from Thomas J. Gandolfo.

24.07	Power of Attorney from Robert J. Genader.

24.08	Power of Attorney from W. Grant Gregory.

24.09	Power of Attorney from Laura S. Unger.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2002 and 2001.

99.02	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.