Form 10-Q
period 2003-03-31
AMBAC FINANCIAL GROUP INC
filed 2003-05-15
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes    ☒        No    ☐

As of April 30, 2003, 106,264,914 shares of Common Stock, par value $0.01 per share, (net of 108,386 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2003 and December 31, 2002

(Dollars in Thousands)

	March 31, 2003	December 31, 2002
	(unaudited)

Assets

Investments:
Fixed income securities, at fair value (amortized cost of $12,348,757 in 2003 and $11,132,149 in 2002)	$12,829,600	$11,597,623
Fixed income securities pledged as collateral, at fair value (amortized cost of $626,808 in 2003 and $537,711 in 2002)	633,073	543,572
Short-term investments, at cost (approximates fair value)	214,911	395,761
Other (cost of $4,504 in 2003 and $3,518 in 2002)	3,225	2,354

Total investments	13,680,809	12,539,310

Cash	51,056	25,816
Securities purchased under agreements to resell	7,002	260,818
Receivable for investment agreements	20,655	169
Receivable for securities sold	16,478	6,936
Investment income due and accrued	121,911	142,406
Reinsurance recoverable on paid and unpaid losses	5,381	4,842
Prepaid reinsurance	299,400	296,126
Deferred acquisition costs	174,440	174,055
Loans	838,609	843,809
Derivative product assets	1,080,086	1,010,081
Other assets	49,115	51,170

Total assets	$16,344,942	$15,355,538

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,163,232	$2,128,847
Losses and loss adjustment expense reserve	177,788	172,137
Ceded reinsurance balances payable	11,572	16,930
Obligations under investment and payment agreements	6,655,698	6,434,497
Obligations under investment repurchase agreements	792,590	848,358
Securities sold under agreement to repurchase	278,390	132,235
Deferred income taxes	189,108	185,641
Current income taxes	61,541	44,807
Debentures	991,731	616,715
Accrued interest payable	54,621	81,252
Derivative product liabilities	933,752	836,146
Other liabilities	131,086	154,640
Payable for securities purchased	140,321	78,154

Total liabilities	12,581,430	11,730,359

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,064	1,062
Additional paid-in capital	553,078	550,289
Accumulated other comprehensive income	272,776	265,427
Retained earnings	2,946,246	2,820,281
Common stock held in treasury at cost	(9,652)	(11,880)

Total stockholders’ equity	3,763,512	3,625,179

Total liabilities and stockholders’ equity	$16,344,942	$15,355,538

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2003 and 2002

(Dollars in Thousands Except Share Data)

	Three Months Ended March 31,
	2003	2002

Revenues:
Financial Guarantee:
Gross premiums written	$197,219	$149,361
Ceded premiums written	(31,168)	(19,549)

Net premiums written	$166,051	$129,812

Net premiums earned	$134,752	$103,654
Other credit enhancement fees	10,364	6,288

Net premiums earned and other credit enhancement fees	145,116	109,942
Net investment income	76,595	72,547
Net realized investment gains (losses)	13,943	(500)
Net mark-to-market losses on credit derivative contracts	(12,176)	(4,071)
Other income	825	1,314
Financial Services:
Interest from investment and payment agreements	58,996	59,991
Other revenue	8,517	10,716
Net realized investment gains	308	191
Net mark-to-market gains on derivative hedge contracts	677	167
Corporate:
Net investment income	931	729

Total revenues	293,732	251,026

Expenses:
Financial Guarantee:
Losses and loss adjustment expenses	9,800	5,700
Underwriting and operating expenses	22,166	18,561
Financial Services:
Interest from investment and payment agreements	53,432	54,116
Other expenses	6,158	5,136
Interest	12,454	10,666
Corporate	8,273	1,466

Total expenses	112,283	95,645

Income before income taxes	181,449	155,381
Provision for income taxes	43,526	38,429

Net income	$137,923	$116,952

Net income per share:
Basic	$1.30	$1.11

Diluted	$1.27	$1.07

Weighted average number of common shares outstanding:
Basic	106,050,379	105,831,879

Diluted	108,737,211	109,153,901

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Three Months Ended March 31, 2003 and 2002

(Dollars in Thousands)

	2003		2002

Retained Earnings:
Balance at January 1	$2,820,281		$2,403,473
Net income	137,923	$137,923	116,952	$116,952

Dividends declared—common stock	(10,602)		(9,512)
Exercise of stock options	(1,356)		(10,308)

Balance at March 31	$2,946,246		$2,500,605

Accumulated Other Comprehensive Income:
Balance at January 1	$265,427		$62,476
Unrealized gains (losses) on securities, $15,477 and $(77,616), pre-tax in 2003 and 2002, respectively(1)		9,623		(47,891)
(Loss) gain on derivative hedges		(1,866)		657
Foreign currency translation loss		(408)		(419)

Other comprehensive income (loss)	7,349	7,349	(47,653)	(47,653)

Comprehensive income		$145,272		$69,299

Balance at March 31	$272,776		$14,823

Preferred Stock:
Balance at January 1 and March 31	$—		$—

Common Stock:
Balance at January 1	$1,062		$1,060
Issuance of stock	2		—

Balance at March 31	$1,064		$1,060

Additional Paid-in Capital:
Balance at January 1	$550,289		$538,135
Exercise of stock options	2,937		5,332
Issuance of stock	130		—
Stock-based compensation	1,198		—
Capital issuance costs	(1,476)		(607)

Balance at March 31	$553,078		$542,860

Common Stock Held in Treasury at Cost:
Balance at January 1	$(11,880)		$(21,456)
Cost of shares acquired	(7,708)		(1,685)
Shares issued under equity plans	9,936		17,998

Balance at March 31	$(9,652)		$(5,143)

Total Stockholders’ Equity at March 31	$3,763,512		$3,054,205

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period	$20,548		$(47,446)
Less: reclassification adjustment for net gains included in net income	10,925		445

Net unrealized gains (losses) on securities	$9,623		$(47,891)

See accompanying Notes to Consolidated Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31, 2003 and 2002

(Dollars in Thousands)

	2003	2002

Cash flows from operating activities:
Net income	$137,923	$116,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	820	853
Amortization of bond premium and discount	3,720	198
Current income taxes	16,734	(45,241)
Deferred income taxes	(1,146)	3,711
Deferred acquisition costs	(385)	(3,946)
Unearned premiums, net	31,111	25,958
Losses and loss adjustment expenses	5,112	3,745
Ceded reinsurance balances payable	(5,358)	(2,436)
Investment income due and accrued	20,495	24,852
Accrued interest payable	(26,631)	(20,788)
Net realized investment (gains) losses	(14,251)	309
Net mark-to-market losses on credit derivative contracts and derivative hedge contracts	11,499	3,904
Other, net	(2,935)	(1,535)

Net cash provided by operating activities	176,708	106,536

Cash flows from investing activities:
Proceeds from sales of bonds	545,127	294,593
Proceeds from matured bonds	607,904	571,534
Purchases of bonds	(2,387,615)	(1,437,510)
Change in short-term investments	180,850	77,822
Securities purchased under agreements to resell	253,816	11,200
Securities sold under agreements to repurchase	140,154	(3,000)
Loans	5,200	8,420
Other, net	(13,266)	(5,378)

Net cash used in investing activities	(667,830)	(482,319)

Cash flows from financing activities:
Dividends paid	(10,602)	(9,512)
Proceeds from issuance of investment agreements	674,586	788,205
Payments for investment agreement draws	(504,927)	(435,686)
Proceeds from issuance of debentures	363,188	—
Payment agreements	(6,767)	(2,714)
Capital issuance costs	(1,476)	(607)
Issuance of common stock	132	—
Proceeds from sale of treasury stock	9,936	17,998
Purchases of treasury stock	(7,708)	(1,685)

Net cash provided by financing activities	516,362	355,999

Net cash flow	25,240	(19,784)
Cash and cash pledged as collateral at January 1	25,816	76,580

Cash and cash pledged as collateral at March 31	$51,056	$56,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$15,000	$47,500

Interest expense on debt	$14,811	$7,225

Interest expense on investment and payment agreements	$83,272	$83,598

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars in thousands)

(1)    Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate, currency and total return swaps, funding conduits, and investment advisory and cash management services.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch, Inc. and Rating and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide financial guarantees.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003.

The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2)    Segment Information

Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantee products (including structured credit derivatives); and (2) financial services, which provides investment agreements, interest rate swaps, total return swaps, funding conduits, and investment advisory and cash management services. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those financial services subsidiaries. Intersegment revenues include the premiums earned under those agreements, but which are eliminated in the

Notes to Consolidated Financial Statements (Continued)

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

The following tables summarize the financial information by reportable segment as of and for the three month periods ended March 31, 2003 and 2002:

Three months ended March 31,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated

2003:
Revenues:
Unaffiliated customers	$224,303	$68,498	$931	$—	$293,732
Intersegment	1,770	(1,540)	22,400	(22,630)	—

Total revenues	$226,073	$66,958	$23,331	($22,630)	$293,732

Income before income taxes:
Unaffiliated customers	$192,337	$8,908	($19,796)	$—	$181,449
Intersegment	2,255	(1,087)	21,974	(23,142)	—

Total income before income taxes	$194,592	$7,821	$2,178	($23,142)	$181,449

Identifiable assets	$7,321,128	$8,660,592	$363,222	$—	$16,344,942

2002:
Revenues:
Unaffiliated customers	$179,232	$71,065	$729	$—	$251,026
Intersegment	1,306	(1,125)	19,500	(19,681)	—

Total revenues	$180,538	$69,940	$20,229	($19,681)	$251,026

Income before income taxes:
Unaffiliated customers	$154,971	$11,813	($11,403)	$—	$155,381
Intersegment	1,536	(831)	19,173	(19,878)	—

Total income before income taxes	$156,507	$10,982	$7,770	($19,878)	$155,381

Identifiable assets	$5,966,498	$6,759,971	$107,265	$—	$12,833,734

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three month periods ended March 31, 2003 and 2002:

	Three Months 2003		Three Months 2002
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees

United States	$153,827	$106,855	$112,177	$85,738
United Kingdom	12,054	6,923	18,185	3,785
Japan	6,592	5,618	4,184	2,860
Mexico	4,355	2,007	4,164	1,956
Australia	4,153	1,334	137	963
Germany	432	1,386	117	765
France	89	194	221	296
Internationally diversified (1)	6,493	13,858	3,533	8,613
Other international	9,224	6,941	6,643	4,966

Total	$197,219	$145,116	$149,361	$109,942

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3)    Stock Options

Ambac sponsors the “1997 Equity Plan”, where awards are granted to eligible employees of Ambac in the form of non-qualified stock options or other stock-based awards. Prior to 2003, Ambac accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in March 31, 2002 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Ambac adopted the fair value recognition provisions of FAS Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three months ended March 31, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards prior to January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

Notes to Consolidated Financial Statements (Continued)

(Dollars in thousands)

	March 31, 2003	March 31, 2002

Net income, as reported	$137,923	$116,952
Add: Stock-based employee compensation included in reported net income, net of tax	771	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,523)	(3,079)

Pro-forma net income	$135,171	$113,873

Earnings per share:
As reported	$1.30	$1.11
Pro-forma	$1.27	$1.08
Earnings per diluted share:
As reported	$1.27	$1.07
Pro-forma	$1.24	$1.04

(4)    Accounting Standards

In January 2003, the FASB issued FAS Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 clarifies the consolidation rules to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 requires variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a variable interest entity. Ambac is required to adopt the consolidation provisions of FIN 46 on July 1, 2003. Based upon Ambac’s current assessment, it does not have a significant variable interest in any Variable Interest Entity affected by this Interpretation.

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

The reserve for losses and loss adjustment expenses consists of the active credit reserve and case basis credit loss and loss adjustment expense reserves. The active credit reserve is established based upon probable debt service defaults resulting from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of each credit. When defaults occur, case basis credit loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. These reserves are discounted in accordance with discount rates prescribed or permitted by state regulatory authorities. All or parts of case basis credit loss reserves are allocated from any active credit reserves available. Management believes that the reserves for losses and loss adjustment expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

The following financial instruments are carried in the accompanying balance sheets at fair value: fixed income investment securities and derivatives used for hedging purposes and derivatives held for trading purposes. The fair values of fixed income investment securities are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When quotes are not available, fair values are estimated based upon internal valuation models. The fair values of all derivatives are based on quoted dealer prices or pricing valuation models. All valuation models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Materials in this Form 10-Q may contain information that includes or is based upon forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements give Ambac’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future operating or financial performance.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three month periods ended March 31, 2003 and 2002, and its financial condition as of March 31, 2003 and December 31, 2002. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended March 31, 2003 was $137.9 million or $1.27 per diluted share. This represents an 18% increase from the three months ended March 31, 2002 net income of $117.0 million and a 19% increase from net income per diluted share of $1.07 for the three months ended March 31, 2002. Ambac’s income before income taxes was $181.4 million for the three months ended March 31, 2003, an increase of 17% from income before income taxes of $155.4 million in the three months ended March 31, 2002. Of the $181.4 million of income before income taxes in the first three months of 2003, $192.3 million was from Financial Guarantee, $8.9 million from Financial Services and $(19.8) million from Corporate, compared to $155.0 million, $11.8 million and $(11.4) million for Financial Guarantee, Financial Services and Corporate, respectively in the first three months of 2002. Corporate consists primarily of Ambac’s interest expense and a write-off in 2003 of deferred issuance expenses related to debentures that were redeemed. Financial Guarantee income before income taxes increased as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher net realized investment gains and (iii) higher net investment income, partially offset by (i) higher mark-to-market losses on credit derivative contracts, (ii) a higher provision for losses and loss adjustment expenses, and (iii) higher operating expenses. The Financial Services decline is primarily attributable to lower swap and money management revenues and higher expenses.

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

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Although Ambac guarantees the full range of Public Finance obligations, Ambac continues to seek transaction flow on those deals that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, are being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these deals include stadium financings, student housing and military housing.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations including structured credit derivatives. These transactions involve the securitization of a portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). Ambac’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations which have been guaranteed by Ambac.

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside of the United States (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. Ambac Assurance is party to an alliance in Japan with Sompo Japan Financial Guarantee Insurance Co., Ltd, a monoline financial guarantor in Japan. Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

Gross Par Written.    Ambac Assurance guaranteed $29.7 billion in par value bonds during the three months ended March 31, 2003, an increase of 77% from $16.8 billion in par value bonds guaranteed during the comparable prior year period. Par value written for the first quarter of 2003 was comprised of $8.7 billion from Public Finance bond obligations, $12.8 billion from Structured Finance obligations and $8.2 billion from International Finance obligations, compared to $6.8 billion, $7.3 billion and $2.7 billion, respectively, in the first quarter of 2002.

The increase in guaranteed Public Finance obligations was affected by a 28% increase in total public finance issuance. Insured market penetration and Ambac Assurance’s market share remained flat at 54% and 19%, respectively. The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money components of the market. The increase in Structured Finance obligations guaranteed resulted from strong business activity in the consumer and commercial asset-backed sectors of the market. International Finance obligations guaranteed during the period increased primarily due to significant activity in the transportation area as well as a higher number of pooled debt obligations written.

Gross Premiums Written.    Ambac receives insurance premiums either up front at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three months ended March 31, 2003 were $197.2 million, an increase of $47.8 million or 32% from $149.4 million in the three months ended March 31, 2002. Up-front premiums written during the three months ended March 31, 2003 were $101.6 million, an increase of 42% from $71.8 million in the three months ended March 31, 2002. This increase is a result of increased business activity in Public

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

and Structured Finance, partially offset by lower up-front International Finance gross premiums written. Installment premiums written in the first three months of 2003 were $95.6 million, an increase of 23% from $77.6 million in the three months ended March 31, 2002. The growth in installment premiums is due to the increased business activity in both Structured and International Finance, partially offset by a decrease in installment Public Finance premiums written.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended March 31,
	2003		2002
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written

Public Finance:
Up-front	$77.7	$7,794	$52.1	$5,892
Installment	6.2	865	9.9	921

Total Public Finance	83.9	8,659	62.0	6,813

Structured Finance:
Up-front	15.5	1,030	6.0	386
Installment	54.4	11,798	44.2	6,920

Total Structured Finance	69.9	12,828	50.2	7,306

International Finance:
Up-front	8.4	632	13.7	373
Installment	35.0	7,556	23.5	2,308

Total International Finance	43.4	8,188	37.2	2,681

Total	$197.2	$29,675	$149.4	$16,800

Total up-front	$101.6	$9,456	$71.8	$6,651
Total installment	95.6	20,219	77.6	10,149

Total	$197.2	$29,675	$149.4	$16,800

Ceded Premiums Written.    Ceded premiums written for the three months ended March 31, 2003 were $31.2 million, an increase of 60% from $19.5 million in the three months ended March 31, 2002. Ceded premiums written as a percentage of gross premiums written were 15.8% and 13.1% for the three months ended March 31, 2003 and 2002, respectively. The increase in ceded premiums written as a percentage of gross premiums written is primarily due to higher cessions in all three market sectors: Public Finance, Structured Finance and International Finance.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would be liable for such defaulted amounts. To minimize exposure to significant losses from reinsurers, Ambac (i) evaluates the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral amounting to approximately $135.7 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	March 31, 2003	December 31, 2002

AAA	$15.7	$23.8
AA	13.8	20.4
A	8.2	—
Not rated	8.0	—

Total	$45.7	$44.2

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

On January 13, 2003, S&P lowered the financial strength rating of AXA Re Finance S.A. from AAA to BBB. The ratings were withdrawn at AXA Re Finance S.A. management’s request. This downgrade was attributable to AXA Re Finance S.A.’s decision to cease writing new financial guarantee business. On March 27, 2003, S&P lowered the financial strength rating of American Re-Insurance Company. from AA- to A+. The downgrade was because of the recent downgrade of American Re-Insurance Co.’s ultimate parent. The downgrades give Ambac the ability to terminate all reinsurance agreements with both AXA Re Finance S.A. and American Re-Insurance Company. Ambac is currently exploring its options on this book of business.

Net Premiums Earned and Other Credit Enhancement Fees.    Net premiums earned and other credit enhancement fees during the three months ended March 31, 2003 were $145.1 million, an increase of 32% from $109.9 million for the three months ended March 31, 2002. This increase was primarily the result of the larger Financial Guarantee book of business, higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”) and higher other credit enhancement fees earned from the structured credit derivatives business.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. Earnings on refundings typically relate to insured Public Finance obligations, where the premium is usually paid up-front for the life of the policy. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three months ended March 31, 2003 and 2002 included $12.2 million (which had a net income per diluted share effect of $0.06) and $7.3 million (which had a net income per diluted share effect of $0.04), respectively, from refundings of previously insured issues.

Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) increased 27% from $96.4 million in the first quarter of 2002 to $122.6 million in the first quarter of 2003. The increase in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended March 31, 2003 increased 16%, 24% and 57% for Public, Structured and International Finance, respectively, from the three months ended March 31, 2002.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three months ended March 31, 2003 were $10.4 million, an increase of 65% from $6.3 million in the three months ended March 31, 2002. The increase is due to the continued growth in the structured credit derivatives business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	March 31, 2003	March 31, 2002

Public Finance	$43.0	$37.0
Structured Finance	50.3	40.6
International Finance	29.2	18.7

Total normal premiums earned	122.5	96.3
Refundings	12.2	7.3

Total net premiums earned	134.7	103.6
Other credit enhancement fees	10.4	6.3

Total net premiums earned and other credit enhancement fees	$145.1	$109.9

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Investment Income.    Net investment income for the three months ended March 31, 2003 was $76.6 million, an increase of 6% from $72.5 million in the three months ended March 31, 2002. This increase was primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) a capital contribution from Ambac Financial Group, Inc. totaling approximately $75 million during the first quarter of 2003. The capital contribution is a result of Ambac Financial Group’s issuance of $200.0 million of debentures in February 2003. Net investment income in 2003 was negatively impacted by the low interest rate environment. Investments in tax-exempt securities amounted to 71% of the total fair value of the portfolio as of March 31, 2003, versus 66% at March 31, 2002.

The average pre-tax yield-to-maturity on the investment portfolio was 5.17% and 5.72% as of March 31, 2003 and 2002, respectively.

Net Realized Investment Gains (Losses).    Net realized investment gains in the three months ended March 31, 2003 were $13.9 million, compared to net realized losses of $0.5 million for the three months ended March 31, 2002. The following table details amounts included in net realized investment gains (losses):

(Dollars in millions)	March 31, 2003	March 31, 2002

Net gains on securities sold	$14.0	$0.4
Foreign exchange losses on investments	(0.1)	(0.9)

Net realized investment gains (losses)	$13.9	$(0.5)

Net Mark-to-Market Losses on Credit Derivative Contracts.    Net mark-to-market losses on credit derivative contracts in the first quarter of 2003 were $12.2 million, compared to net mark-to-market losses of $4.1 million in the first quarter of 2002. Change in net mark-to-market gains and losses on structured credit derivatives are impacted by a number of factors. The primary factors impacting the net mark-to-market are credit spreads in the underlying obligations of the structure, credit events which erode subordination of the structure and observable pricing for the tranche that Ambac guarantees (replacement cost). There were no paid losses on structured credit derivatives in the three months ended March 31, 2003 or the three months ended March 31, 2002.

Losses and Loss Adjustment Expenses.    Losses and loss adjustment expenses for the three months ended March 31, 2003 were $9.8 million, compared to $5.7 million for the three months ended March 31, 2002. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business. Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation. The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made. The trustee reports payment defaults at or prior to the scheduled payment date. Subsequent claims would be paid if payment defaults continue and would be based on the originally scheduled interest and principal payment schedule.

The liability for losses and loss adjustment expenses consists of case basis credit and active credit reserves. Case basis credit reserves are established for losses on guaranteed obligations that have already defaulted. These reserves are established in an amount that is

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the originally scheduled debt service of the insured obligation). Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. In addition, we, consistent with industry practice, establish and accrue an active credit reserve, which is separate from the case basis credit reserves noted above. We believe, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are inherent in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights. The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of each credit. Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period. Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for extensive ongoing review of every credit to which Ambac has exposure. At least monthly, Senior Finance and Credit Management meets with Surveillance to review the status of their work. During the monthly review, Senior Management determines the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at March 31, 2003 and December 31, 2002.

(Dollars in millions)	March 31, 2003	December 31, 2002

Net loss and loss adjustment expense reserves:
Case basis reserves*	$51.8	$49.0
Active credit reserves	121.2	118.6

Total	$173.0	$167.6

(*)	After netting reinsurance recoverable amounting to $4.8 million and $4.6 million at March 31, 2003 and December 31, 2002, respectively.

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2003 and the year-ended December 31, 2002:

(Dollars in millions)	March 31, 2003	December 31, 2002

Beginning balance of net loss reserves	$167.6	$150.1
Additions to loss reserves	9.8	26.7
Losses paid	(4.9)	(11.1)
Recoveries of paid losses from reinsurers	0.5	1.3
Recoveries of previously paid losses	—	0.6

Ending balance of net loss reserves	$173.0	$167.6

At March 31, 2003 case basis credit reserves are sufficient to cover required debt service through 2026 totaling $69.7 million. Annual debt service payments are $14.3 million, $18.9 million, $9.5 million, $3.7 million and $3.6 million for the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. Additions made to the case basis credit reserve for the three months ended March 31, 2003 were $2.8 million. The following tables provide details of net losses paid for the three months ended March 31, 2003 and 2002 and case basis credit reserves at March 31, 2003 and December 31, 2002 by market sector:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(Dollars in millions)	March 31, 2003	March 31, 2002

Net losses paid:
Public Finance	$1.0	$2.0
Structured Finance	3.3	—
International Finance	0.1	—

Total	$4.4	$2.0

(Dollars in millions)	March 31, 2003	December 31, 2002

Net case basis credit reserves:
Public Finance	$21.9	$19.0
Structured Finance	26.1	26.1
International Finance	3.8	3.9

Total	$51.8	$49.0

Underwriting and Operating Expenses.    Underwriting and operating expenses of $22.2 million in the three months ended March 31, 2003 increased by 19% from $18.6 million in the three months ended March 31, 2002. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. The increase reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and the expensing of stock options, which began in the first quarter of 2003. Underwriting and operating expenses deferred for the three months ended March 31, 2003 and 2002 were $18.5 million and $16.3 million, respectively. The amortization of previously deferred expenses and reinsurance commissions were $9.0 million and $7.9 million for the three months ended March 31, 2003 and 2002, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps, funding conduits, investment advisory and cash management services, to municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

Net Revenues.    Financial Services net revenue is defined and analyzed by management as gross interest income less gross interest expense from investment and payment agreements plus other revenue, and excludes net realized and unrealized losses. Net revenues in the three months ended March 31, 2003 were $14.1 million, a decrease of 15% from $16.6 million in the three months ended March 31, 2002. The $2.5 million decrease is due primarily to lower revenues in the derivatives and investment advisory and cash management businesses. Net investment and payment agreement revenue was relatively flat, as lower interest spreads were offset by increased average volume. Interest spreads in the first quarter of 2003 were adversely impacted by $0.8 million due to accelerated premium amortization caused by prepayments on certain mortgage-backed investments.

Other Expenses.    Other expenses for the three months ended March 31, 2003 were $6.2 million up 21% from $5.1 million in the three months ended March 31, 2002. The increase was primarily due to a reversal of employee benefit accruals in the first quarter of 2002 and the addition of stock option expense in the first quarter of 2003.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Corporate Items

Interest Expense.    Interest expense for the three months ended March 31, 2003 was $12.5 million, an increase of 17% from $10.7 million in the three months ended March 31, 2002. The increase is primarily attributable to Ambac’s issuance of $200 million, 5.95% debt, due February 28, 2103, issued in February 2003. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Corporate Expense.    Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three months ended March 31, 2003 were $8.3 million, compared to $1.5 million for the three months ended March 31, 2002. The increase is attributable to a $6.5 million write-off of previously deferred issuance expenses related to the 1998 issuance of $200 million, 7.08% Debentures, that will be redeemed at par at the end of April 2003. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Income Taxes.    Income taxes for the three months ended March 31, 2003 were at an effective rate of 24.0% versus 24.7% for the three months ended March 31, 2002. The decrease in the effective rate is primarily the result of the shift of investment income from taxable to tax-exempt, partially offset by higher taxable profits.

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

Adjusted Gross Premiums Written.    Ambac defines adjusted gross premiums written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three months ended March 31, 2003 were $322.4 million, an increase of 52% from $211.9 million in the three months ended March 31, 2002. For the first three months of 2003, adjusted gross premium growth was achieved in all markets.

The following table reconciles adjusted gross premiums written to gross premiums written for the three months ended March 31, 2003 and 2002:

(Dollars in millions)	March 31, 2003	March 31, 2002

Adjusted gross premiums written	$322.4	$211.9
Present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period	(220.8)	(140.1)

Gross up-front premiums written	101.6	71.8
Gross installment premiums written on insurance policies	95.6	77.6

Gross premiums written	$197.2	$149.4

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Public Finance adjusted gross premiums for the three months ended March 31, 2003 were $88.3 million, an increase of 20% from $73.6 million in the three months ended March 31, 2002. The increase is a result of the continued high level of municipal issuance. Transactions guaranteed during the first quarter of 2003 included strong writing in the health care, student loan, municipal lease and transportation sectors of the market. Ambac continues to focus on the more highly structured part of this market that carries higher premiums and risk weighted returns.

Structured Finance adjusted gross premiums for the three months ended March 31, 2003 were $107.5 million, an increase of 36% from $79.1 million in the three months ended March 31, 2002. Increases in this market were driven by strong activity in both the consumer and commercial asset-backed sectors.

International Finance adjusted gross premiums for the three months ended March 31, 2003 were $126.6 million, an increase of 114% from $59.2 million in the three months ended March 31, 2002. International Finance experienced strong activity across several sectors, but closed three large transportation transactions during the first quarter of 2003.

The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
(Dollars in Millions)	2002	%	2002	%

Public Finance policies:
Up-front	$77.7	24%	$52.1	25%
Installment	10.6	3	21.5	10

Total Public Finance	88.3	27	73.6	35

Structured Finance policies:
Up-front	15.5	5	6.0	3
Installment	92.0	28	73.1	34

Total Structured Finance	107.5	33	79.1	37

International Finance(1):
Up-front	8.4	3	13.7	7
Installment	118.2	37	45.5	21

Total International Finance	126.6	40	59.2	28

Total adjusted gross premiums written	$322.4	100%	$211.9	100%

Total up-front written	$101.6	32%	$71.8	34%
Total installment written	220.8	68	140.1	66

Total adjusted gross premiums written	$322.4	100%	$211.9	100%

(1)	Adjusted gross premiums written include reinsurance assumed of $1.1 million and $0.9 million in the first quarter of 2003 and first quarter of 2002, respectively.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity.    Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 2003, Ambac Assurance paid dividends of $22.4 million on its common stock to Ambac.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Ambac contributed $75 million to Ambac Assurance during the three months ended March 31, 2003. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

On February 28, 2003, Ambac Financial Group issued $200 million of 5.95% debentures due February 28, 2103. The debentures were priced at par and are callable at par on or after February 28, 2008. The debentures are rated Aa2 and AA by Moody’s and S&P, respectively. Interest is payable on March 31, June 30, September 30 and December 31. The proceeds from this issuance will be used for general corporate purposes, including additions of working capital to subsidiaries. These debentures are listed on the New York Stock Exchange.

On March 24, 2003, Ambac Financial Group issued $175 million of 5.875% debentures due March 24, 2103. The debentures were priced at par and are callable at par on or after March 24, 2008. The debentures are rated Aa2 and AA by Moody’s and S&P, respectively. Interest is payable on March 31, June 30, September 30 and December 31. The primary purpose of this debt issuance was to refinance at a lower interest rate the 7.08% Debentures due March 31, 2098 (discussed below). These debentures are listed on the New York Stock Exchange.

On March 24, 2003, Ambac Financial Group exercised its option to call at par, the $200 million 7.08% Debentures due in 2098. Deferred debt issuance costs amounting to $6.5 million has been expensed and is included on the Statement of Operations corporate expenses line.

Ambac Assurance Liquidity.    The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claims, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

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

Credit Facilities.    Ambac and Ambac Assurance have a revolving credit facility with six major international banks for $300 million, which expires in July 2003 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2003 and December 31, 2002, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $1.75 billion.

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

Stock Repurchase Program.    The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. During the three months ended March 31, 2003, Ambac acquired approximately 156,000 shares for an aggregate amount of $7.7 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 9,123,000 shares for an aggregate amount of $273.6 million.

Balance Sheet.    Total assets as of March 31, 2003 were $16.34 billion, an increase of 6% from total assets of $15.36 billion at December 31, 2002. This increase was due primarily to cash generated from business written during the period, proceeds from debt issuance and increased volume in the guaranteed investment agreement business. As of March 31, 2003, stockholders’ equity was $3.76 billion, a 4% increase from year-end 2002 stockholders’ equity of $3.63 billion. The increase stemmed primarily from net income during the period.

Ambac has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(i) securities whose fair values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we reduce the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of March 31, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2003		December 31, 2002
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Municipal obligations in continuous unrealized loss for:
0 - 6 months	$114.6	$1.2	$146.1	$2.4
7 - 12 months	14.9	0.2	0.9	0.3
Greater than 12 months	25.8	0.7	26.9	1.9

	155.3	2.1	173.9	4.6

Corporate obligations in continuous unrealized loss for:
0 - 6 months	509.6	9.7	461.1	7.5
7 - 12 months	85.8	4.9	18.5	2.2
Greater than 12 months	65.1	13.7	106.7	18.1

	660.5	28.3	586.3	27.8

Foreign government obligations in continuous unrealized loss for:
0 - 6 months	—	—	1.6	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	1.6	—

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	215.8	0.1	15.9	0.3
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	215.8	0.1	15.9	0.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 - 6 months	941.4	3.7	576.8	3.2
7 - 12 months	150.3	1.8	11.7	0.1
Greater than 12 months	30.6	1.0	33.1	1.0

	1,122.3	6.5	621.6	4.3

Total	$2,153.9	$37.0	$1,399.3	$37.0

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

There were no impairment write-downs during the three months ended March 31, 2003 and 2002. The net realized investment gains (losses) in the three months ended March 31, 2003 and 2002 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2003 were as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Fixed income securities:
Municipal obligations	$4,746,906	$5,063,819
Corporate obligations	1,728,588	1,773,100
Foreign government obligations	105,725	120,018
U.S. government obligations	304,469	307,698
Mortgage and asset-backed securities (includes U.S. government agency obligations)	5,463,069	5,564,965
Short-term	214,911	214,911

	12,563,668	13,044,511

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	626,808	633,073

Total	$13,190,476	$13,677,584

The following table provides the ratings distribution of the Financial Guarantee investment portfolio at March 31, 2003 and December 31, 2002:

Rating(1)	March 31, 2003	December 31, 2002

AAA(2)	74%	73%
AA	15	16
A	8	7
BBB	1	1
Below investment grade	<1	1
Not Rated	2	2

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 16% and 15% of the Financial Guarantee investment portfolio as of March 31, 2003 and December 31, 2002, respectively.

Approximately 96% and 98% of the mortgage and asset-backed securities in the Financial Guarantee portfolio is composed of securities issued by various U.S. government agencies, as of March 31, 2003 and December 31, 2002, respectively.

Short-term investments in the Financial Guarantee portfolio consisted primarily of money market funds, foreign and domestic time deposits, and discount notes.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The Financial Services investment portfolio consists primarily of assets funded with the proceeds from the issuance of investment agreement liabilities. The investment objectives of the portfolio are to match the investment security maturity schedule to the maturity schedule of related liabilities under the investment agreements and achieve the highest after-tax net investment income. The investment portfolio is subject to internal investment guidelines, which are approved by Ambac’s Board of Directors. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following table provides the ratings distribution of the Financial Services investment portfolio at March 31, 2003 and December 31, 2002:

Rating (1)	March 31, 2003	December 31, 2002

AAA(2)	91%	88%
AA	1	2
A	5	6
BBB	2	3
Below investment grade	1	1
Not Rated	<1	—

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 40% and 44% of the Financial Services investment portfolio as of March 31, 2003 and December 31, 2002, respectively.

Approximately 52% and 59% of the mortgage and asset-backed securities in the Financial Services portfolio is composed of securities issued by various U.S. government agencies, as of March 31, 2003 and December 31, 2002, respectively.

Special Purpose Entities.    Ambac has transferred third-party debt obligations to two special purpose entities. The business purpose of these entities is to provide some of our financial guarantee clients with funding for their debt obligations. These special purpose entities meet the characteristics of Qualifying Special Purpose Entities (“QSPEs”) in accordance with Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The QSPEs are not consolidated in Ambac’s consolidated financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to (i) purchasing assets from Ambac, which are defined in the governing documents of the QSPEs, (ii) issuing Medium Term Notes (“MTNs”) to fund such purchase, (iii) executing derivative hedges and (iv) providing related administrative services. The QSPEs hold only passive debt obligations transferred to it by Ambac, passive derivative financial instruments used for hedging purposes and cash collected from assets that it holds pending distribution to the MTN holders. The legal documents that established the QSPEs or created the beneficial interests in the transferred assets do not permit the sale or other disposal of the transferred financial assets except for disposals in automatic response to the terms of such financial assets (this would include only issuer call provisions). These required disposals are outside the control of Ambac, its affiliates and the QSPEs. Beneficial interest holders do not have the right to put their beneficial interest back to the QSPEs.

As of March 31, 2003, there have been 12 individual transactions processed through the QSPEs. In each case, Ambac sells fixed income debt obligations issued by third parties to the

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

QSPEs. Ambac receives cash consideration for all assets transferred to the QSPEs. Ambac surrenders control over the transferred debt obligations. There are no agreements that entitle or obligate Ambac to repurchase or redeem assets. The QSPEs are structured as bankruptcy remote entities. Ambac management believes that the assets transferred represent a true sale and the assets held by the QSPEs are beyond the reach of Ambac and its creditors, even in bankruptcy or other receivership. Legal counsel has concurred with management’s belief and has provided Ambac true sale and non-substantive consolidation opinions. The purchase by the QSPEs is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase debt obligations. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and the derivative contracts used. As of March 31, 2003, Ambac Assurance had financial guarantee insurance policies issued for all assets owned, MTNs issued and derivative contracts used by the QSPEs.

Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. To date, no losses have been recognized. Under the terms of an Administrative Agency Agreement, Ambac provides some administrative services, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Cash Flows.    Net cash provided by operating activities was $176.7 million and $106.5 million during the three months ended March 31, 2003 and 2002, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash provided by financing activities was $516.3 million and $356.0 million during the three months ended March 31, 2003 and 2002, respectively. Financing activities for the three months ended March 31, 2003 and 2002 included $169.7 million and $352.5 million, respectively, in net investment agreements issued (net of investment agreement draws). Financing activities for the three months ended March 31, 2003 also included the proceeds from the issuance of debentures of $363.2 million.

Net cash used in investing activities was $667.8 million during the three months ended March 31, 2003, of which $2,387.7 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,153.0 million. For the three months ended March 31, 2002, $482.3 million was used in investing activities, of which $1,437.5 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $866.1 million.

Total cash provided by (used in) operating, investing and financing activities was $25.2 million and $(19.8) million during the three months ended March 31, 2003 and 2002, respectively.

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

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g. taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of parallel and non-parallel shifts in the yield curve, “Value-at-Risk” (“VaR”) and changes in credit spreads. These models include estimates made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, debentures, and certain derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

Financial instruments that may be adversely affected by changes in basis include Ambac’s municipal interest rate swap portfolio. Ambac, through its affiliate Ambac Financial Services, L.P., is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services L.P. manages its business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. Ambac supplements its VaR methodology, which is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. The stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk (Continued)

Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac Credit Products’ structures its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac’s Structured Finance Surveillance group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its contracts.

Other financial instruments that may be adversely affected by changes in credit spreads include certain total return swap contracts, which are entered into by Ambac through its affiliate, Ambac Capital Services. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. If credit spreads of the underlying obligations change, the market value of the related total return swaps changes and Ambac Capital Services could experience mark-to-market gains or losses.

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

PART II—OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6—Exhibits and Reports on Form 8-K

(a)    The following are annexed as exhibits:

Exhibit Number	Description

3.03	By-laws of the Company, as amended through March 28, 2003.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2003 and December 31, 2002 and for the periods ended March 31, 2003 and 2002.

99.06	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.07	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

On March 20, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its press releases of March 18, 2003 and March 20, 2003 announcing a debenture offering and intention to call $200 million of long-term debentures and announcing the offering of $175 million in long-term debentures, respectively.

On March 26 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K disclosing copies of the Underwriting Agreement and Terms Agreement dated March 19, 2003 associated with the issuance of $175 million of 5.875% Debentures due March 24, 2103.

PART II—OTHER INFORMATION

On March 31, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its press release of March 25, 2003 announcing that it would redeem the total principal amount of its 7.08% Debentures due March 31, 2098 at a redemption price of 100% of principal amount, plus accrued interest and the notice of redemption to the holders of the Debentures dated March 27, 2003.

On April 21, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its April 17, 2003 press release containing unaudited financial information and accompanying discussion for the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: May 15, 2003	By:	/S/ THOMAS J. GANDOLFO
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

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

Date:  May 15, 2003

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
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer

Date:  May 15, 2003

INDEX TO EXHIBITS

Exhibit Number	Description

3.03	By-laws of the Company, as amended through March 28, 2003.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2003 and December 31, 2002 and for the periods ended March 31, 2003 and 2002.

99.06	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.07	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.