Form 10-Q
period 2003-06-30
AMBAC FINANCIAL GROUP INC
filed 2003-08-14
CIK 874501

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

          As of July 31, 2003, 106,728,397 shares of Common Stock, par value $0.01 per share, (net of 0 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2003 and December 31, 2002
(Dollars in Thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $12,232,867 in 2003 and $11,132,149 in 2002)	$12,885,401	$11,597,623
Fixed income securities pledged as collateral, at fair value (amortized cost of $519,199 in 2003 and $537,711 in 2002)	518,606	543,572
Short-term investments, at cost (approximates fair value)	389,145	395,761
Other, at fair value (cost of $4,517 in 2003 and $3,518 in 2002)	3,797	2,354

Total investments	13,796,949	12,539,310
Cash	26,980	25,816
Securities purchased under agreements to resell	179,608	260,818
Receivable for investment agreements	80,867	169
Receivable for securities sold	67	6,936
Investment income due and accrued	141,911	142,406
Reinsurance recoverable on paid and unpaid losses	3,944	4,842
Prepaid reinsurance	314,866	296,126
Deferred acquisition costs	174,646	174,055
Loans	820,447	843,809
Derivative product assets	1,210,181	1,010,081
Other assets	46,833	51,170

Total assets	$16,797,299	$15,355,538

Liabilities and Stockholders’ Equity
Liabilities:
Unearned premiums	$2,371,250	$2,128,847
Losses and loss adjustment expense reserve	181,772	172,137
Ceded reinsurance balances payable	15,034	16,930
Obligations under investment and payment agreements	6,591,813	6,434,497
Obligations under investment repurchase agreements	715,405	848,358
Securities sold under agreement to repurchase	140,390	132,235
Deferred income taxes	248,420	185,641
Current income taxes	25,472	44,807
Debentures	791,748	616,715
Accrued interest payable	67,415	81,252
Derivative product liabilities	1,010,839	836,146
Other liabilities	148,614	154,640
Payable for securities purchased	447,625	78,154

Total liabilities	12,755,797	11,730,359

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,067	1,062
Additional paid-in capital	573,797	550,289
Accumulated other comprehensive income	378,273	265,427
Retained earnings	3,088,365	2,820,281
Common stock held in treasury at cost	—	(11,880)

Total stockholders’ equity	4,041,502	3,625,179

Total liabilities and stockholders’ equity	$16,797,299	$15,355,538

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
For the Periods Ended June 30, 2003 and 2002
(Dollars in Thousands Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Financial Guarantee:
Gross premiums written	$386,005	$195,683	$583,224	$345,044
Ceded premiums written	(42,313)	(24,705)	(73,481)	(44,254)

Net premiums written	$343,692	$170,978	$509,743	$300,790

Net premiums earned	$151,992	$113,630	$286,744	$217,284
Other credit enhancement fees	12,294	6,576	22,658	12,864

Net premiums earned and other credit enhancement fees	164,286	120,206	309,402	230,148
Net investment income	79,892	73,593	156,487	146,140
Net realized investment gains	12,777	3,472	26,720	2,972
Net mark-to-market gains (losses) on credit derivative contracts	10,002	(7,982)	(2,174)	(12,053)
Other income	1,931	800	2,756	2,114
Financial Services:
Interest from investment and payment agreements	55,476	67,618	114,472	127,609
Other revenue	(6,179)	4,731	2,338	15,447
Net realized investment gains	4,641	393	4,949	584
Net mark-to-market gains on derivative hedge contracts	51	15	728	182
Corporate:
Net investment income	2,108	956	3,039	1,685
Net realized investment losses	—	(444)	—	(444)

Total revenues	324,985	263,358	618,717	514,384

Expenses:
Financial Guarantee:
Losses and loss adjustment expenses	10,900	5,900	20,700	11,600
Underwriting and operating expenses	21,013	18,603	43,179	37,164
Financial Services:
Interest from investment and payment agreements	50,160	61,383	103,592	115,499
Other expenses	6,234	5,699	12,392	10,835
Interest	14,537	10,816	26,991	21,482
Corporate	2,227	2,015	10,500	3,481

Total expenses	105,071	104,416	217,354	200,061

Income before income taxes	219,914	158,942	401,363	314,323
Provision for income taxes	57,343	39,181	100,869	77,610

Net income	$162,571	$119,761	$300,494	$236,713

Net income per share:
Basic	$1.53	$1.13	$2.83	$2.23

Diluted	$1.48	$1.09	$2.75	$2.17

Weighted average number of common shares outstanding:
Basic	106,428,045	106,124,220	106,246,887	105,978,049

Diluted	109,417,451	109,515,722	109,005,885	109,260,209

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(Unaudited)
For The Six Months Ended June 30, 2003 and 2002
(Dollars in Thousands)

	2003		2002

Retained Earnings:
Balance at January 1	$2,820,281		$2,403,473
Net income	300,494	$300,494	236,713	$236,713

Dividends declared - common stock	(21,231)		(19,064)
Exercise of stock options	(11,179)		30,920

Balance at June 30	$3,088,365		$2,652,042

Accumulated Other Comprehensive Income:
Balance at January 1	$265,427		$62,476
Unrealized gains on securities, $175,726 and $150,806, pre-tax in 2003 and 2002, respectively(1)		111,634		95,186
Gain on derivative hedges		677		21
Foreign currency translation gain		535		1,063

Other comprehensive income	112,846	112,846	96,270	96,270

Comprehensive income		$413,340		$332,983

Balance at June 30	$378,273		$158,746

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,062		$1,060
Issuance of stock	5		2

Balance at June 30	$1,067		$1,062

Additional Paid-in Capital:
Balance at January 1	$550,289		$538,135
Employee benefit plans	14,489		12,859
Issuance of stock	11,490		4,282
Capital issuance costs	(2,471)		(5,767)

Balance at June 30	$573,797		$549,509

Common Stock Held in Treasury at Cost:
Balance at January 1	$(11,880)		$(21,456)
Cost of shares acquired	(23,835)		(15,829)
Shares issued under equity plans	35,715		37,127

Balance at June 30	$0		$(158)

Total Stockholders’ Equity at June 30	$4,041,502		$3,361,201

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period	$135,559		$95,897
Less: reclassification adjustment for net gains included in net income	23,925		711

Net unrealized gains on securities	$111,634		$95,186

See accompanying Notes to Consolidated Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
For The Six Months Ended June 30, 2003 and 2002
(Dollars in Thousands)

	2003	2002

Cash flows from operating activities:
Net income	$300,494	$236,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,614	1,724
Amortization of bond premium and discount	6,915	1,720
Current income taxes	(19,335)	(79,395)
Deferred income taxes	(1,767)	4,503
Deferred acquisition costs	(591)	(6,868)
Unearned premiums, net	223,663	84,096
Losses and loss adjustment expenses	10,533	9,510
Ceded reinsurance balances payable	(1,896)	(315)
Investment income due and accrued	495	(11,670)
Accrued interest payable	(13,837)	(5,595)
Net realized investment gains	(31,669)	(3,112)
Net unrealized losses on credit derivative contracts and derivative hedge contracts	1,446	11,871
Other, net	32,724	(32,298)

Net cash provided by operating activities	508,789	210,884

Cash flows from investing activities:
Proceeds from sales of bonds	1,604,622	791,622
Proceeds from matured bonds	1,570,333	1,078,238
Purchases of bonds	(3,849,511)	(3,167,562)
Change in short-term investments	6,616	194,576
Securities purchased under agreements to resell	81,210	(2,805)
Loans	23,362	(31,019)
Other, net	(8,644)	(1,686)

Net cash used in investing activities	(572,012)	(1,138,636)

Cash flows from financing activities:
Dividends paid	(21,231)	(19,064)
Securities sold under agreements to repurchase	8,092	(16,000)
Proceeds from issuance of investment and payment agreements	956,327	1,847,169
Payments for investment and payment agreement draws	(1,062,892)	(943,617)
Proceeds from issuance of debentures	363,188	—
Payment for buyback of debentures	(200,000)	—
Capital issuance costs	(2,471)	(5,767)
Issuance of common stock	11,494	4,284
Proceeds from sale of treasury stock	35,715	37,127
Purchases of treasury stock	(23,835)	(15,829)

Net cash provided by financing activities	64,387	888,303

Net cash flow	1,164	(39,449)
Cash and cash pledged as collateral at January 1	25,816	76,580

Cash and cash pledged as collateral at June 30	$26,980	$37,131

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$100,000	$112,500

Interest expense on debt	$26,840	$17,647

Interest expense on investment agreements	$101,447	$114,631

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

          Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which was filed with the SEC on May 15, 2003.

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

Notes to Consolidated Financial Statements (Continued)

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

          The following tables summarize the financial information by reportable segment as of and for the three and six-month periods ended June 30, 2003 and 2002:

(Dollars in thousands) Three months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated

2003:
Revenues:
Unaffiliated customers	$268,888	$53,989	$2,108	$—	$324,985
Intersegment	1,218	(1,113)	22,400	(22,505)	—

Total revenues	$270,106	$52,876	$24,508	$(22,505)	$324,985

Income before income taxes:
Unaffiliated customers	$236,975	$(2,405)	$(14,656)	$—	$219,914
Intersegment	1,754	(660)	21,974	(23,068)	—

Total income before income taxes	$238,729	$(3,065)	$7,318	$(23,068)	$219,914

Identifiable assets	$7,787,223	$8,822,514	$187,562	$—	$16,797,299

2002:
Revenues:
Unaffiliated customers	$190,089	$72,757	$512	$—	$263,358
Intersegment	3,954	(936)	23,000	(26,018)	—

Total revenues	$194,043	$71,821	$23,512	$(26,018)	$263,358

Income before income taxes:
Unaffiliated customers	$165,586	$5,675	$(12,319)	$—	$158,942
Intersegment	4,168	(1,019)	22,673	(25,822)	—

Total income before income taxes	$169,754	$4,656	$10,354	$(25,822)	$158,942

Identifiable assets	$6,318,366	$7,395,844	$155,256	$—	$13,869,466

(Dollars in thousands) Six months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated

2003:
Revenues:
Unaffiliated customers	$493,191	$122,487	$3,039	$—	$618,717
Intersegment	2,988	(2,653)	44,800	(45,135)	—

Total revenues	$496,179	$119,834	$47,839	$(45,135)	$618,717

Income before income taxes:
Unaffiliated customers	$429,312	$6,503	$(34,452)	$—	$401,363
Intersegment	4,009	(1,747)	43,948	(46,210)	—

Total income before income taxes	$433,321	$4,756	$9,496	$(46,210)	$401,363

Identifiable assets	$7,787,223	$8,822,514	$187,562	$—	$16,797,299

2002:
Revenues:
Unaffiliated customers	$369,321	$143,822	$1,241	$—	$514,384
Intersegment	5,260	(2,061)	42,500	(45,699)	—

Total revenues	$374,581	$141,761	$43,741	$(45,699)	$514,384

Income before income taxes:
Unaffiliated customers	$320,557	$17,488	$(23,722)	$—	$314,323
Intersegment	5,704	(1,850)	41,846	(45,700)	—

Total income before income taxes	$326,261	$15,638	$18,124	$(45,700)	$314,323

Identifiable assets	$6,318,366	$7,395,844	$155,256	$—	$13,869,466

Notes to Consolidated Financial Statements (Continued)

          The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and six month periods ended June 30, 2003 and 2002:

	Three Months		Six Months

(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees

2003:
United States	$286,530	$122,466	$440,357	$229,321
United Kingdom	66,590	7,354	78,644	14,277
Japan	6,576	6,683	13,168	12,301
Mexico	3,614	1,754	7,969	3,761
Australia	194	1,378	4,347	2,712
Germany	390	1,493	822	2,879
France	203	190	292	384
Internationally diversified (1)	9,519	15,417	16,012	29,275
Other international	12,389	7,551	21,613	14,492

Total	$386,005	$164,286	$583,224	$309,402

2002:
United States	$171,484	$92,746	$283,661	$178,484
United Kingdom	5,035	4,491	23,220	8,276
Japan	5,759	4,792	9,943	7,652
Mexico	4,021	1,896	8,185	3,852
Australia	129	1,020	266	1,983
Germany	311	1,098	428	1,863
France	194	247	415	543
Internationally diversified (1)	3,371	10,302	6,904	18,915
Other international	5,379	3,614	12,022	8,580

Total	$195,683	$120,206	$345,044	$230,148

1) Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3)          Stock Options

          Ambac sponsors the “1997 Equity Plan”, where awards are granted to eligible employees of Ambac in the form of non-qualified stock options or other stock-based awards. Prior to 2003, Ambac accounted for such awards under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in three and six months ended June 30, 2002 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Ambac adopted the fair value recognition provisions of FAS Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and six months ended June 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards prior to January 1, 2003. The following table illustrates the effect on net income and

Notes to Consolidated Financial Statements (Continued)

earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

(Dollars in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$162,571	$119,761	$300,494	$236,713
Add: Stock-based employee compensation included in reported net income, net of tax	850	—	1,621	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(3,601)	(3,079)	(7,124)	(6,158)

Pro-forma net income	$159,820	$116,682	$294,991	$230,555

Earnings per share:
As reported	$1.53	$1.13	$2.83	$2.23

Pro-forma	$1.50	$1.10	$2.78	$2.18

Earnings per diluted share:
As reported	$1.48	$1.09	$2.75	$2.17

Pro-forma	$1.46	$1.07	$2.71	$2.11

(4)          Accounting Standards

          Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) provides accounting and disclosure rules for variable interest entities (“VIE”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  VIEs are often created for a single specific purpose, for example, to facilitate asset securitization.  FIN 46 became effective in the first quarter of 2003 for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date.  It became effective July 1, 2003 for VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003.  FIN 46 requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved.  FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a VIE.

          Ambac has involvement with VIEs in two ways.  First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations.  Second, Ambac has sponsored two VIEs that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets.  As discussed in detail below, these special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

          Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of VIEs.  The transaction structure provides certain financial protection to Ambac.  This financial protection can take several forms, however, the most common are over-

Notes to Consolidated Financial Statements (Continued)

collateralization, first loss retention and excess spread.  In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations which have been guaranteed by Ambac.   In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the VIE.  The expected losses on the assets are either retained by the seller or sold off in the form of equity and mezzanine debt to other investors.  In the case of excess spread, the financial assets contributed to a VIE generate cash flow in the form of interest that is in excess of the interest payments on the related debt.  All or a portion of this excess spread accumulates and is available to absorb losses in the transaction.  Ambac requires these financial protections as a condition for issuing its financial guarantee insurance policy.

          It is possible however, that from time to time, Ambac will consolidate an entity for which it has issued a financial guarantee insurance policy.   If Ambac issues a financial guarantee insurance policy for the obligations of a VIE and does not receive structural financial protection adequate to absorb the majority of expected loss, Ambac may be required to consolidate the related VIE in accordance with FIN 46.  Ambac underwrites its insurance to a remote loss standard and normally demands structural financial protection that absorbs the majority of expected loss in a transaction.  However, transactions may occur where the structural financial protections are outside of the VIE and as result this type of transaction could be consolidated under FIN 46.  Upon the occurrence of certain events, the insurance policy may give Ambac certain rights to remediate potential or actual losses.  These events include an asset manager or asset servicer breach of certain financial, corporate or performance covenants.  A breach of these covenants may give Ambac the right to take certain actions such as replacing the asset manager or asset servicer.  Depending upon the actions taken, Ambac may be required to consolidate the structure under FIN 46.  As we underwrite to a remote loss standard, we expect such situations to be infrequent.  However, management is committed to take actions to reduce economic loss regardless of any requirement to consolidate.  Consolidation is an important accounting concept, however, it does not change the economic risk profile of the insurance exposure. Ambac’s insured exposures as of December 31, 2002, are disclosed in Note 12 “Guarantees in Force” of Ambac’s 2002 Annual Report.

          Regarding QSPEs, Ambac has transferred financial assets to two VIEs. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations.  These entities meet the characteristics of QSPEs in accordance with Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”).  QSPEs are not subject to the requirements of FIN 46 and accordingly are not consolidated in Ambac’s financial statements.  However, see the discussion below on the Exposure Draft recently issued by the FASB that could change the accounting rules for QSPEs in the future.  The QSPEs are legal entities that are demonstrably distinct from Ambac.  Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

          As of June 30, 2003, there have been 12 individual transactions processed through the QSPEs, of which 8 remain.  In each case, Ambac sells fixed income debt obligations to the QSPEs.  These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE.  The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. These MTNs approximately match the cash flow of the assets purchased. Derivative contracts may be used (interest rate and currency

Notes to Consolidated Financial Statements (Continued)

swaps) for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets.  The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services.  Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both.  As of June 30, 2003, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposure under these financial guarantee insurance policies as of December 31, 2002, is included in the disclosure in Note 12 “Guarantees in Force” of Ambac’s 2002 Annual Report.  Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPE and are earned in a manner consistent with other insurance policies, over the risk period.  Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

          Assets sold to the QSPEs during the six months ended June 30, 2003 and the year ended December 31, 2002 were $0 million and $350.0 million, respectively. No gains or losses were recognized on these sales. As of June 30, 2003, the estimated fair value of financial assets, MTN liabilities and derivative hedges were  $1.4 billion, $ 1.3 billion and $100 million, respectively.  When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums and other fees for issuing financial guarantee policies on the assets and MTNs of $2.7 million and $19.3 million for the six months ended June 30, 2003 and for the year ended December 31, 2002, respectively. Ambac also received fees for providing administrative agency services amounting to $0.0 million and $0.1 million for the six months ended June 30, 2003 and the year ended December 31, 2002, respectively.

          In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”).  The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative.  If the proposal is enacted in its current form, it will amend and clarify FAS 140.  The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders.  While Ambac is still evaluating the Exposure Draft, management believes that Ambac would consolidate its current QSPEs if this Statement becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive.  It appears only static structures would be grand fathered under the proposal.  This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments.  The impact of consolidation would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1.4 billion at June 30, 2003.  Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income.  The risk characteristics of these transactions are not impacted by consolidation.

Notes to Consolidated Financial Statements (Continued)

          In April 2003, the FASB issued FAS Statement 149 “Amendment to Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”. The changes in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under FAS 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying obligation to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (iv) amends certain other pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in FAS 149, and hedging relationships designated after June 30, 2003. Except as otherwise stated in FAS 149, all provisions should be applied prospectively. FAS 149 will not have a material impact on Ambac.

          In May 2003, the FASB issued FAS Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  FAS 150 will not have an impact on Ambac.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and financial services to clients in both the public and private sectors around the world. Information about Ambac Financial Group is available through our web site at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission are available free of charge on the investor relations portion of our web site. Management has identified the accounting for loss and loss adjustment expenses and the valuation of financial instruments as critical accounting policies.

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

Results of Operations

          The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six-month periods ended June 30, 2003 and 2002, and its financial condition as of June 30, 2003 and December 31, 2002. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

          Consolidated Net Income

          Ambac’s net income for the three months ended June 30, 2003 was $162.6 million or $1.48 per diluted share. This represents a 36% increase from the three months ended June 30, 2002 net income of $119.8 million or $1.09 per diluted share. Ambac’s income before income taxes was $219.9 million for the three months ended June 30, 2003, an increase of 38% from income before income taxes of $158.9 million in the three months ended June 30, 2002. Of the $219.9 million of income before income taxes in the second quarter of 2003, $237.0 million was from Financial Guarantee, ($2.4) million from Financial Services and $(14.7) million from Corporate, compared to $165.6 million, $5.7 million and $(12.4) million for Financial Guarantee, Financial Services and Corporate, respectively in the second quarter of 2002. Corporate consists primarily of Ambac’s interest expense and other expenses, partially offset by investment income. Financial Guarantee income before income taxes increased as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher net realized investment gains (iii) mark-to-market gains on credit derivative contracts and (iv) higher net investment income, partially offset by (i) a higher provision for losses and loss adjustment expenses, and (ii) higher operating expenses. The Financial Services decline is primarily attributable to lower swap revenues

          Ambac’s net income for the six months ended June 30, 2003 was $300.5 million or $2.75 per diluted share. This represents an increase of 27% from the comparable prior period net income of $236.7 million or $2.17 per diluted share in the six months ended June 30, 2002.

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

          Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and domestic pooled debt obligations (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations including structured credit derivatives. These transactions involve the securitization of a portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). Ambac’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations which have been guaranteed by Ambac.

          International finance obligations include public purpose infrastructure projects and asset-backed securities (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. Ambac Assurance is party to an alliance in Japan with Sompo Japan Financial Guarantee Insurance Co., Ltd, a monoline financial guarantor in Japan.  Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

          Gross Par Written.  Ambac Assurance guaranteed $33.8 billion in par value bonds during the three months ended June 30, 2003, an increase of 49% from $22.7 billion in par value bonds guaranteed during the comparable prior year period. Par value written for the second quarter of 2003 was comprised of $13.3 billion from Public Finance bond obligations, $16.5 billion from Structured Finance obligations and $4.0 billion from International Finance obligations, compared to $12.0 billion, $8.4 billion and $2.3 billion, respectively, in the second quarter of 2002.

          During the six months ended June 30, 2003, Ambac Assurance guaranteed $63.4 billion in par value bonds, a 61% increase from $39.5 billion in par during the first six months of 2002. Par value written for the six months ended June 30, 2003 was comprised of $21.9 billion from Public Finance bond obligations, $29.3 billion from Structured Finance obligations and $12.2 billion from International Finance obligations, compared to $18.8 billion, $15.7 billion and $5.0 billion, respectively, in the six months ended June 30, 2002.

          The increase in guaranteed Public Finance obligations for the three and six months ended June 30, 2003 was affected by a 20% and 23%, respectively, increase in total public finance issuance. Insured market penetration remained relatively flat at 52% and 53% for the three and six months ended June 30, 2003 and 2002, while Ambac’s market share declined in the second quarter and six months of 2003 to 19% from 23% and 21% in the second quarter and six months of 2002, respectively. The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

components of the market.  Also contributing to the increased issuance is the budget deficits of municipalities throughout the United States. The increase in Structured Finance obligations guaranteed resulted from strong business activity in the consumer and commercial asset-backed sectors of the market. International Finance obligations guaranteed during the period increased primarily due to significant activity in the transportation area as well as a higher number of pooled debt obligations written.

          Gross Premiums Written. Ambac receives insurance premiums either up front at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and six months ended June 30, 2003 were $386.0 million and $583.2 million, respectively, an increase of $190.3 million or 97% from $195.7 million in the three months ended June 30, 2002 and an increase of $238.2 million or 69% from $345.0 million in the six months ended June 30, 2002. Up-front premiums written during the three and six months ended June 30, 2003 were $283.5 million and $385.1 million, respectively, an increase of 151% from $113.0 million in the three months ended June 30, 2002 and an increase of 108% from $184.8 million in the six months ended June 30, 2002. These increases for the three and six months ended June 30, 2003 are a result of increased business activity across all three markets, Public Finance, Structured Finance and International Finance.

          Installment premiums written for the three and six months ended June 30, 2003 were $102.5 million and $198.1 million, respectively, an increase of 24% from $82.7 million and $160.2 million in the three and six months ended June 30, 2002. The growth in installment premiums is due to the increased business activity in both Structured and International Finance, partially offset by a decrease in installment Public Finance premiums written.

          The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended June 30,

	2003		2002

(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written

Public Finance:
Up-front	$205.2	$12,529	$98.2	$10,153
Installment	6.1	736	10.6	1,804

Total Public Finance	211.3	13,265	108.8	11,957

Structured Finance:
Up-front	17.2	849	14.4	1,552
Installment	58.1	15,668	48.3	6,876

Total Structured Finance	75.3	16,517	62.7	8,428

International Finance:
Up-front	61.1	1,196	0.4	249
Installment	38.3	2,773	23.8	2,102

Total International Finance	99.4	3,969	24.2	2,351

Total	$386.0	$33,751	$195.7	$22,736

Total up-front	$283.5	$14,574	$113.0	$11,954
Total installment	102.5	19,177	82.7	10,782

Total	$386.0	$33,751	$195.7	$22,736

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,

	2003		2002

(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written

Public Finance:
Up-front	$282.9	$20,323	$150.3	$16,045
Installment	12.3	1,602	20.5	2,725

Total Public Finance	295.2	21,925	170.8	18,770

Structured Finance:
Up-front	32.7	1,879	20.4	1,938
Installment	112.5	27,465	92.4	13,796

Total Structured Finance	145.2	29,344	112.8	15,734

International Finance:
Up-front	69.5	1,828	14.1	622
Installment	73.3	10,329	47.3	4,410

Total International Finance	142.8	12,157	61.4	5,032

Total	$583.2	$63,426	$345.0	$39,536

Total up-front	$385.1	$24,030	$184.8	$18,605
Total installment	198.1	39,396	160.2	20,931

Total	$583.2	$63,426	$345.0	$39,536

          Ceded Premiums Written. Ceded premiums written for the three and six months ended June 30, 2003 were $42.3 million and $73.5 million, respectively, an increase of 71% from $24.7 million in the three months ended June 30, 2002 and an increase of 66% from $44.3 million in the six months ended June 30, 2002.  Ambac’s reinsurance program is comprised of a surplus share treaty reinsurance program and facultative reinsurance.  The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility to cede those transactions within a pre-defined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks.  Ceded premiums written as a percentage of gross premiums written were 11.0% and 12.6% for the three and six months ended June 30, 2003, respectively, compared with 12.6% and 12.8% for the three and six months ended June 30, 2002, respectively. The size of insured transactions can be large and management’s determination of risk retention on such deals impacts the total cede percentage.  Accordingly, the reduction in ceded premiums written as a percentage of gross premiums written in the second quarter is primarily due to management’s decision to retain a greater participation in certain large transactions in the three months ended June 30, 2003.

          The reinsurance of risk does not relieve Ambac of its original liability to its policyholders.  In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would be liable for such defaulted amounts. To minimize exposure to significant losses from reinsurers, Ambac (i) evaluates the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer.  Ambac held letters of credit and collateral amounting to approximately $135.7 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	June 30, 2003	December 31, 2002

AAA	$17.4	$23.8
AA	15.2	20.4
A	8.1	—
Not rated	7.6	—

Total	$48.3	$44.2

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          On January 13, 2003, S&P lowered the financial strength rating of AXA Re Finance S.A. from AAA to BBB. The ratings were withdrawn at AXA Re Finance S.A. management’s request. This downgrade was attributable to AXA Re Finance S.A.’s decision to cease writing new financial guarantee business. On March 27, 2003, S&P lowered the financial strength rating of American Re-Insurance Company from AA- to A+. The downgrade was because of the recent downgrade of American Re-Insurance Co.’s ultimate parent. The downgrades give Ambac the contractual right to terminate all reinsurance agreements with both AXA Re Finance S.A. and American Re-Insurance Company. Ambac is currently exploring whether or not to exercise this contractual right. When a reinsurer is downgraded, less capital credit is given to Ambac under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on Ambac.

          Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during the three and six months ended June 30, 2003 were $164.3 million and $309.4 million, respectively, an increase of 37% from $120.2 million for the three months ended June 30, 2002 and an increase of 34% from $230.1 million for the six months ended June 30, 2002. These increases were primarily the result of the larger Financial Guarantee book of business, higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”) and higher other credit enhancement fees earned from the structured credit derivatives business.

           When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time.  Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three and six months ended June 30, 2003 included $21.1 million and $33.2 million from refundings of previously insured issues. Net premiums earned during the three and six months ended June 30, 2002 included $11.2 million and $18.5 million from refundings of previously insured issues.

          Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) increased 28% from $102.4 million in the second quarter of 2002 to $130.9 million in the second quarter of 2003. Normal net premiums earned for the six months ended June 30, 2003 were $253.5 million, an increase of 28% from $198.7 million in the six months ended June 30, 2002. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended June 30, 2003 increased 16%, 31% and 42% for Public, Structured and International Finance, respectively, from the three months ended June 30, 2002. Normal net premiums earned during the six months ended June 30, 2003 increased 16%, 28% and 49% for Public, Structured and International Finance, respectively, from the six months ended June 30, 2002.

          Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three and six months ended June 30, 2003 were $12.3 million and $22.7 million, respectively, an increase of 86% from $6.6 million in the three months ended June 30, 2002 and an increase of 76% from $12.9 million in the six months ended June 30, 2002. The increases are due to the continued growth in the structured credit derivatives business.

          The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in Millions)	2003	2002	2003	2002

Public Finance	$44.4	$38.2	$87.4	$75.2
Structured Finance	55.6	42.5	106.0	83.1
International Finance	30.9	21.7	60.1	40.4

Total normal premiums earned	130.9	102.4	253.5	198.7
Refundings	21.1	11.2	33.2	18.5

Total net premiums earned	152.0	113.6	286.7	217.2
Other credit enhancement fees	12.3	6.6	22.7	12.9

Total net premiums earned and other credit enhancement fees	$164.3	$120.2	$309.4	$230.1

          Net Investment Income. Net investment income for the three and six months ended June 30, 2003 was $79.9 million and $156.5 million, an increase of 9% from $73.6 million in the three months ended June 30, 2002 and an increase of 7% from $146.1 million in the six months ended June 30, 2002. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) a capital contribution from Ambac Financial Group, Inc. totaling approximately $75 million during the first quarter of 2003. The capital contribution is a result of Ambac Financial Group’s issuance of $200.0 million of debentures in February 2003. Net investment income in 2003 was negatively impacted by the low interest rate environment. Investments in tax-exempt securities amounted to 72% of the total fair value of the portfolio as of June 30, 2003, versus 68% at June 30, 2002.

          The average pre-tax yield-to-maturity on the investment portfolio was 5.04% and 5.66% as of June 30, 2003 and 2002, respectively.

          Net Realized Investment Gains.  Net realized investment gains in the three and six months ended June 30, 2003 were $12.8 million and $26.7 million, respectively, compared to net realized gains of $3.5 million and $3.0 million for the three and six months ended June 30, 2002. The following table details amounts included in net realized investment gains:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in Millions)	2003	2002	2003	2002

Net gains on securities sold	$5.8	$0.5	$19.8	$0.9
Foreign exchange gains on investments	7.0	3.0	6.9	2.1

Net securities gains	$12.8	$3.5	$26.7	$3.0

          Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts.  Net mark-to-market gains (losses) on credit derivative contracts for the three and six months ended June 30, 2003 were $10.0 million and ($2.2) million, respectively, compared to net mark-to-market losses of ($8.0) million and ($12.1) million in the three and six months ended June 30, 2002. Change in net mark-to-market gains and losses on structured credit derivatives are impacted by a number of factors. The primary factors impacting the net mark-to-market are credit spreads in the underlying obligations of the structure, credit events which erode subordination of the structure and observable pricing for the tranche that Ambac guarantees (replacement cost).  The net mark-to-market gain in the second quarter of 2003 resulted primarily from the narrowing of corporate credit spreads during the period.  Paid losses on structured credit derivatives in the three and six months ended June 30, 2003 totaled $1.2 million compared to $1.5 million for the three and six months ended June 30, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three and six months ended June 30, 2003 were $10.9 million and $20.7 million, respectively, compared to $5.9 million and $11.6 million for the three and six months ended June 30, 2002, respectively. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business.  Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels.  The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation.  The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made.  The trustee reports payment defaults at or prior to the scheduled payment date.  Subsequent claims would be paid if payment defaults continue and would be based on the originally scheduled interest and principal payment schedule.

          The liability for losses and loss adjustment expenses consists of case basis credit and active credit reserves.  Case basis credit reserves are established for losses on guaranteed obligations that have already defaulted.  These reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights.   As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the originally scheduled debt service of the insured obligation).  Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. Consistent with industry practice, we also establish and accrue an active credit reserve, which is separate from the case basis credit reserves noted above. We believe, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are inherent in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights.  The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration.  Reserve amounts are reasonably estimated based on management’s review of each credit.  Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period.  Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for extensive ongoing review of every credit to which Ambac has exposure. At least monthly, Senior Finance and Credit Management meets with Surveillance to review the status of their work. During the monthly review, Senior Management determines the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at June 30, 2003 and December 31, 2002.

(Dollars in millions)	June 30, 2003	December 31, 2002

Net loss and loss adjustment expense reserves:
Case basis reserves *	$57.9	$49.0
Active credit reserves	120.0	118.6

Total	$177.9	$167.6

(*)	After netting reinsurance recoverable amounting to $3.9 million and $4.6 million at June 30, 2003 and December 31, 2002, respectively.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2003 and the year-ended December 31, 2002:

(Dollars in millions)	June 30, 2003	December 31, 2002

Beginning balance of net loss reserves	$167.6	$150.1
Additions to loss reserves	20.7	26.7
Losses paid	(11.7)	(11.1)
Recoveries of paid losses from reinsurers	1.3	1.3
Recoveries of previously paid losses	—	0.6

Ending balance of net loss reserves	$177.9	$167.6

          At June 30, 2003 case basis credit reserves are sufficient to cover management’s estimate of gross losses through 2026 totaling $76.6 million for credits currently in default.  Annual debt service payments on credits with case basis credit reserves are estimated at $14.9 million, $15.4 million, $14.8 million, $9.0 million and $5.6 million for the remainder of 2003, 2004, 2005, 2006 and 2007, respectively.  For Public Finance transactions, debt service is equal to the known scheduled principal and interest due on the insured obligations.  For Structured Finance transactions that do not have defined payment schedules, debt service is estimated based on management’s judgment, about the timing and extent of deterioration in the underlying collateral pool.As these debt service amounts are estimates, there can be no assurance that the ultimate payments will not exceed such estimates.

          Additions made to the case basis credit reserve for the six months ended June 30, 2003 were $8.9 million. These additions to the case basis loss reserves during the six months ended June 30, 2003 primarily related to three mortgage-backed securitizations. These three mortgage-backed securitizations have experienced credit deterioration and Ambac has paid net claims of approximately $8.4 million on these three securitizations during the six months ended June 30, 2003.  Remaining net par exposure on these three securitizations is approximately $738 million at June 30, 2003. The net claims paid and case basis credit reserve for the three mortgage securitizations are included in the Structured Finance market sector. The following tables provide details of net losses paid for the six months ended June 30, 2003 and 2002 and case basis credit reserves at June 30, 2003 and December 31, 2002 by market sector:

(Dollars in millions)	June 30, 2003	June 30, 2002

Net losses paid:
Public Finance	$1.8	$2.3
Structured Finance	8.4	0.1
International Finance	0.2	—

Total	$10.4	$2.4

(Dollars in millions)	June 30, 2003	December 31, 2002

Net case basis credit reserves:
Public Finance	$22.0	$19.0
Structured Finance	32.0	26.1
International Finance	3.9	3.9

Total	$57.9	$49.0

          Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2003 were $21.0 million and $43.2 million, respectively, an increase of 13% from $18.6 million in the three months ended June 30, 2002 and an increase of 16% from $37.2 million in the six months ended June 30, 2002. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. The increase reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and the expensing of stock options, which began in 2003, partially offset by higher profit commission collected on the reinsured book of business.  Underwriting and operating expenses deferred for the three and six months ended June 30, 2003 were $21.8 million and $40.3 million, respectively, compared to $17.5 million and $33.9 million for the three and six months ended June 30, 2002. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 2003 were $9.6 million and $18.6 million, respectively, compared to $7.9 million and $15.8 million for the three and six months ended June 30, 2002, respectively.

          Financial Services

          Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps, funding conduits, investment advisory and cash management services, to municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

          Net Revenues. Financial Services net revenue is defined by management as gross interest income less gross interest expense from investment and payment agreements plus other revenue and realized and unrealized gains and losses. Net Financial Services revenues for the three and six months ended June 30, 2003 were $3.8 million and $18.9 million, respectively, a decrease of 67% from $11.4 million in the three months ended June 30, 2003 and down 33% from $28.3 million in revenues for the six months ended June 30, 2003.  The three primary activities within financial services are operations from our guaranteed investment contract, interest rate swap and cash management services.

          Net interest income from our guaranteed investment contract product declined $1.1 million and $1.2 million in the three and six months ended June 30, 2003, respectively, from the three and six months ended June 30, 2002.  This product was adversely impacted by the continued decline in interest rates.  The decline in interest rates results in lower income on cash held for liquidity purposes.  Additionally, certain mortgage-backed investments tend to prepay causing the related proceeds to be reinvested at lower yields.  Revenue from our interest rate swap product in the second quarter of 2003 declined $10.9 million and $12.4 million in the three and six months ended June 30, 2003, respectively, from the three and six months ended June 30, 2002.  This product was adversely impacted in the second quarter of 2003 by a $12 million mark-to-market adjustment due to an increase in the ratio of tax-exempt interest rates to taxable interest rates.  Currently, this ratio is higher than historical averages and has been impacted by the historically low interest rate environment and large supply of municipal debt.  Revenue from our cash management product in the second quarter of 2003 was relatively flat as compared to the second quarter of 2002. Revenue from the cash management product in the six months ended June 30, 2003 declined $0.7 million from the six months ended June 30, 2002.

          Net realized investment gains were $4.6 million and $4.9 million for the three and six months ended June 30, 2003, respectively, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2002, respectively.  Gains and losses from investment securities are due to the normal operations of the guaranteed investment contract business, and shaping of the investment portfolio to maximize yield within our defined risk guidelines.  Ambac does not maintain a trading portfolio.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Other Expenses. Other expenses for the three and six months ended June 30, 2003 were $6.2 million and $12.4 million, respectively, up 9% from $5.7 million in the three months ended June 30, 2002 and up 15% from $10.8 million in the six months ended June 30, 2002. The increase during the second quarter of 2003 was primarily due to higher compensation expenses, including the addition of stock option expense. The increase for the six months ended June 30, 2003 was primarily due to a reversal of employee benefit accruals in the first quarter of 2002 and the addition of stock option expense in the first quarter of 2003.

          Corporate Items

          Interest Expense. Interest expense for the three and six months ended June 30, 2003 was $14.5 million and $27.0 million, respectively, an increase of 34% from $10.8 million in the three months ended June 30, 2002 and an increase of 26% from $21.5 million in the six months ended June 30, 2002. The increase is primarily attributable to Ambac’s issuance of $200 million, 5.95% debt, due February 28, 2103, issued in February 2003 and the issuance of $175 million, 5.875%, due March 24, 2103, issued in March 2003. This was partially offset by the redemption at par of Ambac’s $200 million, 7.08% Debentures in April 2003. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

          Corporate Expense.  Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and six months ended June 30, 2003 were $2.2 million and $10.5 million, respectively, compared to $2.0 million and $3.5 million for the three and six months ended June 30, 2002, respectively. The increase in the six months ended June 30, 2003 is primarily attributable to a $6.5 million write-off of previously deferred issuance expenses related to the 1998 issuance of $200 million, 7.08% Debentures, that was redeemed at par at the end of April 2003.

          Income Taxes. Income taxes for the three and six months ended June 30, 2003 were at an effective rate of 26.1% and 25.1%, respectively, compared to 24.7% for the three and six months ended June 30, 2002. The increase in the effective rate is primarily the result of the higher taxable profits stemming from the financial guarantee segment.

          Supplemental Analytical Financial Data

          Management, equity analysts and investors consider adjusted gross premiums written important in analyzing the financial results of Ambac because it is considered an indication of premium production during the period. However, adjusted gross premiums written is not promulgated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and should not be considered a substitute for gross premiums written. The definition of adjusted gross premiums written described below may differ from the definition used by other public holding companies of financial guarantee insurers.

          Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three and six months ended June 30, 2003 were $455.2 million and $777.6 million, respectively, an increase of 65% from $276.7 million in the three months ended June 30, 2002 and an increase of 59% from $488.6 million in the six

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

months ended June 30, 2002. For the first six months of 2003, adjusted gross premium growth was achieved in all markets.

          The following table reconciles adjusted gross premiums written to gross premiums written for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,

(Dollars in Millions)	2003	2002	2003	2002

Adjusted gross premiums written	$455.2	$276.7	$777.6	$488.6

Present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period	(171.7)	(163.7)	(392.5)	(303.8)

Gross up-front premiums written	283.5	113.0	385.1	184.8
Gross installment premiums written on insurance policies	102.5	82.7	198.1	160.2

Gross premiums written	$386.0	$195.7	$583.2	$345.0

          Public Finance adjusted gross premiums for the three and six months ended June 30, 2003 were $223.3 million and $311.6 million, respectively, an increase of 65% from $135.4 million in the three months ended June 30, 2002 and an increase of 49% from $209.0 million in the six months ended June 30, 2002. The increase is primarily the result of the continued high level of municipal issuance. Transactions guaranteed during the six months of 2003 included strong writings in the health care, municipal lease and transportation sectors of the market.

          Structured Finance adjusted gross premiums for the three and six months ended June 30, 2003 were $144.0 million and $251.4 million, respectively, an increase of 41% from $101.8 million in the three months ended June 30, 2002 and an increase of 39% from $180.9 million in the six months ended June 30, 2002. Increases in this market were driven by strong activity in both the consumer and commercial asset-backed sectors.

          International Finance adjusted gross premiums for the three and six months ended June 30, 2003 were $87.9 million and $214.6 million, respectively, an increase of 123% from $39.5 million in the three months ended June 30, 2002 and an increase of 117% from $98.7 million in the six months ended June 30, 2002. International Finance experienced strong activity across several sectors, and closed a large transportation transaction during the second quarter of 2003, as well as three large transportation transactions in the first quarter of 2003.

          The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and six months ended June 30, 2003 and 2002:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended June 30,				Six Months Ended June 30,

(Dollars in Millions)	2003	%	2002	%	2003	%	2002	%

Public Finance policies:
Up-front policies:
Up-front	$205.2	45	$98.2	36	$282.9	36	$150.3	31
Installment	18.1	4	37.2	13	28.7	4	58.7	12

Total Public Finance policies	223.3	49	135.4	49	311.6	40	209.0	43

Structured Finance policies:
Up-front	17.2	4	14.4	5	32.7	4	20.4	4
Installment	126.8	28	87.4	32	218.7	28	160.5	33

Total Structured Finance policies	144.0	32	101.8	37	251.4	32	180.9	37

International policies (1):
Up-front	61.1	13	0.4	—	69.5	9	14.1	3
Installment	26.8	6	39.1	14	145.1	19	84.6	17

Total International policies	87.9	19	39.5	14	214.6	28	98.7	20

Total adjusted gross premiums	$455.2	100	$276.7	100	$777.6	100	$488.6	100

Total up-front	$283.5	62	$113.0	41	$385.1	50	$184.8	38
Total installment	171.7	38	163.7	59	392.5	50	303.8	62

Total adjusted gross premiums	$455.2	100	$276.7	100	$777.6	100	$488.6	100

(1)

Adjusted gross premiums written include reinsurance assumed of $0.0 million and $0.0 million in the second quarter and six months ended June 30, 2003, respectively and $0.0 million and $0.9 million in the second quarter and six months ended June 30, 2002, respectively.

          Liquidity and Capital Resources

          Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 2003, Ambac Assurance paid dividends of $44.8 million on its common stock to Ambac.

          Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Ambac contributed $75 million to Ambac Assurance during the first quarter of 2003. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during the next twelve months and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

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

          Financial Services Liquidity. The principal uses of liquidity by financial services subsidiaries are payment of investment agreement obligations pursuant to defined terms, net obligations under interest rate swaps and related hedges, operating expenses, income taxes and dividends to Ambac. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements), net receipts from interest rate swaps and related hedges, and fees for investment management services. Additionally, from time to time, liquidity needs of the financial services subsidiaries are satisfied by short-term inter-company loans from Ambac Assurance or Ambac Financial Group. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

          Credit Facilities.  Ambac and Ambac Assurance have a revolving credit facility with eight  major international banks for $300 million, which expires in July 2004 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of June 30, 2003 and December 31, 2002, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.00 billion.

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

          From time to time Ambac accesses the capital markets to support the growth of its businesses. In April 2003, Ambac filed Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, Ambac may issue up to $500 million of the securities described in

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the prospectus filed as part of the registration, namely, common stock, preferred stock and debt securities of Ambac.

          Stock Repurchase Program. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. During the six months ended June 30, 2003, Ambac acquired approximately 396,000 shares for an aggregate amount of $23.8million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 9,363,000 shares for an aggregate amount of $289.8 million.

          Balance Sheet. Total assets as of June 30, 2003 were $16.80 billion, an increase of 9% from total assets of $15.36 billion at December 31, 2002. This increase was due primarily to cash generated from business written during the period, proceeds from debt issuance and increased volume in the guaranteed investment agreement business. As of June 30, 2003, stockholders’ equity was $4.04 billion, an 11% increase from year-end 2002 stockholders’ equity of $3.63 billion. The increase stemmed primarily from net income during the period and an increase in the fair market value of the investment portfolio resulting from the decline in interest rates during the period.

          Ambac has a formal review process for all securities in its investment portfolio, including a review for impairment losses.  Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets.   If we believe the decline is “other than temporary”, we reduce the carrying value of the investment and record a loss on our Consolidated Statements of Operations.  Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above.  If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of June 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	June 30, 2003		December 31, 2002

(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses

Municipal obligations in continuous unrealized loss for:
0 – 6 months	$236.0	$3.1	$146.1	$2.4
7 – 12 months	—	—	0.9	0.3
Greater than 12 months	6.9	0.5	26.9	1.9

	242.9	3.6	173.9	4.6

Corporate obligations in continuous unrealized loss for:
0 – 6 months	32.5	0.4	461.1	7.5
7 – 12 months	50.9	0.7	18.5	2.2
Greater than 12 months	57.7	8.0	106.7	18.1

	141.1	9.1	586.3	27.8

Foreign government obligations in continuous unrealized loss for:
0 – 6 months	—	—	1.6	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	1.6	—

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	—	—	15.9	0.3
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	15.9	0.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,691.0	10.2	576.8	3.2
7 – 12 months	245.0	2.9	11.7	0.1
Greater than 12 months	37.7	0.6	33.1	1.0

	1,973.7	13.7	621.6	4.3

Total	$2,357.7	$26.4	$1,399.3	$37.0

There were no impairment write-downs during the six months ended June 30, 2003 and 2002. The net realized investment gains in the three and six months ended June 30, 2003 and 2002 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2003 were as follows:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

Fixed income securities:
Municipal obligations	$5,117,031	$5,530,034
Corporate obligations	1,334,915	1,454,278
Foreign government obligations	122,288	136,512
U.S. government obligations	88,661	93,836
Mortgage and asset-backed securities (includes U.S. government agency obligations)	5,569,972	5,670,741
Short-term	389,145	389,145

	12,622,012	13,274,546

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	519,199	518,606

Total	$13,141,211	$13,793,152

          The following table provides the ratings distribution of the Financial Guarantee investment portfolio at June 30, 2003 and December 31, 2002:

Rating (1)	June 30, 2003	December 31, 2002

AAA(2)	73%	73%
AA	16	16
A	7	7
BBB	1	1
Below investment grade	<1	1
Not Rated	2	2

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 15% of the Financial Guarantee investment portfolio as of June 30, 2003 and December 31, 2002.

          Approximately 96% and 98% of the mortgage and asset-backed securities in the Financial Guarantee portfolio is composed of securities issued by various U.S. government agencies, as of June 30, 2003 and December 31, 2002, respectively.

          Short-term investments in the Financial Guarantee portfolio consisted primarily of money market funds, and foreign and domestic time deposits.

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

          The following table provides the ratings distribution of the Financial Services investment portfolio at June 30, 2003 and December 31, 2002:

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rating (1)	June 30, 2003	December 31, 2002

AAA(2)	90%	88%
AA	1	2
A	6	6
BBB	2	3
Below investment grade	<1	1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 37% and 44% of the Financial Services investment portfolio as of June 30, 2003 and December 31, 2002, respectively.

          Approximately 53% and 59% of the mortgage and asset-backed securities in the Financial Services portfolio is composed of securities issued by various U.S. government agencies, as of June 30, 2003 and December 31, 2002, respectively.

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

          As of June 30, 2003, there have been 12 individual transactions processed through the QSPEs, of which 8 remain.  In each case, Ambac sells fixed income debt obligations issued by third parties to the QSPEs.   Ambac receives cash consideration for all assets transferred to the QSPEs. Ambac surrenders control over the transferred debt obligations. There are no agreements that entitle or obligate Ambac to repurchase or redeem assets. The QSPEs are structured as bankruptcy remote entities. Ambac management believes that the assets transferred represent a true sale and the assets held by the QSPEs are beyond the reach of Ambac and its creditors, even in bankruptcy or other receivership. Legal counsel has concurred with management’s belief and has provided Ambac true sale and non-substantive consolidation opinions. The purchase by the QSPEs is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase debt obligations.  Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

issued and the derivative contracts used.  As of June 30, 2003, Ambac Assurance had financial guarantee insurance policies issued for all assets owned, MTNs issued and derivative contracts used by the QSPEs.

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

          Cash Flows. Net cash provided by operating activities was $508.8 million and $210.9 million during the six months ended June 30, 2003 and 2002, respectively. These cash flows were primarily provided by Financial Guarantee operations.

          Net cash provided by financing activities was $64.4 million and $888.3 million during the six months ended June 30, 2003 and 2002, respectively. Financing activities for the six months ended June 30, 2003 included ($106.6) million in net investment and payment agreement draws (net of investment and payment agreement issued). Financing activities for the six months ended June 30, 2003 also included the proceeds from the issuance of debentures of $363.2 million. Financing activities for the six months ended June 30, 2002 included $903.5 million in net investment and payments agreements issued (net of investment and payment agreement draws).

          Net cash used in investing activities was $572.0 million during the six months ended June 30, 2003, of which $3,849.5 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $3,175.0 million. For the six months ended June 30, 2002, $1,138.6 million was used in investing activities, of which $3,167.6 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $1,869.9 million.

          Total cash provided by (used in) operating, investing and financing activities was $1.2 million and $(39.4) million during the six months ended June 30, 2003 and 2002, respectively.

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

Item 4.     Controls and Procedures

          (a) Disclosure Controls and Procedures.  Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Ambac’s Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, Ambac’s Chief Executive Officer and Ambac’s Chief Financial Officer have concluded that, as of the end of such period, Ambac’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac in the reports that it files or submits under the Exchange Act.

          (b) Internal Control Over Financial Reporting.  There have not been any changes in Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

          Items 1, 2, 3, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4 – Submission of Matters to a Vote of Security Holders

          The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 6, 2003, and received the votes set forth below:

          Proposal 1.  The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast

	For	Withheld

Phillip B. Lassiter	88,565,950	2,134,550
Michael A. Callen	88,991,919	1,708,581
Renso L. Caporali	88,941,369	1,759,131
Jill M. Considine	88,934,902	1,765,598
Richard Dulude	88,941,067	1,759,433
Robert J. Genader	89,716,110	984,390
W. Grant Gregory	88,990,260	1,710,240
Laura S. Unger	88,928,019	1,772,481

There were no broker non-votes for this proposal.

Proposal 2. The proposal to ratify the amendment to the Ambac 1997 Equity Plan was adopted, with 70,078,323 votes in favor, 11,164,117 votes against and 799,158 votes abstaining. There were 8,658,902 broker non-votes for this proposal.

Proposal 3. The proposal to ratify the selection of KPMG LLP as independent auditors of Ambac and its subsidiaries for 2003 was adopted, with 88,600,757 votes in favor, 1,518,273 votes against and 581,470 votes abstaining. There were no broker non-votes for this proposal.

Item 6 - Exhibits and Reports on Form 8-K

(a)     The following are annexed as exhibits:

Exhibit Number	Description

10.31

Amendment No. 1 to Revolving Credit Agreement dated as of July 30, 2003 among Ambac and Ambac Assurance as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York, as the Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent for the Lenders.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

PART II - OTHER INFORMATION (Continued)

Exhibit Number	Description

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.09	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2003 and December 31, 2002 and for the periods ended June 30, 2003 and 2002.

(b)     Reports on Form 8-K:

          On July 18, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its July 17, 2003 press release containing unaudited financial information and accompanying discussion for the three and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: August 14, 2003	By:	/s/ THOMAS J. GANDOLFO

Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.31

Amendment No. 1 to Revolving Credit Agreement dated as of July 30, 2003 among Ambac and Ambac Assurance as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York, as the Syndication Agent, and The Bank of Nova Scotia, as Administrative Agent for the Lenders.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.09	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2003 and December 31, 2002 and for the periods ended June 30, 2003 and 2002.