Form 10-Q
period 2003-09-30
AMBAC FINANCIAL GROUP INC
filed 2003-11-14
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

As of October 31, 2003, 106,855,206 shares of Common Stock, par value $0.01 per share, (net of 0 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2003 and December 31, 2002

(Dollars in Thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $12,349,310 in 2003 and $11,132,149 in 2002)	$12,827,430	$11,597,623
Fixed income securities pledged as collateral, at fair value (amortized cost of $593,095 in 2003 and $537,711 in 2002)	594,499	543,572
Short-term investments, at cost (approximates fair value)	164,852	395,761
Other, at fair value (cost of $4,523 in 2003 and $3,518 in 2002)	3,967	2,354

Total investments	13,590,748	12,539,310

Cash	37,001	25,816
Securities purchased under agreements to resell	105,705	260,818
Receivable for investment agreements	—	169
Receivable for securities sold	96,925	6,936
Investment income due and accrued	140,456	142,406
Reinsurance recoverable on paid and unpaid losses	3,575	4,842
Prepaid reinsurance	310,418	296,126
Deferred acquisition costs	179,841	174,055
Loans	837,226	843,809
Derivative product assets	998,562	1,010,081
Other assets	43,978	51,170

Total assets	$16,344,435	$15,355,538

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,470,122	$2,128,847
Losses and loss adjustment expense reserve	187,452	172,137
Ceded reinsurance balances payable	8,989	16,930
Obligations under investment and payment agreements	6,369,755	6,434,497
Obligations under investment repurchase agreements	606,110	848,358
Securities sold under agreement to repurchase	144,600	132,235
Deferred income taxes	189,079	185,641
Current income taxes	40,663	44,807
Debentures	791,759	616,715
Accrued interest payable	64,547	81,252
Derivative product liabilities	839,304	836,146
Other liabilities	163,184	154,640
Payable for securities purchased	379,584	78,154

Total liabilities	12,255,148	11,730,359

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,069	1,062
Additional paid-in capital	581,083	550,289
Accumulated other comprehensive income	271,493	265,427
Retained earnings	3,235,642	2,820,281
Common stock held in treasury at cost	—	(11,880)

Total stockholders’ equity	4,089,287	3,625,179

Total liabilities and stockholders’ equity	$16,344,435	$15,355,538

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Periods Ended September 30, 2003 and 2002

(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Financial Guarantee:
Gross premiums written	$280,330	$205,110	$863,554	$550,154
Ceded premiums written	(17,451)	(26,854)	(90,932)	(71,108)

Net premiums written	$262,879	$178,256	$772,622	$479,046

Net premiums earned	$159,626	$122,396	$446,370	$339,680
Other credit enhancement fees	11,936	7,307	34,594	20,171

Net premiums earned and other credit enhancement fees	171,562	129,703	480,964	359,851
Net investment income	80,890	75,895	237,377	222,035
Net realized investment gains	7,037	5,408	33,757	8,380
Net mark-to-market losses on credit derivative contracts	(4,053)	(6,908)	(6,227)	(18,961)
Other income	949	472	3,705	2,586
Financial Services:
Interest from investment and payment agreements	47,227	65,376	161,699	192,985
Other revenue	19,995	6,348	22,333	21,795
Net realized investment (losses) gains	(1,161)	1,399	3,788	1,983
Net mark-to-market gains on derivative hedge contracts	11	3	739	185
Corporate:
Net investment income	1,977	974	5,016	2,659
Net realized investment losses	—	(127)	—	(571)

Total revenues	324,434	278,543	943,151	792,927

Expenses:
Financial Guarantee:
Losses and loss adjustment expenses	15,900	6,100	36,600	17,700
Underwriting and operating expenses	23,795	18,467	66,974	55,631
Financial Services:
Interest from investment and payment agreements	45,890	58,142	149,482	173,641
Other expenses	6,780	5,380	19,172	16,215
Interest	13,750	10,774	40,741	32,256
Corporate	1,938	1,884	12,438	5,365

Total expenses	108,053	100,747	325,407	300,808

Income before income taxes	216,381	177,796	617,744	492,119
Provision for income taxes	56,712	46,105	157,581	123,715

Net income	$159,669	$131,691	$460,163	$368,404

Net income per share:
Basic	$1.50	$1.24	$4.32	$3.48

Diluted	$1.45	$1.21	$4.21	$3.38

Weighted average number of common shares outstanding:
Basic	106,779,009	105,865,884	106,418,669	105,940,661

Diluted	109,944,141	108,959,876	109,280,533	109,148,469

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Nine Months Ended September 30, 2003 and 2002

(Dollars in Thousands)

	2003		2002
Retained Earnings:
Balance at January 1	$2,820,281		$2,403,473
Net income	460,163	$460,163	368,404	$368,404

Dividends declared - common stock	(32,979)		(29,654)
Exercise of stock options	(11,823)		30,286

Balance at September 30	$3,235,642		$2,772,509

Accumulated Other Comprehensive Income:
Balance at January 1	$265,427		$62,476
Unrealized gains on securities, $9,093 and $421,900, pre-tax in 2003 and 2002, respectively(1)		5,863		268,014
Loss on derivative hedges		(515)		(12,330)
Foreign currency translation gain		718		1,633

Other comprehensive income	6,066	6,066	257,317	257,317

Comprehensive income		$466,229		$625,721

Balance at September 30	$271,493		$319,793

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,062		$1,060
Issuance of stock	7		2

Balance at September 30	$1,069		$1,062

Additional Paid-in Capital:
Balance at January 1	$550,289		$538,135
Employee benefit plans	18,168		13,371
Issuance of stock	16,161		4,286
Capital issuance costs	(3,535)		(6,969)

Balance at September 30	$581,083		$548,823

Common Stock Held in Treasury at Cost:
Balance at January 1	$(11,880)		$(21,456)
Cost of shares acquired	(25,183)		(38,654)
Shares issued under equity plans	37,063		38,047

Balance at September 30	$0		$(22,063)

Total Stockholders’ Equity at September 30	$4,089,287		$3,620,124

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period	$34,024		$273,288
Less: reclassification adjustment for net gains included in net income	28,161		5,274

Net unrealized gains on securities	$5,863		$268,014

See accompanying Notes to Consolidated Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30, 2003 and 2002

(Dollars in Thousands)

	2003	2002
Cash flows from operating activities:
Net income	$460,163	$368,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,366	2,608
Amortization of bond premium and discount	15,013	3,891
Current income taxes	(4,144)	(61,470)
Deferred income taxes	547	2,186
Deferred acquisition costs	(5,786)	(9,241)
Unearned premiums, net	326,983	140,241
Losses and loss adjustment expenses	16,582	14,757
Ceded reinsurance balances payable	(7,941)	1,102
Investment income due and accrued	1,950	16,502
Accrued interest payable	(16,705)	(13,947)
Net realized investment gains	(37,545)	(9,792)
Net unrealized losses on credit derivative contracts and derivative hedge contracts	4,266	14,819
Other, net	39,907	11,936

Net cash provided by operating activities	795,656	481,996

Cash flows from investing activities:
Proceeds from sales of bonds	2,638,940	1,525,160
Proceeds from matured bonds	2,191,984	1,586,991
Purchases of bonds	(5,862,012)	(4,599,837)
Change in short-term investments	230,909	277,633
Securities purchased under agreements to resell	155,113	(13,304)
Loans	6,583	52,795
Other, net	(6,708)	(29,110)

Net cash used in investing activities	(645,191)	(1,199,672)

Cash flows from financing activities:
Dividends paid	(32,979)	(29,654)
Securities sold under agreements to repurchase	12,380	(14,366)
Proceeds from issuance of investment and payment agreements	1,369,298	2,085,524
Payments for investment and payment agreement draws	(1,675,679)	(1,364,778)
Proceeds from issuance of debentures	363,188	—
Payment for buyback of debentures	(200,000)	—
Capital issuance costs	(3,535)	(6,969)
Issuance of common stock	16,167	4,288
Proceeds from sale of treasury stock	37,063	38,047
Purchases of treasury stock	(25,183)	(38,654)

Net cash (used in) provided by financing activities	(139,280)	673,438

Net cash flow	11,185	(44,238)
Cash and cash pledged as collateral at January 1	25,816	76,580

Cash and cash pledged as collateral at September 30	$37,001	$32,342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$127,756	$122,500

Interest expense on debt	$42,565	$38,407

Interest expense on investment agreements	$138,561	$164,261

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

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

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the full year ending December 31, 2003. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 28, 2003, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which was filed with the SEC on May 15, 2003, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, which was filed with the SEC on August 14, 2003.

The consolidated financial statements include the accounts of Ambac and each of its subsidiaries. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2) Segment Information

Ambac has two reportable segments, as follows: (1) financial guarantee, which provides financial guarantee products (including structured credit derivatives); and (2) financial services, which provides investment agreements, interest rate swaps, currency and total return swaps, funding conduits, and investment advisory and cash management services. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Notes to Consolidated Financial Statements (Unaudited) (Continued)

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

The following tables summarize the financial information by reportable segment as of and for the three and nine-month periods ended September 30, 2003 and 2002:

(Dollars in thousands) Three months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2003:
Revenues:
Unaffiliated customers	$256,385	$66,072	$1,977	$—	$324,434
Intersegment	8,411	(1,588)	22,400	(29,223)	—

Total revenues	$264,796	$64,484	$24,377	$(29,223)	$324,434

Income before income taxes:
Unaffiliated customers	$216,690	$13,402	$(13,711)	$—	$216,381
Intersegment	9,023	(1,144)	21,974	(29,853)	—

Total income before income taxes	$225,713	$12,258	$8,263	$(29,853)	$216,381

Identifiable assets	$7,829,038	$8,315,561	$199,836	$—	$16,344,435

2002:
Revenues:
Unaffiliated customers	$204,570	$73,126	$847	$—	$278,543
Intersegment	1,795	(1,438)	19,500	(19,857)	—

Total revenues	$206,365	$71,688	$20,347	$(19,857)	$278,543

Income before income taxes:
Unaffiliated customers	$180,003	$9,604	$(11,811)	$—	$177,796
Intersegment	2,029	(155)	19,173	(21,047)	—

Total income before income taxes	$182,032	$9,449	$7,362	$(21,047)	$177,796

Identifiable assets	$6,788,160	$7,793,700	$106,219	$—	$14,688,079

(Dollars in thousands) Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2003:
Revenues:
Unaffiliated customers	$749,576	$188,559	$5,016	$—	$943,151
Intersegment	11,399	(4,241)	67,200	(74,358)	—

Total revenues	$760,975	$184,318	$72,216	$(74,358)	$943,151

Income before income taxes:
Unaffiliated customers	$646,002	$19,905	$(48,163)	$—	$617,744
Intersegment	13,032	(2,891)	65,922	(76,063)	—

Total income before income taxes	$659,034	$17,014	$17,759	$(76,063)	$617,744

Identifiable assets	$7,829,038	$8,315,561	$199,836	$—	$16,344,435

2002:
Revenues:
Unaffiliated customers	$573,891	$216,948	$2,088	$—	$792,927
Intersegment	7,055	(3,499)	62,000	(65,556)	—

Total revenues	$580,946	$213,449	$64,088	$(65,556)	$792,927

Income before income taxes:
Unaffiliated customers	$500,560	$27,092	$(35,533)	$—	$492,119
Intersegment	7,733	(2,005)	61,019	(66,747)	—

Total income before income taxes	$508,293	$25,087	$25,486	$(66,747)	$492,119

Identifiable assets	$6,788,160	$7,793,700	$106,219	$—	$14,688,079

Notes to Consolidated Financial Statements (Unaudited) (Continued)

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and nine month periods ended September 30, 2003 and 2002:

(Dollars in thousands)	Three Months		Nine Months
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2003:
United States	$244,069	$129,372	$684,426	$358,694
United Kingdom	13,637	9,548	92,281	23,825
Japan	6,112	6,817	19,280	19,118
Mexico	4,361	1,997	12,330	5,758
Italy	1,281	1,847	10,316	4,650
Australia	196	1,377	4,543	4,089
Germany	432	1,527	1,254	4,406
Internationally diversified (1)	5,884	13,679	21,896	42,954
Other international	4,358	5,398	17,228	17,470

Total	$280,330	$171,562	$863,554	$480,964

2002:
United States	$168,479	$95,974	$452,140	$274,458
United Kingdom	7,605	5,628	30,825	13,904
Japan	6,042	4,950	15,985	12,602
Mexico	4,083	1,912	12,268	5,764
Italy	—	99	—	313
Australia	8,942	1,718	9,208	3,701
Germany	441	1,486	869	3,349
Internationally diversified (1)	4,562	12,645	11,466	31,560
Other international	4,956	5,291	17,393	14,200

Total	$205,110	$129,703	$550,154	$359,851

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3) Stock Options

Ambac sponsors the “1997 Equity Plan”, where awards are granted to eligible employees of Ambac in the form of non-qualified stock options and other stock-based awards. Prior to 2003, Ambac accounted for such awards under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. No stock-based employee compensation cost is reflected in three and nine months ended September 30, 2002 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, Ambac adopted the fair value recognition provisions of FAS Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted after January 1, 2003. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards prior to January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

Notes to Consolidated Financial Statements (Unaudited) (Continued)

(Dollars in thousands, except per share information)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$159,669	$131,691	$460,163	$368,404

Add: Stock-based employee compensation included in reported net income, net of tax	1,280	—	2,902	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(4,031)	(3,213)	(11,156)	(9,371)

Pro-forma net income	$156,918	$128,478	$451,909	$359,033

Earnings per share:
As reported	$1.50	$1.24	$4.32	$3.48

Pro-forma	$1.47	$1.21	$4.25	$3.39

Earnings per diluted share:
As reported	$1.45	$1.21	$4.21	$3.38

Pro-forma	$1.43	$1.18	$4.14	$3.29

(4) Accounting Standards

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) provides accounting and disclosure rules for variable interest entities (“VIE”). A VIE is an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. VIEs are often created for a single specific purpose, for example, to facilitate asset securitization. FIN 46 became effective in the first quarter of 2003 for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIE’s created prior to February 1, 2003. In general, FIN 46 requires VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a VIE.

Ambac has involvement with VIEs in two ways. First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations. Second, Ambac has sponsored two VIEs that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

Notes to Consolidated Financial Statements (Unaudited) (Continued)

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of VIEs. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations which have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the VIE. The expected losses on the assets are either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to a VIE generate cash flow in the form of interest that is in excess of the interest payments on the related debt. All or a portion of this excess spread typically accumulates and is available to absorb losses in the transaction. Ambac requires these financial protections as a condition for issuing its financial guarantee insurance policy. At this time, it is anticipated that the effect on Ambac’s Consolidated Balance Sheet could be an increase of approximately $200 million to $1 billion to both assets and liabilities. As we continue to evaluate the impact of applying FIN 46, additional entities may be identified that would need to be consolidated.

It is possible in the future that Ambac will consolidate an entity for which it has issued a financial guarantee insurance policy. If Ambac issues a financial guarantee insurance policy for the obligations of a VIE and does not receive structural financial protection adequate to absorb the majority of expected loss, Ambac may be required to consolidate the related VIE in accordance with FIN 46. Ambac underwrites its insurance to a remote loss standard and normally demands structural financial protection that absorbs the majority of expected loss in a transaction. However, transactions may occur where the structural financial protections are outside of the VIE and as result this type of transaction could be consolidated under FIN 46. Upon the occurrence of certain events, the insurance policy may give Ambac certain rights to remediate potential or actual losses. These events include an asset manager or asset servicer breach of certain financial, corporate or performance covenants. A breach of these covenants may give Ambac the right to take certain actions such as replacing the asset manager or asset servicer. Depending upon the actions taken, Ambac may be required to consolidate the structure under FIN 46. As we underwrite to a remote loss standard, we expect such situations to be infrequent. However, management is committed to take actions to reduce economic loss regardless of any requirement to consolidate. Consolidation is an important accounting concept, however, it does not change the economic risk profile of the insurance exposure. Ambac’s insured exposures as of December 31, 2002, are disclosed in Note 12 “Guarantees in Force” of Ambac’s 2002 Annual Report.

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

Notes to Consolidated Financial Statements (Unaudited) (Continued)

As of September 30, 2003, there have been 12 individual transactions processed through the QSPEs, of which 8 remain. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. These MTNs approximately match the cash flow of the assets purchased. Derivative contracts may be used (interest rate and currency swaps) for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of September 30, 2003, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the nine months ended September 30, 2003 and the year ended December 31, 2002 were $0 million and $350.0 million, respectively. No gains or losses were recognized on these sales. As of September 30, 2003, the estimated fair value of financial assets, MTN liabilities and derivative hedges were $1.4 billion, $ 1.3 billion and $100 million, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative hedges of $4.0 million and $19.3 million for the nine months ended September 30, 2003 and for the year ended December 31, 2002, respectively. Ambac also received fees for providing other services amounting to $0.3 million and $0.1 million for the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify FAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. While Ambac is still evaluating the Exposure Draft, management believes that Ambac would consolidate its current QSPEs if this Statement becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive. It appears only static structures would be grandfathered under the proposal. This conclusion is based upon the fact that Ambac provides financial support to these entities such

Notes to Consolidated Financial Statements (Unaudited) (Continued)

as financial guarantees and liquidity commitments. The impact of consolidation would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1.4 billion at September 30, 2003. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

In April 2003, the FASB issued FAS Statement 149 “Amendment to Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”. The changes in FAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative under FAS 133, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying obligation to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, and (iv) amends certain other pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. FAS 149 is effective for contracts entered into or modified after June 30, 2003, except in certain instances detailed in FAS 149, and hedging relationships designated after June 30, 2003. Except as otherwise stated in FAS 149, all provisions should be applied prospectively. FAS 149 did not have a material impact on Ambac.

In May 2003, the FASB issued FAS Statement 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. FAS 150 did not have an impact on Ambac.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine-month periods ended September 30, 2003 and 2002, and its financial condition as of September 30, 2003 and December 31, 2002. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended September 30, 2003 was $159.7 million or $1.45 per diluted share. This represents a 21% increase from the three months ended September 30, 2002 net income of $131.7 million and a 20% increase in net income per diluted share of $1.21. Ambac’s income before income taxes was $216.4 million for the three months ended September 30, 2003, an increase of 22% from income before income taxes of $177.8 million in the three months ended September 30, 2002. Of the $216.4 million of income before income taxes in the third quarter of 2003, $216.7 million was from Financial Guarantee, $13.4 million from Financial Services and $(13.7) million from Corporate, compared to $180.0 million, $9.6 million and $(11.8) million for Financial Guarantee, Financial Services and Corporate, respectively in the third quarter of 2002. Corporate consists primarily of Ambac’s interest expense and other expenses, partially offset by investment income. Financial Guarantee income before income taxes increased as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher net investment income (iii) lower net mark-to-market losses on credit derivative contracts and (iv) higher realized investment gains, partially offset by (i) a higher provision for losses and loss adjustment expenses, and (ii) higher operating expenses. The Financial Services increase is primarily attributable to higher swap revenues, partially offset by lower revenues in the investment agreement business.

Ambac’s net income for the nine months ended September 30, 2003 was $460.2 million or $4.21 per diluted share. This represents an increase of 25% from the comparable prior period net income of $368.4 million or $3.38 per diluted share in the nine months ended September 30, 2002.

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

International finance obligations include public purpose infrastructure projects, pooled debt obligations and asset-backed securities (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, ongoing privatization efforts have shifted certain funding associated with the development or operation of infrastructure projects from the government to private market participants, thus prompting investors in such projects to seek the security of financial guarantee products. Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions securitize future revenue streams derived from operating receivables or the sale of commodities.

Gross Par Written. Ambac Assurance guaranteed $22.4 billion in par value bonds during the three months ended September 30, 2003, a decrease of 34% from $33.7 billion in par value bonds guaranteed during the comparable prior year period. Par value written for the third quarter of 2003 was comprised of $11.5 billion from Public Finance bond obligations, $9.2 billion from Structured Finance obligations and $1.7 billion from International Finance obligations, compared to $10.1 billion, $14.5 billion and $9.1 billion, respectively, in the third quarter of 2002.

During the nine months ended September 30, 2003, Ambac Assurance guaranteed $85.8 billion in par value bonds, a 17% increase from $73.2 billion in par during the nine months of 2002. Par value written for the nine months ended September 30, 2003 was comprised of $33.4 billion from Public Finance bond obligations, $38.5 billion from Structured Finance obligations and $13.9 billion from International Finance obligations, compared to $28.9 billion, $30.2 billion and $14.1 billion, respectively, in the nine months ended September 30, 2002.

The increase in guaranteed Public Finance obligations for the three months ended September 30, 2003 compared to September 30, 2002 was primarily due to the continued high level of municipal issuances that were insured during the period, partially offset by Ambac’s slightly lower market share. Municipal issuances were relatively flat period on period, however the insured percentage increased from 48% for the three months ended September 30, 2002 to 54% for the three months ended September 30, 2003. The increase in guaranteed Public Finance obligations for the nine months ended September 30, 2003 was affected by a 15%

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

increase in total public finance issuance. Insured market penetration increased to 53% from 51% for the nine months ended September 30, 2003 and 2002, respectively, while Ambac’s market share declined in the nine months of 2003 to 20% from 21% in the nine months of 2003 and 2002, respectively. The increase in total issuance was largely the result of the lower interest rate environment, causing an increase in both the refinancing and new money components of the market. Also contributing to the increased issuance is the budget deficits of municipalities throughout the United States. The decrease in Structured Finance obligations guaranteed for the third quarter 2003 as compared to the third quarter 2002 resulted primarily from lower par written in the mortgage-backed and asset-backed sectors of the market, partially offset by a large structured finance pool transaction guaranteed during the third quarter of 2003. However, for the nine months ended September 30, 2003 Ambac continues to show increased par written in these sectors of Structured Finance. International Finance obligations guaranteed during the three and nine months ended September 30, 2003 decreased from their comparable 2002 periods primarily due to fewer large transactions closing during the 2003 period.

Gross Premiums Written. Ambac receives insurance premiums either up front at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and nine months ended September 30, 2003 were $280.3 million and $863.6 million, respectively, an increase of $75.2 million or 37% from $205.1 million in the three months ended September 30, 2002 and an increase of $313.4 million or 57% from $550.2 million in the nine months ended September 30, 2002. Up-front premiums written during the three and nine months ended September 30, 2003 were $183.4 million and $568.5 million, respectively, an increase of 49% from $122.7 million in the three months ended September 30, 2002 and an increase of 85% from $307.5 million in the nine months ended September 30, 2002. The increase for the three months ended September 30, 2003 is a result of increased premiums written in the Public Finance and Structured Finance markets, partially offset by lower premiums written in the International Finance market. The increase for the nine months ended September 30, 2003 is a result of increased business activity across all three markets, Public Finance, Structured Finance and International Finance.

Installment premiums written for the three and nine months ended September 30, 2003 were $96.9 million and $295.1 million, respectively, an increase of 18% from $82.4 million in the three months ended September 30, 2002 and an increase of 22% from $242.7 million in the nine months ended September 30, 2002. The growth in installment premiums is due to the increased business activity in both Structured and International Finance, partially offset by a decrease in installment Public Finance premiums written.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended September 30,
(Dollars in Millions)	2003		2002
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$146.0	$11,089	$107.8	$8,968
Installment	3.8	407	7.3	1,141

Total Public Finance	149.8	11,496	115.1	10,109

Structured Finance:
Up-front	34.4	3,280	6.3	305
Installment	59.9	5,872	47.1	14,189

Total Structured Finance	94.3	9,152	53.4	14,494

International Finance:
Up-front	3.0	477	8.6	386
Installment	33.2	1,248	28.0	8,682

Total International Finance	36.2	1,725	36.6	9,068

Total	$280.3	$22,373	$205.1	$33,671

Total up-front	$183.4	$14,846	$122.7	$9,659
Total installment	96.9	7,527	82.4	24,012

Total	$280.3	$22,373	$205.1	$33,671

	Nine Months Ended September 30,
(Dollars in Millions)	2003		2002
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$428.9	$31,411	$258.1	$25,013
Installment	16.1	2,009	27.9	3,866

Total Public Finance	445.0	33,420	286.0	28,879

Structured Finance:
Up-front	67.1	5,158	26.7	2,243
Installment	172.4	33,337	139.5	27,985

Total Structured Finance	239.5	38,495	166.2	30,228

International Finance:
Up-front	72.5	2,306	22.7	1,008
Installment	106.6	11,576	75.3	13,092

Total International Finance	179.1	13,882	98.0	14,100

Total	$863.6	$85,797	$550.2	$73,207

Total up-front	$568.5	$38,875	$307.5	$28,264
Total installment	295.1	46,922	242.7	44,943

Total	$863.6	$85,797	$550.2	$73,207

Ceded Premiums Written. Ceded premiums written for the three and nine months ended September 30, 2003 were $17.5 million and $90.9 million, respectively, a decrease of 35% from $26.9 million in the three months ended September 30, 2002 and an increase of 28% from $71.1 million in the nine months ended September 30, 2002. Ambac’s reinsurance program is comprised of a surplus share treaty reinsurance program and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility to cede those transactions within a pre-defined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written as a percentage of gross premiums written were 6.2% and

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

10.5% for the three and nine months ended September 30, 2003, respectively, compared with 13.1% and 12.9% for the three and nine months ended September 30, 2002, respectively. The size of insured transactions can be large and management’s determination of risk retention on such deals impacts the total cede percentage. Accordingly, the reduction in ceded premiums written as a percentage of gross premiums written in the third quarter is primarily due to management’s decision to retain a greater participation in certain large transactions in the three months ended September 30, 2003 as well as $4.2 million received from a buyback of certain Public Finance reinsurance.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would be liable for such defaulted amounts. To minimize exposure to significant losses from reinsurers, Ambac (i) evaluates the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral at September 30, 2003 amounting to approximately $123.0 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	September 30, 2003	December 31, 2002
AAA	$17.9	$23.8
AA	15.0	20.4
A	7.9	—
Not rated	7.1	—

Total	$47.9	$44.2

On January 13, 2003, S&P lowered the financial strength rating of AXA Re Finance S.A. from AAA to BBB. The ratings were withdrawn at AXA Re Finance S.A. management’s request. This downgrade was attributable to AXA Re Finance S.A.’s decision to cease writing new financial guarantee business. During 2003, S&P lowered the financial strength rating of American Re-Insurance Company from AA- to A. The downgrade was because of the recent downgrade of American Re-Insurance Co.’s ultimate parent. The downgrades give Ambac the contractual right to terminate all reinsurance agreements with both AXA Re Finance S.A. and American Re-Insurance Company. Ambac is currently exploring whether or not to exercise this contractual right. When a reinsurer is downgraded, less capital credit is given to Ambac under rating agency models. The reduced capital credit has not and is not expected to have a material adverse effect on Ambac.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during the three and nine months ended September 30, 2003 were $171.6 million and $481.0 million, respectively, an increase of 32% from $129.7 million for the three months ended September 30, 2002 and an increase of 34% from $359.9 million for the nine months ended September 30, 2002. These increases were primarily the result of the larger Financial Guarantee book of business, higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”) and higher other credit enhancement fees earned from the structured credit derivatives business.

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
Financial Condition and Results of Operations (Continued)

nine months ended September 30, 2003 included $20.8 million and $54.0 million from refundings of previously insured issues. Net premiums earned during the three and nine months ended September 30, 2002 included $15.7 million and $34.2 million from refundings of previously insured issues. The current relatively low interest rate environment continues to prompt the high levels of refundings. When interest rates rise in the future, refundings should decline.

Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings) increased 30% from $106.7 million in the third quarter of 2002 to $138.9 million in the third quarter of 2003. Normal net premiums earned for the nine months ended September 30, 2003 were $392.4 million, an increase of 28% from $305.5 million in the nine months ended September 30, 2002. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended September 30, 2003 increased 22%, 34% and 38% for Public, Structured and International Finance, respectively, from the three months ended September 30, 2002. Normal net premiums earned during the nine months ended September 30, 2003 increased 18%, 30% and 45% for Public, Structured and International Finance, respectively, from the nine months ended September 30, 2002.

Other credit enhancement fees, which are primarily comprised of fees received from the structured credit derivatives product, during the three and nine months ended September 30, 2003 were $11.9 million and $34.6 million, respectively, an increase of 63% from $7.3 million in the three months ended September 30, 2002 and an increase of 71% from $20.2 million in the nine months ended September 30, 2002. The increases are due to the continued growth in the structured credit derivatives business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Public Finance	$47.4	$39.0	$134.8	$114.3
Structured Finance	59.6	44.6	165.5	127.7
International Finance	31.9	23.1	92.1	63.5

Total normal premiums earned	138.9	106.7	392.4	305.5
Refundings	20.8	15.7	54.0	34.2

Total net premiums earned	159.7	122.4	446.4	339.7
Other credit enhancement fees	11.9	7.3	34.6	20.2

Total net premiums earned and other credit enhancement fees	$171.6	$129.7	$481.0	$359.9

Net Investment Income. Net investment income for the three and nine months ended September 30, 2003 was $80.9 million and $237.4 million, an increase of 7% from $75.9 million in the three months ended September 30, 2002 and an increase of 7% from $222.0 million in the nine months ended September 30, 2002. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) a capital contribution from Ambac Financial Group, Inc. totaling approximately $75 million during the first quarter of 2003. The capital contribution is a result of Ambac Financial Group’s issuance of $200.0 million of debentures in February 2003. Net investment income in 2003 was negatively impacted by the low interest rate environment. Investments in tax-exempt securities amounted to 75% of the total fair value of the portfolio as of September 30, 2003, versus 69% at September 30, 2002.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The average pre-tax yield-to-maturity on the investment portfolio was 5.01% and 5.62% as of September 30, 2003 and 2002, respectively.

Net Realized Investment Gains. Net realized investment gains in the three and nine months ended September 30, 2003 were $7.0 million and $33.8 million, respectively, compared to net realized gains of $5.4 million and $8.4 million for the three and nine months ended September 30, 2002. The following table details amounts included in net realized investment gains:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net gains on securities sold	$6.5	$5.8	$26.4	$6.6
Foreign exchange gains on investments	0.5	(0.4)	7.4	1.8

Net securities gains	$7.0	$5.4	$33.8	$8.4

Net Mark-to-Market Losses on Credit Derivative Contracts. Net mark-to-market losses on credit derivative contracts for the three and nine months ended September 30, 2003 were $4.1 million and $6.2 million, respectively, compared to net mark-to-market losses of $6.9 million and $19.0 million in the three and nine months ended September 30, 2002. Change in net mark-to-market losses on structured credit derivatives are impacted by a number of factors. The primary factors impacting the net mark-to-market are credit spreads in the underlying obligations of the structure, credit events which erode subordination of the structure and observable pricing for the tranche that Ambac guarantees (replacement cost). The net mark-to-market loss in the third quarter of 2003 resulted primarily from one large transaction with spread widening due to credit deterioration and another with spread widening for which Ambac has a minor equity retention. Paid losses on structured credit derivatives in the three and nine months ended September 30, 2003 totaled $0.0 million and $1.2 million, respectively, compared to $2.5 million and $4.0 million for the three and nine months ended September 30, 2002, respectively.

Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses for the three and nine months ended September 30, 2003 were $15.9 million and $36.6 million, respectively, compared to $6.1 million and $17.7 million for the three and nine months ended September 30, 2002, respectively. Losses and loss adjustment expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business. Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation. The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made. The trustee reports payment defaults at or prior to the scheduled payment date. Subsequent claims would be paid if payment defaults continue and would be based on the originally scheduled interest and principal payment schedule.

The liability for losses and loss adjustment expenses consists of case basis credit and active credit reserves. Case basis credit reserves are established for losses on guaranteed

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

obligations that have already defaulted. These reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the originally scheduled debt service of the insured obligation). Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. Consistent with industry practice, we also establish and accrue an active credit reserve, which is separate from the case basis credit reserves noted above. We believe, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are inherent in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights. The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of each credit. Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period. Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for extensive ongoing review of every credit to which Ambac has exposure. At least monthly, Senior Finance and Credit Management meets with Surveillance to review the status of their work. During the monthly review, Senior Management determines the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at September 30, 2003 and December 31, 2002.

(Dollars in millions)	September 30, 2003	December 31, 2002
Net loss and loss adjustment expense reserves:
Case basis reserves *	$53.6	$49.0
Active credit reserves	130.8	118.6

Total	$184.4	$167.6

(*)	After netting reinsurance recoverable amounting to $3.0 million and $4.6 million at September 30, 2003 and December 31, 2002, respectively.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2003 and the year-ended December 31, 2002:

(Dollars in millions)	September 30, 2003	December 31, 2002
Beginning balance of net loss reserves	$167.6	$150.1
Additions to loss and loss adjustment expense reserves	36.6	26.7
Losses and loss adjustment expenses paid	(29.0)	(11.1)
Recoveries of losses from reinsurers	2.8	1.3
Recoveries of losses other	6.4	0.6

Ending balance of net loss reserves	$184.4	$167.6

At September 30, 2003 case basis credit reserves are sufficient to cover management’s estimate of losses through 2018 totaling $67.3 million for credits currently in default. Annual debt service payments on credits with case basis credit reserves, net of reinsurance and estimated recoveries, are estimated at $16.5 million, $22.8 million, $4.1 million, $3.7 million and $3.6 million for the remainder of 2003, 2004, 2005, 2006 and 2007, respectively. For Public Finance transactions, debt service is equal to the known scheduled principal and interest due on the insured obligations. For Structured Finance transactions that do not have defined payment schedules, debt service is estimated based on management’s judgment about the

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

timing and extent of deterioration in the underlying collateral pool. As these debt service amounts are estimates, there can be no assurance that the ultimate payments will not exceed such estimates.

Additions made to the case basis credit reserve for the nine months ended September 30, 2003 were $4.6 million. These additions to the case basis loss reserves during the nine months ended September 30, 2003 primarily related to three mortgage-backed securitizations. These three mortgage-backed securitizations have experienced credit deterioration and Ambac has paid net claims of approximately $16.5 million on these three securitizations during the nine months ended September 30, 2003. Remaining net par exposure on these three securitizations is approximately $684 million at September 30, 2003. The net claims paid and case basis credit reserve for the three mortgage securitizations are included in the Structured Finance market sector. The following tables provide details of net losses paid for the nine months ended September 30, 2003 and 2002 and case basis credit reserves at September 30, 2003 and December 31, 2002 by market sector:

(Dollars in millions)	September 30, 2003	September 30, 2002
Net losses paid:
Public Finance	$1.9	$2.9
Structured Finance	17.5	0.1
International Finance	0.3	—

Total	$19.7	$3.0

(Dollars in millions)	September 30, 2003	December 31, 2002
Net case basis credit reserves:
Public Finance	$22.3	$19.0
Structured Finance	27.5	26.1
International Finance	3.8	3.9

Total	$53.6	$49.0

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2003 were $23.8 million and $67.0 million, respectively, an increase of 29% from $18.5 million in the three months ended September 30, 2002 and an increase of 21% from $55.6 million in the nine months ended September 30, 2002. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. The increase reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff and the expensing of stock options, which began in 2003, partially offset by higher profit commission collected on the reinsured book of business. Underwriting and operating expenses deferred for the three and nine months ended September 30, 2003 were $19.8 million and $60.1 million, respectively, compared to $17.4 million and $51.3 million for the three and nine months ended September 30, 2002. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 2003 were $9.6 million and $28.2 million, respectively, compared to $8.2 million and $24.0 million for the three and nine months ended September 30, 2002, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, currency and total return swaps, funding conduits, investment advisory and cash management services, to municipalities and their authorities, school districts, health care organizations and asset-backed issuers.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Revenues. Financial Services net revenue is defined by management as gross interest income less gross interest expense from investment and payment agreements plus other revenue and realized and unrealized gains and losses. Net Financial Services revenues for the three and nine months ended September 30, 2003 were $20.2 million and $39.1 million, respectively, an increase of 35% from $15.0 million in the three months ended September 30, 2002 and down 10% from $43.3 million in revenues for the nine months ended September 30, 2002. The three primary activities within financial services are operations from our guaranteed investment contract, interest rate swap and cash management services.

Revenue from our interest rate swap product in the third quarter of 2003 increased $14.0 million and $1.6 million in the three and nine months ended September 30, 2003, respectively, from the three and nine months ended September 30, 2002. This product’s increase during the third quarter of 2003 was primarily a result of two factors. First, a large swap transaction that generated approximately $7.2 million. Second, a positive mark-to-market adjustment totaling $4.8 million. The mark-to-market adjustment was driven by the relationship between tax-exempt and taxable interest rates. This ratio trended down towards its historical average during the quarter, recouping a portion of the $12.0 million negative adjustment recorded in the second quarter of 2003. Net interest income from our guaranteed investment contract product declined $6.1 million and $7.4 million in the three and nine months ended September 30, 2003, respectively, from the three and nine months ended September 30, 2002. This product was adversely impacted by the continued decline in interest rates. The decline in interest rates results in lower income on cash held for liquidity purposes. Additionally, certain mortgage-backed investments tend to prepay causing the related proceeds to be reinvested at lower yields. Revenue from our cash management product in the third quarter of 2003 declined $0.4 million as compared to the third quarter of 2002. Revenue from the cash management product in the nine months ended September 30, 2003 declined $1.1 million from the nine months ended September 30, 2002.

Net realized investment (losses) gains were ($1.2) million and $3.8 million for the three and nine months ended September 30, 2003, respectively, compared to $1.4 million and $2.0 million for the three and nine months ended September 30, 2002, respectively. Losses and gains from investment securities are due to the normal operations of the guaranteed investment contract business, and shaping of the investment portfolio to maximize yield within our defined risk guidelines. Ambac does not maintain a trading portfolio.

Other Expenses. Other expenses for the three and nine months ended September 30, 2003 were $6.8 million and $19.2 million, respectively, up 26% from $5.4 million in the three months ended September 30, 2002 and up 19% from $16.2 million in the nine months ended September 30, 2002. The increase during the third quarter of 2003 was primarily due to higher deal related expenses in the derivative products area. The increase for the nine months ended September 30, 2003 was primarily due to a reversal of employee benefit accruals in the first quarter of 2002 and the addition of stock option expenses beginning in 2003.

Corporate Items

Interest Expense. Interest expense for the three and nine months ended September 30, 2003 was $13.8 million and $40.7 million, respectively, an increase of 28% from $10.8 million in the three months ended September 30, 2002 and an increase of 26% from $32.3 million in the

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

nine months ended September 30, 2002. The increase is primarily attributable to Ambac’s issuance of $200 million, 5.95% debt, due February 28, 2103, issued in February 2003 and the issuance of $175 million, 5.875%, due March 24, 2103, issued in March 2003. This was partially offset by the redemption at par of Ambac’s $200 million, 7.08% Debentures in April 2003. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and nine months ended September 30, 2003 were $1.9 million and $12.4 million, respectively, compared to $1.9 million and $5.4 million for the three and nine months ended September 30, 2002, respectively. The increase in the nine months ended September 30, 2003 is primarily attributable to a $6.5 million write-off of previously deferred issuance expenses related to the 1998 issuance of $200 million, 7.08% Debentures, that was redeemed at par at the end of April 2003.

Income Taxes. Income taxes for the three and nine months ended September 30, 2003 were at an effective rate of 26.2% and 25.5%, respectively, compared to 25.9% and 25.1% for the three and nine months ended September 30, 2002, respectively. The increase in the effective rate is primarily the result of the higher taxable profits stemming from the financial guarantee segment.

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

Adjusted Gross Premiums Written. Ambac defines adjusted gross premiums written as gross (direct and assumed) up-front premiums written plus the present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period. Adjusted gross premiums for the three and nine months ended September 30, 2003 were $282.5 million and $1,060.0 million, respectively, a decrease of 8% from $305.6 million in the three months ended September 30, 2002 and an increase of 33% from $794.2 million in the nine months ended September 30, 2002. For the three months ended September 30, 2003, adjusted gross premiums declined in International Finance, partially offset by growth in Public and Structured Finance. For the nine months of 2003, adjusted gross premium growth was achieved in all markets.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table reconciles adjusted gross premiums written to gross premiums written for the three and nine months ended September 30, 2003 and 2002:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Adjusted gross premiums written	$282.5	$305.6	$1,060.0	$794.2

Present value of estimated installment premiums written on insurance policies and structured credit derivatives issued in the period	(99.1)	(182.9)	(491.5)	(486.7)

Gross up-front premiums written	183.4	122.7	568.5	307.5

Gross installment premiums written on insurance policies	96.9	82.4	295.1	242.7

Gross premiums written	$280.3	$205.1	$863.6	$550.2

Public Finance adjusted gross premiums for the three and nine months ended September 30, 2003 were $159.4 million and $471.0 million, respectively, an increase of 26% from $126.8 million in the three months ended September 30, 2002 and an increase of 40% from $335.7 million in the nine months ended September 30, 2002. The increase is primarily the result of the continued high level of municipal issuance. Transactions guaranteed during the nine months of 2003 included strong writings in the health care, municipal lease and transportation sectors of the market.

Structured Finance adjusted gross premiums for the three and nine months ended September 30, 2003 were $95.0 million and $346.4 million, respectively, an increase of 11% from $85.6 million in the three months ended September 30, 2002 and an increase of 30% from $266.5 million in the nine months ended September 30, 2002. Increases in this market were driven by strong activity in the consumer and commercial asset-backed sectors, as well as the investor-owned utilities sector.

International Finance adjusted gross premiums for the three and nine months ended September 30, 2003 were $28.1 million and $242.6 million, respectively, a decrease of 70% from $93.2 million in the three months ended September 30, 2002 and an increase of 26% from $192.0 million in the nine months ended September 30, 2002. The International Finance segment continues to experience strong activity across several sectors, primarily Western Europe. Very few large international transactions were closed during the third quarter 2003.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table sets forth the amounts of adjusted gross premiums by type and percent of total for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in Millions)	2003	%	2002	%	2003	%	2002	%
Public Finance policies:
Up-front policies:
Up-front	$146.0	52	$107.8	35	$428.9	40	$258.0	32
Installment	13.4	4	19.0	6	42.1	4	77.7	10

Total Public Finance policies	159.4	56	126.8	41	471.0	44	335.7	42

Structured Finance policies:
Up-front	34.4	12	6.2	2	67.1	6	26.7	4
Installment	60.6	22	79.4	26	279.3	27	239.8	30

Total Structured Finance policies	95.0	34	85.6	28	346.4	33	266.5	34

International policies (1):
Up-front	3.0	1	8.7	3	72.5	7	22.8	3
Installment	25.1	9	84.5	28	170.1	16	169.2	21

Total International policies	28.1	10	93.2	31	242.6	23	192.0	24

Total adjusted gross premiums	$282.5	100	$305.6	100	$1,060.0	100	$794.2	100

Total up-front	$183.4	65	$122.7	40	$568.5	54	$307.5	39
Total installment	99.1	35	182.9	60	491.5	46	486.7	61

Total adjusted gross premiums	$282.5	100	$305.6	100	$1,060.0	100	$794.2	100

(1)	Adjusted gross premiums written include reinsurance assumed of $0.0 million and $0.9 million in the third quarter and nine months ended September 30, 2003, respectively and $17.6 million and $18.5 million in the third quarter and nine months ended September 30, 2002, respectively.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 2003, Ambac Assurance paid dividends of $67.2 million on its common stock to Ambac.

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

Credit Facilities. Ambac and Ambac Assurance have a revolving credit facility with eight major international banks for $300 million, which expires in July 2004 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of September 30, 2003 and December 31, 2002, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.00 billion.

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
Financial Condition and Results of Operations (Continued)

From time to time Ambac accesses the capital markets to support the growth of its businesses. In April 2003, Ambac filed Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, Ambac may issue up to $500 million of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock and debt securities of Ambac.

Stock Repurchase Program. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. During the nine months ended September 30, 2003, Ambac acquired approximately 416,000 shares for an aggregate amount of $25.2 million. Since inception of the Stock Repurchase Program, Ambac has acquired approximately 9,384,000 shares for an aggregate amount of $291.1 million.

Balance Sheet. Total assets as of September 30, 2003 were $16.34 billion, an increase of 6% from total assets of $15.36 billion at December 31, 2002. This increase was due primarily to cash generated from business written during the period and proceeds from debt issuance. As of September 30, 2003, stockholders’ equity was $4.09 billion, a 13% increase from year-end 2002 stockholders’ equity of $3.63 billion. The increase stemmed primarily from net income during the period.

Investments. Ambac has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we reduce the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of September 30, 2003 and December 31, 2002, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	September 30, 2003		December 31, 2002
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$662.8	$10.0	$146.1	$2.4
7 - 12 months	—	—	0.9	0.3
Greater than 12 months	6.5	0.5	26.9	1.9

	669.3	10.5	173.9	4.6

Corporate obligations in continuous unrealized loss for:
0 – 6 months	160.3	1.7	461.1	7.5
7 - 12 months	—	—	18.5	2.2
Greater than 12 months	98.5	6.9	106.7	18.1

	258.8	8.6	586.3	27.8

Foreign government obligations in continuous unrealized loss for:
0 – 6 months	41.8	0.3	1.6	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	41.8	0.3	1.6	—

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	68.7	0.9	15.9	0.3
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	68.7	0.9	15.9	0.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,136.7	13.2	576.8	3.2
7 - 12 months	294.8	2.4	11.7	0.1
Greater than 12 months	135.9	2.1	33.1	1.0

	1,567.4	17.7	621.6	4.3

Total	$2,606.0	$38.0	$1,399.3	$37.0

There were no impairment write-downs during the nine months ended September 30, 2003 and 2002. The net realized investment gains in the three and nine months ended September 30, 2003 and 2002 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2003 were as follows:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$5,412,941	$5,730,640
Corporate obligations	1,321,594	1,388,347
Foreign government obligations	136,542	150,468
U.S. government obligations	158,761	160,556
Mortgage and asset-backed securities (includes U.S. government agency obligations)	5,319,472	5,397,419
Short-term	164,852	164,852

	12,514,162	12,992,282

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	593,095	594,499

Total	$13,107,257	$13,586,781

The following table provides the ratings distribution of the Financial Guarantee investment portfolio at September 30, 2003 and December 31, 2002:

Rating (1)	September 30, 2003	December 31, 2002
AAA(2)	75%	73%
AA	15	16
A	6	7
BBB	2	1
Below investment grade	<1	1
Not Rated	1	2

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 15% of the Financial Guarantee investment portfolio as of September 30, 2003 and December 31, 2002. Also includes municipal bonds which have been advance refunded and defeased with U.S. Treasury and Agency obligations, but not necessarily re-rated by S&P and/or Moody’s. Ambac considers the credit quality of these bonds, which comprise 8% of the Financial Guarantee portfolio, to be AAA.

Approximately 96% and 98% of the mortgage and asset-backed securities in the Financial Guarantee portfolio is composed of securities issued by GNMA, FNMA, and FHLMC, as of September 30, 2003 and December 31, 2002, respectively.

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

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table provides the ratings distribution of the Financial Services investment portfolio at September 30, 2003 and December 31, 2002:

Rating (1)	September 30, 2003	December 31, 2002
AAA(2)	91%	88%
AA	1	2
A	5	6
BBB	3	3
Below investment grade	<1	1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 34% and 44% of the Financial Services investment portfolio as of September 30, 2003 and December 31, 2002, respectively.

Approximately 47% and 59% of the mortgage and asset-backed securities in the Financial Services portfolio is composed of securities issued by GNMA, FNMA, and FHLMC, as of September 30, 2003 and December 31, 2002, respectively.

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

As of September 30, 2003, there have been 12 individual transactions processed through the QSPEs, of which 8 remain. In each case, Ambac sells fixed income debt obligations issued by third parties to the QSPEs. Ambac receives cash consideration for all assets transferred to the QSPEs. Ambac surrenders control over the transferred debt obligations. There are no agreements that entitle or obligate Ambac to repurchase or redeem assets. The QSPEs are structured as bankruptcy remote entities. Ambac management believes that the assets transferred represent a true sale and the assets held by the QSPEs are beyond the reach of Ambac and its creditors, even in bankruptcy or other receivership. Legal counsel has concurred with management’s belief and has provided Ambac true sale and non-substantive consolidation opinions. The purchase by the QSPEs is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts may be used for hedging purposes

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

only. Derivative hedges are established at the time MTNs are issued to purchase debt obligations. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and the derivative contracts used. As of September 30, 2003, Ambac Assurance had financial guarantee insurance policies issued for all assets owned, MTNs issued and derivative contracts used by the QSPEs.

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

Cash Flows. Net cash provided by operating activities was $795.7 million and $482.0 million during the nine months ended September 30, 2003 and 2002, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash (used in) provided by financing activities was ($139.3) million and $673.4 million during the nine months ended September 30, 2003 and 2002, respectively. Financing activities for the nine months ended September 30, 2003 included ($306.4) million in net investment and payment agreement draws (net of investment and payment agreement issued). Financing activities for the nine months ended September 30, 2003 also included the proceeds from the issuance of debentures of $363.2 million. Financing activities for the nine months ended September 30, 2002 included $720.7 million in net investment and payments agreements issued (net of investment and payment agreement draws).

Net cash used in investing activities was $645.2 million during the nine months ended September 30, 2003, of which $5,862.0 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $4,830.9 million. For the nine months ended September 30, 2002, $1,199.7 million was used in investing activities, of which $4,599.8 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $3,112.2 million.

Total cash provided by (used in) operating, investing and financing activities was $11.2 million and $(44.2) million during the nine months ended September 30, 2003 and 2002, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac Credit Products structures its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Personnel in Ambac’s Structured Finance Surveillance group monitor credit spread risk. Additionally, management models the potential impact of credit spread changes on the value of its contracts.

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

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2003 and December 31, 2002 and for the periods ended September 30, 2003 and 2002.

(b) Reports on Form 8-K:

On October 17, 2003, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its October 16, 2003 press release containing unaudited financial information and accompanying discussion for the three and nine months ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: November 14, 2003	By:	/s/ Thomas J. Gandolfo
Thomas J. Gandolfo Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2003 and December 31, 2002 and for the periods ended September 30, 2003 and 2002.