Form 10-K/A
period 2002-12-31
AMBAC FINANCIAL GROUP INC
filed 2003-11-19
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

As of March 11, 2003, 106,069,280 shares of Common Stock, par value $0.01 per share, (net of 182,191 treasury shares) were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) is being filed to amend the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed on March 28, 2003 (the “Original Report on Form 10-K”), by correcting two printer’s typographical errors contained in the consolidated financial statements of Ambac Assurance Corporation which are filed as Exhibit 99.01 to the Original Report on Form 10-K.

Specifically, this amendment corrects the following printer’s typographical errors:

(i)	on page 3 of Exhibit 99.01 the printer mistakenly labeled the middle column 2002 (instead of 2001) and the left column 2001 (instead of 2002); and

(ii)	on page 4 of Exhibit 99.01 the printer mistakenly titled the Consolidated Cash Flow table as “Consolidated Statements of Stockholder’s Equity”.

This Amendment does not reflect events occurring after the filing of the Original Report on Form 10-K, and does not modify or update the disclosures therein in any way other than as described above.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: November 18, 2003	By: /S/ THOMAS J. GANDOLFO
Name: Thomas J. Gandolfo
Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

PHILLIP B. LASSITER* Phillip B. Lassiter	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 18, 2003

/S/ THOMAS J. GANDOLFO Thomas J. Gandolfo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 18, 2003

MICHAEL A. CALLEN* Michael A. Callen	Director	November 18, 2003

RENSO L. CAPORALI* Renso L. Caporali	Director	November 18, 2003

JILL M. CONSIDINE* Jill M. Considine	Director	November 18, 2003

RICHARD DULUDE* Richard Dulude	Director	November 18, 2003

ROBERT J. GENADER* Robert J. Genader	Director	November 18, 2003

W. GRANT GREGORY* W. Grant Gregory	Director	November 18, 2003

LAURA S. UNGER* Laura S. Unger	Director	November 18, 2003

•	Thomas J. Gandolfo, by signing his name hereto, does hereby sign this Amendment No. 1 to the Annual Report on Form 10-K/A on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and previously filed with the Securities and Exchange Commission.

By:	/S/ THOMAS J. GANDOLFO
Thomas J. Gandolfo
Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2002 and 2001.