Form 10-K
period 2003-12-31
AMBAC FINANCIAL GROUP INC
filed 2004-03-15
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission File Number 1-10777

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

None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2003 was $7,067,048,488 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $66.25). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 9, 2004, 108,092,315 shares of Common Stock, par value $0.01 per share, (net of 273,418 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant’s Proxy Statement dated March 25, 2004 in connection with the Annual Meeting of Stockholders scheduled to be held on May 4, 2004 are incorporated by reference into Part III hereof.

Part I

Item 1.	Business.

GENERAL

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group was incorporated on April 29, 1991. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits, principally to its clients which include municipalities and their authorities, school districts, health care organizations and asset-backed issuers. Information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

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

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement. See “Rating Agencies” section.

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, primarily provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation (generally a fixed income obligation). Upon a credit event, Ambac Credit Products is required to either (i) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation or (ii), make a payment equivalent to the difference between the par value and market value of the underlying obligation. Substantially all of Ambac’s structured credit derivative contracts are partially hedged with various financial institutions or structured with first loss protection. Structured credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See “Management’s Discussion and Analysis — Risk Management” in Ambac Financial Group’s 2003 Annual Report to Stockholders for more detail about structured credit derivatives.

Ambac Financial Group’s investment agreement business, conducted through its subsidiary, Ambac Capital Funding, Inc., provides investment agreements primarily to municipalities and their authorities, issuers of structured finance obligations and international issuers. Investment agreements issued by Ambac Capital Funding are insured by Ambac Assurance. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See “Investment Agreements” section.

Ambac Financial Group provides interest rate swaps through its subsidiary Ambac Financial Services, LLC, primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are only used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. See “Derivative Products” section.

As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters — Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Ambac Financial Group’s 2003 Annual Report to Stockholders.

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

Any or all of our forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac Financial Group’s actual results may vary materially, and there are no guarantees about the performance of Ambac Financial Group’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments and (7) other risks and uncertainties that have not been identified at this time. Ambac Financial Group is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac Financial Group’s reports to the SEC.

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

Financial guarantee insurance is a form of credit enhancement that benefits both the issuer and the investor. Issuers benefit because their insured securities are sold with the highest available credit rating, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, credit enhanced obligations receive greater market acceptance than obligations without credit enhancement. Investors benefit from greater marketability, secondary market price stability, active credit surveillance and protection from loss associated with issuer default.

Ambac Financial Group derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. Financial guarantee revenues were $1,033.6 million, $816.2 million and $672.0 million in 2003, 2002 and 2001, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market, and the international finance market. Total gross par guaranteed for the years ended December 31, 2003, 2002 and 2001 were $115.3 billion, $116.4 billion and $90.1 billion, respectively.

U. S. Public Finance Market

The U.S. public finance market includes taxable and tax-exempt bonds, notes and other evidences of indebtedness issued primarily by states, political subdivisions (e.g., cities, counties and towns), water, sewer, electric and other utility districts, airports, higher educational institutions, hospitals, transportation and housing authorities. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. More recently, the public finance market has expanded to include structured, project finance and asset-backed bond issues for infrastructure projects, sports stadiums, and other municipal purposes. This portion of the market is growing and has become a focus for Ambac Assurance in recent years. The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
1994	126.4	38.6	165.0	23.4	61.5	37.3
1995	126.1	33.9	160.0	21.1	68.5	42.8
1996	139.1	45.9	185.0	24.8	85.7	46.3
1997	160.3	60.2	220.5	27.3	107.5	48.8
1998	204.7	82.0	286.7	28.6	145.5	50.7
1999	189.1	38.3	227.4	16.8	105.3	46.3
2000	181.2	19.5	200.7	9.7	79.5	39.6
2001	223.2	63.4	286.6	22.1	132.5	46.2
2002	266.1	92.0	358.1	25.7	176.7	49.3
2003	289.6	93.6	383.2	24.4	189.5	49.5

Source:	Amounts, except for 2003, are estimated data reported by The Bond Buyer’s 2002 Yearbook. The 2003 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

The foregoing table illustrates the changes in the total volume and insured volume of new issues of public finance bonds over the past ten years. Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers new money requirements. Total volume in 2002 and 2003 were record issuances as a result of the low interest rate environment and considerable infrastructure finance needs. Insured volume, as a percentage of total volume (“insured penetration”), which had grown consistently from 1994 through 1998, declined during 1999 and 2000. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry. During 2001 through 2003, the insured penetration has increased, largely the result of budget deficits experienced by municipalities and the corresponding flight to quality by investors.

Ambac Assurance guaranteed gross par of $44.7 billion, $43.7 billion and $33.2 billion in 2003, 2002 and 2001, respectively, in the U.S. public finance market.

In the U.S. public finance market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the insured bonds.

Proposed new public finance bond issues are submitted to Ambac Assurance by issuers (or their investment bankers or financial advisors) to determine their suitability for financial insurance. Public finance bond issues are sold on either a competitive or a negotiated basis. With respect to competitive issues, an issuer will publish a notice of sale soliciting bids for the purchase of a proposed issue of bonds. Potential bidders on the bonds then form syndicates. These syndicates then solicit a determination from some or all of the financial guarantors whether an issue is suitable for financial guarantee and at what premium rate and on what terms. The syndicate then determines whether to bid on the issue with a financial guarantee (and if so, with which financial guarantor) or without a financial guarantee. The issuer then generally selects the syndicate with the lowest bid. In a negotiated offering, the issuer has already selected an investment bank and that investment bank solicits premium quotes and terms from the financial guarantors.

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

As of December 31, 2003 and 2002, net outstanding par exposure related to public finance bond transactions was $224.2 billion and $206.5 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

U.S. Structured Finance and Asset-backed Market

Financial guarantees of securities in the U.S. structured finance and asset-backed market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of financial or tangible assets. This pool of assets has an identifiable cash flow or market value and is generally held by a special purpose entity. Structured finance and asset-backed obligations insured by Ambac Assurance generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb the expected losses in these transactions.

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, auto loans, credit card debt, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations including structured credit derivatives. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses. A subordinated layer of losses is either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets generate cash flow in the form of interest that is in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction.

Structured finance also encompasses credit enhancement for asset-backed commercial paper conduits (“conduits”). Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, the conduits usually purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. The typical conduit structure provides Ambac with significant credit protection prior to a claim on Ambac’s insurance policy. A conduit requires program-wide credit enhancement as one of several elements needed to support the conduit’s credit rating for the structure, of which Ambac provides a senior portion.

Unlike the public finance market in which a substantial portion of the deals is bid competitively by the financial guarantors, the structured and asset-backed market is essentially a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure once having been awarded the business.

The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues and private placements. The increasing array of classes of assets securitized or guaranteed, and the recent rapid development of the market, makes estimating the size of the aggregate U.S. structured finance and asset-backed markets difficult. Two of the most developed sectors of this market are public asset-backed and mortgage-backed securities.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. The timing of the collection of structured finance and asset-backed premiums can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

Ambac Assurance insured gross par of $48.5 billion, $47.5 billion and $37.4 billion in 2003, 2002 and 2001, respectively, in the U.S. structured finance and asset-backed market.

As of December 31, 2003 and 2002, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $115.2 billion and $105.0 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

International Finance Market

Outside of the United States, structured and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international finance markets have contributed to this expansion. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. These privatization efforts are currently being initiated in other European countries, including Spain and Italy. In Europe, Australia, Japan and the emerging markets, there is growing interest in asset-backed securitization.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied due to the sophistication of the local capital markets and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance insures a wide array of obligations in the international finance markets including infrastructure finance, asset-backed and structured finance transactions, utilities, whole company securitizations (i.e. securitizations of substantially all of the operating assets of corporate credits typically engaged in the provision of utility services or infrastructure) and other obligations in selected international finance markets.

Ambac Assurance’s strategy in the international finance markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by U.S. Dollar cash flows generated from exports or payment remittances) and pooled debt obligations.

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

Ambac Assurance guaranteed gross par of $22.1 billion, $25.2 billion and $19.5 billion in 2003, 2002 and 2001, respectively, in the international finance market. Premiums for international finance policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of international finance premiums varies among individual transactions; some being collected in a single payment at policy inception date, and others being collected periodically (i.e., monthly, quarterly or annually).

As of December 31, 2003 and 2002, net outstanding par exposure related to international finance transactions was $86.4 billion and $67.7 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

Underwriting and Surveillance

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur from time to time and it is Ambac Assurance’s policy to provide for loss reserves that are adequate to cover potential losses. See “Losses and Reserves” section for additional discussion.

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

Members of Ambac Assurance’s underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and an underwriting officer. The number of additional approvals required for a particular credit depends in part on Ambac Assurance’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. Ambac Assurance has three established credit committees comprised of senior credit officers, credit and market risk managers and attorneys. All Structured and International Finance credits and large, complex or new types of Public Finance credits, recommended by the underwriting group, must be formally presented to the credit committee for approval. For certain well-known Public Finance issues, the primary analyst’s recommendation must be approved by a concurring analyst and underwriting officer and need not be formally presented to the credit committee for approval.

Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

Public Finance Underwriting:

In addition to general underwriting standards, each asset class, and bond type within each asset class, has more specific underwriting criteria. For example, the critical risk factors for public finance credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond’s maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

Underwriting criteria that are applied for each bond type reflect the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

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

Structured and asset-backed securities are usually designed to protect the investors, and therefore the guarantor, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to the special purpose entity. Other issues include whether the sale of the assets by the originator to the issuer would be respected in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or required to delay the remittance to investors of any cash collections held by it or received by it after the time it becomes subject to bankruptcy or insolvency proceedings.

Within the mortgage-backed and home equity loan market, Ambac Assurance seeks to work with higher quality, well-capitalized issuers. The issuers typically originate or purchase residential mortgages, home equity loans or home equity lines of credit, which are in turn sold by the issuers in the form of asset-backed securities. In considering whether to guarantee these securities, Ambac Assurance analyzes the quality of the underlying assets, the structure of the securitization, the experience and financial strength of the servicer of the underlying assets and the credit quality of the issuer.

The following table presents the top five servicers by net par outstanding, for the consumer asset-backed exposures, are as follows:

Servicer ($ in Millions)	Net par outstanding
Homecomings Financial Network	$21,433
HomeLoan Management Ltd.	4,109
Fairbanks Capital Corporation	3,923
Nelnet	3,200
GMAC Mortgage Corporation	3,173

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

Geographically, the markets receiving Ambac Assurance’s primary international focus have been the United Kingdom, Australia, Japan, Italy, Germany and certain parts of Latin America. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled debt obligations, asset-backed securities, special revenue and infrastructure obligations. Management believes that risk associated with its international book of business is similar in risk type to its domestic structured finance book of business and, in fact, international transactions may include components of domestic exposure.

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

Surveillance and Remediation:

Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classifications, ratings and review periods. Surveillance groups and other credit professionals review the financial guarantee portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. The separate underwriting groups are also responsible for portfolio analysis which entails a broader examination of trends in specific asset classes and bond types.

Surveillance of the credit quality of underlying reference obligations in the structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market’s perception of an issuer’s credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

Those issues that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team. Relevant information, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also monitor the credits underlying Ambac Assurance’s financial guarantees in force and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Portfolio Risk Management Committee:

Ambac Financial Group has a Portfolio Risk Management Committee (“PRMC”) which has established various procedures and controls to monitor and manage credit risk. The PRMC consists of senior risk management professionals and senior management of Ambac Financial Group. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2003 was 11 years. The 11 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2003, the total net par amount of guaranteed bonds outstanding was $425.8 billion.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2003.

Guaranteed Portfolio by Bond Type

as of December 31, 2003

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
U.S. Public Finance:
Lease and tax-backed revenue	$66,331	16%
General obligation	44,350	11
Utility revenue	33,598	8
Health care revenue	22,120	5
Transportation revenue	18,244	4
Higher education	15,778	4
Housing revenue	9,014	2
Student loans	8,905	2
Other	5,879	1

Total U.S. Public Finance	224,219	53

U.S. Structured Finance:
Mortgage-backed and home equity	50,819	12
Asset-backed and conduits	27,126	6
Investor-owned utilities	14,480	3
Pooled debt obligations (1)	11,492	3
Other	11,302	3

Total U.S. Structured Finance	115,219	27

Total Domestic	339,438	80

International Finance (2):
Pooled debt obligations (1)	54,439	13
Asset-backed and conduits	12,503	3
Mortgage-backed and home equity	7,557	2
Investor-owned and public utilities	4,677	1
Transportation revenue	3,698	1
Sovereign/sub-sovereign	2,353	0
Other	1,189	0

Total International Finance	86,416	20

Grand Total	$425,854	100%

(1)	Pooled debt obligations include $48,825 of structured credit derivatives at December 31, 2003.

(2)	International Finance transactions includes components of domestic exposure.

The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type (1)

Bond Type	2003	2002	2001
U.S. Public Finance:
Lease and tax-backed revenue	12%	12%	12%
General obligation	8	6	6
Utility revenue	5	6	4
Transportation revenue	5	4	4
Health care revenue	4	2	4
Higher education	3	3	3
Housing revenue	1	2	1
Student loans	1	1	1
Other	—	1	1

Total U.S. Public Finance	39	37	36

U.S. Structured Finance:
Mortgage-backed and home equity	21	22	20
Asset-backed and conduits	10	10	11
Pooled debt obligations	4	3	4
Investor-owned utilities	2	3	3
Other	5	3	4

Total U.S. Structured Finance	42	41	42

Total Domestic	81	78	78

International Finance:
Pooled debt obligations	6	14	12
Asset-backed and conduits	5	4	4
Mortgage-backed and home equity	5	3	2
Investor-owned and public utilities	1	1	2
Transportation revenue	2	—	—
Other	—	—	2

Total International Finance	19	22	22

Grand Total	100%	100%	100%

(1)	Stated as a percentage of total gross par amounts guaranteed during such year.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market as of December 31, 2003 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million. However, U.S. structured finance and international finance transactions have an emphasis on larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2003, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2003

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
			($ In Millions)
Less than $10 million	8,234	55%	$28,755	7%
$10-25 million	2,957	20	37,278	9
$25-50 million	1,491	10	42,199	10
Greater than $50 million	2,245	15	317,622	74

	14,927	100%	$425,854	100%

Geographic Area

Ambac Assurance is licensed to write business in the U.S. and abroad. As of December 31, 2003, the ten largest U.S. states, as measured by net par amount outstanding, accounted for approximately 36% of Ambac Assurance’s total net par amount outstanding. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2003.

Guaranteed Portfolio by Geographic Area as of December 31, 2003

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Domestic:
California	$40,669	10%
New York	24,716	6
Florida	17,387	4
Pennsylvania	13,972	3
Texas	13,188	3
Illinois	11,014	3
New Jersey	10,717	3
Ohio	7,736	2
Massachusetts	7,715	2
Michigan	6,326	1
Mortgage and asset-backed	78,406	18
Other states	107,592	25

Total Domestic	339,438	80

International:
United Kingdom	17,990	4
Germany	11,617	3
Japan	6,058	1
Australia	3,620	1
Italy	1,633	—
Internationally diversified	38,243	9
Other international	7,255	2

Total International	86,416	20

Grand Total	$425,854	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes pooled debt obligations which includes components of domestic exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2003:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts In Millions)
U.S. Dollars	367,914	$367,914
Euros	29,294	36,776
British Pounds	7,536	13,423
Japanese Yen	438,962	4,087
Australian Dollars	4,176	3,136
Other		518

Total		$425,854

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. The highest single insured risk represented less than 1.0% of aggregate net par amount insured. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See “Insurance Regulatory Matters” and “Rating Agencies,” sections.

Underlying Ratings

The following table sets forth Ambac Assurance’s financial guarantee portfolio by underlying rating prior to being guaranteed by Ambac Assurance, as of December 31, 2003:

Insured Portfolio by Underlying Rating (1)

as of December 31, 2003

Rating	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In millions)
AAA	$41,427	10%
AA	95,702	22
A	199,300	47
BBB	84,681	20
Below investment grade	4,744	1

	$425,854	100%

(1)	Ratings represent Ambac Assurance internal ratings.

Losses and Reserves

Although there have been certain defaults in bond issues of substantial amounts, the incidence of default on public finance and investment grade structured finance bonds has historically been infrequent. The relatively low incidence of bond defaults is the result of many factors, including the high quality of issuers, the essentiality of the financed projects, strong cash flow and legal structures. However, an increased level of defaults in the future may be caused by presently unforeseen economic and other factors.

Ambac Assurance’s policy is to provide for loss and loss adjustment expense reserves that are adequate to cover losses inherent in the portfolio, as well as losses that may arise from guaranteed obligations that have already defaulted. The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based upon management’s review of each credit. As of December 31, 2003, Ambac Assurance’s active credit reserve was $132.2 million. When a monetary default occurs with respect to a particular guaranteed obligation, a case basis credit reserve is established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and the estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. In estimating the losses on monetary defaults, Ambac Assurance makes its assessment based on the full term of the guaranteed obligation. All or part of the case basis credit reserve may be allocated from the available active credit reserve. Ambac Assurance’s net case basis credit reserves (net of reinsurance and expected recoveries) totaled $54.7 million at December 31, 2003.

The most recent three-year history of Ambac Assurance’s loss reserves, and losses and loss expenses incurred and paid, is detailed in the table below:

Reserve for Losses and Loss Expenses

	Years Ended December 31,
	2003	2002	2001
($ In Thousands)
Reserve for losses and loss expenses at January 1,	$172,137	$151,114	$132,365
Less: reinsurance recoverable	4,600	1,021	1,011

Net reserve for losses and loss expenses at January 1,	167,537	150,093	131,354
Net provision for losses	53,400	26,700	20,000
Losses and loss expenses paid (net of recoveries received)	(34,058)	(9,256)	(1,261)

Net reserve for losses and loss expenses at December 31,	186,879	167,537	150,093
Plus: reinsurance recoverable	2,535	4,600	1,021

Reserve for losses and loss expenses at December 31,	$189,414	$172,137	$151,114

Management of Ambac Assurance believes that the reserves for losses and loss expenses are adequate to cover the ultimate net costs of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 6 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Competition

The financial guarantee business is highly competitive. Ambac Assurance’s principal competitors in the market for financial guarantees are three other triple-A rated monoline insurance companies, Financial Guaranty Insurance Company (“FGIC”), Financial Security Assurance Inc. (“FSA Guarantee”) and MBIA Insurance Corporation (“MBIA”). XL Capital Assurance, Inc. (“XL”) is also a triple-A rated insurance company, and while generally not a strong competitor in the broad market, it has been strong in certain sectors of the market. In addition, banks, smaller and lower rated financial guarantee insurance companies, multiline insurers and reinsurers represent additional participants in the market. The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors. Financial guarantee insurance also competes domestically and internationally with other forms of credit enhancement, including letters of credit.

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain financial strength ratings by the rating agencies. In addition, under the New York law, a monoline financial guaranty insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million. Additionally, to effectively compete, a new entrant would need triple-A ratings from Moody’s and Standard & Poor’s. To receive the triple-A ratings, rating agencies would likely require paid-in capital in an amount significantly higher than the regulatory minimums discussed above.

Reinsurance

State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements and single risk limits on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be assumed. Companies can use reinsurance to diversify risk, increase underwriting capacity, reduce additional capital needs, stabilize shareholder returns and strengthen financial ratios. See “Insurance Regulatory Matters,” section.

Ambac Assurance has facultative and treaty reinsurance agreements with reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s current reinsurance program includes a surplus share treaty that allows Ambac Assurance to secure reinsurance on large domestic and international transactions. Additionally, Ambac Assurance utilizes facultative reinsurance when needed. A ceding commission is withheld by Ambac Assurance to defray its underwriting and operating expenses. The largest reinsurer accounts for 2% of gross par outstanding at December 31, 2003. See Note 12 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2003:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2003

Bond Type	Ceded Par Amount Outstanding	% of Total Gross Par Amount Outstanding
($ In Millions)
U.S. Public Finance:
Lease and tax-backed revenue	$6,369	1.3%
General obligation	2,126	0.4
Utility revenue	3,325	0.7
Health care revenue	5,730	1.2
Transportation revenue	3,470	0.7
Higher education	1,236	0.3
Housing revenue	449	0.1
Student loans	565	0.1
Other	273	0.1

Total U.S. Public Finance	23,543	5.0

U.S. Structured Finance:
Mortgage-backed and home equity	3,722	0.8
Asset-backed and conduits	4,043	0.9
Investor-owned utilities	3,720	0.8
Pooled debt obligations (1)	609	0.1
Other	1,565	0.3

Total U.S. Structured Finance	13,659	2.9

Total Domestic	37,202	7.8

International Finance:
Pooled debt obligations (1)	1,558	0.3
Asset-backed and conduits	4,048	0.9
Mortgage-backed and home equity	736	0.2
Investor-owned and public utilities	3,214	0.7
Transportation revenue	1,135	0.2
Sovereign/sub-sovereign	1,039	0.2
Other	636	0.1

Total International Finance	12,366	2.6

Grand Total	$49,568	10.4%

(1)	Pooled debt obligations includes structured credit derivatives.

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) has collateral provisions in certain reinsurance contracts, and (iii) has certain termination triggers that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance’s current primary reinsurers are Ace Guaranty Corporation, American Re-Insurance Company, AXA Re Finance, Radian Reinsurance Inc., Sompo Japan, Ram Reinsurance Company, Ltd. and MBIA. See financial strength ratings located under the Ceded Premiums Written section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Rating Agencies

Moody’s, S&P, Fitch and R&I periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies’ reviews focus on the guarantor’s underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies have access to all insured obligations and frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance’s triple-A ratings. Ambac Assurance’s ratings have been periodically affirmed by each of the rating agencies and have never been revised downward or put on review for a possible downgrade. Moody’s, S&P, Fitch and R&I’s ratings were last reaffirmed in 2003. A rating by Moody’s, S&P, Fitch or R&I, however, is not a “market rating” or a recommendation to buy, hold or sell any security. Ambac Assurance’s ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be adversely affected in a material way by any reduction in its ratings.

Insurance Regulatory Matters

General Law

Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length. Ambac Assurance is required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and if required, each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance’s accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the “Wisconsin Commissioner”) and other state insurance regulatory authorities. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Ambac UK, Ambac Assurance’s wholly owned subsidiary, is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer insurance services into thirteen other European countries. Ambac UK is subject to regulation by the Financial Services Authority (“FSA”) in the conduct of its insurance business. Under FSA regulations, Ambac UK is subject to certain requirements and limits, including risk assessments and the maintenance of a minimum margin of solvency. The FSA monitors each regulated insurance company through site visits and required annual financial filings. The FSA requires approval of related party transactions and requires that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length.

Ambac Financial Group believes that Ambac Assurance and Ambac UK are in material compliance with all applicable insurance laws and regulations.

Insurance Holding Company Laws

Under the Wisconsin insurance holding company laws, any acquisition of control of Ambac Financial Group and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, Ambac Financial Group believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac Financial Group would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws. As of December 31, 2003, there were no holders of 10% or more of Ambac Financial Group’s common stock.

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

During 2003, 2002 and 2001, Ambac Assurance paid to Ambac Financial Group, Inc. cash dividends on its common stock totaling $89.6 million, $78.0 million and $68.0 million, respectively. See Note 9 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Statutory Contingency Reserve

Ambac Assurance is required to establish a mandatory contingency reserve in accordance with the NAIC Accounting Practices and Procedures manual (“NAIC SAP”) and the Wisconsin Administrative Code. Under NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed depending on the category of obligation insured. However, under the Wisconsin Administrative Code, a municipal bond insurer is required to establish a contingency reserve consisting of 50% of earned premiums on policies of municipal bond insurance. The only exemption is when another jurisdiction in which the insurer is licensed requires a larger contingency reserve than required by the Wisconsin Administrative Code. Ambac Assurance calculates contributions using both methodologies and records the higher contribution amount. Contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Under NAIC SAP, contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor’s outstanding guaranteed obligations, with notice to or approval by the insurance commissioner.

New York Financial Guarantee Insurance Law

New York’s comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. Financial guarantors are also required to maintain case basis credit loss and loss expense reserves and unearned premium reserves on a basis established by the regulations.

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2003 and 2002, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as outstanding principal and interest of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2003 and 2002, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve. As of December 31, 2003 and 2002, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

Ambac Financial Group’s Financial Services segment provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits to municipalities and their authorities, health care organizations and asset-backed issuers.

Financial services revenues are primarily derived from: (i) gross investment income; (ii) net swap revenues; and (iii) net realized gains and losses on sales of securities. Total revenues were $231.4 million, $137.4 million and $271.1 million in 2003, 2002 and 2001, respectively.

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

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See “Management’s Discussion and Analysis — Risk Management” in Ambac Financial Group’s 2003 Annual Report to Stockholders. Ambac Capital Funding is managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedule of the investment agreement liabilities in order to minimize market and liquidity risk.

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

The following table sets forth the net payments due under Ambac Capital Funding’s settled investment agreements in each of the next five years ending December 31 and the period thereafter, based on expected call dates:

Investment Agreements Obligations

($ In Thousands)	Principal Amount (1)
2004	$1,513,916
2005	634,696
2006	711,853
2007	681,737
2008	705,402
All later years	1,773,617

$6,021,221

(1)	As of December 31, 2003, the interest rates on these agreements ranged from 1.07% to 8.08%.

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

Derivative Products

Ambac Financial Services provides interest rate swaps and other derivative products primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Services generally hedges its transactions to mitigate sensitivity to overall interest rates. On interest rate swaps for municipalities, Ambac Financial Services is subject to the risk of changes in the relationship between tax-exempt and taxable interest rates, referred to as “basis risk.” If actual or projected tax-exempt interest rates change in relation to taxable rates, Ambac Financial Services may experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac Financial Group against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria.

Ambac Financial Services and Ambac Capital Services are both wholly-owned subsidiaries of Ambac Assurance.

Ambac Financial Services and Ambac Capital Services manage a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Management’s Discussion and Analysis - Risk Management” in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Investments and Investment Policy

As of December 31, 2003, the consolidated investments of Ambac Financial Group had an aggregate fair value of approximately $13.8 billion and an aggregate amortized cost of approximately $13.3 billion. These investments are managed internally by officers of Ambac Financial Group, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by each subsidiary’s Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Ambac Financial Group has designated all investments as “available-for-sale” and reports them at fair value. Unrealized gains and losses considered temporary are excluded from earnings and reported as a component of “Accumulated Other Comprehensive Income”, in stockholders’ equity, net of tax. Unrealized losses that are considered other than temporary are recorded as a write down of the asset and are included in net income.

As of December 31, 2003, Ambac Assurance’s investment portfolio had an aggregate fair value of approximately $7.6 billion and an aggregate amortized cost of approximately $7.2 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance’s desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters - General Law,” section.

As of December 31, 2003, the investment agreement business investment portfolio had an aggregate fair value of approximately $6.1 billion and an aggregate amortized cost of approximately $6.0 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see “Investment Agreements,” section.

The following tables provide certain information concerning the investments of Ambac Financial Group:

Investments by Rating (1)

as of December 31, 2003

Rating	% of Investment Portfolio
AAA (2)	83%
AA	9
A	5
BBB	2
Below investment grade	<1
Not Rated	<1

100%

(1)	Ratings represent S&P classifications. If unavailable, Moody’s rating is used.

(2)	Includes U.S. Treasury and GNMA, FNMA and FHLMC obligations, which comprised approximately 23% of the total investment portfolio.

Summary of Investments

As of December 31,

	2003		2002		2001
Investment Category	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)
($ In Thousands)
Long-term investments:
Taxable bonds	$7,966,191	5.07%	$7,424,907	5.33%	$6,471,468	5.50%
Tax-exempt bonds	5,555,299	5.00	4,716,288	5.19	3,399,217	5.47

Total long-term investments	13,521,490	5.04	12,141,195	5.28	9,870,685	5.49
Short-term investments (3):	250,382	1.05	395,761	1.28	415,002	2.25

Total	$13,771,872	4.97%	$12,536,956	5.14%	$10,285,687	5.35%

(1)	Yields presented include assets held in the Investment Agreement Business portfolio.

(2)	Yields are stated on a pre-tax basis, based on average amortized cost.

(3)	Includes taxable and tax-exempt investments.

Investments by Security Type

As of December 31,

	2003		2002		2001
Investment Category	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)	Carrying Value	Weighted Average Yield (1) (2)
($ In Thousands)
Municipal obligations (3)	$5,734,046	5.05%	$4,887,902	5.24%	$3,684,798	5.56%
Corporate securities	1,086,231	5.84	1,569,314	5.46	1,330,589	6.66
Foreign government obligations	177,179	5.54	120,600	4.93	96,600	4.68
U.S. government obligations	102,212	4.16	108,193	4.27	78,254	5.65
Mortgage and asset-backed securities (4) (5)	6,421,822	4.91	5,455,186	5.28	4,680,444	5.10

Total long-term investments	13,521,490	5.04	12,141,195	5.28	9,870,685	5.49
Short-term investments (3)	250,382	1.05	395,761	1.28	415,002	2.25

Total	$13,771,872	4.97%	$12,536,956	5.14%	$10,285,687	5.35%

(1)	Yields presented include assets held in the Investment Agreement Business portfolio.

(2)	Yields are stated on a pre-tax basis, based on average amortized cost.

(3)	Includes taxable and tax-exempt investments.

(4)	The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying collateral may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

(5)	Includes U.S. Treasury and GNMA, FNMA and FHLMC obligations, which comprised approximately 23% of the total investment portfolio.

Distribution of Investments by Maturity

as of December 31, 2003

Maturity	Amortized Cost	Estimated Fair Value
($ In Thousands)
Due in one year or less (1)	$333,608	$335,210
Due after one year through five years	420,761	453,612
Due after five years through ten years	1,167,096	1,233,538
Due after ten years	5,020,884	5,327,690

	6,942,349	7,350,050
Mortgage and asset-backed securities (2)	6,373,326	6,421,822

Total	$13,315,675	$13,771,872

(1)	Includes securities with a fair value of $84.8 million, which are classified as long-term investments in the tables above but which mature within one year.

(2)	The actual maturity dates of mortgage and asset-backed securities are uncertain because the underlying collateral may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

For further discussion, see Note 2 and 3 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2003 Annual Report to Stockholders.

Employees

As of December 31, 2003, Ambac Financial Group and its subsidiaries had 407 employees. None of the employees are covered by collective bargaining agreements. Ambac Financial Group considers its employee relations to be satisfactory.

Corporate Governance

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to the company’s disclosure control and procedures and internal control over financial reporting.

During the third quarter of 2002, Ambac Financial Group created a Disclosure Committee that has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac Financial Group in connection with its external disclosures. Ambac Financial Group has a Code of Business Conduct that expresses the values that drive employee behavior and maintains Ambac Financial Group’s commitment to the highest standards of conduct. This code can be found on Ambac Financial Group’s website at www.ambac.com by clicking on the “Investor Relations” page followed by “Corporate Governance”. Ambac Financial Group’s corporate governance guideline and the charters for the audit committee, governance committee and compensation committee are available free of charge on our website under the “Corporate Governance” page.

Item 2.	Properties.

The principal executive offices of Ambac Financial Group are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

Ambac Assurance, Ambac Capital Funding, Ambac Financial Services and Ambac Capital Services maintain their principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires on September 30, 2019. Ambac Assurance maintains other locations at Otemachi Financial Center 17th Floor, 5-4, Otemachi 1-chome, Chiyoda-ku, Tokyo 100-0004, Japan and at ABN AMRO Tower, L31, 88 Phillip Street, Sydney 2000 NSW, Australia. Both locations consist of approximately 1,000 square feet of office space.

Ambac UK maintains its principal offices at Hasilwood House, 60 Bishopsgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006.

In connection with its sale of Cadre Financial Services, Inc., Ambac Financial Group retained the office building at 905 Marconi Avenue, Ronkonkoma, New York 11779. It currently rents the office space to PFM Asset Management, LLC. The office building consists of approximately 15,000 square feet of office space and storage.

Item 3.	Legal Proceedings.

There are no material lawsuits pending, or to the knowledge of Ambac Financial Group threatened, to which Ambac Financial Group or any of its majority-owned subsidiaries is a party.

Item 4.	Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Information relating to the principal market on which Ambac Financial Group’s Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on the inside back cover of Ambac Financial Group’s 2003 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions.” As of March 9, 2004, there were 80 stockholders of record of Ambac Financial Group’s Common Stock, which is listed on the New York Stock Exchange.

Item 6.	Selected Financial Data.

Selected financial data for Ambac Financial Group and its subsidiaries for each of the last ten fiscal years is set forth under the captions “10-Year Performance” and “Financial Highlights” on pages 8 and 9 and pages 10 and 11 respectively, of Ambac Financial Group’s 2003 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 44 through 69 of such Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 23 through 42 of Ambac Financial Group’s 2003 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 44 through 69 of such Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 40 to 42 of Ambac Financial Group’s 2003 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 44 to 69 of such Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The 2003 Consolidated Financial Statements, together with the Notes thereto and the Independent Auditors’ Report thereon, are set forth on pages 43 through 69 of Ambac Financial Group’s 2003 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

Information relating to Ambac Financial Group’s directors and executive officers is set forth on pages 8, 14,17 to 19, and 35 to 37 of Ambac Financial Group’s 2004 Proxy Statement and such information is incorporated herein by reference.

Item 11.	Executive Compensation.

Information relating to compensation of Ambac Financial Group’s directors and executive officers is set forth on pages 12 to 13 and on pages 20 to 28 of Ambac Financial Group’s 2004 Proxy Statement and such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners and management is set forth on pages 6 to 8 of Ambac Financial Group’s 2004 Proxy Statement and such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

Information relating to principal accountant fees and services is set forth on page 45 of Ambac Financial Group’s 2004 Proxy Statement and such information is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The following consolidated financial statements included in the 2003 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Independent Auditors’ Report			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	By-laws of Ambac Financial Group, Inc., as amended through January 27, 2004.

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between the Ambac Financial Group, Inc. and The Chase Manhattan Bank (National Association), Trustee. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and the Chase Manhattan Bank as trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group, Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 27, 1996 and incorporated herein by reference.)

4.05	Amendment to the Rights Agreement dated as of May 16, 2003 by and between Ambac Financial Group, Inc. and Citibank, N.A., as Rights Agent. (Filed as Exhibit 2 to Amendment No.1 of Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated May 21, 2003 and incorporated herein by Reference.)

4.06	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.07	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.08	Form of 7.00% Debenture due October 17, 2051. (Filed as Exhibit 1 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated October 26, 2001 and incorporated herein by reference.)

4.09	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.10	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.11	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and JP Morgan Chase Bank, as trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

10.01*	Second Amended and Restated Employment Agreement dated as of December 2, 1997, between Ambac Financial Group, Inc. and Phillip B. Lassiter. (Filed as Exhibit 10.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.02*+	Employment Agreement dated as of January 27, 2004 by and between Ambac Financial Group, Inc. and Robert J. Genader.

10.03*	Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to Ambac Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.04*+	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of May 6, 2003.

10.05*	Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as Exhibit 10.09 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.06*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through December 12, 2000.) (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.07*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000. (Filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.)

+	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.08*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.09*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

10.10*	Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.11*	The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.12*	Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.13*	Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’ Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.14*	Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.15*	Supplemental Pension Agreement between Ambac Financial Group, Inc. and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.16*	Supplemental Pension Agreement between Ambac Financial Group and David L. Boyle dated April 30, 1997. (Filed as Exhibit 10.25 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.17*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.18*	Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.19	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.20	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.21	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.22	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.23	Conformed Copy of U.S. $300,000,000 Revolving Credit Agreement, dated as of August 1, 2002 (the “BNS Credit Agreement”) among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, the banks, financial institutions and other institutional lenders as are or may become parties hereto, as the Lenders, The Bank of New York as the Syndication Agent and the Bank of Nova Scotia, as the Administrative Agent. (Filed as Exhibit 10.31 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference.)

10.24	Amendment No.1 to Revolving Credit Agreement dated as of July 30, 2003 among Ambac Financial Group, Inc. and Ambac Assurance as the Borrowers, the banks, financial institutions and other institutional lenders are or may become parties hereto, as the Lenders. The Bank of New York, as the Syndication Agent, and the Bank of Nova Scotia, as Administrative Agent for the Lenders. (Filed as Exhibit 10.31 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2003 and incorporated herein by reference.)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.25	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.26	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.27	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.28	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.29	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.30	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.31	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.32	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

12.01+	Statement re computation of ratios.

13.01+	Certain portions of Ambac Financial Group, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2003. (Pages 8-11, pages 23-69 and the inside back cover.)

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

24.01+	Power of Attorney from Robert J. Genader.

24.02+	Power of Attorney from Michael A. Callen.

24.03+	Power of Attorney from Renso L. Caporali.

24.04+	Power of Attorney from Jill M. Considine.

24.05+	Power of Attorney from Richard Dulude.

24.06+	Power of Attorney from Thomas J. Gandolfo.

24.07+	Power of Attorney from W. Grant Gregory.

24.08+	Power of Attorney from Phillip B. Lassiter.

24.09+	Power of Attorney from Laura S. Unger.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2003 and 2002.

+	Filed herewith.

++	Furnished herewith.

(b)	Reports on Form 8-K:

On January 30, 2004, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its January 28, 2004 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2003 and the year ended December 31, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC. (Registrant)

Dated: March 15, 2004	By:	/s/ Thomas J. Gandolfo

	Name:	Thomas J. Gandolfo
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert J. Genader* Robert J. Genader	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ Thomas J. Gandolfo Thomas J. Gandolfo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

Michael A. Callen* Michael A. Callen	Director	March 15, 2004

Renso L. Caporali* Renso L. Caporali	Director	March 15, 2004

Jill M. Considine* Jill M. Considine	Director	March 15, 2004

Richard Dulude* Richard Dulude	Director	March 15, 2004

W. Grant Gregory* W. Grant Gregory	Director	March 15, 2004

Phillip B. Lassiter* Phillip B. Lassiter	Director	March 15, 2004

Laura S. Unger* Laura S. Unger	Director	March 15, 2004

*	Thomas J. Gandolfo, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ Thomas J. Gandolfo

Thomas J. Gandolfo Attorney-in-fact

INDEPENDENT AUDITORS’ REPORT ON SCHEDULES AND CONSENT

The Board of Directors

Ambac Financial Group, Inc.:

The audits referred to in our report dated February 27, 2004, included the related financial statement schedules as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003, included in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to the use of our reports incorporated by reference in the registration statement (Nos. 333-43695 and 333-57206) on Form S-3, and the registration statements (Nos. 33-47970, 33-63134, 33-47971, 33-44913 and 333-52449) on Form S-8 of Ambac Financial Group, Inc. Our report refers to changes, in 2003, in Ambac Financial Group, Inc.’s methods of accounting for variable interest entities and stock-based compensation.

/s/ KPMG LLP

KPMG LLP

New York, New York

March 15, 2004

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2003

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$101,103	$102,212	$102,212
Municipal obligations	5,404,013	5,734,046	5,734,046
Mortgage- and asset-backed securities (1)	6,373,326	6,421,822	6,421,822
Corporate obligations	1,029,950	1,086,231	1,086,231
Foreign government obligations	156,901	177,179	177,179
Short-term	250,382	250,382	250,382

Total	$13,315,675	$13,771,872	$13,771,872

(1)	Includes U.S. Treasury and GNMA, FNMA and FHLMC obligations, which comprise approximately 23% of the total investment portfolio.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2003 and 2002

(Dollar Amounts in Thousands Except Share Data)

	2003	2002
ASSETS
Assets:
Cash	$323	$211
Investments in subsidiaries	4,972,186	4,185,367
Fixed income securities, at fair value (amortized cost of $16,906 in 2003 and $17,197 in 2002)	17,152	17,597
Short-term investments, at cost (approximates fair value)	36,327	39,863
Other investments (cost of $1,021 in 2003 and $794 in 2002)	1,106	650
Current income taxes receivable	9,961	6,332
Deferred income taxes receivable	24,570	20,684
Other assets	24,523	15,960

Total assets	$5,086,148	$4,286,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$791,775	$616,715
Note payable to subsidiary	8,942	8,942
Accrued interest payable	6,203	6,275
Other liabilities	24,670	29,553

Total liabilities	831,590	661,485

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares - 4,000,000; issued and outstanding shares - none	—	—
Common Stock, par value $0.01 per share; authorized shares - 200,000,000 at December 31, 2003 and 2002; issued shares - 107,144,148 at December 31, 2003 and 106,211,467 at December 31, 2002	1,073	1,062
Additional paid-in capital	606,468	550,289
Accumulated other comprehensive income	266,919	265,427
Retained earnings	3,380,098	2,820,281
Common Stock held in treasury at cost, 0 shares at December 31, 2003 and 220,876 at December 31, 2002	—	(11,880)

Total stockholders’ equity	4,254,558	3,625,179

Total liabilities and stockholders’ equity	$5,086,148	$4,286,664

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2003	2002	2001
Revenues:
Dividend income	$95,480	$81,500	$69,000
Interest and other income	7,026	3,537	4,328
Net realized gains (losses)	232	1,482	(564)

Total revenues	102,738	86,519	72,764

Expenses:
Interest expense	54,735	43,295	35,965
Operating expenses	14,562	7,170	5,947

Total expenses	69,297	50,465	41,912

Income before income taxes and equity in undistributed net income of subsidiaries	33,441	36,054	30,852
Federal income tax benefit	(21,714)	(15,906)	(13,341)

Income before equity in undistributed net income of subsidiaries	55,155	51,960	44,193
Equity in undistributed net income of subsidiaries	563,760	380,634	388,713

Net income	$618,915	$432,594	$432,906

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2003		2002		2001
Retained Earnings:
Balance at January 1	$2,820,281		$2,403,473		$2,035,209
Net income	618,915	$618,915	432,594	$432,594	432,906	$432,906

Dividends declared – common stock	(44,739)		(40,251)		(35,937)
Exercise of stock options	(14,359)		24,465		(28,705)

Balance at December 31	$3,380,098		$2,820,281		$2,403,473

Accumulated Other Comprehensive Income:
Balance at January 1	$265,427		$62,476		$45,154
Unrealized (losses) gains on securities, $(10,937), $339,039, and $39,542, pre-tax, in 2003, 2002 and 2001, respectively) (1)		(5,923)		214,943		23,643
Cumulative effect of accounting change		—		—		(880)
Gain (loss) on derivative hedges		4,066		(14,171)		(4,371)
Foreign currency gain (loss)		3,349		2,179		(1,070)

Other comprehensive income	1,492	1,492	202,951	202,951	17,322	17,322

Total comprehensive income		$620,407		$635,545		$450,228

Balance at December 31	$266,919		$265,427		$62,476

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,062		$1,060		$1,060
Issuance of stock	11		2		—

Balance at December 31	$1,073		$1,062		$1,060

Additional Paid-in Capital:
Balance at January 1	$550,289		$538,135		$533,558
Exercise of stock options	30,445		16,320		13,045
Issuance of stock	30,405		4,287		—
Capital issuance costs	(4,671)		(8,453)		(8,468)

Balance at December 31	$606,468		$550,289		$538,135

Common Stock Held in Treasury at Cost:
Balance at January 1	$(11,880)		$(21,456)		$(18,867)
Cost of shares acquired	(20,247)		(37,907)		(19,342)
Shares issued under equity plans	32,127		47,483		16,753

Balance at December 31	$—		$(11,880)		$(21,456)

Total Stockholders’ Equity at December 31	$4,254,558		$3,625,179		$2,983,688

(1)	Disclosure of reclassification amount:

	2003	2002	2001
Unrealized holding gains arising during period	$26,168	$154,065	$25,817
Less: reclassification adjustment for net gains (losses) included in net income	32,091	(60,878)	2,174

Net unrealized (losses) gains on securities	$(5,923)	$214,943	$23,643

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$618,915	$432,594	$432,906
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Subsidiaries	(563,760)	(380,634)	(388,713)
Net realized (gains) losses	(232)	(1,482)	564
Decrease (increase) in current income taxes receivable	(3,629)	21,481	(24,401)
Decrease (increase) in other assets	(8,563)	2,324	(8,675)
Other, net	44	4,190	6,479

Net cash provided by operating activities	42,775	78,473	18,160

Cash flows from investing activities:
Proceeds from sales of bonds	10,138	91,602	48,205
Proceeds from maturities of bonds	200,000	7,404	3,584
Purchases of bonds	(317,131)	(82,865)	(248,251)
Change in short-term investments	3,536	(20,703)	15,323
Other, net	(227)	(14)	8,795

Net cash (used in) provided by investing activities	(103,684)	(4,576)	(172,344)

Cash flows from financing activities:
Dividends paid	(44,739)	(40,251)	(35,937)
Proceeds from issuance of debentures	363,188	—	193,700
Payment for buyback of debentures	(200,000)	—	(7,500)
Proceeds from intercompany note	—	—	8,942
Issuance of common stock	30,416	4,289	—
Purchases of treasury stock	(20,247)	(37,907)	(19,342)
Proceeds from sale of treasury stock	32,127	47,483	16,753
Contribution to subsidiaries	(99,724)	(50,000)	(20)

Net cash provided by (used in) financing activities	(61,021)	(76,386)	156,596

Net cash flow	112	(2,489)	2,412
Cash at January 1	211	2,700	288

Cash at December 31	$323	$211	$2,700

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$175,000	$159,500	$45,000

Interest expense on debt	$54,423	$47,145	$36,704

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $107,160 and $176,193 in December 2003 and November 2001, respectively.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2003, 2002 and 2001, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2001	$632,413	$95,534	$50,883	$587,762	8.66%
Year ended December 31, 2002	$871,070	$113,542	$32,962	$790,490	4.17%
Year ended December 31, 2003	$1,114,445	$138,146	$29,258	$1,005,557	2.91%

INDEX TO EXHIBITS

Exhibit Number	Description
3.03	By-laws of Ambac Financial Group, Inc, as amended through January 27, 2004.

10.02*	Employment Agreement dated as of January 27,2004 by and between Ambac Financial Group, Inc. and Robert J. Genader.

10.04	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of May 6, 2003.

12.01	Statement re computation of ratios.

13.01	Certain portions of Ambac Financial Group, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2003. (Pages 8-11, pages 23-69 and the inside back cover.)

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

24.01	Power of Attorney from Robert J. Genader.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Renso L. Caporali.

24.04	Power of Attorney from Jill M. Considine.

24.05	Power of Attorney from Richard Dulude.

24.06	Power of Attorney from Thomas J. Gandolfo.

24.07	Power of Attorney from W. Grant Gregory.

24.08	Power of Attorney from Phillip B. Lassiter.

24.09	Power of Attorney from Laura S. Unger.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2003 and 2002.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c)of Form 10-K.

++	Furnished herewith.