Form 10-Q
period 2004-03-31
AMBAC FINANCIAL GROUP INC
filed 2004-05-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of April 30, 2004, 108,402,363 shares of Common Stock, par value $0.01 per share, (net of 385,842 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $12,671,020 in 2004 and $12,403,247 in 2003)	$13,240,910	$12,860,068
Fixed income securities pledged as collateral, at fair value (amortized cost of $693,448 in 2004 and $662,046 in 2003)	696,089	661,422
Short-term investments, at cost (approximates fair value)	226,451	250,382
Other (cost of $4,543 in 2004 and $4,528 in 2003)	4,591	4,417

Total investments	14,168,041	13,776,289

Cash	20,046	24,449
Securities purchased under agreements to resell	147,000	54,015
Receivable for securities sold	17,823	4,425
Investment income due and accrued	125,957	159,439
Reinsurance recoverable on paid and unpaid losses	3,266	3,030
Prepaid reinsurance	328,254	325,461
Deferred acquisition costs	176,523	175,296
Loans	832,959	837,981
Derivative product assets	1,394,449	1,146,408
Variable interest entity	170,663	189,482
Other assets	72,467	51,039

Total assets	$17,457,448	$16,747,314

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,576,080	$2,545,490
Losses and loss expense reserve	230,810	189,414
Ceded reinsurance balances payable	17,043	15,383
Obligations under investment and payment agreements	6,612,176	6,545,759
Obligations under investment repurchase agreements	474,951	530,644
Securities sold under agreement to repurchase	163,200	225,500
Deferred income taxes	229,281	171,058
Current income taxes	52,769	43,176
Debentures	791,791	791,775
Accrued interest payable	47,012	73,941
Derivative product liabilities	1,175,826	946,178
Other liabilities	227,659	222,126
Variable interest entity	170,663	189,482
Payable for securities purchased	158,659	2,830

Total liabilities	12,927,920	12,492,756

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,084	1,073
Additional paid-in capital	646,989	606,468
Accumulated other comprehensive income	353,500	266,919
Retained earnings	3,534,042	3,380,098
Common stock held in treasury at cost	(6,087)	—

Total stockholders’ equity	4,529,528	4,254,558

Total liabilities and stockholders’ equity	$17,457,448	$16,747,314

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2004 and 2003

(Dollars in Thousands Except Share Data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Financial Guarantee:
Gross premiums written	$226,434	$197,219
Ceded premiums written	(33,886)	(31,168)

Net premiums written	$192,548	$166,051

Net premiums earned	$165,435	$134,752
Other credit enhancement fees	11,436	10,364

Net premiums earned and other credit enhancement fees	176,871	145,116
Net investment income	86,704	76,595
Net realized investment gains	11,871	13,943
Net mark-to-market gains (losses) on credit derivative contracts	6,962	(12,176)
Variable interest entity	1,061	—
Other (loss) income	(12,219)	825
Financial Services:
Interest from investment and payment agreements	52,350	58,996
Other revenue	7,420	5,547
Net realized investment gains	5,951	308
Net mark-to-market gains on derivative hedge contracts	63	677
Corporate:
Net investment income	370	931
Net realized investment losses	(24)	—

Total revenues	337,380	290,762

Expenses:
Financial Guarantee:
Losses and loss expenses	17,500	9,800
Underwriting and operating expenses	25,654	22,166
Variable interest entity	904	—
Financial Services:
Interest from investment and payment agreements	42,692	53,432
Other expenses	3,695	2,957
Interest	13,625	12,454
Corporate	2,189	8,273

Total expenses	106,259	109,082

Income before income taxes	231,121	181,680
Provision for income taxes	59,366	43,618

Income from continuing operations	171,755	138,062

Discontinued operations:
Loss from discontinued operations	(240)	(231)
Income tax benefit	(96)	(92)

Net loss from discontinued operations	(144)	(139)

Net income	$171,611	$137,923

Earnings per share:
Income from continuing operations	$1.59	$1.30
Discontinued operations	$0.00	$0.00

Net income	$1.59	$1.30

Earnings per diluted share:
Income from continuing operations	$1.55	$1.27
Discontinued operations	$0.00	$0.00

Net income	$1.55	$1.27

Weighted average number of common shares outstanding:
Basic	107,769,564	106,050,379

Diluted	110,397,003	108,737,211

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Unaudited)

For The Three Months Ended March 31, 2004 and 2003

(Dollars in Thousands)

	2004		2003
Retained Earnings:
Balance at January 1	$3,380,098		$2,820,281
Net income	171,611	$171,611	137,923	$137,923

Dividends declared – common stock	(11,830)		(10,602)
Exercise of stock options	(5,837)		(1,356)

Balance at March 31	$3,534,042		$2,946,246

Accumulated Other Comprehensive Income:
Balance at January 1	$266,919		$265,427
Unrealized gains on securities, $111,756 and $15,477, pre-tax in 2004 and 2003, respectively(1)		70,160		9,623
Gain (loss) on derivative hedges		14,959		(1,866)
Foreign currency translation gain (loss)		1,462		(408)

Other comprehensive income	86,581	86,581	7,349	7,349

Comprehensive income		$258,192		$145,272

Balance at March 31	$353,500		$272,776

Preferred Stock:
Balance at January 1 and March 31	$—		$—

Common Stock:
Balance at January 1	$1,073		$1,062
Issuance of stock	11		2

Balance at March 31	$1,084		$1,064

Additional Paid-in Capital:
Balance at January 1	$606,468		$550,289
Employee benefit plans	24,342		4,135
Issuance of stock	17,311		130
Capital issuance costs	(1,132)		(1,476)

Balance at March 31	$646,989		$553,078

Common Stock Held in Treasury at Cost:
Balance at January 1	$0		$(11,880)
Cost of shares acquired	(24,992)		(7,708)
Shares issued under equity plans	18,905		9,936

Balance at March 31	$(6,087)		$(9,652)

Total Stockholders’ Equity at March 31	$4,529,528		$3,763,512

(1) Disclosure of reclassification amount:
Unrealized holding gains arising during period	$81,627		$20,548
Less: reclassification adjustment for net gains included in net income	11,467		10,925

Net unrealized gains on securities	$70,160		$9,623

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31, 2004 and 2003

(Dollars in Thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$171,611	$137,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	778	820
Amortization of bond premium and discount	(3,690)	3,720
Current income taxes	9,593	16,734
Deferred income taxes	6,676	(1,146)
Deferred acquisition costs	(1,227)	(385)
Unearned premiums, net	27,797	31,111
Losses and loss expenses	41,160	5,112
Ceded reinsurance balances payable	1,660	(5,358)
Investment income due and accrued	33,482	20,495
Accrued interest payable	(26,929)	(26,631)
Net realized investment gains	(17,798)	(14,251)
Net mark-to-market (gains) losses on credit derivative contracts and derivative hedge contracts	(7,025)	11,499
Other, net	(17,153)	(2,935)

Net cash provided by operating activities	218,935	176,708

Cash flows from investing activities:
Proceeds from sales of bonds	805,871	545,127
Proceeds from matured bonds	333,507	607,904
Purchases of bonds	(1,272,364)	(2,387,615)
Change in short-term investments	23,931	180,850
Securities purchased under agreements to resell	(92,985)	253,816
Loans	5,022	5,200
Other, net	10,080	(13,266)

Net cash used in investing activities	(186,938)	(807,984)

Cash flows from financing activities:
Dividends paid	(11,830)	(10,602)
Securities sold under agreements to repurchase	(62,300)	140,154
Proceeds from issuance of investment and payment agreements	391,879	667,819
Payments for investment and payment agreement draws	(391,068)	(504,927)
Proceeds from issuance of debentures	—	363,188
Capital issuance costs	(1,132)	(1,476)
Issuance of common stock	17,323	132
Proceeds from sale of treasury stock	18,905	9,936
Purchases of treasury stock	(24,992)	(7,708)
Net cash collateral received	26,815	—

Net cash (used in) provided by financing activities	(36,400)	656,516

Net cash flow	(4,403)	25,240
Cash at January 1	24,449	25,816

Cash at March 31	$20,046	$51,056

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$10,720	$15,000

Interest expense on debt	$15,725	$14,811

Interest expense on investment agreements	$38,713	$49,167

See accompanying Notes to Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading provider of financial guarantees for public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Ratings and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide financial guarantees. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004.

The consolidated financial statements include the accounts of Ambac, its subsidiaries and a variable interest entity for which Ambac is the primary beneficiary. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2) Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantee products (including structured credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, interest rate swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those Financial Services subsidiaries. Intersegment revenues include the premiums earned under those agreements and dividends received. Such premiums are determined as if they were premiums to third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac Financial Group, Inc. corporate activities. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three month periods ended March 31, 2004 and 2003:

(Dollars in thousands) Three months ended March 31,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2004:
Revenues:
Unaffiliated customers	$271,250	$65,784	$346	$—	$337,380
Intersegment	5,717	(1,587)	29,426	(33,556)	—

Total revenues	$276,967	$64,197	$29,772	($33,556)	$337,380

Income before income taxes:
Unaffiliated customers	$227,192	$19,397	($15,468)	$—	$231,121
Intersegment	7,079	(1,639)	28,840	(34,280)	—

Total income before income taxes	$234,271	$17,758	$13,372	($34,280)	$231,121

Identifiable assets	$8,638,579	$8,729,021	$89,848	$—	$17,457,448

2003:
Revenues:
Unaffiliated customers	$224,303	$65,528	$931	$—	$290,762
Intersegment	1,770	(1,540)	22,400	(22,630)	—

Total revenues	$226,073	$63,988	$23,331	($22,630)	$290,762

Income before income taxes:
Unaffiliated customers	$192,337	$9,139	($19,796)	$—	$181,680
Intersegment	2,255	(1,087)	21,974	(23,142)	—

Total income before income taxes	$194,592	$8,052	$2,178	($23,142)	$181,680

Identifiable assets	$7,321,128	$8,660,592	$363,222	$—	$16,344,942

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three months ended March 31, 2004 and 2003:

	Three Months 2004		Three Months 2003
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
United States	$174,283	$126,260	$153,827	$106,855
United Kingdom	27,851	13,800	12,054	6,923
Japan	6,934	7,480	6,592	5,618
Mexico	3,957	1,816	4,355	2,007
Italy	1,412	1,947	3,175	1,400
Germany	581	1,672	432	1,386
Australia	237	1,419	4,153	1,334
Internationally diversified (1)	6,254	13,306	6,493	13,858
Other international	4,925	9,171	6,138	5,735

Total	$226,434	$176,871	$197,219	$145,116

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3) Stock Options

Ambac sponsors the “1997 Equity Plan”, where awards are granted to eligible employees of Ambac in the form of non-qualified stock options and other stock-based awards. Prior to 2003, Ambac accounted for such awards under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Effective January 1, 2003, Ambac adopted the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, prospectively to all employee awards granted after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

	March 31, 2004	March 31, 2003
Net income, as reported	$171,611	$137,923
Add: Stock-based employee compensation included in reported net income, net of tax	1,115	771
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,980)	(3,523)

Pro-forma net income	$169,746	$135,171

Earnings per share:
As reported	$1.59	$1.30
Pro-forma	$1.58	$1.27
Earnings per diluted share:
As reported	$1.55	$1.27
Pro-forma	$1.54	$1.24

(4) Special Purpose and Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (“VIE”), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries”.

Ambac has involvement with special purpose entities, including VIEs in two ways. First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the VIE. The expected losses on the assets are either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to a VIE generate interest cash flows that is in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction. Ambac requires these financial protections as a condition for issuing its financial guarantee insurance policy.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $170,663 at March 31, 2004 and $189,482 at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299,600 of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-backed floating rate notes of a Korean mortgage-backed security issuer. Ambac’s creditors do not have rights with regards to these assets. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40,000. Ambac Assurance will pay claims under its financial guarantee only in the event that defaults of the mortgage assets of the Korean issuer both reduce the reserve fund to zero and losses exceed the principal amount of the subordinated notes.

The following table provides supplemental information about assets and liabilities associated with this entity under the balance sheet caption “Variable interest entity”:

	At March 31, 2004	At December 31, 2003
Assets:
Cash	$168	$90
Investment securities	170,233	189,151
Investment income due and accrued	262	241

Total	$170,663	$189,482

Liabilities:
Floating Rate Notes	$170,233	$189,151
Accrued Interest Payable	215	294
Other	215	37

Total	$170,663	$189,482

Ambac does not consolidate other VIEs since we are not the primary beneficiary. It is possible in the future that Ambac will consolidate other entities for which it will issue a financial guarantee insurance policy. If Ambac issues a financial guarantee insurance policy for the obligations of a VIE and does not receive structural financial protection adequate to absorb the majority of expected loss, Ambac may be required to consolidate the related VIE in accordance with FIN 46-R. Ambac underwrites its insurance to a remote loss standard and normally demands structural financial protection that absorbs the majority of expected loss in a transaction. However, management is committed to take actions to reduce economic loss regardless of any requirement to consolidate. Consolidation is an important accounting concept, however, it does not change the economic risk profile of the insurance exposure.

Qualified Special Purpose Entities:

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

debt obligations. These entities meet the characteristics of QSPEs in accordance with Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). QSPEs are not subject to the requirements of FIN 46-R and accordingly are not consolidated in Ambac’s financial statements. However, see the discussion below on the Exposure Draft issued by the FASB that could change the accounting rules for QSPEs in the future. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of March 31, 2004, there have been 14 individual transactions processed through the QSPEs of which 10 are outstanding. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. These MTNs approximately match the cash flow of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of March 31, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2003 is included in the disclosure in Note 12 “Guarantees in Force” of Ambac’s 2003 Annual Report. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during the three months ended March 31, 2004 and the year ended December 31, 2003 were $195,000 and $250,000, respectively. No gains or losses were recognized on these sales. As of March 31, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,967,693, $1,785,505 and $156,043, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1,372 and $5,278 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $91 and $461 for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1,800,000 at March 31, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

(5) Pension and Postretirement Benefits

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions for 2004 are estimated to be approximately $1,800. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Net periodic pension costs for the three months ended March 31 include the following components:

	2004	2003
Service cost	$408	$413
Interest cost	331	288
Expected return on plan assets	(487)	(416)
Amortization of prior service cost	(36)	(33)
Recognized net loss	51	9

Net periodic pension cost	267	261
Other (disposal of Cadre)	136	—

Total pension expense	403	261

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $48 and $43 for the three months ended March 31, 2004 and 2003, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(6) Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act. Ambac decided to defer recognizing any effects of the Act until further guidance is issued by the FASB. Measurements of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on Ambac’s postretirement benefit plans. The Act is not expected to have a material effect on Ambac’s operating results.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits, principally to its clients which include municipalities and other public entities, health care organizations and asset-backed issuers. Information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

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

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, primarily provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation (generally a fixed income obligation). Upon a credit event, Ambac Credit Products is required to either (i) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation or (ii), make a payment equivalent to the difference between the par value and market value of the underlying obligation. Substantially all of Ambac’s structured credit derivative contracts are structured with first loss protection or other credit enhancement. Structured credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance.

In addition to the structured credit derivative guarantees on fixed income obligations described above, Ambac Credit Products may, from time to time, enter into transactions that expose the company to risks that are uncorrelated to credit risk, for example weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac underwrites such risks at remote attachment levels, so that significant first loss must occur before Ambac becomes liable in respect of such risks. Additionally, Ambac underwrites such business only in relation to broad indices and reference pools which embody diverse and uncorrelated risk characteristics.

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

Ambac Financial Group provides interest rate swaps through its subsidiary Ambac Financial Services, LLC, primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are only used for fixed income obligations which meet Ambac Assurance’s credit underwriting criteria.

Critical Accounting Policies

Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting policies.

The liability for losses and loss expenses consists of active credit reserves and case basis credit reserves. The active credit reserve is established based upon probable debt service defaults resulting from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of each credit. When defaults occur, case basis credit loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. These reserves are discounted in accordance with discount rates prescribed or permitted by state regulatory authorities. All or parts of case basis credit loss reserves are allocated from any active credit reserves available. Management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

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

Forward-Looking Statements

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three month period ended March 31, 2004 and 2003, and its financial condition as of March 31, 2004 and December 31, 2003. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended March 31, 2004 was $171.7 million or $1.55 per diluted share, an increase of $33.6 million, compared to $138.1 million or $1.27 per diluted share. Ambac’s income before income taxes was $231.1 million for the three months ended March 31, 2004, an increase of 27% from income before income taxes of $181.7 million in the three months ended March 31, 2003. Of the $231.1 million of income before income taxes in the first quarter of 2004, $227.2 million was from Financial Guarantee, $19.4 million from Financial Services and $(15.5) million from Corporate, compared to $192.4 million, $9.1 million and $(19.8) million for Financial Guarantee, Financial Services and Corporate, respectively in the first quarter of 2003. Corporate consists primarily of Ambac’s interest expense and other expenses, partially offset by investment income. Financial Guarantee income before income taxes increased as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher net investment income and (iii) net mark-to-market gains on credit derivative contracts, partially offset by (i) increased other loss, (ii) a higher provision for losses and loss expenses, and (iii) higher operating expenses. The Financial Services increase is primarily attributable to higher investment agreement revenues and higher derivative product revenues.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Loss From Discontinued Operations

As previously disclosed, Ambac had entered into an agreement during the fourth quarter of 2003 to sell the operations of Cadre Financial Services, Inc. and Ambac Securities, Inc., its former investment advisory and cash management business. The transaction closed during the first quarter of 2004. This business had been part of the Financial Services segment. The net loss from discontinued operations for the three months ended March 31, 2004 was $0.1 million, flat compared to the three months ended March 31, 2003.

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

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Although Ambac guarantees the full range of Public Finance obligations, Ambac concentrates on those deals that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, are being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these deals include stadium financings, student housing and military housing.

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations including structured credit derivatives. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). Ambac’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), or excess spread (i.e., interest cash flows on the Securitized Assets is in excess of the interest on the debt obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations.

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside the United States (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, Ambac has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain activities. Ambac also participates in developing markets through certain structures such as pooled debt obligations or future flow transactions.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

Gross Par Written. Ambac Assurance guaranteed $21.8 billion in par value bonds during the three months ended March 31, 2004, a decrease of 27% from $29.7 billion in par value bonds guaranteed during the comparable prior year period. Par value written for the first quarter of 2004 was comprised of $7.9 billion from Public Finance bond obligations, $6.9 billion from Structured Finance obligations and $7.0 billion from International Finance obligations, compared to $7.8 billion, $13.7 billion and $8.2 billion, respectively, in the first quarter of 2003.

The slight increase in guaranteed Public Finance obligations for the three months ended March 31, 2004 compared to March 31, 2003 was primarily due to an increase in Ambac’s market share, from 19% in the first quarter of 2003 to 23% in the first quarter of 2004. Although municipal issuances were relatively flat quarter on quarter, insured market penetration decreased to 47% for the three months ended March 31, 2004 from 54% for the three months ended March 31, 2003. The decrease in Structured Finance obligations guaranteed for the first quarter 2004 as compared to the first quarter 2003 resulted primarily from significantly lower par written in the mortgage-backed and asset-backed sectors of the market. International Finance obligations guaranteed during the three months ended March 31, 2004 decreased from its comparable 2003 period primarily due to lower pooled debt obligations and transportation revenue bonds guaranteed, partially offset by higher sovereign/sub-sovereign and asset-backed obligations guaranteed.

The following table provides a breakdown of guaranteed net par outstanding by market sector:

(Dollars in billions)	March 31, 2004	December 31, 2003
Public Finance	$217.9	$215.3
Structured Finance	120.3	124.1
International Finance	87.2	86.4

Total net par outstanding	$425.4	$425.8

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three months ended March 31, 2004 were $226.4 million, an increase of $29.2 million or 15% from $197.2 million in the three months ended March 31, 2003. Up-front premiums written during the three months ended March 31, 2004 were $119.1 million, an increase of 17% from $101.6 million in the three months ended March 31, 2003. The increase is primarily a result of increased up-front premiums written in the Public Finance sector.

Installment premiums written for the three months ended March 31, 2004 were $107.3 million, an increase of 12% from $95.6 million in the three months ended March 31, 2003. The growth in installment premiums is due to the increased business activity in all three market sectors.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended March 31,
	2004		2003
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$94.7	$7,800	$77.5	$7,784
Installment	6.5	76	4.7	15

Total Public Finance	101.2	7,876	82.2	7,799

Structured Finance:
Up-front	12.0	772	15.7	1,040
Installment	61.1	6,120	55.9	12,648

Total Structured Finance	73.1	6,892	71.6	13,688

International Finance:
Up-front	12.4	1,844	8.4	632
Installment	39.7	5,144	35.0	7,556

Total International Finance	52.1	6,988	43.4	8,188

Total	$226.4	$21,756	$197.2	$29,675

Total up-front	$119.1	$10,416	$101.6	$9,456
Total installment	107.3	11,340	95.6	20,219

Total	$226.4	$21,756	$197.2	$29,675

Ceded Premiums Written. Ambac’s reinsurance program is comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility to cede those transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three months ended March 31, 2004 were $33.9 million, an increase of 9% from $31.2 million in the three months ended March 31, 2003. Ceded premiums written as a percentage of gross premiums written were 15.0% and 15.8% for the three months ended March 31, 2004 and 2003, respectively.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would be liable for such defaulted amounts. To minimize exposure to significant losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral at March 31, 2004 amounting to approximately $141.8 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	March 31, 2004	December 31, 2003
AAA	$19.6	$19.3
AA	16.7	15.9
A	7.5	7.7
Not rated	6.5	6.7

Total	$50.3	$49.6

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three months ended March 31, 2004 were $176.9 million, an increase of 22% from $145.1 million for the three months ended March 31, 2003. This increase was primarily the result of the larger Financial Guarantee book of business, higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “refundings”) and higher other credit enhancement fees earned from the structured credit derivatives business.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. Earnings on refundings relate to transactions where the premium is paid up-front for the life of the policy. Refunding levels vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Net premiums earned during the three months ended March 31, 2004 included $15.2 million from refundings as compared to $12.2 million for the three months ended March 31, 2003. The current relatively low interest rate environment continues to prompt the high levels of refundings. When interest rates rise in the future, refundings should decline.

Excluding the effect of accelerated earnings related to refundings, normal net premiums earned (which is defined as net premiums earned less refundings and reconciled to total net premiums earned in the table below) increased 23% from $122.6 million in the first quarter of 2003 to $150.3 million in the first quarter of 2004. The increase in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended March 31, 2004 increased 19%, 22% and 27% for Public, Structured and International Finance, respectively, from the three months ended March 31, 2003. Public Finance normal earned premium growth is enhanced by the continued focus on structured municipal transactions. The growth in normal earned premiums in the Structured Finance and International Finance sectors that has been exhibited over the past several years has moderated as those lines of business have grown significantly over the past few years, resulting in more difficult comparisons quarter on quarter. Additionally, lower writings of collateralized debt obligations and mortgage-backed securities over recent quarters and the continued high level of pay-downs in the mortgage-backed securities book adversely impacted earned premiums in those two sectors.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, were $11.4 million for the three months ended March 31, 2004, an increase of 10% from $10.4 million for the three months ended March 31, 2003. The increase is due to growth in the structured credit derivatives business. However, credit spreads on corporate credits are tight in the current environment and this has had a significant adverse impact on new credit derivative business in the last two quarters (when credit spreads are tight, the demand for guaranteed products is more limited).

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	March 31, 2004	March 31, 2003
Public Finance	$49.0	$41.0
Structured Finance	64.0	52.3
International Finance	37.3	29.2

Total normal premiums earned	150.3	122.5
Refundings	15.2	12.2

Total net premiums earned	165.5	134.7
Other credit enhancement fees	11.4	10.4

Total net premiums earned and other credit enhancement fees	$176.9	$145.1

Net Investment Income. Net investment income for the three months ended March 31, 2004 was $86.7 million, an increase of 13% from $76.6 million in the three months ended March 31, 2003. This increase was primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) capital contributions from Ambac Financial Group, Inc. totaling approximately $210 million during 2003. The growth in investment income was partially offset by lower reinvestment rates. Investments in tax-exempt securities amounted to 70% of the total fair value of the portfolio as of March 31, 2004, versus 71% at March 31, 2003. The average pre-tax yield-to-maturity on the investment portfolio was 4.91% as of March 31, 2004 compared with 5.17% at March 31, 2003.

Net Realized Investment Gains. Net realized investment gains in the three months ended March 31, 2004 were $11.9 million, compared to net realized gains of $13.9 million for the three months ended March 31, 2003. The following table details amounts included in net realized investment gains:

(Dollars in millions)	March 31, 2004	March 31, 2003
Net gains on securities sold or called	$11.7	$14.0
Foreign exchange gains (losses) on investments	0.2	(0.1)

Net realized investment gains	$11.9	$13.9

Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three months ended March 31, 2004 were $6.9 million, compared to net mark-to-market losses of $12.2 million in the three months ended March 31, 2003. The change in estimated fair value of structured credit derivative contracts reflects net mark-to-market gains and losses due to changes in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives in the three months ended March 31, 2004 and March 31, 2003.

Other (Loss) Income. Other loss for the three months ended March 31, 2004 was $12.2 million compared to other income of $0.8 million for the three months ended March 31, 2003. Included in other income are deal structuring fees, commitment fees and income from Ambac’s QSPEs. Ambac provides clients, on a limited basis the ability to fund through a medium-term note (“MTN”) conduit vehicle. This conduit issues MTNs and purchases client issued fixed income securities with the proceeds. An equity loss of approximately $15 million was recorded during the quarter from this funding conduit. The loss relates to a mark-to-market on certain derivative contracts used to hedge interest rate risk associated with underlying investments and MTN liabilities. The derivatives serve as effective economic hedges; however, they did not meet the requirements of effective accounting hedges as defined in Financial Accounting Standards Board Statement Number 133, as amended (“FAS 133”). Therefore, the

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

change in the market value of the derivatives was recorded through the income statement without taking the offsetting gain from the hedged instruments.

Losses and Loss Expenses. Losses and loss expenses for the three months ended March 31, 2004 were $17.5 million, compared to $9.8 million for the three months ended March 31, 2003. Losses and expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business. Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation. The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made. The trustee reports payment defaults at or prior to the scheduled payment date. Subsequent claims would be paid if payment defaults continue and would be based on the interest and principal payment schedule.

The liability for losses and loss expenses consists of case basis credit and active credit reserves. Case basis credit reserves are established for losses on guaranteed obligations that have already defaulted. These reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the scheduled debt service of the insured obligation). Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. Consistent with industry practice, we also establish and accrue an active credit reserve, which is separate from the case basis credit reserves noted above. We believe, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are inherent in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights. The active credit reserve is established based upon probable debt service defaults from incurred losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of each credit. Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period. Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for extensive ongoing review of every credit to which Ambac has exposure. At least monthly, Senior Management meets with Surveillance to review the status of their work. During the monthly review, Senior Management determines the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at March 31, 2004 and December 31, 2003.

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(Dollars in millions)	March 31, 2004	December 31, 2003
Net loss and loss adjustment expense reserves:
Case basis reserves (*)	$90.0	$54.7
Active credit reserves	137.7	132.2

Total	$227.7	$186.9

(*)	After netting reinsurance recoverable amounting to $3.1 million and $2.5 million at March 31, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2004 and the year-ended December 31, 2003:

(Dollars in millions)	March 31, 2004	December 31, 2003
Beginning balance of net loss reserves	$186.9	$167.6
Additions to loss reserves	17.5	53.4
Losses paid	(10.3)	(45.6)
Recoveries of losses paid from reinsurers	0.7	4.0
Other recoveries, net of reinsurance	32.9	7.5

Ending balance of net loss reserves	$227.7	$186.9

At March 31, 2004 estimated claim payments, net of estimated recoveries, through 2018 for exposures with case basis credit reserves totaled $101.4 million. Related future payments are $27.3 million, $37.5 million, $19.5 million, $12.1 million and $11.6 million for the remainder of 2004, 2005, 2006, 2007 and 2008, respectively. Additions (reductions) made to the case basis credit reserve totaled $35.3 million and $5.7 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. The increase during the quarter was primarily due to $30.5 million of recoveries (net of reinsurance) offset by $9.6 million in net claim payments.

The following tables provide details of losses paid, net of recoveries received for the three months ended March 31, 2004 and 2003 and net case basis credit reserves at March 31, 2004 and December 31, 2003 by market sector:

(Dollars in millions)	March 31, 2004	March 31, 2003
Net losses paid:
Public Finance	$0.2	$1.0
Structured Finance	(23.2)	3.3
International Finance	(0.4)	0.1

Total	$(23.4)	$4.4

(Dollars in millions)	March 31, 2004	December 31, 2003
Net case basis credit reserves (*):
Public Finance	$38.0	$22.6
Structured Finance	43.1	26.7
International Finance	8.9	5.4

Total	$90.0	$54.7

(*)	After netting reinsurance recoverable amounting to $3.1 million and $2.5 million at March 31, 2004 and December 31, 2003, respectively.

Underwriting and Operating Expenses. Underwriting and operating expenses of $25.7 million for the three months ended March 31, 2004, increased 16% from $22.2 million for the three months ended March 31, 2003. Underwriting and operating expenses consist of gross

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and reinsurance commissions. For the three months ended March 31, 2004, gross underwriting and operating expenses was $35.5 million, an increase of 12% from $31.7 million for the three months ended March 31, 2003. The increase in gross underwriting and operating expenses reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff. Underwriting and operating expenses deferred were $20.0 million and $18.8 million for the three months ended March 31, 2004 and 2003, respectively. The amortization of previously deferred expenses and reinsurance commissions were $10.2 million and $9.2 million for the three months ended March 31, 2004 and 2003, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps and funding conduits, which includes municipalities and their authorities, health care organizations and asset-backed issuers.

Net Revenues. Financial Services net revenue is defined and analyzed by management as gross interest income less gross interest expense from investment and payment agreements plus revenue from derivative products, and excludes net realized and net mark-to-market gains and losses. Net revenues for the three months ended March 31, 2004 was $17.1 million, an increase of 54% from $11.1 million in the three months ended March 31, 2003. The increase is primarily due to higher net investment and payment agreement revenue due to improved interest spreads and higher derivative product revenues primarily due to two profitable transactions during the quarter.

Net realized investment gains were $6.0 million for the three months ended March 31, 2004, compared to $0.3 million for the three months ended March 31, 2003. Gains and losses from investment securities are due to the normal operations of the guaranteed investment contract business, and shaping of the investment portfolio to maximize yield within our defined risk guidelines. Ambac does not maintain a trading portfolio.

Other Expenses. Other expenses for the three months ended March 31, 2004 were $3.7 million, up 23% from $3.0 million in the three months ended March 31, 2003. The increase is primarily attributable to higher compensation expenses during the first quarter of 2004.

Corporate Items

Interest Expense. Interest expense for the three months ended March 31, 2004 was $13.6 million, an increase of 9% from $12.5 million in the three months ended March 31, 2003. The increase is primarily attributable to Ambac’s issuance of $200 million, 5.95% debt, due February 28, 2103, issued in February 2003 and the issuance of $175 million, 5.875%, due March 24, 2103, issued in March 2003. This was partially offset by the redemption at par of Ambac’s $200 million, 7.08% Debentures in April 2003. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three months ended March 31, 2004 were $2.2 million, compared to $8.3 million for the three months ended March 31, 2003. The decrease is

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

primarily attributable to a $6.5 million write-off of previously deferred issuance expenses in the first quarter of 2003, related to the 1998 issuance of $200 million, 7.08% Debentures, that was redeemed at par at the end of April 2003.

Income Taxes. Income taxes for the three months ended March 31, 2004 were at an effective rate of 25.7% compared to 24.0% for the three months ended March 31, 2003, respectively. The increase in the effective rate is caused predominantly from an increase in the ratio of taxable underwriting profits to tax-exempt investment income.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the three months ended March 31, 2004, Ambac Assurance paid dividends of $25.8 million on its common stock to Ambac.

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

Ambac Assurance Liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim payments, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate and total return swaps, operating expenses, and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

agreements) and net receipts from interest rate and total return swaps. Additionally, from time to time, liquidity needs of the Financial Services subsidiaries are satisfied by short-term inter-company loans from Ambac Assurance. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Credit Facilities. Ambac and Ambac Assurance have a revolving credit facility with eight major international banks for $300 million, which expires in July 2004 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2004 and December 31, 2003, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.0 billion. At March 31, 2004, Ambac met both of these requirements.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, the preferred stock holdings of Ambac Assurance would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. If exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. Ambac Assurance pays a put option fee. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively.

From time to time Ambac accesses the capital markets to support the growth of its businesses. In April 2003, Ambac filed Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, Ambac may issue up to $500 million of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock and debt securities of Ambac.

Shares Repurchased. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. The following table summarizes Ambac’s repurchase program during the first quarter of 2004:

(In thousands, except per share amounts)	Total Shares Repurchased	Average Price Per Share	Shares Remaining for Repurchase
January 2004	—	$—	3,150
February 2004	20	$74.09	3,130
March 2004	298	$78.90	2,832

First quarter 2004	318	$78.60	2,832

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

Balance Sheet. Total assets as of March 31, 2004 were $17.46 billion, an increase of 4% from total assets of $16.75 billion at December 31, 2003. This increase was due primarily to cash generated from business written during the period. As of March 31, 2004, stockholders’ equity was $4.53 billion, a 7% increase from year-end 2003 stockholders’ equity of $4.25 billion. The increase stemmed primarily from net income during the period and an increase in the market value of fixed income investment securities.

Investments. Ambac has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of March 31, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

	March 31, 2004		December 31, 2003
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$327.0	$3.6	$208.8	$1.2
7 – 12 months	106.1	2.0	225.1	4.8
Greater than 12 months	5.2	0.4	6.5	0.4

	438.3	6.0	440.4	6.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	19.8	—	100.6	1.8
7 – 12 months	—	—	—	—
Greater than 12 months	44.0	3.2	100.8	4.6

	63.8	3.2	201.4	6.4

Foreign government obligations in continuous unrealized loss for:
0 – 6 months	16.4	—	36.6	0.7
7 – 12 months	37.7	0.7	—	—
Greater than 12 months	—	—	—	—

	54.1	0.7	36.6	0.7

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	—	—	50.2	0.4
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	50.2	0.4

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	277.5	1.2	969.6	10.7
7 – 12 months	554.0	5.7	616.2	9.6
Greater than 12 months	376.1	3.2	166.0	1.7

	1,207.6	10.1	1,751.8	22.0

Other in continuous unrealized loss for:
0 – 6 months	0.2	—	—	—
7 – 12 months	0.1	—	0.2	—
Greater than 12 months	1.4	0.4	1.5	0.4

	1.7	0.4	1.7	0.4

Total	$1,765.5	$20.4	$2,482.1	$36.3

There were no impairment write-downs during the three months ended March 31, 2004 and 2003. The net realized investment gains in the three months ended March 31, 2004 and 2003 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2004 were as follows:

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$5,487,686	$5,857,173
Corporate obligations	842,779	913,657
Foreign government obligations	167,136	189,863
U.S. government obligations	173,347	179,214
Mortgage and asset-backed securities (includes U.S. government agency obligations)	6,000,072	6,101,003
Short-term	226,451	226,451

	12,897,471	13,467,361

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	693,448	696,089

Total	$13,590,919	$14,163,450

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $7.76 billion and $7.33 billion at March 31, 2004 and December 31, 2003, respectively:

Rating (1)	March 31, 2004	December 31, 2003
AAA(2)	76%	75%
AA	16	16
A	5	6
BBB	1	1
Below investment grade	<1	<1
Not Rated	1	1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 20% and 15% of the Financial Guarantee investment portfolio as of March 31, 2004 and December 31, 2003, respectively.

Approximately 97% and 96% of the mortgage and asset-backed securities in the Financial Guarantee portfolio is composed of securities issued by GNMA, FNMA, and FHLMC, as of March 31, 2004 and December 31, 2003, respectively.

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
Financial Condition and Results of Operations (Continued)

The following table provides the ratings distribution of the Financial Services investment portfolio, at fair values of $6.34 billion and $6.39 billion at March 31, 2004 and December 31, 2003, respectively:

Rating (1)	March 31, 2004	December 31, 2003
AAA(2)	90%	92%
AA	3	2
A	3	3
BBB	3	2
Below investment grade	<1	<1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations, which comprised approximately 29% and 31% of the Financial Services investment portfolio as of March 31, 2004 and December 31, 2003, respectively.

Approximately 34% and 37% of the mortgage and asset-backed securities in the Financial Services portfolio is composed of securities issued by GNMA, FNMA, and FHLMC, as of March 31, 2004 and December 31, 2003, respectively.

Special Purpose and Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (VIE), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for entities that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries.”.

Ambac has involvement with special purpose entities, including VIEs in two ways. First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the VIE. The expected losses on the assets are either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to a VIE generate interest cash flows that is in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction. Ambac requires these financial protections as a condition for issuing its financial guarantee insurance policy.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $170.6 million at March 31, 2004 and $189.5 million at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299.6 million of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-backed floating rate notes of a Korean mortgage-backed security Issuer. Ambac’s creditors do not have rights with regards to the assets. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40 million. Ambac Assurance will pay claims under its financial guarantee only in the event that defaults of the mortgage assets of the Korean issuer both reduce the reserve fund to zero and losses exceed the principal amount of the subordinated notes.

Ambac does not consolidate other VIEs since we are not the primary beneficiary. It is possible in the future that Ambac will consolidate other entities for which it will issue a financial guarantee insurance policy. If Ambac issues a financial guarantee insurance policy for the obligations of a VIE and does not receive structural financial protection adequate to absorb the majority of expected loss, Ambac may be required to consolidate the related VIE in accordance with FIN 46-R. Ambac underwrites its insurance to a remote loss standard and normally demands structural financial protection that absorbs the majority of expected loss in a transaction. However, management is committed to take actions to reduce economic loss regardless of any requirement to consolidate. Consolidation is an important accounting concept, however, it does not change the economic risk profile of the insurance exposure.

Qualified Special Purpose Entities. Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with Statement of Financial Accounting Standards 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). QSPEs are not subject to the requirements of FIN 46-R and accordingly are not consolidated in Ambac’s financial statements. However, see the discussion below on the Exposure Draft issued by the FASB that could change the accounting rules for QSPEs in the future. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of March 31, 2004, there have been 14 individual transactions processed through the QSPEs of which 10 remain. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. These MTNs approximately match the cash flow of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of March 31, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2003 is included in the disclosure in Note 12 “Guarantees in Force” of Ambac’s 2003 Annual Report. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during the three months ended March 31, 2004 and the year ended December 31, 2003 were $195.0 million and $250.0 million, respectively. No gains or losses were recognized on these sales. As of March 31, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,967.7 million, $1,785.5 million and $156.0 million, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1.4 million and $5.3 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $0.1 million and $0.5 million for the three months ended March 31, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final Statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft, if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations (Continued)

approximate $1.8 billion at March 31, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

Cash Flows. Net cash provided by operating activities was $218.9 million and $176.7 million during the three months ended March 31, 2004 and 2003, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash (used in) provided by financing activities was ($36.4) million and $656.5 million during the three months ended March 31, 2004 and 2003, respectively. Financing activities for the three months ended March 31, 2004 included $0.8 million in net investment and payment agreement issued (net of investment and payment agreement draws). Financing activities for the three months ended March 31, 2003 included $162.9 million in net investment and payments agreements issued (net of investment and payment agreement draws). Financing activities for the three month ended March 31, 2003 also included proceeds from the issuance of debentures of $363.2 million.

Net cash used in investing activities was $186.9 million during the three months ended March 31, 2004, of which $1,272.4 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,139.4 million. For the three months ended March 31, 2003, $808.0 million was used in investing activities, of which $2,387.6 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $1,153.0 million.

Total cash (used in) provided by operating, investing and financing activities was $(4.4) million and $25.2 million during the three months ended March 31, 2004 and 2003, respectively.

Material Commitments. Ambac has no material differences in the contractual obligations table as presented in Ambac’s 2003 Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Ambac, through its affiliates, manages a variety of risks, principally credit, market, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g. taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes analyses of both parallel and non-parallel shifts in the yield curve, “Value-at-Risk” (“VaR”) and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, investment agreement liabilities, obligations under certain payment agreements, debentures, and certain derivative contracts (primarily interest rate swaps and futures) used for hedging purposes.

Ambac, through its affiliate Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swap business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Most municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. Ambac supplements its VaR methodology, which is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

Other financial instruments that may be adversely affected by changes in credit spreads include total return swap contracts, which are entered into by Ambac through its affiliate, Ambac Capital Services. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. If credit spreads of the underlying obligations change, the market value of the related total return swaps changes and Ambac Capital Services could experience mark-to-market gains or losses.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.03	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2004 and December 31, 2003 and for the periods ended March 31, 2004 and 2003.

(b) Reports on Form 8-K:

On April 22, 2004, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its April 21, 2004 press release containing unaudited financial information and accompanying discussion for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: May 10, 2004	By:	/s/ Thomas J. Gandolfo

Thomas J. Gandolfo Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2004 and December 31, 2003 and for the periods ended March 31, 2004 and 2003.