Form 10-Q
period 2004-06-30
AMBAC FINANCIAL GROUP INC
filed 2004-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

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

As of July 30, 2004, 108,456,419 shares of Common Stock, par value $0.01 per share, (net of 332,454 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

(Dollars in Thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $12,864,478 in 2004 and $12,403,247 in 2003)	$13,057,681	$12,860,068
Fixed income securities pledged as collateral, at fair value (amortized cost of $661,637 in 2004 and $662,046 in 2003)	656,938	661,422
Short-term investments, at cost (approximates fair value)	238,184	250,382
Other (cost of $4,196 in 2004 and $4,528 in 2003)	4,208	4,417

Total investments	13,957,011	13,776,289

Cash	33,164	24,449
Securities purchased under agreements to resell	43,000	54,015
Receivable for securities sold	152,192	4,425
Investment income due and accrued	142,361	159,439
Reinsurance recoverable on paid and unpaid losses	2,183	3,030
Prepaid reinsurance	290,234	325,461
Deferred acquisition costs	190,299	175,296
Loans	835,429	837,981
Derivative product assets	978,679	1,146,408
Variable interest entity	150,779	189,482
Other assets	76,175	51,039

Total assets	$16,851,506	$16,747,314

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,727,315	$2,545,490
Loss and loss expense reserves	238,091	189,414
Ceded reinsurance balances payable	23,134	15,383
Obligations under investment and payment agreements	6,388,408	6,545,759
Obligations under investment repurchase agreements	342,801	530,644
Securities sold under agreement to repurchase	223,200	225,500
Deferred income taxes	110,304	171,058
Current income taxes	39,385	43,176
Debentures	791,807	791,775
Accrued interest payable	56,917	73,941
Derivative product liabilities	796,363	946,178
Other liabilities	233,663	222,126
Variable interest entity	150,779	189,482
Payable for securities purchased	265,126	2,830

Total liabilities	12,387,293	12,492,756

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,088	1,073
Additional paid-in capital	670,293	606,468
Accumulated other comprehensive income	120,035	266,919
Retained earnings	3,698,656	3,380,098
Common stock held in treasury at cost	(25,859)	—

Total stockholders’ equity	4,464,213	4,254,558

Total liabilities and stockholders’ equity	$16,851,506	$16,747,314

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Six Months Ended June 30, 2004 and 2003

(Dollars in Thousands Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Financial Guarantee:
Gross premiums written	$363,196	$386,005	$589,630	$583,224
Ceded premiums written	15,949	(42,313)	(17,937)	(73,481)

Net premiums written	$379,145	$343,692	$571,693	$509,743

Net premiums earned	$189,593	$151,992	$355,028	$286,744
Other credit enhancement fees	11,809	12,294	23,245	22,658

Net premiums earned and other credit enhancement fees	201,402	164,286	378,273	309,402
Net investment income	88,081	79,892	174,785	156,487
Net realized investment gains	3,294	12,777	15,165	26,720
Net mark-to-market gains (losses) on credit derivative contracts	3,256	10,002	10,218	(2,174)
Variable interest entity	839	—	1,900	—
Other income (loss)	1,355	1,931	(10,864)	2,756
Financial Services:
Interest from investment and payment agreements	45,740	55,476	98,090	114,472
Other revenue (loss)	7,698	(9,544)	15,118	(3,997)
Net realized investment (losses) gains	(108)	4,641	5,843	4,949
Net mark-to-market gains on derivative hedge contracts	41	51	104	728
Corporate:
Net investment income	386	2,108	756	3,039
Net realized investment gains	42	—	18	—

Total revenues	352,026	321,620	689,406	612,382

Expenses:
Financial Guarantee:
Loss and loss expenses	17,500	10,900	35,000	20,700
Underwriting and operating expenses	29,246	21,013	54,900	43,179
Variable interest entity	701	—	1,605	—
Financial Services:
Interest from investment and payment agreements	40,678	50,160	83,370	103,592
Other expenses	3,381	2,557	7,076	5,514
Interest	13,461	14,537	27,086	26,991
Corporate	2,601	2,227	4,790	10,500

Total expenses	107,568	101,394	213,827	210,476

Income before income taxes	244,458	220,226	475,579	401,906
Provision for income taxes	63,562	57,469	122,928	101,087

Income from continuing operations	180,896	162,757	352,651	300,819

Discontinued operations:
Loss from discontinued operations	(310)	(312)	(550)	(543)
Income tax benefit	(124)	(126)	(220)	(218)

Net loss from discontinued operations	(186)	(186)	(330)	(325)

Net income	$180,710	$162,571	$352,321	$300,494

Earnings per share:
Income from continuing operations	$1.67	$1.53	$3.26	$2.83
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income	$1.67	$1.53	$3.26	$2.83

Earnings per diluted share:
Income from continuing operations	$1.63	$1.48	$3.18	$2.75
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income	$1.63	$1.48	$3.18	$2.75

Weighted average number of common shares outstanding:
Basic	108,412,326	106,428,045	108,090,945	106,246,887

Diluted	110,924,314	109,417,451	110,673,431	109,005,885

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Six Months Ended June 30, 2004 and 2003

(Dollars in Thousands)

	2004		2003
Retained Earnings:
Balance at January 1	$3,380,098		$2,820,281
Net income	352,321	$352,321	300,494	300,494

Dividends declared - common stock	(23,754)		(21,231)
Exercise of stock options	(10,009)		(11,179)

Balance at June 30	$3,698,656		$3,088,365

Accumulated Other Comprehensive Income:
Balance at January 1	$266,919		$265,427
Unrealized (losses) gains on securities, ($263,429) and $175,726, pre-tax in 2004 and 2003, respectively(1)		(169,379)		111,634
Gain on derivative hedges		21,680		677
Foreign currency translation gain		815		535

Other comprehensive (loss) income	(146,884)	(146,884)	112,846	112,846

Comprehensive income		$205,437		$413,340

Balance at June 30	$120,035		$378,273

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,073		$1,062
Issuance of stock	15		5

Balance at June 30	$1,088		$1,067

Additional Paid-in Capital:
Balance at January 1	$606,468		$550,289
Employee benefit plans	27,248		14,489
Issuance of stock	38,735		11,490
Capital issuance costs	(2,158)		(2,471)

Balance at June 30	$670,293		$573,797

Common Stock Held in Treasury at Cost:
Balance at January 1	$0		$(11,880)
Cost of shares acquired	(51,566)		(23,835)
Shares issued under equity plans	25,707		35,715

Balance at June 30	$(25,859)		$0

Total Stockholders’ Equity at June 30	$4,464,213		$4,041,502

(1) Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period	$(155,933)		$135,559
Less: reclassification adjustment for net gains included in net income	13,446		23,925

Net unrealized (losses) gains on securities	$(169,379)		$111,634

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Six Months Ended June 30, 2004 and 2003

(Dollars in Thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$352,321	$300,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,520	1,614
Amortization of bond premium and discount	(2,958)	6,915
Current income taxes	(3,791)	(19,335)
Deferred income taxes	18,865	(1,767)
Deferred acquisition costs	(15,003)	(591)
Unearned premiums, net	217,052	223,663
Loss and loss expenses	49,524	10,533
Ceded reinsurance balances payable	7,751	(1,896)
Investment income due and accrued	17,078	495
Accrued interest payable	(17,024)	(13,837)
Net realized investment gains	(21,026)	(31,669)
Net mark-to-market (gains) losses on credit derivative contracts and derivative hedge contracts	(10,322)	1,446
Other, net	(53,002)	32,724

Net cash provided by operating activities	540,985	508,789

Cash flows from investing activities:
Proceeds from sales of bonds	1,704,361	1,604,622
Proceeds from matured bonds	750,199	1,570,333
Purchases of bonds	(2,776,072)	(3,849,511)
Change in short-term investments	12,198	6,616
Securities purchased under agreements to resell	11,015	81,210
Loans	2,552	23,362
Other, net	26,140	(8,644)

Net cash used in investing activities	(269,607)	(572,012)

Cash flows from financing activities:
Dividends paid	(23,754)	(21,231)
Securities sold under agreements to repurchase	(2,300)	8,092
Proceeds from issuance of investment and payment agreements	934,521	956,327
Payments for investment and payment agreement draws	(1,218,540)	(1,062,892)
Proceeds from issuance of debentures	—	363,188
Payment for redemption of debentures	—	(200,000)
Capital issuance costs	(2,158)	(2,471)
Issuance of common stock	38,751	11,494
Proceeds from sale of treasury stock	25,707	35,715
Purchases of treasury stock	(51,566)	(23,835)
Net cash collateral received	36,676	—

Net cash (used in) provided by financing activities	(262,663)	64,387

Net cash flow	8,715	1,164
Cash at January 1	24,449	25,816

Cash at June 30	$33,164	$26,980

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$71,170	$100,000

Interest expense on debt	$27,583	$26,840

Interest expense on investment agreements	$78,713	$101,447

See accompanying Notes to Unaudited Consolidated Financial Statements

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

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, which was filed with the SEC on May 10, 2004.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of Ambac’s Financial Services subsidiaries. Intersegment revenues include the premiums earned under those agreements and dividends received. Such premiums are determined as if they were premiums to third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac Financial Group, Inc. corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three and six month periods ended June 30, 2004 and 2003:

(Dollars in thousands) Three months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2004:
Revenues:
Unaffiliated customers	$298,227	$53,371	$428	$—	$352,026
Intersegment	5,599	(1,128)	25,750	(30,221)	—

Total revenues	$303,826	$52,243	$26,178	$(30,221)	$352,026

Income before income taxes:
Unaffiliated customers	$250,780	$9,312	$(15,634)	$—	$244,458
Intersegment	7,021	(1,180)	25,164	(31,005)	—

Total income before income taxes	$257,801	$8,132	$9,530	$(31,005)	$244,458

Identifiable assets	$8,791,608	$7,961,957	$97,941	$—	$16,851,506

2003:
Revenues:
Unaffiliated customers	$268,888	$50,624	$2,108	$—	$321,620
Intersegment	1,218	(1,113)	22,400	(22,505)	—

Total revenues	$270,106	$49,511	$24,508	$(22,505)	$321,620

Income before income taxes:
Unaffiliated customers	$236,975	$(2,093)	$(14,656)	$—	$220,226
Intersegment	1,754	(660)	21,974	(23,068)	—

Total income before income taxes	$238,729	$(2,753)	$7,318	$(23,068)	$220,226

Identifiable assets	$7,787,223	$8,822,514	$187,562	$—	$16,797,299

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(Dollars in thousands) Six months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2004:
Revenues:
Unaffiliated customers	$569,477	$119,155	$774	$—	$689,406
Intersegment	11,316	(2,715)	55,176	(63,777)	—

Total revenues	$580,793	$116,440	$55,950	$(63,777)	$689,406

Income before income taxes:
Unaffiliated customers	$477,972	$28,709	$(31,102)	$—	$475,579
Intersegment	14,100	(2,819)	54,004	(65,285)	—

Total income before income taxes	$492,072	$25,890	$22,902	$(65,285)	$475,579

Identifiable assets	$8,791,608	$7,961,957	$97,941	$—	$16,851,506

2003:
Revenues:
Unaffiliated customers	$493,191	$116,152	$3,039	$—	$612,382
Intersegment	2,988	(2,653)	44,800	(45,135)	—

Total revenues	$496,179	$113,499	$47,839	$(45,135)	$612,382

Income before income taxes:
Unaffiliated customers	$429,312	$7,046	$(34,452)	$—	$401,906
Intersegment	4,009	(1,747)	43,948	(46,210)	—

Total income before income taxes	$433,321	$5,299	$9,496	$(46,210)	$401,906

Identifiable assets	$7,787,223	$8,822,514	$187,562	$—	$16,797,299

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and six months ended June 30, 2004 and 2003:

(Dollars in thousands)	Three Months		Six Months
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2004:
United States	$306,014	$146,019	$480,297	$272,279
United Kingdom	25,525	16,552	53,376	30,352
Japan	6,581	7,731	13,515	15,211
Italy	6,207	1,929	7,619	3,876
Mexico	3,774	1,732	7,731	3,548
Australia	687	2,115	924	3,534
Germany	519	1,510	1,100	3,182
Internationally diversified (1)	7,581	15,228	13,835	28,534
Other international	6,308	8,586	11,233	17,757

Total	$363,196	$201,402	$589,630	$378,273

2003:
United States	$286,530	$122,466	$440,357	$229,321
United Kingdom	66,590	7,354	78,644	14,277
Japan	6,576	6,683	13,168	12,301
Italy	5,860	1,403	9,035	2,803
Mexico	3,614	1,754	7,969	3,761
Australia	194	1,378	4,347	2,712
Germany	390	1,493	822	2,879
Internationally diversified (1)	9,519	15,417	16,012	29,275
Other international	6,732	6,338	12,870	12,073

Total	$386,005	$164,286	$583,224	$309,402

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

(Dollars in thousands, except per share information)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$180,710	$162,571	$352,321	$300,494

Add: Stock-based employee compensation included in reported net income, net of tax	1,129	850	2,244	1,621
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,995)	(3,601)	(5,975)	(7,124)

Pro-forma net income	$178,844	$159,820	$348,590	$294,991

Earnings per share:
As reported	$1.67	$1.53	$3.26	$2.83

Pro-forma	$1.65	$1.50	$3.22	$2.78

Earnings per diluted share:
As reported	$1.63	$1.48	$3.18	$2.75

Pro-forma	$1.61	$1.46	$3.15	$2.71

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(4) Special Purpose and Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (“VIE”), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries”.

Ambac has involvement with special purpose entities, including VIEs in two ways. First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage-backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $150,779 at June 30, 2004 and $189,482 at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299,600 of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-backed floating

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

rate notes of a Korean mortgage-backed securities issuer. Ambac’s creditors do not have rights with regard to the assets of the VIE. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40,000. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes.

The following table provides supplemental information about assets and liabilities associated with this entity under the balance sheet caption “Variable interest entity”:

	At June 30, 2004	At December 31, 2003
Assets:
Cash	$199	$90
Investment in mortgage-backed security	150,357	189,151
Investment income due and accrued	223	241

Total	$150,779	$189,482

Liabilities:
Floating rate notes payable	$150,357	$189,151
Accrued interest payable	183	294
Other	239	37

Total	$150,779	$189,482

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

As of June 30, 2004, there have been 14 individual transactions (1 in 2004) processed through the QSPEs of which 10 are outstanding. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The cash flows of the MTNs approximately match the cash flows of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of June 30, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2003 is included in the disclosure in Note 12 “Guarantees in Force” of Ambac’s 2003 Annual Report. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during the six months ended June 30, 2004 and the year ended December 31, 2003 were $195,000 and $250,000, respectively. No gains or losses were recognized on these sales. As of June 30, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,868,368, $1,759,178 and $88,509, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2,838 and $5,278 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $197 and $461 for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1,800,000 at June 30, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

(5) Pension and Postretirement Benefits

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions for 2004 are estimated to be approximately $2,300. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Net periodic pension costs for the three and six months ended June 30 include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$409	$414	$817	$827
Interest cost	332	287	663	575
Expected return on plan assets	(488)	(416)	(975)	(832)
Amortization of prior service cost	(36)	(33)	(72)	(66)
Recognized net loss	51	10	102	19

Net periodic pension cost	268	262	535	523
Other	—	—	136	—

Total pension expense	$268	$262	$671	$523

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $82 and $130 for the three and six months ended June 30, 2004, respectively, compared to $36 and $79 for the three and six months ended June 30, 2003, respectively.

(6) Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 108,788,873 were issued as of June 30, 2004. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of June 30, 2004.

(7) Accounting Standards

In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-1”), in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act. Ambac plans to recognize the effects of the Act later in 2004. Measurements of the accumulated projected benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the effects of the Act on Ambac’s postretirement benefit plans. The Act is not expected to have a material effect on Ambac’s operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits, principally to its clients which include municipalities and other public entities, health care organizations and asset-backed issuers. Additional information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

Ambac Assurance, which serves the global capital markets, is primarily engaged in guaranteeing public finance and structured finance debt obligations and is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee insurance policies written by Ambac Assurance generally guarantee payment when due of the principal of and interest on the guaranteed obligation. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement.

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation (generally a fixed income obligation). Upon a credit event, Ambac Credit Products is required to either (i) purchase the underlying obligation at its par value and a realize a loss for the difference between the par and market value of the underlying obligation or (ii), make a payment equivalent to the difference between the par value and market value of the underlying obligation. Substantially all of Ambac’s structured credit derivative contracts are structured with first loss protection. Structured credit derivatives issued by Ambac Credit Products are guaranteed by Ambac Assurance.

In addition to the guarantees on fixed income obligations described above, Ambac, from time to time, enters into transactions that expose the company to risks which may not be correlated to credit risk, for example weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac underwrites such risks so that significant first loss must occur before Ambac would become liable in respect of such risks. Additionally, Ambac underwrites such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

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

The liability for loss and loss expenses consists of active credit reserves and case basis credit reserves. Active credit reserves are established based upon estimated probable debt service defaults resulting from losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of the financial guarantee portfolio. When defaults occur, case basis credit loss reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under salvage or subrogation rights. These reserves are discounted in accordance with discount rates prescribed or permitted by state regulatory authorities. All or parts of case basis credit loss reserves are allocated from any active credit reserves available. Management believes that the reserves for loss and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are necessarily based on estimates and there can be no assurance that the ultimate liability will not exceed such estimates.

The following financial instruments are carried in the accompanying balance sheets at fair value: fixed income investment securities, derivatives used for hedging purposes, derivatives held for trading purposes and certain hedged investment agreements. The fair values of fixed income investment securities are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When quotes are not available, fair values are estimated based upon internal valuation models. The fair values of all derivatives are based on quoted dealer prices or pricing valuation models. All valuation models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six month periods ended June 30, 2004 and 2003, and its financial condition as of June 30, 2004 and December 31, 2003. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended June 30, 2004 was $180.9 million or $1.63 per diluted share, an increase of $18.1 million, compared to $162.8 million or $1.48 per diluted share. Ambac’s income before income taxes was $244.5 million for the three months ended June 30, 2004, an increase of 11% from income before income taxes of $220.2 million in the three months ended June 30, 2003. Of the $244.5 million of income before income taxes in the second quarter of 2004, $250.8 million was from Financial Guarantee, $9.3 million from Financial Services and $(15.6) million from Corporate, compared to $237.0 million, $(2.1) million and $(14.7) million for Financial Guarantee, Financial Services and Corporate, respectively in the second quarter of 2003.

Ambac’s income from continuing operations for the six months ended June 30, 2004 was $352.7 million or $3.18 per diluted share, an increase of $51.9 million, compared to $300.8 million or $2.75 per diluted share. Ambac’s income before income taxes was $475.6 million for the six months ended June 30, 2004, an increase of 18% from income before income taxes of $401.9 million in the six months ended June 30, 2003. Of the $475.6 million of income before income taxes in the first half of 2004, $478.0 million was from Financial Guarantee, $28.7 million from Financial Services and $(31.1) million from Corporate, compared to $429.3 million, $7.0 million and $(34.4) million for Financial Guarantee, Financial Services and Corporate, respectively in the first half of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate consists primarily of Ambac’s interest expense and other expenses, partially offset by investment income. Financial Guarantee income before income taxes for the three months ended June 30, 2004 increased as a result of (i) higher net premiums earned and other credit enhancement fees and (ii) higher net investment income, partially offset by (i) lower net mark-to-market gains on credit derivative contracts, (ii) lower net realized investment gains, (iii) a higher provision for loss and loss expenses, and (iii) higher underwriting and operating expenses. The Financial Services increase in the second quarter of 2004 is primarily attributable to higher derivative product revenues driven by a $12.0 million mark-to-market adjustment in the second quarter of 2003, partially offset by lower arbitrage business revenues. Financial Guarantee income before income taxes for the first half of 2004 increased as a result of (i) higher net premiums earned and other credit enhancement fees and (ii) higher net investment income, and (iii) higher net mark-to-market gains on credit derivative contracts, partially offset by (i) lower net realized investment gains, (ii) increased other loss, (iii) a higher provision for loss and loss expenses, and (iv) higher underwriting and operating expenses. The Financial Services increase in the first half of 2004 is primarily attributable to higher derivative product revenues as mentioned above and higher arbitrage business revenues.

Included in the second quarter and six months income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers that had been downgraded by the rating agencies in 2003. Included in ceded premiums written in the Consolidated Statement of Operations is $64.8 million in returned premiums from the cancellation, of which approximately $54.4 million was deferred. The difference, $10.4 million included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $10.4 million in earned premiums, expenses were increased by approximately $3.5 million of reinsurance commissions. The net impact of this cancellation to the Consolidated Statements of Operations in 2004 amounted to approximately $7.0 million, $4.5 million after-tax, or $0.04 per diluted share.

Net Loss From Discontinued Operations

As previously disclosed, Ambac had entered into an agreement during the fourth quarter of 2003 to sell the operations of Cadre Financial Services, Inc. and Ambac Securities, Inc., its former investment advisory and cash management business. The transaction closed during the first quarter of 2004. This business had been part of the Financial Services segment. The net loss from discontinued operations for the three and six months ended June 30, 2004 were $0.2 million and $0.3 million, flat compared to the three and six months ended June 30, 2003.

Financial Guarantee

Ambac provides financial guarantees for obligations through its principal operating subsidiary, Ambac Assurance, as well as credit protection in the form of structured credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

Ambac Assurance guaranteed $31.8 billion in par value bonds during the three months ended June 30, 2004, a decrease of 6% from $33.8 billion in par value bonds guaranteed during the comparable prior year period. During the six months ended June 30, 2004, Ambac Assurance guaranteed $53.6 billion in par value bonds, a 15% decrease from $63.4 billion in par during the first six months of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2004 and December 31, 2003:

(Dollars in billions)	June 30, 2004	December 31, 2003

Public Finance	$230.8	$215.3
Structured Finance	123.0	124.1
International Finance	83.7	86.4

Total net par outstanding (1)	$437.5	$425.8

(1)	Net par outstanding increased by $8.5 billion in 2004 as a result of the reinsurance cancellation noted above.

The following table provides a rating distribution of financial guarantee net par based upon internal Ambac Assurance credit ratings at June 30, 2004 and December 31, 2003:

	Percentage of Guaranteed Portfolio (1)
	June 30, 2004	December 31, 2003
AAA	8	10
AA	22	22
A	48	47
BBB	21	20
Below investment grade	1	1

Total	100	100

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities. Although Ambac guarantees the full range of Public Finance obligations, Ambac concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these transactions include stadium financings, student housing and military housing. Included in transportation obligations is exposure to U.S. airports.

Public Finance bond obligations par value written for the second quarter of 2004 was $14.1 billion, compared to $12.7 billion of par value written for the second quarter of 2003. During the six months ended June 30, 2004, par value written was $22.0 billion, compared to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$20.5 billion in the six months ended June 30, 2003. The increase in guaranteed Public Finance obligations for the three and six months ended June 30, 2004 compared to June 30, 2003 was primarily due to an increase in Ambac’s market share, from 19% in the three and six months ended June 30, 2003 to 22% in the three and six months ended June 30, 2004. Although municipal issuance was down modestly for the three and six months ended June 30, 2004 compared with their comparative prior year periods, insured market penetration rose to nearly 60% in the second quarter of 2004 compared to 52% in the second quarter of 2003. The insured market penetration for the six months ended June 30, 2004 was 54% compared with 53% for the six months ended June 30, 2003.

Structured Finance:

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, leases and pooled debt obligations originated in the United States (“Structured Finance”). Included within Structured Finance are exposures to Enhanced Equipment Trust Certificates which are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral. Ambac issues a financial guarantee on the most senior tranche of the structures. Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another component in Structured Finance is the credit enhancement of pooled debt obligations including structured credit derivatives. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). Ambac’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), or excess spread (i.e., interest cash flows on the Securitized Assets is in excess of the interest on the debt obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations.

Structured Finance bond obligations par value written for the second quarter of 2004 was $12.7 billion, compared to $17.1 billion of par value written for the second quarter of 2003. During the six months ended June 30, 2004, par value written was $19.6 billion, compared to $30.7 billion in the six months ended June 30, 2003. The decrease in Structured Finance obligations guaranteed for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 resulted primarily from significantly lower par written in the mortgage-backed and asset-backed sectors of the market.

International Finance:

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside the United States (“International Finance”). Ambac’s emphasis internationally has been on Western Europe, Japan and Australia. In the United Kingdom, Ambac has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain infrastructure finance activities. Ambac also participates in less developed markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Finance bond obligations par value written for the second quarter of 2004 was $5.0 billion, compared to $4.0 billion of par value written for the second quarter of 2003. During the six months ended June 30, 2004, par value written was $12.0 billion, compared to $12.2 billion in the six months ended June 30, 2003. International Finance obligations guaranteed during the three months ended June 30, 2004 increased from its comparable 2003 period primarily due to higher mortgage-backed bonds guaranteed, partially offset by lower pooled debt obligations guaranteed. International Finance obligations guaranteed during the six months ended June 30, 2004 is relatively flat as compared with the six months ended June 30, 2003 where decreases in pooled debt obligations and transportation revenue obligations were partially offset by higher asset-backed, and mortgage-backed obligations guaranteed.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and six months ended June 30, 2004 were $363.2 million and $589.6 million, respectively, a decrease of $22.8 million or 6% from 386.0 million in the three months ended June 30, 2003 and an increase of $6.4 million or 1% from $583.2 million in the six months ended June 30, 2003. Up-front premiums written during the three and six months ended June 30, 2004 were $236.3 million and $355.5 million, respectively, a decrease of 17% from $283.5 million in the three months ended June 30, 2003 and a decrease of 8% from $385.1 million in the six months ended June 30, 2003. The decreases in up-front gross premiums written was primarily a result of decreased up-front premiums written in both the Structured and International Finance sector, partially offset by higher up-front gross premiums written in the Public Finance sector.

Installment premiums written for the three and six months ended June 30, 2004 were $126.9 million and $234.1 million, respectively, an increase of 24% from $102.5 million in the three months ended June 30, 2003, and an increase of 18% from $198.1 million in the six months ended June 30, 2003.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended June 30,
(Dollars in Millions)	2004		2003
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$231.5	$14,020	$204.9	$12,526
Installment	6.0	112	3.2	195

Total Public Finance	237.5	14,132	208.1	12,721

Structured Finance:
Up-front	3.0	331	17.5	852
Installment	65.5	12,366	61.0	16,209

Total Structured Finance	68.5	12,697	78.5	17,061

International Finance:
Up-front	1.8	228	61.1	1,196
Installment	55.4	4,758	38.3	2,773

Total International Finance	57.2	4,986	99.4	3,969

Total	$363.2	$31,815	$386.0	$33,751

Total up-front	$236.3	$14,579	$283.5	$14,574
Total installment	126.9	17,236	102.5	19,177

Total	$363.2	$31,815	$386.0	$33,751

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
(Dollars in Millions)	2004		2003
	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$326.2	$21,819	$282.4	$20,310
Installment	12.5	189	7.9	211

Total Public Finance	338.7	22,008	290.3	20,521

Structured Finance:
Up-front	15.0	1,103	33.2	1,892
Installment	126.6	18,486	116.9	28,856

Total Structured Finance	141.6	19,589	150.1	30,748

International Finance:
Up-front	14.3	2,073	69.5	1,828
Installment	95.0	9,902	73.3	10,329

Total International Finance	109.3	11,975	142.8	12,157

Total	$589.6	$53,572	$583.2	$63,426

Total up-front	$355.5	$24,995	$385.1	$24,030
Total installment	234.1	28,577	198.1	39,396

Total	$589.6	$53,572	$583.2	$63,426

Reinsurance. Ambac’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility to cede those transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three and six months ended June 30, 2004 were ($15.9) million and $17.9 million, respectively, a decrease from $42.3 million in the three months ended June 30, 2003 and a decrease from $73.5 million in the six months ended June 30, 2003.

In the second quarter of 2004, Ambac completed the cancellation of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company, both of which had been downgraded by the rating agencies in 2003. The net par that was recaptured totaled approximately $8.5 billion. Included in ceded premiums written is $64.8 million in return premiums from the cancellations. Excluding the return premiums, ceded premiums as a percentage of gross premiums written were 14% for both the three and six months ended June 30, 2004, compared with 11% and 13% for the three and six months ended June 30, 2003, respectively. The increase in ceded premiums as a percentage of gross premiums resulted from higher cessions of Public Finance transactions.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would nonetheless, be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral at June 30, 2004 amounting to approximately $92.4 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	June 30, 2004	December 31, 2003
AAA	$19.3	$19.3
AA	17.2	15.9
A	2.7	7.7
Not rated	2.3	6.7

Total	$41.5	$49.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and six months ended June 30, 2004 were $201.4 million and $378.3 million, an increase of 23% from $164.3 million for the three months ended June 30, 2003 and an increase of 22% from $309.4 million for the six months ended June 30, 2003. These increases were primarily the result of the larger Financial Guarantee book of business and higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “accelerated earnings”).

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low interest rate environment continues to prompt the high levels of refundings. When interest rates rise in the future, refundings should decline. Net premiums earned during the three and six months ended June 30, 2004 included $33.1 million and $48.3 million, respectively, from accelerated earnings as compared to $21.1 million and $33.2 million for the three and six months ended June 30, 2003, respectively. Included in the three and six months ended June 30, 2004 accelerated earnings amounts was approximately $10.4 million from the cancellation of certain reinsurance contracts as previously mentioned. This is a result of the difference between the negotiated amount of returned premiums ($64.8 million) and the associated unearned premium remaining on the underlying guarantees ($54.4 million).

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 20% from $130.9 million in the second quarter of 2003 to $156.5 million in the second quarter of 2004. Normal net premiums earned for the six months ended June 30, 2004 were $306.8 million, an increase of 21% from $253.5 million in the six months ended June 30, 2003. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended June 30, 2004 increased 19%, 14% and 29% for Public, Structured and International Finance, respectively, from the three months ended June 30, 2003. Normal net premiums earned during the six months ended June 30, 2004 increased 19%, 18% and 28% for Public, Structured and International Finance, respectively, from the six months ended June 30, 2003. The growth in normal earned premiums in Structured Finance and International Finance that has been exhibited over the past several years has moderated as those lines of business have grown significantly, resulting in more difficult comparisons quarter on quarter. Additionally, in the mortgage-backed sector, financial guarantors have faced increased competition from senior/subordinated debt structures over the past few quarters resulting in lower premiums written. This combined with the continued high level of run-off in the mortgage-backed securities book adversely impacted earned premiums. Similarly, due to a tight credit spread environment in International Finance, the pooled debt obligation market has decreased significantly, adversely impacting earned premium growth and other credit enhancement fee growth. Competitive and credit trends such as the ones we are currently experiencing in domestic mortgage-backed securities and international pooled debt obligations are a normal part of Ambac’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The mortgage-backed securities and pooled debt obligation exposures have relatively short average lives. As a result, the earnings from those types of exposures are recognized quickly and can bring some volatility to the traditionally stable earned premium line. A significant portion of the recent premium writings in public finance and for certain bond types within structured finance and international are for longer-term transactions. While the earned premium impact from such writings is not as immediate as the mortgage-backed or pooled debt obligations, they do contribute to some stability of the earned premiums over time.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three and six months ended June 30, 2004 were $11.8 million and $23.2 million, respectively, a decrease of 4% from $12.3 million in the three months ended June 30, 2003 and an increase of 2% from $22.7 million in the six months ended June 30, 2003. Credit spreads on corporate credits in the current environment have narrowed and this has had a significant adverse impact on new credit derivative business in the last few quarters (when credit spreads are narrow, the demand for guaranteed products is reduced).

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Public Finance	$50.7	$42.4	$99.8	$83.7
Structured Finance	65.8	57.6	129.7	109.7
International Finance	40.0	30.9	77.3	60.1

Total normal premiums earned	156.5	130.9	306.8	253.5
Accelerated earnings	33.1	21.1	48.3	33.2

Total net premiums earned	189.6	152.0	355.1	286.7
Other credit enhancement fees	11.8	12.3	23.2	22.7

Total net premiums earned and other credit enhancement fees	$201.4	$164.3	$378.3	$309.4

Net Investment Income. Net investment income for the three and six months ended June 30, 2004 was $88.1 million and $174.8 million, an increase of 10% from $79.9 million in the three months ended June 30, 2003 and an increase of 12% from $156.5 million in the six months ended June 30, 2003. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) capital contributions from Ambac Financial Group, Inc. totaling approximately $210 million during 2003. The growth in investment income was partially offset by lower reinvestment rates. Investments in tax-exempt securities amounted to 73% of the total fair value of the portfolio as of June 30, 2004, versus 72% at June 30, 2003. The average pre-tax yield-to-maturity on the investment portfolio was 4.77% as of June 30, 2004 compared with 5.04% at June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Realized Investment Gains. Net realized investment gains in the three and six months ended June 30, 2004 were $3.3 million and $15.2 million, respectively, compared to net realized gains of $12.8 million and $26.7 million for the three and six months ended June 30, 2003, respectively. The following table details amounts included in net realized investment gains:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net gains on securities sold	$1.1	$5.8	$12.8	$19.8
Foreign exchange gains on investments	2.2	7.0	2.4	6.9

Net securities gains	$3.3	$12.8	$15.2	$26.7

Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three and six months ended June 30, 2004 were $3.3 million and $10.2 million, respectively, compared to net mark-to-market gains (losses) of $10.0 million and ($2.2) million in the three and six months ended June 30, 2003, respectively. The changes in estimated fair value of structured credit derivative contracts reflects net mark-to-market gains and losses due to changes in credit spreads on the underlying obligations. Net losses paid on structured credit derivatives in the three and six months ended June 30, 2004 was 0 as compared to $1.2 million for the three and six months ended June 30, 2003.

Other Income (Loss). Other income (loss) for the three and six months ended June 30, 2004 was $1.4 million and ($10.9) million, respectively, compared to other income of $1.9 million and $2.8 million for the three and six months ended June 30, 2003, respectively. Included in other income are deal structuring fees, commitment fees and income from Ambac’s QSPEs. Ambac provides clients, on a limited basis the ability to fund through a medium-term note (“MTN”) conduit vehicle. This conduit issues MTNs and purchases client issued fixed income securities with the proceeds. An equity loss of approximately $15 million was recorded during the first quarter from this funding conduit. The loss relates to a mark-to-market on certain derivative contracts used to hedge interest rate risk associated with underlying investments and MTN liabilities. The derivatives serve as effective economic hedges; however, they did not meet the requirements of effective accounting hedges as defined in FASB No. 133, as amended (“FAS 133”). Therefore, the change in the market value of the derivatives was recorded through the income statement without taking the offsetting gain from the hedged instruments.

Loss and Loss Expenses. Loss and loss expenses for the three and six months ended June 30, 2004 were $17.5 million and $35.0 million, respectively, compared to $10.9 million and $20.7 million for the three and six months ended June 30, 2003. Losses and expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business. Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation. The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made. The trustee reports payment defaults at or prior to the scheduled payment date. Subsequent claims would be paid if payment defaults continue and would be based on the interest and principal payment schedule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The liability for loss and loss expenses consists of case basis credit and active credit reserves. Case basis credit reserves are established for losses on guaranteed obligations that have already defaulted. These reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the scheduled debt service of the insured obligation). Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. Consistent with industry practice, Ambac establishes and accrues an active credit reserve, which is separate from the case basis credit reserves noted above. Ambac believes, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are probable and estimable in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights. The active credit reserves are established based upon probable debt service defaults from losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of the financial guarantee portfolio. Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period. Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for ongoing monitoring of the insured portfolio on a regular basis to identify deteriorating credits. Senior Management meets with Surveillance to review the status of their work to determine the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at June 30, 2004 and December 31, 2003.

(Dollars in millions)	June 30, 2004	December 31, 2003
Net loss and loss expense reserves:
Case basis reserves (*)	$85.2	$54.7
Active credit reserves	150.8	132.2

Total	$236.0	$186.9

(*)	After netting reinsurance recoverable amounting to $2.1 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2004 and the year-ended December 31, 2003:

(Dollars in millions)	June 30, 2004	December 31, 2003
Beginning balance of net loss reserves	$186.9	$167.6
Additions to loss reserves	35.0	53.4
Losses paid	(20.7)	(45.6)
Recoveries of losses paid from reinsurers	1.9	4.0
Other recoveries, net of reinsurance	32.9	7.5

Ending balance of net loss reserves	$236.0	$186.9

Additions (reductions) made to the case basis credit reserve totaled $30.5 million and $5.7 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. The increase during the six months was primarily due to $33.0 million of recoveries (net of reinsurance) received and an increase of $18.0 million in reserves for a healthcare credit, offset by $18.8 million in net claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide details of losses paid, net of recoveries received for the six months ended June 30, 2004 and 2003 and net case basis credit reserves at June 30, 2004 and December 31, 2003 by market sector:

(Dollars in millions)	June 30, 2004	June 30, 2003
Net losses paid:
Public Finance	$0.8	$1.8
Structured Finance	(16.7)	8.4
International Finance	1.8	0.2

Total	$(14.1)	$10.4

(Dollars in millions)	June 30, 2004	December 31, 2003
Net case basis credit reserves (*):
Public Finance	$41.1	$22.6
Structured Finance	37.4	26.7
International Finance	6.7	5.4

Total	$85.2	$54.7

(*)	After netting reinsurance recoverable amounting to $2.1 million and $2.5 million at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 future estimated claim payments, net of estimated recoveries, through 2018 for exposures with case basis credit reserves totaled $95.0 million. Related future payments are $19.6 million, $37.2 million, $18.5 million, $12.0 million and $11.6 million for the remainder of 2004, 2005, 2006, 2007 and 2008, respectively.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2004 were $29.2 million and $54.9 million, respectively, an increase of 39% from $21.0 million in the three months ended June 30, 2003 and an increase of 27% from $43.2 million in the six months ended June 30, 2003. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses related to the acquisition of new insurance contracts and reinsurance commissions, plus the amortization of previously deferred expenses and reinsurance commissions. The increases in gross underwriting and operating expenses reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff. Included in the 2004 numbers above are approximately $3.5 million of reinsurance commissions returned in excess of the unamortized reinsurance commissions previously deferred as a result of the cancellation of certain reinsurance contracts, previously mentioned under the heading “Income From Continuing Operations”. For the three and six months ended June 30, 2004, gross underwriting and operating expenses were $37.9 million and $73.4 million, respectively, an increase of 6% from $35.6 million for the three months ended June 30, 2003 and an increase of 9% from $67.3 million for the six months ended June 30, 2003. Underwriting and operating expenses deferred for the three and six months ended June 30, 2004 were $22.6 million and $42.6 million, respectively, compared to $21.8 million and $40.6 million for the three and six months ended June 30, 2003. The amortization of previously deferred expenses and reinsurance commissions for the three and six months ended June 30, 2004 were ($4.6) million and $5.5 million, respectively, compared to $9.7 million and $19.0 million for the three and six months ended June 30, 2003, respectively.

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

Net Revenues. Financial Services net revenue is defined and analyzed by management as gross interest income less gross interest expense from investment and payment agreements plus revenue from derivative products, and excludes net realized and net mark-to-market gains and losses. Net revenues for the three and six months ended June 30, 2004 was $12.8 million and $29.8 million, respectively, an increase from ($4.2) million in the three months ended June 30, 2003 and an increase from $6.9 million in the six months ended June 30, 2003. The increases are primarily driven by a ($12.0) million mark-to-market adjustment in the second quarter of 2003 resulting from the increase in the ratio of tax-exempt interest rates to taxable interest rates. During the second quarter of 2003, the ratio had risen higher than historical averages, impacted by the historically low interest rate environment and large supply of municipal debt. The ratio has largely come back down to historical levels since that time and the mark-to-market was largely reversed in later periods.

Net realized investment (losses) gains were ($0.1) million and $5.8 million for the three and six months ended June 30, 2004, respectively, compared to $4.6 million and $4.9 million for the three and six months ended June 30, 2003, respectively. Gains and losses from investment securities are due to the normal operations of the investment agreement business, and shaping of the investment portfolio to maximize yield within our defined risk guidelines. Ambac does not maintain a trading portfolio.

Other Expenses. Other expenses for the three and six months ended June 30, 2004 were $3.4 million and $7.1 million, respectively, up 31% from $2.6 million in the three months ended June 30, 2003 and up 29% from $5.5 million in the six months ended June 30, 2003. The increases are primarily attributable to increased business activity in the derivative products business.

Corporate Items

Interest Expense. Interest expense for the three and six months ended June 30, 2004 was $13.5 million and $27.1 million, respectively, a decrease of 7% from $14.5 million in the three months ended June 30, 2003 and is flat compared to $27.0 million in the six months ended June 30, 2003. The decrease in the second quarter of 2004 is primarily attributable to interest expense on the redemption at par of Ambac’s $200 million, 7.08% Debentures in April 2003.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and six months ended June 30, 2004 were $2.6 million and $4.8 million, respectively, compared to $2.2 million and $10.5 million for the three and six months ended June 30, 2003, respectively. The decrease in expenses during the first half of 2004 is primarily attributable to a $6.5 million write-off of previously deferred debt issuance expenses in the first quarter of 2003, related to the 1998 issuance of $200 million, 7.08% Debentures, that was redeemed at par at the end of April 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income Taxes. Income taxes for the three and six months ended June 30, 2004 were at an effective rate of 26.0% and 25.8%, respectively, compared to 26.1% and 25.2% for the three and six months ended June 30, 2003, respectively. The increase in the six month effective rate is caused predominantly from an increase in the ratio of taxable underwriting profits to tax-exempt investment income.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the six months ended June 30, 2004, Ambac Assurance paid dividends of $51.5 million on its common stock to Ambac.

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

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate and total return swaps, operating expenses, and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow and the maturity of its invested assets. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of matching the maturity schedule of its obligations under the investment agreements) and net receipts from interest rate and total return swaps. Additionally, from time to time, liquidity needs of the Financial Services subsidiaries are satisfied by short-term inter

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

company loans from Ambac Assurance. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Credit Facilities. Beginning in July 2004, Ambac and Ambac Assurance have a new revolving credit facility with six major international banks for $300 million, which expires in July 2005 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. This new facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.0 billion.

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

Shares Repurchased. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. The following table summarizes Ambac’s repurchase program during the first half of 2004:

(In thousands, except per share amounts)	Total Shares Repurchased	Average Price Per Share	Shares Remaining for Repurchase
January 2004	—	$—	3,150
February 2004	20	$74.09	3,130
March 2004	298	$78.90	2,832

First quarter 2004	318	$78.60	2,832

April 2004	339	$73.19	2,493
May 2004	27	$64.61	2,466
June 2004	—	$—	2,466

Second quarter 2004	366	$72.55	2,466

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Balance Sheet. Total assets as of June 30, 2004 were $16.85 billion, an increase of 1% from total assets of $16.75 billion at December 31, 2003. This increase was due primarily to cash generated from business written during the period, partially offset by a decline in the unrealized gains in the investment portfolio driven by higher interest rates during the period. As of June 30, 2004, stockholders’ equity was $4.46 billion, a 5% increase from year-end 2003 stockholders’ equity of $4.25 billion. The increase stemmed primarily from net income during the period, partially offset by the reduction in “Accumulated Other Comprehensive Income” driven by higher interest rates during the period.

Investments. The Financial Guarantee and the Financial Services investment portfolios are subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Ambac has a review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost for a continuous period of at least six months; (ii) recent credit downgrades by rating agencies; (iii) the financial condition of the issuer; (iv) whether scheduled interest payments are past due; and (v) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of June 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	June 30, 2004		December 31, 2003
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$2,086.4	$49.7	$208.8	$1.2
7 – 12 months	14.3	0.5	225.1	4.8
Greater than 12 months	107.0	6.6	6.5	0.4

	2,207.7	56.8	440.4	6.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	38.5	0.8	100.6	1.8
7 – 12 months	—	—	—	—
Greater than 12 months	42.5	4.7	100.8	4.6

	81.0	5.5	201.4	6.4

Foreign government obligations in continuous unrealized loss for:
0 – 6 months	35.0	0.3	36.6	0.7
7 – 12 months	36.5	1.2	—	—
Greater than 12 months	—	—	—	—

	71.5	1.5	36.6	0.7

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	92.5	2.7	50.2	0.4
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	92.5	2.7	50.2	0.4

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,560.2	29.7	969.6	10.7
7 – 12 months	306.5	8.3	616.2	9.6
Greater than 12 months	495.4	11.9	166.0	1.7

	2,362.1	49.9	1,751.8	22.0

Other in continuous unrealized loss for:
0 – 6 months	0.4	—	—	—
7 – 12 months	—	—	0.2	—
Greater than 12 months	1.2	0.3	1.5	0.4

	1.6	0.3	1.7	0.4

Total	$4,816.4	$116.7	$2,482.1	$36.3

There were no impairment write-downs during the six months ended June 30, 2004 and 2003. The net realized investment gains in the three and six months ended June 30, 2004 and 2003 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios. The unrealized loss on these securities reflects the current interest rate environment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2004 were as follows:

(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$5,995,361	$6,145,697
Corporate obligations	703,737	729,386
Foreign government obligations	166,570	181,025
U.S. government obligations	123,371	121,560
Mortgage and asset-backed securities (includes U.S. government agency obligations)	5,875,439	5,880,013
Short-term	238,184	238,184

	13,102,662	13,295,865

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities (includes U.S. government agency obligations)	661,637	656,938

Total	$13,764,299	$13,952,803

Approximately 47% of the mortgage and asset-backed securities in the investment portfolio is composed of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), as of June 30, 2004 and December 31, 2003.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $7.83 billion and $7.33 billion at June 30, 2004 and December 31, 2003, respectively:

Rating (1)	June 30, 2004	December 31, 2003
AAA(2)	80%	75%
AA	16	16
A	1	6
BBB	1	1
Below investment grade	<1	<1
Not Rated	1	1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations (including GNMA’s, FNMA’s and FHLMC’s), which comprised approximately 20% and 15% of the Financial Guarantee investment portfolio as of June 30, 2004 and December 31, 2003, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides the ratings distribution of the Financial Services investment portfolio, at fair values of $6.06 billion and $6.39 billion at June 30, 2004 and December 31, 2003, respectively:

Rating (1)	June 30, 2004	December 31, 2003
AAA(2)	90%	92%
AA	3	2
A	4	3
BBB	3	2
Below investment grade	<1	<1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations (including GNMA’s, FNMA’s and FHLMC’s), which comprised approximately 26% and 31% of the Financial Services investment portfolio as of June 30, 2004 and December 31, 2003, respectively.

Special Purpose and Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (VIE), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries”.

Ambac has involvement with special purpose entities, including VIEs in two ways. First, Ambac is a provider of financial guarantee insurance for various securitized asset-backed debt obligations, including mortgage-backed security obligations, collateralized debt obligations (“CDO”) and other asset-backed securitization obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”).

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by the special purpose entities, including VIEs. The first loss with regards to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $150.8 million at June 30, 2004 and $189.5 million at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299.6 million of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-backed floating rate notes of a Korean mortgage-backed securities issuer. Ambac’s creditors do not have rights with regard to the assets of the VIE. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40 million. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes.

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

As of June 30, 2004, there have been 14 individual transactions processed through the QSPEs of which 10 remain. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The cash flows of the MTNs approximately match the cash flows of the assets purchased. Derivative contracts (interest rate and currency

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of June 30, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the six months ended June 30, 2004 and the year ended December 31, 2003 were $195.0 million and $250.0 million, respectively. No gains or losses were recognized on these sales. As of June 30, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,868.4 million, $1,759.2 million and $88.5 million, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2.8 million and $5.3 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $0.2 million and $0.5 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final Statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft, if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1.8 billion at June 30, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows. Net cash provided by operating activities was $541.0 million and $508.8 million during the six months ended June 30, 2004 and 2003, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash (used in) provided by financing activities was ($262.7) million and $64.4 million during the six months ended June 30, 2004 and 2003, respectively. Financing activities for the six months ended June 30, 2004 included ($284.0) million in net investment and payment agreement draws paid (net of investment and payment agreement issued). Financing activities for the six months ended June 30, 2003 included ($106.7) million in net investment and payments agreements draws paid (net of investment and payment agreement issued). Financing activities for the six month ended June 30, 2003 also included proceeds from the issuance of debentures of $363.2 million, partially offset by $200 from the redemption of debentures.

Net cash used in investing activities was $269.6 million during the six months ended June 30, 2004, of which $2,776.1 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $2,454.6 million. For the six months ended June 30, 2003, $572.0 million was used in investing activities, of which $3,849.5 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $3,175.0 million.

Net cash provided by operating, investing and financing activities was $8.7 million and $1.2 million during the six months ended June 30, 2004 and 2003, respectively.

Material Commitments. Ambac has no material changes in the contractual obligations table as presented in Ambac’s 2003 Annual Report.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 2, 3, and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of the Company held on May 4, 2004, and received the votes set forth below:

Proposal 1. The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld
Phillip B. Lassiter	92,784,963	2,747,824
Michael A. Callen	92,262,233	3,270,554
Renso L. Caporali	93,016,698	2,516,089
Jill M. Considine	93,036,915	2,495,872
Richard Dulude	92,217,005	3,315,782
Robert J. Genader	92,814,040	2,718,747
W. Grant Gregory	92,261,913	3,270,874
Laura S. Unger	93,062,721	2,470,066
Henry D. G. Wallace	93,594,197	1,938,590

There were no broker non-votes for this proposal.

Proposal 2. The proposal to ratify an amendment to the Charter to increase the number of authorized shares of common stock from 200 million to 350 million was adopted, with 84,899,327 votes in favor, 9,970,441 votes against and 660,619 votes abstaining. There were no broker non-votes for this proposal.

Proposal 3. The proposal to ratify the amendments to the Ambac 1997 Non-Employee Directors Equity Plan was adopted, with 80,284,476 votes in favor, 7,386,515 votes against and 698,536 votes abstaining. There were 7,163,260 broker non-votes for this proposal.

Proposal 4. The proposal to ratify the selection of KPMG LLP, an independent registered public accounting firm, as auditors of Ambac and its subsidiaries for 2004 was adopted, with 93,776,837 votes in favor, 1,280,349 votes against and 473,022 votes abstaining. There were no broker non-votes for this proposal.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number	Description
10.33	U.S. $300,000,000 Revolving Credit Agreement dated as of July 29, 2004 among Ambac Financial Group, Inc. and Ambac Assurance Corporation as the Borrowers, the banks, financial institutions and other institutional lenders, as the Initial Lenders, Barclay’s Bank PLC as the Syndication Agent and Citibank, N.A., as the Administrative Agent.

10.34	Employment Agreement dated as of July 19, 2004 by and between Ambac Financial Group, Inc. and William T. McKinnon.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003.

(b) Reports on Form 8-K:

On July 22, 2004, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its July 21, 2004 press release containing unaudited financial information and accompanying discussion for the three and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: August 9, 2004	By:	/s/ Thomas J. Gandolfo
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.33	U.S. $300,000,000 Revolving Credit Agreement dated as of July 29, 2004 among Ambac Financial Group, Inc. and Ambac Assurance Corporation as the Borrowers, the banks, financial institutions and other institutional lenders, as the Initial Lenders, Barclay’s Bank PLC as the Syndication Agent and Citibank, N.A., as the Administrative Agent.

10.34	Employment Agreement dated as of July 19, 2004 by and between Ambac Financial Group, Inc. and William T. McKinnon.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2004 and December 31, 2003 and for the periods ended June 30, 2004 and 2003.