Form 10-Q
period 2004-09-30
AMBAC FINANCIAL GROUP INC
filed 2004-11-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

As of October 29, 2004, 108,667,550 shares of Common Stock, par value $0.01 per share, (net of 121,323 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003

(Dollars in Thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $13,063,997 in 2004 and $12,592,398 in 2003)	$13,530,312	$13,049,219
Fixed income securities pledged as collateral, at fair value (amortized cost of $519,902 in 2004 and $662,046 in 2003)	518,053	661,422
Short-term investments, at cost (approximates fair value)	176,705	250,382
Other (cost of $4,233 in 2004 and $4,528 in 2003)	4,453	4,417

Total investments	14,229,523	13,965,440

Cash	25,838	24,539
Securities purchased under agreements to resell	62,000	54,015
Receivable for securities and loans sold	173,973	4,425
Investment income due and accrued	143,930	159,680
Reinsurance recoverable on paid and unpaid losses	1,773	3,030
Prepaid reinsurance	286,201	325,461
Deferred acquisition costs	194,186	175,296
Loans	676,690	837,981
Derivative product assets	1,128,726	1,146,408
Other assets	69,577	51,039

Total assets	$16,992,417	$16,747,314

Liabilities and Stockholders' Equity

Liabilities:
Unearned premiums	$2,731,657	$2,545,490
Loss and loss expense reserves	229,586	189,414
Ceded reinsurance balances payable	4,325	15,383
Obligations under investment and payment agreements	6,313,378	6,545,759
Obligations under investment repurchase agreements	295,816	530,644
Variable interest entity floating rate notes	134,098	189,151
Securities sold under agreement to repurchase	159,200	225,500
Deferred income taxes	192,482	171,058
Current income taxes	33,917	43,176
Debentures	791,823	791,775
Accrued interest payable	59,932	74,235
Derivative product liabilities	932,317	946,178
Other liabilities	225,158	222,163
Payable for securities purchased	79,890	2,830

Total liabilities	12,183,579	12,492,756

Stockholders' equity:
Preferred stock	—	—
Common stock	1,088	1,073
Additional paid-in capital	672,411	606,468
Accumulated other comprehensive income	285,192	266,919
Retained earnings	3,860,248	3,380,098
Common stock held in treasury at cost	(10,101)	—

Total stockholders’ equity	4,808,838	4,254,558

Total liabilities and stockholders’ equity	$16,992,417	$16,747,314

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003

(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Financial Guarantee:
Gross premiums written	$210,587	$280,330	$800,217	$863,554
Ceded premiums written	(18,649)	(17,451)	(36,586)	(90,932)

Net premiums written	$191,938	$262,879	$763,631	$772,622

Net premiums earned	$183,499	$159,626	$538,527	$446,370
Other credit enhancement fees	11,839	11,936	35,084	34,594

Net premiums earned and other credit enhancement fees	195,338	171,562	573,611	480,964
Net investment income	89,593	80,890	264,378	237,377
Net realized investment gains	7,358	7,037	22,523	33,757
Net mark-to-market (losses) gains on credit derivative contracts	(330)	(4,053)	9,888	(6,227)
Variable interest entity	861	—	2,761	—
Other income (loss)	799	949	(10,065)	3,705
Financial Services:
Interest from investment and payment agreements	48,452	47,227	146,542	161,699
Derivative products	10,452	17,251	25,570	13,254
Net realized investment (losses) gains	(830)	(1,161)	5,013	3,788
Net mark-to-market gains on derivative hedge contracts	22	11	126	739
Corporate:
Net investment income	416	1,977	1,172	5,016
Net realized investment gains	—	—	18	—

Total revenues	352,131	321,690	1,041,537	934,072

Expenses:
Financial Guarantee:
Loss and loss expenses	17,700	15,900	52,700	36,600
Underwriting and operating expenses	26,157	23,795	81,057	66,974
Variable interest entity	739	—	2,344	—
Financial Services:
Interest from investment and payment agreements	41,736	45,890	125,106	149,482
Other expenses	3,349	3,350	10,425	8,864
Interest	13,722	13,750	40,808	40,741
Corporate	2,678	1,938	7,468	12,438

Total expenses	106,081	104,623	319,908	315,099

Income before income taxes	246,050	217,067	721,629	618,973
Provision for income taxes	61,632	56,986	184,560	158,073

Income from continuing operations	184,418	160,081	537,069	460,900

Discontinued operations:
Loss from discontinued operations	(799)	(686)	(1,349)	(1,229)
Income tax expense (benefit)	160	(274)	(60)	(492)

Net loss from discontinued operations	(959)	(412)	(1,289)	(737)

Net income	$183,459	$159,669	$535,780	$460,163

Earnings per share:
Income from continuing operations	$1.68	$1.50	$4.90	$4.33

Discontinued operations	$(0.01)	$0.00	$(0.01)	$(0.01)

Net income	$1.67	$1.50	$4.89	$4.32

Earnings per diluted share:
Income from continuing operations	$1.66	$1.45	$4.85	$4.22

Discontinued operations	$(0.01)	$0.00	$(0.01)	$(0.01)

Net income	$1.65	$1.45	$4.84	$4.21

Weighted average number of common shares outstanding:
Basic	109,771,249	106,779,009	109,468,844	106,418,669

Diluted	111,107,367	109,944,141	110,777,264	109,280,533

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Nine Months Ended September 30, 2004 and 2003

(Dollars in Thousands)

	2004		2003
Retained Earnings:
Balance at January 1	$3,380,098		$2,820,281
Net income	535,780	$535,780	460,163	460,163

Dividends declared - common stock	(37,315)		(32,979)
Exercise of stock options	(18,315)		(11,823)

Balance at September 30	$3,860,248		$3,235,642

Accumulated Other Comprehensive Income:
Balance at January 1	$266,919		$265,427
Unrealized gains on securities, $6,730 and $9,093, pre-tax in 2004 and 2003, respectively(1)		3,315		5,863
Gain on derivative hedges		14,439		(515)
Foreign currency translation gain		519		718

Other comprehensive income	18,273	18,273	6,066	6,066

Comprehensive income		$554,053		$466,229

Balance at September 30	$285,192		$271,493

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,073		$1,062
Issuance of stock	15		7

Balance at September 30	$1,088		$1,069

Additional Paid-in Capital:
Balance at January 1	$606,468		$550,289
Employee benefit plans	30,696		18,168
Issuance of stock	38,735		16,161
Capital issuance costs	(3,488)		(3,535)

Balance at September 30	$672,411		$581,083

Common Stock Held in Treasury at Cost:
Balance at January 1	$0		$(11,880)
Cost of shares acquired	(51,573)		(25,183)
Shares issued under equity plans	41,472		37,063

Balance at September 30	$(10,101)		$0

Total Stockholders’ Equity at September 30	$4,808,838		$4,089,287

(1) Disclosure of reclassification amount:

Unrealized holding gains arising during period	$22,283		$34,024
Less: reclassification adjustment for net gains included in net income	18,968		28,161

Net unrealized gains on securities	$3,315		$5,863

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30, 2004 and 2003

(Dollars in Thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$535,780	$460,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,230	2,366
Amortization of bond premium and discount	(3,199)	15,013
Current income taxes	(9,259)	(4,144)
Deferred income taxes	8,404	547
Deferred acquisition costs	(18,890)	(5,786)
Unearned premiums, net	225,427	326,983
Loss and loss expenses	41,429	16,582
Ceded reinsurance balances payable	(11,058)	(7,941)
Investment income due and accrued	15,750	1,950
Accrued interest payable	(14,303)	(16,705)
Net realized investment gains	(27,554)	(37,545)
Net mark-to-market (gains) losses on credit derivative contracts and derivative hedge contracts	(10,014)	4,266
Other, net	(32,374)	39,907

Net cash provided by operating activities	702,369	795,656

Cash flows from investing activities:
Proceeds from sales of bonds	2,357,912	2,638,940
Proceeds from matured bonds	1,131,446	2,191,984
Proceeds from the sale of Cadre Financial Services, Inc.	3,676	—
Purchases of bonds	(3,775,037)	(5,862,012)
Change in short-term investments	73,677	230,909
Securities purchased under agreements to resell	(7,985)	155,113
Loans	3,170	6,583
Other, net	4,822	(6,708)

Net cash used in investing activities	(208,319)	(645,191)

Cash flows from financing activities:
Dividends paid	(37,315)	(32,979)
Securities sold under agreements to repurchase	(66,300)	12,380
Proceeds from issuance of investment and payment agreements	1,182,043	1,369,298
Payments for investment and payment agreement draws	(1,615,492)	(1,675,679)
Proceeds from issuance of debentures	—	363,188
Payment for buyback of debentures	—	(200,000)
Capital issuance costs	(3,488)	(3,535)
Issuance of common stock	38,751	16,167
Proceeds from sale of treasury stock	41,472	37,063
Purchases of treasury stock	(51,573)	(25,183)
Net cash collateral received	19,151	—

Net cash used in financing activities	(492,751)	(139,280)

Net cash flow	1,299	11,185
Cash at January 1	24,539	25,816

Cash at September 30	$25,838	$37,001

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$126,170	$127,756

Interest expense on debt	$43,308	$42,565

Interest expense on investment agreements	$116,949	$138,561

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading provider of financial guarantees for public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Ratings and Investment Information, Inc. These triple-A ratings are an essential part of Ambac Assurance’s ability to provide financial guarantees and compete in the marketplace. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the full year ending December 31, 2004. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, which was filed with the SEC on May 10, 2004, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, which was filed with the SEC on August 9, 2004.

The consolidated financial statements include the accounts of Ambac, its subsidiaries and a variable interest entity for which Ambac is the primary beneficiary. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2)	Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantee products (including structured credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, interest rate swaps, total return and currency swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three and nine month periods ended September 30, 2004 and 2003:

(Dollars in thousands) Three months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2004:
Revenues:
Unaffiliated customers	$293,619	$58,096	$416	$—	$352,131
Intersegment	5,239	(1,557)	25,891	(29,573)	—

Total revenues	$298,858	$56,539	$26,307	$(29,573)	$352,131

Income before income taxes:
Unaffiliated customers	$249,023	$13,011	$(15,984)	$—	$246,050
Intersegment	6,631	(1,609)	25,164	(30,186)	—

Total income before income taxes	$255,654	$11,402	$9,180	$(30,186)	$246,050

Identifiable assets	$8,877,144	$8,024,950	$90,323	$—	$16,992,417

2003:
Revenues:
Unaffiliated customers	$256,385	$63,328	$1,977	$—	$321,690
Intersegment	8,411	(1,588)	22,400	(29,223)	—

Total revenues	$264,796	$61,740	$24,377	$(29,223)	$321,690

Income before income taxes:
Unaffiliated customers	$216,690	$14,088	$(13,711)	$—	$217,067
Intersegment	9,023	(1,144)	21,974	(29,853)	—

Total income before income taxes	$225,713	$12,944	$8,263	$(29,853)	$217,067

Identifiable assets	$7,829,038	$8,315,561	$199,836	$—	$16,344,435

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(Dollars in thousands) Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2004:
Revenues:
Unaffiliated customers	$863,096	$177,251	$1,190	$—	$1,041,537
Intersegment	16,555	(4,272)	81,067	(93,350)	—

Total revenues	$879,651	$172,979	$82,257	$(93,350)	$1,041,537

Income before income taxes:
Unaffiliated customers	$726,995	$41,720	$(47,086)	$—	$721,629
Intersegment	20,731	(4,428)	79,168	(95,471)	—

Total income before income taxes	$747,726	$37,292	$32,082	$(95,471)	$721,629

Identifiable assets	$8,877,144	$8,024,950	$90,323	$—	$16,992,417

2003:
Revenues:
Unaffiliated customers	$749,576	$179,480	$5,016	$—	$934,072
Intersegment	11,399	(4,241)	67,200	(74,358)	—

Total revenues	$760,975	$175,239	$72,216	$(74,358)	$934,072

Income before income taxes:
Unaffiliated customers	$646,002	$21,134	$(48,163)	$—	$618,973
Intersegment	13,032	(2,891)	65,922	(76,063)	—

Total income before income taxes	$659,034	$18,243	$17,759	$(76,063)	$618,973

Identifiable assets	$7,829,038	$8,315,561	$199,836	$—	$16,344,435

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and nine months ended September 30, 2004 and 2003:

	Three Months		Nine Months
(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2004:
United States	$162,718	$144,694	$643,015	$416,973
United Kingdom	17,338	15,141	70,713	45,493
Japan	8,077	8,179	21,592	23,389
Italy	1,371	1,968	8,991	5,844
Mexico	3,695	1,697	11,427	5,245
Australia	2,927	1,665	3,850	5,199
Germany	500	1,453	1,600	4,635
Internationally diversified (1)	6,801	13,189	20,636	41,723
Other international	7,160	7,352	18,393	25,110

Total	$210,587	$195,338	$800,217	$573,611

2003:
United States	$244,069	$129,372	$684,426	$358,694
United Kingdom	13,637	9,548	92,281	23,825
Japan	6,112	6,817	19,280	19,118
Italy	1,281	1,847	10,316	4,650
Mexico	4,361	1,997	12,330	5,758
Australia	196	1,377	4,543	4,089
Germany	432	1,527	1,254	4,406
Internationally diversified (1)	5,884	13,679	21,896	42,954
Other international	4,358	5,398	17,228	17,470

Total	$280,330	$171,562	$863,554	$480,964

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(3)	Stock Options

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share information)	2004	2003	2004	2003
Net income, as reported	$183,459	$159,669	$535,780	$460,163
Add: Stock-based employee compensation included in reported net income, net of tax	1,076	1,280	3,320	2,902
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(2,941)	(4,031)	(8,916)	(11,156)

Pro-forma net income	$181,594	$156,918	$530,184	$451,909

Earnings per share:
As reported	$1.69	$1.50	$4.95	$4.32

Pro-forma	$1.67	$1.47	$4.90	$4.25

Earnings per diluted share:
As reported	$1.65	$1.45	$4.84	$4.21

Pro-forma	$1.63	$1.43	$4.79	$4.14

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(4)	Special Purpose and Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (“VIE”), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the majority of expected losses or receive the majority of expected residual returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries”.

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

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $134,546 at September 30, 2004 and $189,482 at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299,600 of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

backed floating rate notes of a Korean mortgage-backed securities issuer. Ambac’s creditors do not have rights with regard to the assets of the VIE. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40,000. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes.

The following table provides supplemental information about assets and liabilities associated with this entity. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet caption.

	At September 30, 2004	At December 31, 2003
Assets:
Cash	$220	$90
Investment in fixed income securities	134,098	189,151
Investment income due and accrued	228	241

Total	$134,546	$189,482

Liabilities:
Variable interest entity floating rate notes	$134,098	$189,151
Accrued interest payable	191	294
Other liabilities	257	37

Total	$134,546	$189,482

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

As of September 30, 2004, there have been 14 individual transactions (1 in 2004) processed through the QSPEs of which 10 are outstanding. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The cash flows of the MTNs approximately match the cash flows of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of September 30, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2003 is included in the disclosure in Note 12 “Guarantees in Force” of Ambac’s 2003 Annual Report. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

Assets sold to the QSPEs during the nine months ended September 30, 2004 and the year ended December 31, 2003 were $195,000 and $250,000, respectively. No gains or losses were recognized on these sales. As of September 30, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,882,938, $1,773,175 and $97,618, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4,480 and $5,278 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $288 and $461 for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1,800,000 at September 30, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

(5)	Pension and Postretirement Benefits

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. A contribution in the third quarter of 2004 was made in the amount of $2,300. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Net periodic pension costs for the three and nine months ended September 30 include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Service cost	$408	$413	$1,225	$1,240
Interest cost	331	288	994	863
Expected return on plan assets	(487)	(416)	(1,462)	(1,248)
Amortization of prior service cost	(36)	(32)	(108)	(98)
Recognized net loss	51	9	153	28

Net periodic pension cost	267	262	802	785
Other	—	—	136	—

Total pension expense	$267	$262	$938	$785

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $25 and $155 for the three and nine months ended September 30, 2004, respectively, compared to $33 and $112 for the three and nine months ended September 30, 2003, respectively.

(6)	Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 108,788,873 were issued as of September 30, 2004. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of September 30, 2004.

(7)	Accounting Standards

Postretirement Benefits

In May 2004, the FASB issued FASB Staff Position FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP FAS 106-2”), which superceded FSP FAS 106-1, in response to the December 2003 enactment of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduces a prescription drug benefit for individuals under Medicare (Medicare Part D) as well as a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. If a plan is determined to be actuarially equivalent to Medicare Part D, FSP FAS 106-2 requires plan sponsors to disclose the effect of the subsidy on the net periodic expense and the accumulated postretirement benefit obligation in their interim and annual financial statements for periods beginning after June 15, 2004. Plan sponsors who initially elected to defer accounting for the effects of the subsidy are allowed the option of retroactive application to the date of enactment or prospective application from the date of adoption. Under FSP FAS 106-1, Ambac elected to defer the accounting for the effects of the Act. However, Ambac believes that our plans are eligible for the subsidy and decided to adopt FSP FAS 106-2 in the third quarter of 2004 retroactive to January 1, 2004. The adoption of FSP FAS 106-2 did not have a material effect on Ambac’s operating results.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Other-Than-Temporary Impairments of Certain Investments

On March 31, 2004, the FASB ratified EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (EITF 03-1) which provides guidance on recognizing other-than-temporary impairments on certain investments. The Issue is effective for other-than-temporary impairment evaluations for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” On September 30, 2004, the FASB voted unanimously to delay the effective date of certain provisions in EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. The delay applies to both debt and equity securities and specifically applies to impairments caused by changes in interest rate and credit spreads. In addition, the provisions of EITF 03-1 that have been delayed relate to the requirements that a company declare its intent to hold the security to recovery and designate a recovery period in order to avoid recognizing an other-than-temporary impairment charge through earnings. The FASB will be issuing implementation guidance related to this topic. Once issued, Ambac will evaluate the impact of adopting EITF 03-1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate, currency and total return swaps and funding conduits, principally to its clients which include municipalities and other public entities, health care organizations and asset-backed issuers. Additional information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

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

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and compete effectively in the marketplace.

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

In addition to the guarantees on fixed income obligations described above, Ambac, from time to time, enters into transactions that expose the company to risks which may not be correlated to credit risk, for example weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac underwrites such risks so that first loss must occur before Ambac would become liable in respect of such risks. Additionally, Ambac underwrites such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

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

Ambac Financial Group provides interest rate and currency swaps through its subsidiary Ambac Financial Services, LLC, primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are only used for fixed income obligations which meet Ambac Assurance’s credit underwriting criteria.

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

The following financial instruments are carried in the accompanying balance sheets at fair value: fixed income investment securities, derivatives used for hedging purposes, derivatives held for trading purposes and certain hedged investment agreements. The fair values of fixed income investment securities are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When quotes are not available, fair values are estimated based upon internal valuation models. The fair values of all derivatives are based on quoted dealer prices or internal valuation models. All valuation models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine month periods ended September 30, 2004 and 2003, and its financial condition as of September 30, 2004 and December 31, 2003. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended September 30, 2004 was $184.4 million or $1.66 per diluted share, an increase of $24.3 million, compared to $160.1 million or $1.45 per diluted share in the three months ended September 30, 2003. Ambac’s income before income taxes was $246.0 million for the three months ended September 30, 2004, an increase of 13% from income before income taxes of $217.1 million in the three months ended September 30, 2003. Of the $246.0 million of income before income taxes in the third quarter of 2004, $249.0 million was from Financial Guarantee, $13.0 million from Financial Services and $(16.0) million from Corporate, compared to $216.7 million, $14.1 million and $(13.7) million for Financial Guarantee, Financial Services and Corporate, respectively in the third quarter of 2003.

Ambac’s income from continuing operations for the nine months ended September 30, 2004 was $537.1 million or $4.85 per diluted share, an increase of $76.2 million, compared to $460.9 million or $4.22 per diluted share in the nine months ended September 30, 2003. Ambac’s income before income taxes was $721.6 million for the nine months ended September 30, 2004, an increase of 17% from income before income taxes of $619.0 million in the nine months ended September 30, 2003. Of the $721.6 million of income before income taxes in the first nine months of 2004, $727.0 million was from Financial Guarantee, $41.7 million from Financial Services and $(47.1) million from Corporate, compared to $646.0 million, $21.2 million and $(48.2) million for Financial Guarantee, Financial Services and Corporate, respectively in the first nine months of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate consists primarily of Ambac’s interest expense and other expenses, partially offset by investment income. Financial Guarantee income before income taxes for the three months ended September 30, 2004 increased primarily as a result of (i) higher net premiums earned, (ii) higher net investment income, and (iii) lower net mark-to-market losses on credit derivative contracts, partially offset by (i) a higher provision for loss and loss expenses, and (ii) higher underwriting and operating expenses. The Financial Services decrease in the third quarter of 2004 is primarily attributable to lower derivative product revenues, partially offset by higher investment agreement business revenues. Financial Guarantee income before income taxes for the first nine months of 2004 increased primarily as a result of (i) higher net premiums earned, (ii) higher net investment income, and (iii) higher net mark-to-market gains on credit derivative contracts, partially offset by (i) lower net realized investment gains, (ii) increased other loss, (iii) a higher provision for loss and loss expenses, and (iv) higher underwriting and operating expenses. The Financial Services increase in the first nine months of 2004 is primarily attributable to significantly higher derivative product and investment agreement business revenues.

Included in the nine months income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers that had been downgraded by the rating agencies in 2003. Included in the nine months ended September 30, 2004 ceded premiums written in the Consolidated Statement of Operations is $64.8 million in returned premiums from the cancellation, of which approximately $54.4 million was deferred. The difference, $10.4 million included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $10.4 million in earned premiums, expenses were increased by approximately $3.5 million of reinsurance commissions. The net impact of this cancellation to the Consolidated Statements of Operations in 2004 amounted to approximately $7.0 million, $4.5 million after-tax, or $0.04 per diluted share.

Net Loss From Discontinued Operations

As previously disclosed, Ambac had entered into an agreement during the fourth quarter of 2003 to sell the operations of Cadre Financial Services, Inc. and Ambac Securities, Inc., its former investment advisory and cash management business. The transaction closed during the first quarter of 2004, with proceeds of $3.7 million in cash and $4.7 million in a note. This business had been part of the Financial Services segment. The net loss from discontinued operations for the three and nine months ended September 30, 2004 were $1.0 million and $1.3 million, respectively, compared to $0.4 million and $0.7 million for the three and nine months ended September 30, 2003. The primary reason for this loss was a purchase price adjustment due to lower than anticipated revenues.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac Assurance guaranteed $29.3 billion in par value bonds during the three months ended September 30, 2004, an increase of 31% from $22.4 billion in par value bonds guaranteed during the comparable prior year period. During the nine months ended September 30, 2004, Ambac Assurance guaranteed $82.9 billion in par value bonds, a 3% decrease from $85.8 billion in par during the first nine months of 2003.

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2004 and December 31, 2003:

(Dollars in billions)	September 30, 2004	December 31, 2003
Public Finance	$232.0	$215.3
Structured Finance	130.4	124.1
International Finance	80.4	86.4

Total net par outstanding (1)	$442.8	$425.8

(1)	$8.5 billion of the net par outstanding increase in 2004 was a result of the reinsurance cancellation noted above.

The following table provides a rating distribution of financial guarantee net par based upon internal Ambac Assurance credit ratings at September 30, 2004 and December 31, 2003:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2004	December 31, 2003
AAA	8	10
AA	22	22
A	47	47
BBB	22	20
Below investment grade	1	1

Total	100	100

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Included in transportation obligations is exposure to U.S. airports. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities. Although Ambac guarantees the full range of Public Finance obligations, Ambac concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these transactions include stadium financings, student housing and military housing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Finance bond obligations par value written for the third quarter of 2004 was $9.0 billion, compared to $11.3 billion of par value written for the third quarter of 2003. During the nine months ended September 30, 2004, par value written was $31.0 billion, compared to $31.8 billion in the nine months ended September 30, 2003. Although Ambac’s market share based upon par insured for the three and nine months ended September 30, 2004 is up approximately 2% and 3%, respectively, from the three and nine months ended September 30, 2003 and insured market penetration was up (58% and 55% for the three and nine months ended September 30, 2004 compared to 54% and 53% for the three and nine months ended September 30, 2003), fewer of the large, structured municipal transactions came to market during the third quarter of 2004, resulting in a decrease in guaranteed Public Finance obligations during these time periods.

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

Structured Finance bond obligations par value written for the third quarter of 2004 was $18.4 billion, compared to $9.4 billion of par value written for the third quarter of 2003. During the nine months ended September 30, 2004, par value written was $38.0 billion, compared to $40.1 billion in the nine months ended September 30, 2003. The increase in Structured Finance obligations guaranteed for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 resulted primarily from higher par written in the consumer asset-backed sector of the market. This helped to offset the significantly lower par written in the mortgage-backed sector during the first half of 2004.

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

International Finance bond obligations par value written for the third quarter of 2004 was $1.9 billion, compared to $1.7 billion of par value written for the third quarter of 2003. During the nine months ended September 30, 2004, par value written was $13.9 billion, flat compared to the nine months ended September 30, 2003. International Finance obligations guaranteed during the three months ended September 30, 2004 increased from its comparable 2003 period primarily due to strong writings in the utilities sector. International Finance obligations guaranteed during the nine months ended September 30, 2004 is relatively flat as compared with the nine months ended September 30, 2003 where decreases in pooled debt obligations and transportation revenue obligations were partially offset by higher asset-backed, mortgage-backed and utility obligations guaranteed.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and nine months ended September 30, 2004 were $210.6 million and $800.2 million, respectively, a decrease of $69.7 million or 25% from 280.3 million in the three months ended September 30, 2003 and a decrease of $63.4 million or 7% from $863.6 million in the nine months ended September 30, 2003. Up-front premiums written during the three and nine months ended September 30, 2004 were $93.7 million and $449.2 million, respectively, a decrease of 49% from $183.4 million in the three months ended September 30, 2003 and a decrease of 21% from $568.5 million in the nine months ended September 30, 2003. The decreases in up-front gross premiums written in the third quarter of 2004 compared to the third quarter of 2003 was primarily a result of decreased up-front premiums written in both the Public and Structured Finance sectors, partially offset by slightly higher up-front gross premiums written in the International Finance sector. Up-front gross premiums written for the nine months ended September 30, 2004 decreased in all market sectors for the nine months ended September 30, 2004 compared to the prior year period.

Installment premiums written for the three and nine months ended September 30, 2004 were $116.9 million and $351.0 million, respectively, an increase of 21% from $96.9 million in the three months ended September 30, 2003, and an increase of 19% from $295.1 million in the nine months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended September 30,
	2004		2003
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$87.8	8,578	$146.0	$10,956
Installment	5.3	414	2.6	314

Total Public Finance	93.1	8,992	148.6	11,270

Structured Finance:
Up-front	2.1	153	34.4	3,280
Installment	67.5	18,249	61.0	6,098

Total Structured Finance	69.6	18,402	95.4	9,378

International Finance:
Up-front	3.8	266	3.0	478
Installment	44.1	1,634	33.3	1,247

Total International Finance	47.9	1,900	36.3	1,725

Total	$210.6	$29,294	$280.3	$22,373

Total up-front	$93.7	$8,997	$183.4	$14,714
Total installment	116.9	20,297	96.9	7,659

Total	$210.6	$29,294	$280.3	$22,373

	Nine Months Ended September 30,
	2004		2003
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$414.1	$30,397	$428.4	$31,266
Installment	17.7	603	10.6	525

Total Public Finance	431.8	31,000	439.0	31,791

Structured Finance:
Up-front	17.1	1,257	67.6	5,172
Installment	194.1	36,734	177.9	34,953

Total Structured Finance	211.2	37,991	245.5	40,125

International Finance:
Up-front	18.0	2,338	72.5	2,305
Installment	139.2	11,537	106.6	11,576

Total International Finance	157.2	13,875	179.1	13,881

Total	$800.2	$82,866	$863.6	$85,797

Total up-front	$449.2	$33,992	$568.5	$38,743
Total installment	351.0	48,874	295.1	47,054

Total	$800.2	$82,866	$863.6	$85,797

Reinsurance. Ambac’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility to cede those transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three and nine months ended September 30, 2004 were $18.6 million and $36.6 million, respectively, an increase of 6.3% from $17.5 million in the three months ended September 30, 2003 and a decrease of 59.7% from $90.9 million in the nine months ended September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the second quarter of 2004, Ambac completed the cancellation of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company, both of which had been downgraded by the rating agencies in 2003. The net par that was recaptured totaled approximately $8.5 billion. Included in ceded premiums written for the nine months ended September 30, 2004 is $64.8 million in return premiums from the cancellations. Ceded premiums as a percentage of gross premiums written (excluding the return premiums mentioned) were 9% and 13% for the three and nine months ended September 30, 2004, respectively, compared with 6% and 11% for the three and nine months ended September 30, 2003, respectively. The increase in ceded premiums as a percentage of gross premiums resulted from higher cessions of Public Finance transactions in 2004.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would nonetheless, be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral at September 30, 2004 amounting to approximately $150.4 million from its reinsurers. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	September 30, 2004	December 31, 2003
AAA	$19.4	$19.3
AA	17.8	15.9
A	2.7	7.7
Not rated	2.2	6.7

Total	$42.1	$49.6

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and nine months ended September 30, 2004 were $195.3 million and $573.6 million, an increase of 14% from $171.6 million for the three months ended September 30, 2003 and an increase of 19% from $481.0 million for the nine months ended September 30, 2003. These increases were primarily the result of the larger Financial Guarantee book of business for the three and nine months ended September 30, 2004, as well as higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “accelerated earnings”) for the nine months ended September 30, 2004.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low interest rate environment continues to prompt the high levels of refundings. When interest rates further rise in the future, refundings should decline. Net premiums earned during the three and nine months ended September 30, 2004 included $21.0 million and $69.2 million, respectively, from accelerated earnings as compared to $20.8 million and $54.0 million for the three and nine months ended September 30, 2003, respectively. Included in the nine months ended September 30, 2004 accelerated earnings amount was approximately $10.4 million from the cancellation of certain reinsurance contracts as previously mentioned. This is a result of the difference between the negotiated amount of returned premiums ($64.8 million) and the associated unearned premium remaining on the underlying guarantees ($54.4 million).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 17% from $138.9 million in the third quarter of 2003 to $162.5 million in the third quarter of 2004. Normal net premiums earned for the nine months ended September 30, 2004 were $469.3 million, an increase of 20% from $392.4 million in the nine months ended September 30, 2003. The increases in normal net premiums earned resulted primarily from the continued growth in the insured book of business in all markets. Normal net premiums earned during the three months ended September 30, 2004 increased 18%, 9% and 32% for Public, Structured and International Finance, respectively, from the three months ended September 30, 2003. Normal net premiums earned during the nine months ended September 30, 2004 increased 19%, 15% and 30% for Public, Structured and International Finance, respectively, from the nine months ended September 30, 2003.

Overall, the business environment has become more competitive. Increased competition from senior/subordinated structures and other triple-A rated financial guarantors has increased. This increased competition has had a moderately adverse impact on pricing. Credit spreads and pricing continue to provide adequate returns in most markets. The growth in normal earned premiums in Structured Finance and International Finance that has been exhibited over the past several years has moderated as those lines of business have grown significantly, resulting in more difficult comparisons quarter on quarter. Additionally, in the mortgage-backed sector, financial guarantors have faced increased competition from senior/subordinated debt structures and other triple-A rated financial guarantors over the past few quarters resulting in lower premiums written. This combined with the continued high level of run-off in the mortgage-backed securities book adversely impacted earned premiums.

The mortgage-backed securities and pooled debt obligation exposures have relatively short average lives. As a result, the earnings from those types of exposures are recognized quickly and can bring some volatility to the earned premium line. A significant portion of the recent premium writings in public finance and for certain bond types within structured finance and international are for longer-term transactions. While the earned premium impact from such writings is not as immediate as the mortgage-backed or pooled debt obligations, they do contribute stability to the earned premiums over time. Similarly, due to a tight credit spread environment in International Finance, the pooled debt obligation market has decreased significantly, adversely impacting earned premium growth and other credit enhancement fee growth. Competitive and credit trends such as the ones we are currently experiencing in domestic mortgage-backed securities and international pooled debt obligations are a normal part of Ambac’s business.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, during the three and nine months ended September 30, 2004 were $11.8 million and $35.1 million, respectively, a decrease of 1% from $11.9 million in the three months ended September 30, 2003 and an increase of 1% from $34.6 million in the nine months ended September 30, 2003. Credit spreads on corporate credits in the current environment have narrowed and this has had a significant adverse impact on new credit derivative business in the last few quarters (when credit spreads are narrow, the demand for guaranteed products is reduced).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003
Public Finance	$53.5	$45.3	$153.3	$128.9
Structured Finance	66.9	61.7	196.7	171.4
International Finance	42.1	31.9	119.3	92.1

Total normal premiums earned	162.5	138.9	469.3	392.4
Accelerated earnings	21.0	20.8	69.2	54.0

Total net premiums earned	183.5	159.7	538.5	446.4
Other credit enhancement fees	11.8	11.9	35.1	34.6

Total net premiums earned and other credit enhancement fees	$195.3	$171.6	$573.6	$481.0

Net Investment Income. Net investment income for the three and nine months ended September 30, 2004 was $89.6 million and $264.4 million, increases of 11% from $80.9 million and $237.4 million in the three and nine months ended September 30, 2003. These increases were primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) a capital contribution from Ambac Financial Group, Inc. of $125 million in the fourth quarter of 2003. The growth in investment income was partially offset by lower reinvestment rates. Investments in tax-exempt securities amounted to 73% of the total fair value of the portfolio as of September 30, 2004, versus 75% at September 30, 2003. The average pre-tax yield-to-maturity on the investment portfolio was 4.76% as of September 30, 2004 compared with 5.01% at September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Realized Investment Gains. Net realized investment gains in the three and nine months ended September 30, 2004 were $7.4 million and $22.5 million, respectively, compared to net realized gains of $7.0 million and $33.8 million for the three and nine months ended September 30, 2003, respectively. The following table details amounts included in net realized investment gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2004	2003	2004	2003
Net gains on securities sold	$6.8	$6.5	$19.5	$26.4
Foreign exchange gains on investments	0.6	0.5	3.0	7.4

Net securities gains	$7.4	$7.0	$22.5	$33.8

Net Mark-to-Market (Losses) Gains on Credit Derivative Contracts. Net mark-to-market (losses) gains on credit derivative contracts for the three and nine months ended September 30, 2004 were ($0.3) million and $9.9 million, respectively, compared to net mark-to-market (losses) of ($4.1) million and ($6.2) million in the three and nine months ended September 30, 2003, respectively. The changes in estimated fair value of structured credit derivative contracts reflects net mark-to-market gains and losses due to changes in credit spreads on the underlying obligations. Net losses paid on structured credit derivatives in the three and nine months ended September 30, 2004 were $0 as compared to $0 and $1.2 million for the three and nine months ended September 30, 2003.

Other Income (Loss). Other income (loss) for the three and nine months ended September 30, 2004 was $0.8 million and ($10.1) million, respectively, compared to other income of $0.9 million and $3.7 million for the three and nine months ended September 30, 2003, respectively. Included in other income are deal structuring fees, commitment fees and income from Ambac’s QSPEs. Ambac provides clients, on a limited basis the ability to fund through a medium-term note (“MTN”) conduit vehicle. This conduit issues MTNs and purchases client issued fixed income securities with the proceeds. An equity loss of approximately $15 million was recorded during the first quarter from this funding conduit. The loss relates to a mark-to-market on certain derivative contracts used to hedge interest rate risk associated with underlying investments and MTN liabilities. The derivatives serve as effective economic hedges; however, they did not meet the requirements of effective accounting hedges as defined in FASB No. 133, as amended (“FAS 133”). Therefore, the change in the market value of the derivatives was recorded through the income statement without taking the offsetting gain from the hedged instruments.

Loss and Loss Expenses. Loss and loss expenses for the three and nine months ended September 30, 2004 were $17.7 million and $52.7 million, respectively, compared to $15.9 million and $36.6 million for the three and nine months ended September 30, 2003. This increase reflects downward credit migration on certain exposures in the financial guarantee portfolio. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the Financial Guarantee portfolio. In most instances, claim payments are forecasted in advance as a result of Ambac’s active surveillance of the insured book of business. Based upon company and industry experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial insurance policy at the first scheduled debt service date of the defaulted obligation. The trustee for the insured obligation notifies Ambac of the payment default so that a claim payment can be made. The trustee reports payment defaults at or prior to the scheduled payment date. Subsequent claims would be paid if payment defaults continue and would be based on the interest and principal payment schedule.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The liability for loss and loss expenses consists of case basis credit and active credit reserves. Case basis credit reserves are established for losses on guaranteed obligations that have already defaulted. These reserves are established in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default and estimated expenses associated with settling the claims, less estimated recoveries under collateral and subrogation rights. As noted above, the payment pattern and ultimate costs are fixed and determinable on an individual claim basis (i.e., the scheduled debt service of the insured obligation). Ambac discounts these reserves in accordance with discount rates prescribed or permitted by state regulatory authorities. Consistent with industry practice, Ambac establishes and accrues an active credit reserve, which is separate from the case basis credit reserves noted above. Ambac believes, based on our active surveillance of the insured portfolio, along with historical defaults and related loss data and current economic factors, that additional losses are probable and estimable in our portfolio. Current economic factors considered include estimates of current defaults and recovery values from collateral or subrogation rights. The active credit reserves are established based upon probable debt service defaults from losses, as a result of credit deterioration. Reserve amounts are reasonably estimated based on management’s review of the financial guarantee portfolio. Active surveillance of the insured portfolio enables Ambac to track credit migration of insured obligations from period to period. Our Surveillance group, which is comprised of senior credit professionals, all of whom are independent from transaction execution, is responsible for ongoing monitoring of the insured portfolio on a regular basis to identify deteriorating credits. Senior Management meets with Surveillance to review the status of their work to determine the adequacy of Ambac’s loss reserves and makes any necessary adjustments. The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at September 30, 2004 and December 31, 2003.

(Dollars in millions)	September 30, 2004	December 31, 2003
Net loss and loss expense reserves:
Case basis reserves (*)	$65.2	$54.7
Active credit reserves	162.8	132.2

Total	$228.0	$186.9

(*)	After netting reinsurance recoverable amounting to $1.6 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2004 and the year-ended December 31, 2003:

(Dollars in millions)	September 30, 2004	December 31, 2003
Beginning balance of net loss reserves	$186.9	$167.6
Additions to loss reserves	52.7	53.4
Losses paid	(47.2)	(45.6)
Recoveries of losses paid from reinsurers	2.3	4.0
Other recoveries, net of reinsurance	33.3	7.5

Ending balance of net loss reserves	$228.0	$186.9

Additions made to the case basis credit reserve totaled $10.5 million and $5.7 million for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. The increase during the nine months was primarily due to $33.0 million of recoveries (net of reinsurance) received and an increase of $21.5 million in reserves for a healthcare credit, offset by $44.9 million in net claim payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide details of losses paid, net of recoveries received for the nine months ended September 30, 2004 and 2003 and net case basis credit reserves at September 30, 2004 and December 31, 2003 by market sector:

(Dollars in millions)	September 30, 2004	September 30, 2003
Net losses paid:
Public Finance	$19.7	$1.9
Structured Finance	(10.1)	17.5
International Finance	2.0	0.3

Total	$11.6	$19.7

(Dollars in millions)	September 30, 2004	December 31, 2003
Net case basis credit reserves (*):
Public Finance	$28.3	$22.6
Structured Finance	30.3	26.7
International Finance	6.6	5.4

Total	$65.2	$54.7

(*)	After netting reinsurance recoverable amounting to $1.6 million and $2.5 million at September 30, 2004 and December 31, 2003, respectively.

At September 30, 2004 future estimated claim payments, net of estimated recoveries, through 2018 for exposures with case basis credit reserves totaled $70.7 million. Related future payments are $3.8 million, $34.2 million, $15.4 million, $8.9 million and $8.5 million for the remainder of 2004, 2005, 2006, 2007 and 2008, respectively.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2004 were $26.2 million and $81.1 million, respectively, an increase of 10% from $23.8 million in the three months ended September 30, 2003 and an increase of 21% from $67.0 million in the nine months ended September 30, 2003. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses related to the acquisition of new insurance contracts and reinsurance commissions, plus the amortization of previously deferred expenses and reinsurance commissions. The increases in gross underwriting and operating expenses reflects the overall increased business activity and is primarily attributable to higher compensation costs related to the addition of staff. Included in the nine months ended September 30, 2004 numbers above are approximately $3.5 million of reinsurance commissions returned in excess of the unamortized reinsurance commissions previously deferred as a result of the cancellation of certain reinsurance contracts, previously mentioned under the heading “Income From Continuing Operations”. For the three and nine months ended September 30, 2004, gross underwriting and operating expenses were $34.7 million and $108.1 million, respectively, an increase of 2% from $34.1 million for the three months ended September 30, 2003 and an increase of 7% from $101.4 million for the nine months ended September 30, 2003. Underwriting and operating expenses deferred for the three and nine months ended September 30, 2004 were $19.1 million and $61.7 million, respectively, compared to $20.3 million and $60.9 million for the three and nine months ended September 30, 2003. The amortization of previously deferred expenses and reinsurance commissions for the three and nine months ended September 30, 2004 were $10.8 million and $16.3 million, respectively, compared to $10.0 million and $29.0 million for the three and nine months ended September 30, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, currency swaps, total return swaps and funding conduits, which includes municipalities and their authorities, health care organizations and asset-backed issuers.

Net Revenues. Financial Services net revenue is defined and analyzed by management as gross interest income less gross interest expense from investment and payment agreements plus revenue from derivative products, and excludes net realized and net mark-to-market gains and losses. Net revenues for the three and nine months ended September 30, 2004 was $17.2 million and $47.0 million, respectively, a decrease from $18.6 million in the three months ended September 30, 2003 and an increase from $25.5 million in the nine months ended September 30, 2003. The decrease of $1.4 million comparing the third quarter of 2004 was primarily due to: (i) lower derivative product revenue of $6.8 million as a result of a large swap transacted in the third quarter of 2003 and a positive $4.8 million mark-to-market adjustment in the third quarter of 2003 and (ii) partially offset by higher investment and payment agreement revenue of $5.4 million on improved interest spreads. The increase in net revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 was primarily due to: (i) higher derivative product revenue of $12.3 million on increased swap activity in the current year and net negative mark-to-market adjustments of approximately $7.2 million recorded in the comparable prior period related to the ratio of tax-exempt interest rates to taxable interest rates. The ratio has largely come back down to historical levels since that time and the mark-to-market was largely reversed in later periods.

Net realized investment (losses) gains were ($0.8) million and $5.0 million for the three and nine months ended September 30, 2004, respectively, compared to ($1.2) million and $3.8 million for the three and nine months ended September 30, 2003, respectively. Gains and losses from investment securities are due to the normal operations of the investment agreement business, and shaping of the investment portfolio to maximize yield within our defined risk guidelines. Ambac does not maintain a trading portfolio.

Other Expenses. Other expenses for the three and nine months ended September 30, 2004 were $3.3 million and $10.4 million, respectively, relatively flat from $3.4 million in the three months ended September 30, 2003 and up 17% from $8.9 million in the nine months ended September 30, 2003. The increases are primarily attributable to increased business activity in the derivative products business.

Corporate Items

Interest Expense. Interest expense for the three and nine months ended September 30, 2004 was $13.7 million and $40.8 million, respectively, relatively flat compared to $13.8 million and $40.7 million in the three and nine months ended September 30, 2003.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and nine months ended September 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

were $2.7 million and $7.5 million, respectively, compared to $1.9 million and $12.4 million for the three and nine months ended September 30, 2003, respectively. The decrease in expenses during the first nine months of 2004 is primarily attributable to a $6.5 million write-off of previously deferred debt issuance expenses in the first quarter of 2003, related to the 1998 issuance of $200 million, 7.08% Debentures, that was redeemed at par at the end of April 2003.

Income Taxes. Income taxes for the three and nine months ended September 30, 2004 were at an effective rate of 25.0% and 25.6%, respectively, compared to 26.2% and 25.5% for the three and nine months ended September 30, 2003, respectively. The decrease in the three- month effective rate is caused predominantly from an increase in the ratio of tax-exempt investment income to taxable underwriting profits.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. During the nine months ended September 30, 2004, Ambac Assurance paid dividends of $77.3 million on its common stock to Ambac.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors, including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be permitted to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

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

Credit Facilities. Beginning in July 2004, Ambac and Ambac Assurance have a new revolving credit facility with six major international banks for $300 million, which expires in July 2005 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. This new facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt to capital ratio of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.0 billion. At September 30, 2004, Ambac met all of these requirements.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts provide capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, the preferred stock holdings of Ambac Assurance would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. If exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose including the payment of claims. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. Ambac Assurance pays a put option fee. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shares Repurchased. The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. The following table summarizes Ambac’s repurchase program during the first nine months of 2004:

(In thousands, except per share amounts)	Total Shares Repurchased	Average Price Per Share	Shares Remaining for Repurchase
January 2004	—	$—	3,150
February 2004	20	$74.09	3,130
March 2004	298	$78.90	2,832

First quarter 2004	318	$78.60	2,832

April 2004	339	$73.19	2,493
May 2004	27	$64.61	2,466
June 2004	—	$—	2,466

Second quarter 2004	366	$72.55	2,466

July 2004	—	$—	2,466
August 2004	84	$73.02	2,382
September 2004	—	$—	2,382

Third quarter 2004	84	$73.02	2,382

Balance Sheet. Total assets as of September 30, 2004 were $16.99 billion, an increase of 1% from total assets of $16.75 billion at December 31, 2003. This increase was due primarily to cash generated from business written during the period. As of September 30, 2004, stockholders’ equity was $4.81 billion, a 13% increase from year-end 2003 stockholders’ equity of $4.25 billion. The increase stemmed primarily from net income during the period.

Investments. The Financial Guarantee and the Financial Services investment portfolios are subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. Ambac has a review process for all securities in its investment portfolio, including a review for impairment losses. Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost; (ii) securities whose fair values have declined below amortized cost for a continuous period of at least six months; (iii) recent credit downgrades by rating agencies; (iv) the financial condition of the issuer; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in Accumulated Other Comprehensive Income in stockholders’ equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary. The following table summarizes, for all securities in an unrealized loss position as of September 30, 2004 and December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	September 30, 2004		December 31, 2003
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$197.3	$1.6	$208.8	$1.2
7 - 12 months	309.4	4.8	225.1	4.8
Greater than 12 months	110.4	1.9	6.5	0.4

	617.1	8.3	440.4	6.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	4.0	0.1	100.6	1.8
7 - 12 months	—	—	—	—
Greater than 12 months	42.5	3.7	100.8	4.6

	46.5	3.8	201.4	6.4

Foreign government obligations in continuous unrealized loss for:
0 – 6 months	14.7	—	36.6	0.7
7 - 12 months	8.1	—	—	—
Greater than 12 months	36.7	0.8	—	—

	59.5	0.8	36.6	0.7

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	10.6	0.1	50.2	0.4
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	10.6	0.1	50.2	0.4

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,027.0	6.1	969.6	10.7
7 - 12 months	142.7	1.4	616.2	9.6
Greater than 12 months	698.8	10.8	166.0	1.7

	1,868.5	18.3	1,751.8	22.0

Other in continuous unrealized loss for:
0 – 6 months	—	—	—	—
7 - 12 months	0.2	—	0.2	—
Greater than 12 months	1.3	0.4	1.5	0.4

	1.5	0.4	1.7	0.4

Total	$2,603.7	$31.7	$2,482.1	$36.3

There were no impairment write-downs during the nine months ended September 30, 2004 and 2003. The net realized investment gains in the three and nine months ended September 30, 2004 and 2003 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2004 were as follows:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$6,099,483	$6,435,124	$5,404,013	$5,734,046
Corporate obligations	759,059	803,763	1,029,950	1,086,231
Foreign government obligations	175,008	191,393	156,901	177,179
U.S. government obligations	123,498	125,728	88,894	89,950
Mortgage and asset-backed securities	5,906,949	5,974,304	5,723,489	5,961,813
Short-term	176,705	176,705	250,382	250,382

	13,240,702	13,707,017	12,653,629	13,299,601

Fixed income securities pledged as collateral:
U.S. government obligations	—	—	12,209	12,262

Mortgage and asset-backed securities (includes U.S. government agency obligations)	519,902	518,053	649,837	649,160

	519,902	518,053	662,046	661,422

Total	$13,760,604	$14,225,070	$13,315,675	$13,961,023

Approximately 46% and 47% of the mortgage and asset-backed securities in the investment portfolio is composed of securities issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”), as of September 30, 2004 and December 31, 2003, respectively.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $8.21 billion and $7.33 billion at September 30, 2004 and December 31, 2003, respectively:

Rating (1)	September 30, 2004	December 31, 2003
AAA(2)	80%	75%
AA	16	16
A	3	6
BBB	<1	1
Below investment grade	<1	<1
Not Rated	<1	1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations (including GNMA’s, FNMA’s and FHLMC’s), which comprised approximately 19% and 15% of the Financial Guarantee investment portfolio as of September 30, 2004 and December 31, 2003, respectively.

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

The following table provides the ratings distribution of the Financial Services investment portfolio, at fair values of $5.96 billion and $6.39 billion at September 30, 2004 and December 31, 2003, respectively:

Rating (1)	September 30, 2004	December 31, 2003
AAA(2)	89%	92%
AA	3	2
A	5	3
BBB	3	2
Below investment grade	<1	<1

	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.
(2)	Includes U.S. Treasury and agency obligations (including GNMA’s, FNMA’s and FHLMC’s), which comprised approximately 26% and 31% of the Financial Services investment portfolio as of September 30, 2004 and December 31, 2003, respectively.

Special Purpose and Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB released a revision of FIN 46 (“FIN 46-R”), which includes substantial changes from the original FIN 46. Ambac adopted FIN 46-R as of December 31, 2003. FIN 46 and FIN 46-R provides accounting and disclosure rules for determining whether certain entities should be consolidated in Ambac’s consolidated financial statements. An entity is subject to FIN 46 and FIN 46-R, and is called a Variable Interest Entity (VIE), if it has (i) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support or (ii) equity investors that cannot make significant decisions about the entity’s operations or that do not absorb the majority of expected losses or receive the majority of expected residual returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses or a majority of the expected residual returns of the VIE or both. FIN 46 requires disclosures for companies that have either a primary or significant variable interest in a VIE. All other entities not considered VIEs are evaluated for consolidation under SFAS No. 94, “Consolidation of all Majority-Owned Subsidiaries”.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Guarantees:

Ambac provides financial guarantee insurance to securitized asset-backed debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with regards to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

Ambac is the primary beneficiary of one VIE with assets and liabilities of $134.5 million at September 30, 2004 and $189.5 million at December 31, 2003. Ambac consolidated this entity since the structural financial protections are outside the VIE. This VIE is a bankruptcy remote special purpose financing entity created to facilitate the sale of floating rate notes. This VIE was capitalized in 2002 through the issuance of $299.6 million of floating rate notes, guaranteed by Ambac Assurance. The proceeds of the VIE note issuance were used to purchase senior mortgage-backed floating rate notes of a Korean mortgage-backed securities issuer. Ambac’s creditors do not have rights with regard to the assets of the VIE. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and first loss protection through subordinated debt issued of approximately $40 million. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes.

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

As of September 30, 2004, there have been 14 individual transactions processed through the QSPEs of which 10 remain. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The cash flows of the MTNs approximately match the cash flows of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of September 30, 2004, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the nine months ended September 30, 2004 and the year ended December 31, 2003 were $195.0 million and $250.0 million, respectively. No gains or losses were recognized on these sales. As of September 30, 2004, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,882.9 million, $1,773.2 million and $97.6 million, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4.5 million and $5.3 million for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively. Ambac also received fees for providing other services amounting to $0.3 million and $0.5 million for the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

In June 2003, the FASB issued an Exposure Draft for proposed Statement of Financial Accounting Standards entitled “Qualifying Special-Purposes Entities and Isolation of Transferred Assets”, an amendment of FASB Statement No. 140 (“The Exposure Draft”). The Exposure Draft is a proposal that is subject to change and as such, is not yet authoritative. If the proposal is enacted in its current form, it will amend and clarify SFAS 140. The Exposure Draft would prohibit an entity from being a QSPE if it enters into an agreement that obligates a transferor of financial assets, its affiliates, or its agents to deliver additional cash or other assets to fulfill the SPE’s obligations to beneficial interest holders. If this Exposure Draft becomes enacted as currently proposed and if the QSPEs issue new beneficial interests after the

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

effective date and receive assets other than those they are committed to receive under commitments to beneficial interest holders made before the effective date of the final Statement, management believes Ambac would be required to consolidate. This conclusion is based upon the fact that Ambac provides financial support to these entities such as financial guarantees and liquidity commitments. Should Ambac be required to consolidate under this Exposure Draft, if enacted as proposed, the financial statement impact would be to gross up Ambac’s consolidated balance sheet for the assets and liabilities held by the QSPEs that approximate $1.8 billion at September 30, 2004. Additionally, fees received by Ambac from the QSPEs (primarily insurance premiums) would be eliminated in consolidation and essentially reclassified to net interest income. The risk characteristics of these transactions are not impacted by consolidation.

Cash Flows. Net cash provided by operating activities was $702.4 million and $795.7 million during the nine months ended September 30, 2004 and 2003, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash used in financing activities was $492.8 million and $139.3 million during the nine months ended September 30, 2004 and 2003, respectively. Financing activities for the nine months ended September 30, 2004 included $433.4 million in net investment and payment agreement draws paid (net of investment and payment agreement issued). Financing activities for the nine months ended September 30, 2003 included $306.4 million in net investment and payments agreements draws paid (net of investment and payment agreement issued). Financing activities for the nine months ended September 30, 2003 also included proceeds from the issuance of debentures of $363.2 million, partially offset by $200 from the redemption of debentures.

Net cash used in investing activities was $208.3 million during the nine months ended September 30, 2004, of which $3,775.0 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $3,489.4 million. For the nine months ended September 30, 2003, $645.2 million was used in investing activities, of which $5,862.0 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $4,830.9 million.

Net cash provided by operating, investing and financing activities was $1.3 million and $11.2 million during the nine months ended September 30, 2004 and 2003, respectively.

Material Commitments. In the third quarter of 2004, a subsidiary of Ambac Financial Group provided a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at September 30, 2004. Ambac has no other material changes in the contractual obligations table as presented in Ambac’s 2003 Annual Report.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits and Reports on Form 8-K

(a)	The following are annexed as exhibits:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.08	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2004 and December 31, 2003 and for the periods ended September 30, 2004 and 2003.

(b)	Reports on Form 8-K:

On August 20, 2004, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its August 19, 2004 press release announcing the appointment of Thomas C. Theobald to its Board of Directors.

On October 20, 2004, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its October 20, 2004 press release containing unaudited financial information and accompanying discussion for the three and nine months ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: November 9, 2004	By:	/s/ Thomas J. Gandolfo
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.08	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2004 and December 31, 2003 and for the periods ended September 30, 2004 and 2003.