Form 10-K
period 2004-12-31
AMBAC FINANCIAL GROUP INC
filed 2005-03-15
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2004 was $7,963,272,372 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $73.44). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 7, 2005, 108,942,699 shares of Common Stock, par value $0.01 per share, (net of 2,256 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts II and IV hereof. Portions of the Registrant’s Proxy Statement dated March 24, 2005 in connection with the Annual Meeting of Stockholders scheduled to be held on May 3, 2005 are incorporated by reference into Part III hereof.

Part I

Item 1.	Business.

GENERAL

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group was incorporated on April 29, 1991. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits, principally to its clients of the financial guarantee business, which include municipalities and other public entities, health care organizations and asset-backed and structured finance issuers. Information about Ambac Financial Group is available through our website at http://www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

Ambac Assurance and its subsidiary Ambac Assurance UK Limited, which serve the global capital markets, are primarily engaged in guaranteeing public finance and structured finance obligations. Ambac Assurance is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee insurance policies written by Ambac Assurance generally guarantee payment when due of the principal of and interest on the guaranteed obligation. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement. See “Rating Agencies” section.

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, primarily provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is required to either (i) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation or (ii), make a payment equivalent to the difference between the par value and market value of the underlying obligation. Substantially all of Ambac’s structured credit derivative contracts relate to senior tranches of structured finance transactions are partially hedged with various financial institutions or structured with first loss protection. Structured credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See “Management’s Discussion and Analysis — Risk Management” in Ambac Financial Group’s 2004 Annual Report to Stockholders for more detail about structured credit derivatives.

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

Ambac Financial Group’s investment agreement business, conducted through its subsidiary, Ambac Capital Funding, Inc., provides investment agreements primarily to municipalities and other public entities, issuers of structured finance obligations and international issuers. Investment agreements issued by Ambac Capital Funding are insured by Ambac Assurance. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. The investment agreement provides for the guaranteed return of principal invested, and for the payment of interest thereon at a guaranteed rate. See “Investment Agreements” section.

Ambac Financial Group provides interest rate and currency swaps through its subsidiary Ambac Financial Services, LLC, primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are generally used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. See “Derivative Products” section.

As a holding company, Ambac Financial Group, Inc. is largely dependent on dividends from Ambac Assurance to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters — Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis — Liquidity and Capital Resources” in Ambac Financial Group’s 2004 Annual Report to Stockholders.

FORWARD-LOOKING STATEMENTS

Materials in this annual report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent Ambac’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future plan or objectives and results.

Any or all of Ambac’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments and (7) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the Securities and Exchange Commission.

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac Financial Group, Inc. and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

Generally, financial guarantee insurance written by Ambac Assurance guarantees to the holder of the underlying obligation timely payment of principal and interest on such obligation in accordance with its original payment schedule.

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

Ambac Financial Group derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. Financial guarantee revenues were $1,168.7 million, $1,033.6 million, and $816.2 million in 2004, 2003, and 2002, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market, and the international finance market. Total gross par guaranteed for the years ended December 31, 2004, 2003 and 2002 were $118.1 billion, $115.3 billion, and $116.4 billion, respectively.

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

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
1995	126.1	33.9	160.0	21.1	68.5	42.8
1996	139.1	45.9	185.0	24.8	85.7	46.3
1997	160.3	60.2	220.5	27.3	107.5	48.8
1998	204.7	82.0	286.7	28.6	145.5	50.7
1999	189.3	38.3	227.6	16.8	105.6	46.4
2000	181.2	19.5	200.7	9.7	79.3	39.5
2001	223.6	64.7	288.3	22.4	134.3	46.6
2002	266.6	92.2	358.8	25.7	178.9	49.9
2003	290.0	94.0	384.0	24.5	190.1	49.5
2004	272.6	87.8	360.4	24.4	194.0	53.8

Source:	Amounts, except for 2004, are estimated data reported by The Bond Buyer’s 2003 Yearbook. The 2004 amounts are Ambac Assurance estimates, compiled from industry sources including Securities Data Company, Inc. and The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

The foregoing table illustrates the changes in the total volume and insured volume of new issues of public finance bonds over the past ten years. Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers new money requirements. Total volume in 2002 and 2003 were record issuances as a result of the low interest rate environment and considerable infrastructure finance needs. Total volume in 2004 was down 6% from the record set the previous year. Insured volume, as a percentage of total volume (“insured penetration”), which had grown consistently from 1995 through 1998, declined during 1999 and 2000. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry. During 2001 through 2004, the insured penetration has increased, largely the result of budget deficits experienced by municipalities and the corresponding flight to quality by investors.

Ambac Assurance guaranteed gross par of $44.6 billion, $43.0 billion and $42.3 billion in 2004, 2003 and 2002, respectively, in the U.S. public finance market.

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

As of December 31, 2004 and 2003, net outstanding par exposure related to public finance bond transactions was $239.7 billion and $215.3 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

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

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, auto loans, student loans, credit card debt, leases, commercial asset-backed securities and pooled debt obligations originated in the United States (“Structured Finance”). Currently, the largest component of Ambac’s Structured Finance business relates to the securitization of mortgages and home equity loans. Another target area in Structured Finance is the credit enhancement of pooled debt obligations, including structured credit derivatives. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses. A subordinated layer of losses is either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets generate cash flow in the form of interest that is in excess of the interest payments on the related debt. All or a portion of this excess spread is applied to redeem structured finance obligations, thus creating over-collateralization.

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

The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues and private placements. The increasing array of classes of assets securitized or guaranteed, and the recent rapid changes to the market, makes estimating the size of the markets that we participate in difficult.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. The timing of the collection of structured finance and asset-backed premiums can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

As of December 31, 2004 and 2003, net outstanding par exposure related to U.S. structured finance and asset-backed transactions was $132.5 billion and $124.1 billion, respectively. See “Financial Guarantees in Force—Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

International Finance Market

Outside of the United States, structured and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers are increasingly using financial guarantee products, particularly in markets throughout Western Europe. A number of important trends in international finance markets have contributed to this expansion. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. These privatization efforts are currently being initiated in other European countries, including Spain, Portugal and Italy. In Western Europe and the emerging markets, there also is growing interest in asset-backed securitization.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied as a result of the relative sophistication of the local capital markets and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance, and through its United Kingdom subsidiary Ambac Assurance UK Limited, insures a wide array of obligations in the international finance markets including infrastructure finance, asset-backed and structured finance transactions, utilities, whole company securitizations (i.e. securitizations of substantially all of the operating assets of corporate credits typically engaged in the provision of utility services or infrastructure) and other obligations in selected international finance markets.

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

Ambac UK, which is authorized and regulated in the United Kingdom to provide certain classes of general financial guarantees (and is also authorized to conduct business throughout much of the European Union), has been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and European Union. In February 2005, Ambac UK has established a branch office in Milan, Italy. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance, which support its triple-A ratings.

Ambac Assurance is party to an alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”). Although the development of the Japanese securitization market has been slow, we believe that this alliance is competitively positioned for future growth.

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

As of December 31, 2004 and 2003, net outstanding par exposure related to international finance transactions was $87.3 billion and $86.4 billion, respectively. See “Financial Guarantees in Force - Types of Bonds” section, for a breakout of net outstanding par exposure by bond type.

Risk Management

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

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur from time to time and it is Ambac Assurance’s policy to provide for loss reserves on non-derivative insurance policies that are adequate to cover probable and estimable losses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 6 of Notes to

Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

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

Members of Ambac Assurance’s underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and a credit officer. The number of additional approvals required for a particular credit depends in part on Ambac Assurance’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. Ambac Assurance has three established credit committees comprised of senior credit officers, credit and market risk managers and attorneys. All Structured and International Finance credits and large, complex or new types of Public Finance credits, recommended by the underwriting group, must be formally presented to the credit committee for approval. For certain Public Finance issues, the primary analyst’s recommendation must be approved by a concurring analyst and credit officer and need not be formally presented to the credit committee for approval.

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

The following table presents the top five servicers by net par outstanding, for the consumer asset-backed exposures, are as follows:

Servicer ($ in Millions)	Net par outstanding
Homecomings Financial Network	$14,144
Countrywide Home Loans, Inc.	14,043
HomeLoan Management Ltd.	8,412
Chevy Chase Bank, F.S.B.	4,064
Nelnet	3,861

International Finance Underwriting:

In the international markets, Ambac Assurance seeks to guarantee transactions of the same high credit standards it applies in its U.S. business. However, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, (which include country limits), underwriting procedures and transaction documentation.

Geographically, the markets receiving Ambac Assurance’s primary international focus have been the United Kingdom, Australia, Italy, Germany and certain parts of Latin America. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled debt obligations, asset-backed securities, special revenue and infrastructure obligations.

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

Overall, the business environment has become more competitive. This increased competition has had a moderately adverse impact on pricing. Credit spreads and pricing continue to provide adequate returns in most markets.

Surveillance and Remediation:

The Surveillance Group is responsible for monitoring outstanding financial guarantee exposures. Active surveillance enables Ambac’s Surveillance Group to track single credit migration or industry credit trends. Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classifications, ratings and review periods. Surveillance analysts and other credit professionals review the financial guarantee portfolio for concentration of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. The separate underwriting groups are also responsible for portfolio analysis which entails a broader examination of trends in specific asset classes and bond types.

Surveillance of the credit quality of underlying reference obligations in the structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market’s perception of an issuer’s credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

Those issues that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team and reporting to management and Ambac’s Board of Directors by preparation of an adversely classified credit listing. Relevant information, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also review the credits underlying Ambac Assurance’s financial guarantees and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2004 was 11 years. The 11 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2004, the total net par amount of guaranteed bonds outstanding was $459.4 billion.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2004.

Guaranteed Portfolio by Bond Type

as of December 31, 2004 (1)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
U.S. Public Finance:
Lease and tax-backed revenue	$76,012	16%
General obligation	49,394	11
Utility revenue	36,321	8
Health care revenue	23,977	5
Transportation revenue	21,188	5
Higher education	18,056	4
Housing revenue	9,163	2
Other	5,588	1

Total U.S. Public Finance	239,699	52

U.S. Structured Finance:
Mortgage-backed and home equity	53,148	12
Asset-backed and conduits	28,858	6
Investor-owned utilities	15,449	3
Student loans	14,646	3
Pooled debt obligations	13,382	3
Other	6,971	2

Total U.S. Structured Finance	132,454	29

Total Domestic	372,153	81

International Finance (2):
Pooled debt obligations	35,911	8
Mortgage-backed and home equity	19,644	4
Asset-backed and conduits	15,692	4
Investor-owned and public utilities	5,965	1
Transportation revenue	4,938	1
Sovereign/sub-sovereign	3,224	1
Other	1,905	0

Total International Finance	87,279	19

Grand Total	$459,432	100%

(1)	Included in the above exposures is $43,478 of structured credit derivatives at December 31, 2004.

(2)	International Finance transactions includes components of domestic exposure.

The table below shows the percentage, by bond type, of new business guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type (1)

Bond Type	2004	2003	2002
U.S. Public Finance:
Lease and tax-backed revenue	13%	12%	12%
General obligation	10	8	6
Utility revenue	5	5	6
Health care revenue	3	4	2
Transportation revenue	3	4	4
Higher education	3	3	3
Housing revenue	1	1	2
Other	—	—	1

Total U.S. Public Finance	38	37	36

U.S. Structured Finance:
Mortgage-backed and home equity	23	21	22
Asset-backed and conduits	12	10	10
Student loans	3	3	3
Pooled debt obligations	3	4	3
Investor-owned utilities	1	2	3
Other	3	4	1

Total U.S. Structured Finance	45	44	42

Total Domestic	83	81	78

International Finance:
Mortgage-backed and home equity	5	5	3
Asset-backed and conduits	5	5	4
Pooled debt obligations	3	6	14
Sovereign/sub-sovereign	1	—	—
Transportation revenue	1	2	—
Investor-owned and public utilities	1	1	1
Other	1	—	—

Total International Finance	17	19	22

Grand Total	100%	100%	100%

(1)	Stated as a percentage of total gross par amounts guaranteed during such year.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market as of December 31, 2004 reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million. However, U.S. structured finance and international finance transactions have an emphasis on larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2004, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2004

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
			($ In Millions)
Less than $10 million	8,226	54%	$28,525	6%
$10-25 million	3,104	20	39,344	9
$25-50 million	1,593	10	45,727	10
Greater than $50 million	2,440	16	345,836	75

	15,363	100%	$459,432	100%

Geographic Area

Ambac Assurance is licensed to write business in the U.S. and abroad. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2004.

Guaranteed Portfolio by Geographic Area as of December 31, 2004

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Domestic:
California	$45,980	10%
New York	28,814	6
Florida	19,062	4
Texas	15,128	3
Pennsylvania	13,699	3
New Jersey	12,202	3
Illinois	11,952	3
Massachusetts	8,730	2
Ohio	8,295	2
Michigan	7,053	1
Mortgage and asset-backed	82,006	18
Other states	119,232	26

Total Domestic	372,153	81

International:
United Kingdom	26,325	6
Germany	7,842	2
Japan	6,063	1
Australia	4,569	1
Italy	1,641	—
Internationally diversified	32,685	7
Other international	8,154	2

Total International	87,279	19

Grand Total	$459,432	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified includes pooled debt obligations which includes components of domestic exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2004:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts In Millions)
U.S. Dollars	394,789	$394,789
Euros	25,944	35,173
British Pounds	11,052	21,174
Australian Dollars	5,227	4,092
Japanese Yen	380,233	3,713
Other		491

Total		$459,432

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

The principal competitive factors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors. Financial guarantee insurance competes with other forms of credit enhancement, including senior-subordinate structures and letters of credit issued by other financial institutions. Financial guarantee insurance also competes, in nearly all instances, with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance are not greater than the cost of insurance, the issuer will generally choose to issue bonds without credit enhancement. Credit spreads are a significant factor in the issuer’s determination of whether or not to seek credit enhancement. Credit spreads represent the difference in interest cost for issuers, under different credit rating scenarios. As credit spreads tighten, the likelihood that issuers will choose to issue bonds without credit enhancement increases.

The current environment is very competitive. Senior subordinated structures in the mortgage-backed sector reduced the number of transactions eligible for insurance. As a result of the tight credit spreads noted above, the pooled debt obligation market has decreased significantly, adversely impacting Ambac’s growth in the market. Competitive and credit trends such as the ones we are currently experiencing in mortgage-backed securities and international pooled debt obligations are a normal part of Ambac’s business.

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain triple-A financial strength ratings by the rating agencies. These capital requirements may deter other companies from entering the market. However, there can be no assurance that these capital requirements will deter potential competitors from entering the business. Additionally, the market may increasingly accept guarantees by double–A or lower rated insurers, who have less stringent capital requirements. Under the New York law, a monoline financial guaranty insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Reinsurance

State insurance laws and regulations (as well as the rating agencies) impose minimum capital requirements and single risk limits on financial guarantee insurance companies, limiting the aggregate amount of insurance which may be written and the maximum size of any single risk exposure which may be underwritten. Ambac uses reinsurance to diversify risk, increase underwriting capacity, manage capital needs, stabilize shareholder returns and strengthen financial ratios. See “Insurance Regulatory Matters,” section.

Ambac Assurance has facultative and treaty reinsurance agreements with reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s current reinsurance program includes a surplus share treaty that allows Ambac Assurance to secure reinsurance on large domestic and international transactions. Additionally, Ambac Assurance utilizes facultative reinsurance when needed. A ceding commission is withheld by Ambac Assurance to defray its underwriting and operating expenses. The largest reinsurer accounts for 2% of gross par outstanding at December 31, 2004. See Note 15 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2004:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2004

Bond Type	Ceded Par Amount Outstanding	% of Total Gross Par Amount Outstanding
($ In Millions)
U.S. Public Finance:
Lease and tax-backed	$5,514	1.1%
General obligation	1,687	0.3
Utility revenue	3,057	0.6
Health care revenue	5,334	1.1
Transportation revenue	2,864	0.6
Higher education	1,126	0.2
Housing revenue	279	0.1
Other	205	0.0

Total U.S. Public Finance	20,066	4.0

U.S. Structured Finance:
Mortgage-backed and home equity	3,397	0.7
Asset-backed and conduits	3,657	0.7
Investor-owned utilities	2,829	0.6
Student loan	1,005	0.2
Pooled debt obligations	723	0.1
Other	922	0.2

Total U.S. Structured Finance	12,533	2.5

Total Domestic	32,599	6.5

International Finance:
Pooled debt obligations	538	0.1
Mortgage-backed and home equity	632	0.1
Asset-backed and conduits	3,239	0.6
Investor-owned and public utilities	3,152	0.6
Transportation revenue	1,317	0.3
Sovereign/sub-sovereign	1,239	0.2
Other	509	0.1

Total International Finance	10,626	2.1

Grand Total	$43,225	8.6%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) has collateral provisions in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance’s current primary reinsurers are Ace Guaranty Corporation, Assured Guarantee Reinsurance International, Ltd., Financial Guarantee Insurance Co., MBIA, Radian Reinsurance Inc., Ram Reinsurance Company, Ltd. and Sompo Japan. See financial strength ratings of reinsurers located under the Ceded Premiums Written section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Ambac Financial Group’s 2004 Annual Report to Stockholders.

Rating Agencies

Moody’s, S&P, Fitch and R&I periodically review the business and financial condition of Ambac Assurance and other companies providing financial guarantees. These rating agencies’ reviews focus on the guarantor’s underwriting policies and procedures and the quality of the obligations guaranteed. The rating agencies have access to all insured obligations and frequently perform assessments of the credits guaranteed by Ambac Assurance to confirm that Ambac Assurance continues to meet the capital allocation criteria considered necessary by the particular rating agency to maintain Ambac Assurance’s triple-A ratings. Ambac Assurance’s ratings have been periodically affirmed by each of the rating agencies and have never been revised downward or put on review for a possible downgrade. Moody’s, S&P, Fitch and R&I’s ratings were last reaffirmed in 2004. A rating by Moody’s, S&P, Fitch or R&I, however, is not a “market rating” or a recommendation to buy, hold or sell any security. Ambac Assurance’s ability to attract new business or to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be adversely affected in a material way by any reduction in its ratings.

Insurance Regulatory Matters

General Law

Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length. Ambac Assurance is required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and if required, each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance’s accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the “Wisconsin Commissioner”) and other state insurance regulatory authorities. See Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

Ambac UK, an Ambac Assurance wholly owned subsidiary, is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer insurance services into thirteen other European Union countries. Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, is licensed in the United Kingdom to transact credit default derivatives, as well as act as agent for Ambac Credit Products LLP and Ambac Capital Funding. Ambac Credit Products Limited is currently able to offer services in two other European Union countries.

Ambac UK and Ambac Credit products Limited are each subject to regulation by the Financial Services Authority (“FSA”) of the United Kingdom in the conduct of their business.

Under FSA regulations, each company is subject to certain requirements and limits, including risk assessments and the maintenance of a minimum margin of solvency. The FSA monitors each regulated company through site visits and required financial filings. The FSA requires approval of related party transactions and requires that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length.

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

Pursuant to these laws, FMR Corporation and JP Morgan Chase obtained approval from the Wisconsin Commissioner to acquire greater than 10% of Ambac Financial Group’s common stock. As of December 31, 2004, their percentage of ownership was approximately 10.14% and 10.10%, respectively. In their request for approval from the Wisconsin Commissioner, both FMR Corporation and JP Morgan Chase disclaimed any present intent to exercise control over Ambac Financial Group or Ambac Assurance or to control or attempt to control the management of operations of Ambac Financial Group or Ambac Assurance.

The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between Ambac Assurance and companies affiliated with Ambac Assurance.

Wisconsin Dividend Restrictions

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance may declare dividends, subject to any restriction in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to the shareholder (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years.

During 2004, 2003 and 2002, Ambac Assurance paid to Ambac Financial Group, Inc. cash dividends on its common stock totaling $103.0 million, $89.6 million and $78.0 million, respectively. See Note 17 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

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

New York Financial Guarantee Insurance Law

New York’s comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. Financial guarantors are also required to maintain case basis credit loss and loss expense reserves and unearned premium reserves on a basis established by the statute.

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2004 and 2003, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2004 and 2003, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital, which is defined as the sum of its capital and surplus and contingency reserve. As of December 31, 2004 and 2003, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

Ambac Financial Group’s Financial Services segment provides financial and investment products including investment agreements, interest rate and total return swaps and funding conduits principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, asset-backed and structured finance issuers.

Financial services revenues are primarily derived from: (i) gross investment income; (ii) net swap revenues; and (iii) net realized gains and losses on sales of securities. Total revenues were $236.3 million, $231.4 million and $137.4 million in 2004, 2003 and 2002, respectively.

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

Investment Agreements

The principal purpose of Ambac Capital Funding is to provide investment agreements, including repurchase agreements, primarily to municipalities and their authorities, states, and asset-backed and structured finance issuers. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected cash flow requirements.

The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance’s financial guarantee policy, which guarantees its payment obligations.

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See “Management’s Discussion and Analysis — Risk Management” in Ambac Financial Group’s 2004 Annual Report to Stockholders. Ambac Capital Funding is managed with the goal of matching the payment schedule of the invested assets, including hedges, to the payment schedule of the investment agreement liabilities in order to minimize market and liquidity risk.

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

The following table sets forth the net payments due under Ambac Capital Funding’s settled investment agreements in each of the next five years ending December 31 and the period thereafter, based on expected call dates:

Investment Agreements Obligations

($ In Thousands)	Principal Amount (1)
2005	$1,142,049
2006	507,827
2007	1,006,212
2008	834,184
2009	277,610
All later years	2,290,400

$6,058,282

(1)	As of December 31, 2004, the interest rates on these agreements ranged from 1.10% to 8.08%.

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

Ambac Securities principal business is to serve as the placement agent and dealer for securities issued by Ambac Capital Funding in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2004, Ambac Securities had net capital, as adjusted, of approximately

$0.6 million, which was $0.5 million in excess of its required net capital of $100 thousand. The net capital ratio was 0.08 to 1.0.

Derivative Products

Ambac Financial Services provides interest rate swaps and other derivative products primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Services generally hedges its transactions to mitigate sensitivity to overall interest rates. On interest rate swaps for municipalities, Ambac Financial Services is subject to the risk of changes in the relationship between tax-exempt and taxable interest rates, referred to as “basis risk.” If actual or projected tax-exempt interest rates change in relation to taxable rates, Ambac Financial Services may experience a mark-to-market gain or loss. A portion of these municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac Financial Group against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria.

Ambac Financial Services and Ambac Capital Services are both wholly-owned subsidiaries of Ambac Assurance.

Ambac Financial Services and Ambac Capital Services manage a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Management’s Discussion and Analysis - Risk Management” in Ambac Financial Group’s 2004 Annual Report to Stockholders.

Investments and Investment Policy

As of December 31, 2004, the consolidated investments of Ambac Financial Group had an aggregate fair value of approximately $14.8 billion and an aggregate amortized cost of approximately $14.3 billion. These investments are managed internally by officers of Ambac Financial Group, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

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

As of December 31, 2004, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $8.7 billion and an aggregate amortized cost of approximately $8.3 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance’s desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters - General Law,” section.

As of December 31, 2004, the Financial Services investment portfolio had an aggregate fair value of approximately $6.1 billion and an aggregate amortized cost of approximately $5.9 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality ratings. For further discussion, see “Investment Agreements,” section.

The following tables provide certain information concerning the investments of Ambac Financial Group:

Investments by Rating as of December 31, 2004 (1)

Rating	% of Investment Portfolio
AAA	84%
AA	10
A	3
BBB	1
Below investment grade	<1
Not rated	2

100%

(1)	Ratings represent S&P classifications. If unavailable, Moody’s rating is used.

Summary of Investments

As of December 31,

	2004		2003		2002
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Long-term investments:
Taxable bonds	$8,114,307	3.83%	$8,155,342	5.07%	$7,424,907	5.33%
Tax-exempt bonds	6,128,653	4.75	5,555,299	5.00	4,716,288	5.19

Total long-term investments	14,242,960	4.22	13,710,641	5.05	12,141,195	5.28
Short-term investments (2)	521,226	2.16	250,382	1.05	395,761	1.28
Other	4,234	—	4,417	—	2,354	—

Total	$14,768,420	4.14%	$13,965,440	4.97%	$12,539,310	5.14%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.

(2)	Includes taxable and tax-exempt investments.

Investments by Security Type

As of December 31,

	2004		2003		2002
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Municipal obligations (2)	$6,352,190	4.81%	$5,734,046	5.05%	$4,887,902	5.24%
Corporate securities	673,783	5.55	1,086,231	5.84	1,569,314	5.46
Foreign obligations	237,873	4.71	177,179	5.54	120,600	4.93
U.S. government obligations	125,321	4.18	102,212	4.16	108,193	4.27
U.S. agency obligations	876,242	4.76	647,652	5.06	573,061	5.32
Mortgage and asset-backed securities (3)	5,977,551	3.38	5,963,321	4.89	4,882,125	5.28

Total long-term investments	14,242,960	4.22	13,710,641	5.04	12,141,195	5.28
Short-term investments (2)	521,226	2.16	250,382	1.05	395,761	1.28
Other	4,234	—	4,417	—	2,354	—

Total	$14,768,420	4.14%	$13,965,440	4.97%	$12,539,310	5.14%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.

(2)	Includes taxable and tax-exempt investments.

(3)	The actual maturity dates of mortgage- and asset-backed securities are uncertain because the underlying collateral may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

Distribution of Investments by Maturity

as of December 31, 2004

Maturity	Amortized Cost	Estimated Fair Value
($ In Thousands)
Due in one year or less (1)	$596,739	$606,506
Due after one year through five years	1,023,984	1,055,447
Due after five years through ten years	1,768,158	1,832,337
Due after ten years	4,956,453	5,296,579

	8,345,334	8,790,869
Mortgage and asset-backed securities (2)	5,950,293	5,977,551

Total	$14,295,627	$14,768,420

(1)	Includes securities with a fair value of $75.5 million, which are classified as long-term investments in the tables above but which mature within one year.

(2)	The actual maturity dates of mortgage and asset-backed securities are uncertain because the underlying collateral may be paid prior to the stated maturity of such securities. This possibility of prepayment creates the risk that Ambac Financial Group will be unable to replace such investments with securities of comparable yield.

For further discussion, see Note 2 and 3 of Notes to Consolidated Financial Statements in Ambac Financial Group’s 2004 Annual Report to Stockholders.

Employees

As of December 31, 2004, Ambac Financial Group and its subsidiaries had 360 employees. None of the employees are covered by collective bargaining agreements. Ambac Financial Group considers its employee relations to be satisfactory.

Corporate Governance

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to the company’s disclosure control and procedures and internal control over financial reporting.

During the third quarter of 2002, Ambac Financial Group created a Disclosure Committee that has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac Financial Group in connection with its external disclosures. Ambac Financial Group has a Code of Business Conduct that expresses the values that drive employee behavior and maintains Ambac Financial Group’s commitment to the highest standards of conduct. This code can be found on Ambac Financial Group’s website at www.ambac.com by clicking on the “Investor Relations” page followed by “Corporate Governance”. Ambac Financial Group’s corporate governance guideline and the charters for the audit committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 2.	Properties.

The principal executive offices of Ambac Financial Group are located at One State Street Plaza, New York, New York 10004. The telephone number is (212) 668-0340.

Ambac Assurance, Ambac Capital Funding, Ambac Financial Services, Ambac Capital Products and Ambac Capital Services maintain their principal executive offices at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires on September 30, 2019. Ambac Assurance maintains other locations at Otemachi Financial Center 17th Floor, 5-4, Otemachi 1-chome, Chiyoda-ku, Tokyo 100-0004, Japan and at ABN AMRO Tower, L31, 88 Phillip Street, Sydney 2000 NSW, Australia. Both locations consist of approximately 1,000 square feet of office space.

Ambac UK and Ambac Capital Products Limited maintain its principal offices at Hasilwood House, 60 Bishopsgate, London EC2N4BE, England, which consists of 7,100 square feet of office space, under an agreement that expires in December 2006. Ambac UK has acquired rights to additional space of approximately 12,600 square feet at 6 Broadgate, London EC2 under an agreement that expires in September 2013 and also maintains a representative office at Regus Business Center S.r.l., Via Montedi Pieta N.21, 20121 Milano, Italy.

Ambac Financial Group owns an office building at 905 Marconi Avenue, Ronkonkoma, New York 11779. It currently rents the office space to PFM Asset Management, LLC under an agreement that expires in 2006. The office building consists of approximately 15,000 square feet of office space and storage.

Item 3.	Legal Proceedings.

There are no material lawsuits pending, or to the knowledge of Ambac Financial Group threatened, to which Ambac Financial Group or any of its majority-owned subsidiaries is a party.

Item 4.	Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Information relating to the principal market on which Ambac Financial Group’s Common Stock is tradable, the high and low sales prices per share for each full quarterly period within the two most recent fiscal years, and the frequency and amount of any cash dividends declared for the two most recent fiscal years is set forth on the inside back cover of Ambac Financial Group’s 2004 Annual Report to Stockholders and such information is incorporated herein by reference. Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters - Wisconsin Dividend Restrictions.” As of March 7, 2005, there were 75 stockholders of record of Ambac Financial Group’s Common Stock, which is listed on the New York Stock Exchange.

Item 6.	Selected Financial Data.

Selected financial data for Ambac Financial Group and its subsidiaries for each of the last ten fiscal years is set forth under the captions “10-Year Performance” and “Financial Highlights” on page 7 and pages 8 and 9 respectively, of Ambac Financial Group’s 2004 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 through 69 of such Annual Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations is set forth under the same caption on pages 18 through 38 of Ambac Financial Group’s 2004 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 through 69 of such Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption Risk Management on pages 36 to 38 of Ambac Financial Group’s 2004 Annual Report to Stockholders. Such information is incorporated herein by reference and should be read in conjunction with the Consolidated Financial Statements and the Notes thereto contained on pages 42 to 69 of such Annual Report.

Item 8.	Financial Statements and Supplementary Data.

The 2004 Consolidated Financial Statements, together with the Notes thereto and the Independent Registered Public Accounting Firm Reports thereon, are set forth on pages 40 through 69 of Ambac Financial Group’s 2004 Annual Report to Stockholders. Such information is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Management’s Report on Internal Control Over Financial reporting, included in Part II, Item 8 of this report.

The attestation report called for by Item 308 (b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant.

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

The following consolidated financial statements included in the 2004 Annual Report to Stockholders are incorporated herein by reference under Part II, Item 8:

Page Number In Annual Report
Reports of Independent Registered Public Accounting Firm	40-41

Consolidated Balance Sheets as of December 31, 2004 and 2003	42

Consolidated Statements of Operations for each of the years ended December 31, 2004, 2003 and 2002.	43

Consolidated Statements of Stockholders’ Equity for each of the years ended December 31, 2004, 2003 and 2002.	44

Consolidated Statements of Cash Flows for each of the years ended December 31, 2004, 2003 and 2002	45

Notes to Consolidated Financial Statements	46-69

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Report of Independent Registered Public Accounting Firm			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03+	Conformed Copy of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004.

3.04	By-laws of Ambac Financial Group, Inc., as amended through January 27, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between the Ambac Financial Group, Inc. and The Chase Manhattan Bank (National Association), Trustee. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and the Chase Manhattan Bank as trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Rights Agreement, dated as of January 31, 1996, between Ambac Financial Group, Inc. and Citibank N.A., as Rights Agent, including all exhibits thereto. (Filed as Exhibit 1 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 27, 1996 and incorporated herein by reference.)

4.05	Amendment to the Rights Agreement dated as of May 16, 2003 by and between Ambac Financial Group, Inc. and Citibank, N.A., as Rights Agent. (Filed as Exhibit 2 to Amendment No.1 of Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated May 21, 2003 and incorporated herein by Reference.)

+	Filed herewith.

4.06	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.07	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.08	Form of 7.00% Debenture due October 17, 2051. (Filed as Exhibit 1 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated October 26, 2001 and incorporated herein by reference.)

4.09	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.10	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.11	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and JP Morgan Chase Bank, as trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

10.01*	Second Amended and Restated Employment Agreement dated as of December 2, 1997, between Ambac Financial Group, Inc. and Phillip B. Lassiter. (Filed as Exhibit 10.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.02*	Employment Agreement dated as of January 27, 2004 by and between Ambac Financial Group, Inc. and Robert J. Genader. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.03*	Employment Agreement dated as of July 19, 2004 by and between Ambac Financial Group, Inc. and William T. McKinnon. (Filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.)

10.04*+	Directors’ Compensation Table. (effective as of January 1, 2004)

10.05*	Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to Ambac Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.06*+	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 19, 2004.

+	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.07*+	Form of Restricted Stock Unit Award.

10.08*+	Form of Stock Option Award Agreement.

10.09*+	January 2004 Award of Restricted Stock Units to Phillip B. Lassiter.

10.10*	Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as Exhibit 10.09 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.11*+	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through May 4, 2004.)

10.12*+	Form of Notice of Award of Directors’ Five Year Restricted Stock Units.

10.13*+	Form of Notice of Award of Directors’ Annual Stock Units.

10.14*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 1, 2000. (Filed as Exhibit 10.23 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 and incorporated herein by reference.)

10.15*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.16*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

10.17*	Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.18*	The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.19*	Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

+	Filed herewith.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.20*	Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’ Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.21*	Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.22*	Supplemental Pension Agreement between Ambac Financial Group, Inc. and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.23*	Supplemental Pension Agreement between Ambac Financial Group and David L. Boyle dated April 30, 1997. (Filed as Exhibit 10.25 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.24*	Retirement Agreement between Ambac Financial Group, Inc. and David L. Boyle dated February 15, 2005. (Filed as Exhibit 10.01 to Ambac Financial Group Inc.’s Current Report on Form 8-K filed February 22, 2005 and incorporated herein by reference.)

10.25*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.26*	Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.27	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.28	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.29	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.30	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.31	Conformed Copy of U.S. $300,000,000 Revolving Credit Agreement, dated as of July 29, 2004 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, the banks, financial institutions and other institutional lenders as the Initial Lenders, Barclay’s Bank PLC as the Syndication Agent and Citibank, N.A., as the Administrative Agent. (Filed as Exhibit 10.33 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.)

10.32	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.33	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.34	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.35	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.36	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.37	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.38	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.39	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

12.01+	Statement re computation of ratios.

13.01+	Certain portions of Ambac Financial Group, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2004. (Pages 7-9, pages 18-69 and the inside back cover.)

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm

24.01+	Power of Attorney from Robert J. Genader.

24.02+	Power of Attorney from Michael A. Callen.

24.03+	Power of Attorney from Renso L. Caporali.

24.04+	Power of Attorney from Jill M. Considine.

24.05+	Power of Attorney from Richard Dulude.

24.06+	Power of Attorney from Thomas J. Gandolfo.

24.07+	Power of Attorney from W. Grant Gregory.

24.08+	Power of Attorney from Phillip B. Lassiter.

24.09+	Power of Attorney from Thomas C. Theobald.

24.10+	Power of Attorney from Laura S. Unger.

24.11+	Power of Attorney from Henry D.G. Wallace.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.

++	Furnished herewith.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2004 and 2003.

+	Filed herewith.

++	Furnished herewith.

(b) Reports on Form 8-K:

On January 26, 2005, Ambac Financial Group, Inc. filed a Current Report on Form 8-K with its January 26, 2005 press release containing unaudited financial information and accompanying discussion for the three months ended December 31, 2004 and the year ended December 31, 2004. On February 17, 2005, Ambac Financial Group, Inc. filed a Current Report on Form 8-K to describe ordinary course executive officer compensation actions taken by the Compensation Committee of the Board of Directors of Ambac Financial Group, Inc. On February 22, 2005, Ambac Financial Group, Inc. filed a Current Report on Form 8-K to disclose a retirement agreement, dated February 15, 2005, between Ambac Financial Group, Inc. and David L. Boyle.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC. (Registrant)

Dated: March 15, 2005	By:	/s/ THOMAS J. GANDOLFO
	Name:	Thomas J. Gandolfo
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

ROBERT J. GENADER* Robert J. Genader	President and Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ THOMAS J. GANDOLFO Thomas J. Gandolfo	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

MICHAEL A. CALLEN* Michael A. Callen	Director	March 15, 2005

RENSO L. CAPORALI* Renso L. Caporali	Director	March 15, 2005

JILL M. CONSIDINE* Jill M. Considine	Director	March 15, 2005

RICHARD DULUDE* Richard Dulude	Director	March 15, 2005

W. GRANT GREGORY* W. Grant Gregory	Director	March 15, 2005

PHILLIP B. LASSITER* Phillip B. Lassiter	Director	March 15, 2005

THOMAS C. THEOBALD* Thomas C. Theobald	Director	March 15, 2005

LAURA S. UNGER* Laura S. Unger	Director	March 15, 2005

HENRY D.G. WALLACE* Henry D.G. Wallace	Director	March 15, 2005

*	Thomas J. Gandolfo, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ THOMAS J. GANDOLFO
Thomas J. Gandolfo
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Ambac Financial Group, Inc.:

The audits referred to in our report dated March 2, 2005, with respect to the consolidated financial statements of Ambac Financial Group, Inc., included the related financial statement schedules as of December 31, 2004, and for each of the years in the three-year period ended December 31, 2004, included in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein. As discussed in Note 2 to the consolidated financial statements, in 2003 Ambac Financial Group, Inc. changed its methods of accounting for variable interest entities and stock-based compensation.

/s/ KPMG LLP

New York, New York

March 2, 2005

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2004

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$123,499	$125,321	$125,321
U.S. agency obligations	829,886	876,242	876,242
Municipal obligations	6,017,682	6,352,190	6,352,190
Mortgage- and asset-backed securities	5,950,293	5,977,551	5,977,551
Corporate obligations	632,303	673,783	673,783
Foreign obligations	217,007	237,873	237,873
Short-term	521,226	521,226	521,226
Other	3,731	4,234	4,234

Total	$14,295,627	$14,768,420	$14,768,420

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2004 and 2003

(Dollar Amounts in Thousands Except Share Data)

	2004	2003
ASSETS
Assets:
Cash	$456	$323
Investments in subsidiaries	5,746,384	4,972,186
Fixed income securities, at fair value (amortized cost of $0 in 2004 and $16,906 in 2003)	—	17,152
Short-term investments, at cost (approximates fair value)	36,994	36,327
Other investments (cost of $460 in 2004 and $1,021 in 2003)	808	1,106
Current income taxes receivable	33,956	9,961
Deferred income taxes receivable	14,681	24,570
Other assets	26,126	24,523

Total assets	$5,859,405	$5,086,148

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$791,839	$791,775
Note payable to subsidiary	8,942	8,942
Accrued interest payable	6,203	6,203
Other liabilities	27,964	24,670

Total liabilities	834,948	831,590

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares - 4,000,000; issued and outstanding shares - none	—	—
Common Stock, par value $0.01 per share; authorized shares - 350,000,000 at December 31, 2004 and 200,000,000 at December 31, 2003; issued shares - 108,915,944 at December 31, 2004 and 107,144,148 at December 31, 2003	1,089	1,073
Additional paid-in capital	694,465	606,468
Accumulated other comprehensive income	296,814	266,919
Retained earnings	4,032,089	3,380,098
Common Stock held in treasury at cost, 0 shares at December 31, 2004 and at December 31, 2003	—	—

Total stockholders’ equity	5,024,457	4,254,558

Total liabilities and stockholders’ equity	$5,859,405	$5,086,148

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2004	2003	2002
Revenues:
Dividend income	$108,091	$95,480	$81,500
Interest and other income	1,824	7,026	3,537
Net realized (losses) gains	(18)	232	1,482

Total revenues	109,897	102,738	86,519

Expenses:
Interest expense	54,952	54,735	43,295
Operating expenses	10,683	14,562	7,170

Total expenses	65,635	69,297	50,465

Income before income taxes and equity in undistributed net income of subsidiaries	44,262	33,441	36,054
Federal income tax benefit	(22,340)	(21,714)	(15,906)

Income before equity in undistributed net income of subsidiaries	66,602	55,155	51,960
Equity in undistributed net income of subsidiaries	657,949	563,760	380,634

Net income	$724,551	$618,915	$432,594

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2004		2003		2002
Retained Earnings:
Balance at January 1	$3,380,098		$2,820,281		$2,403,473
Net income	724,551	$724,551	618,915	$618,915	432,594	$432,594

Dividends declared – common stock	(50,910)		(44,739)		(40,251)
Exercise of stock options	(21,650)		(14,359)		24,465

Balance at December 31	$4,032,089		$3,380,098		$2,820,281

Accumulated Other Comprehensive Income:
Balance at January 1	$266,919		$265,427		$62,476
Unrealized gains (losses) on securities, $15,131, $(10,937), and $339,039, pre-tax, in 2004, 2003 and 2002, respectively) (1)		8,368		(5,923)		214,943
Gain (loss) on derivative hedges		17,851		4,066		(14,171)
Foreign currency gain		3,676		3,349		2,179

Other comprehensive income	29,895	29,895	1,492	1,492	202,951	202,951

Total comprehensive income		$754,446		$620,407		$635,545

Balance at December 31	$296,814		$266,919		$265,427

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,073		$1,062		$1,060
Issuance of stock	16		11		2

Balance at December 31	$1,089		$1,073		$1,062

Additional Paid-in Capital:
Balance at January 1	$606,468		$550,289		$538,135
Exercise of stock options	48,722		30,445		16,320
Issuance of stock	43,973		30,405		4,287
Capital issuance costs	(4,698)		(4,671)		(8,453)

Balance at December 31	$694,465		$606,468		$550,289

Common Stock Held in Treasury at Cost:
Balance at January 1	$—		$(11,880)		$(21,456)
Cost of shares acquired	(51,781)		(20,247)		(37,907)
Shares issued under equity plans	51,781		32,127		47,483

Balance at December 31	$—		$—		$(11,880)

Total Stockholders’ Equity at December 31	$5,024,457		$4,254,558		$3,625,179

(1)	Disclosure of reclassification amount:

	2004	2003	2002
Unrealized holding gains arising during period	$32,062	$26,168	$154,065
Less: reclassification adjustment for net gains (losses) included in net income	23,694	32,091	(60,878)

Net unrealized gains (losses) on securities	$8,368	$(5,923)	$214,943

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$724,551	$618,915	$432,594
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Subsidiaries	(657,949)	(563,760)	(380,634)
Net realized losses (gains)	18	(232)	(1,482)
(Increase) decrease in current income taxes receivable	(4,283)	(3,629)	21,481
(Increase) decrease in other assets	(1,603)	(8,563)	2,324
Other, net	10,534	44	4,190

Net cash provided by operating activities	71,268	42,775	78,473

Cash flows from investing activities:
Proceeds from sales of bonds	16,761	10,138	91,602
Proceeds from maturities of bonds	—	200,000	7,404
Proceeds from the sale of Cadre Financial Services	3,676	—	—
Purchases of bonds	—	(317,131)	(82,865)
Change in short-term investments	(667)	3,536	(20,703)
Other, net	330	(227)	(14)

Net cash provided by (used in) investing activities	20,100	(103,684)	(4,576)

Cash flows from financing activities:
Dividends paid	(50,910)	(44,739)	(40,251)
Proceeds from issuance of debentures	—	363,188	—
Payment for buyback of debentures	—	(200,000)	—
Issuance of common stock	43,989	30,416	4,289
Purchases of treasury stock	(51,781)	(20,247)	(37,907)
Proceeds from sale of treasury stock	30,073	32,127	47,483
Contribution to subsidiaries	(62,606)	(99,724)	(50,000)

Net cash provided by (used in) financing activities	(91,235)	61,021	(76,386)

Net cash flow	133	112	(2,489)
Cash at January 1	323	211	2,700

Cash at December 31	$456	$323	$211

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$175,000	$175,000	$159,500

Interest expense on debt	$55,166	$54,423	$47,145

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $107,160 in December 2003.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2004, 2003 and 2002, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2002	$871,070	$113,542	$32,962	$790,490	4.17%
Year ended December 31, 2003	$1,114,445	$138,146	$29,258	$1,005,557	2.91%
Year ended December 31, 2004	$1,009,243	$70,946	$38,568	$976,865	3.95%

INDEX TO EXHIBITS

Exhibit Number	Description

3.03	Conformed Copy of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004.

10.04*	Directors’ Compensation Table. (effective January 1, 2004.)

10.06*	Ambac Financial Group, Inc. 1997 Equity Plan, amended July 19, 2004.

10.07*	Form of Restricted Stock Unit Award.

10.08*	Form of Stock Option Award Agreement.

10.09*	January 2004 Award of Restricted Stock Units to Phillip B. Lassiter.

10.11*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through May 4, 2004.)

10.12*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units.

10.13*	Form of Notice of Award of Directors’ Annual Stock Units.

12.01	Statement re computation of ratios.

13.01	Certain portions of Ambac Financial Group, Inc.’s Annual Report to Stockholders for the fiscal year ended December 31, 2004. (Pages 7-9, pages 18-69 and the inside back cover.)

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney from Robert J. Genader.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Renso L. Caporali.

24.04	Power of Attorney from Jill M. Considine.

24.05	Power of Attorney from Richard Dulude.

24.06	Power of Attorney from Thomas J. Gandolfo.

24.07	Power of Attorney from W. Grant Gregory.

24.08	Power of Attorney from Phillip B. Lassiter.

24.09	Power of Attorney from Thomas C. Theobald.

24.10	Power of Attorney from Laura S. Unger.

24.11	Power of Attorney from Henry D.G. Wallace.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2004 and 2003.

++	Furnished herewith.