Form 10-Q
period 2005-03-31
AMBAC FINANCIAL GROUP INC
filed 2005-05-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

As of April 30, 2005, 108,290,721 shares of Common Stock, par value $0.01 per share, (net of 700,641 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2005 and December 31, 2004

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $13,995,167 in 2005 and $13,425,475 in 2004)	$14,336,984	$13,901,218
Fixed income securities pledged as collateral, at fair value (amortized cost of $354,347 in 2005 and $345,195 in 2004)	348,296	341,742
Short-term investments, at cost (approximates fair value)	428,209	521,226
Other (cost of $3,742 in 2005 and $3,731 in 2004)	4,110	4,234

Total investments	15,117,599	14,768,420

Cash	41,699	19,957
Securities purchased under agreements to resell	97,000	353,000
Receivable for securities	79,898	1,319
Investment income due and accrued	138,931	162,506
Reinsurance recoverable on paid and unpaid losses	23,330	16,765
Prepaid reinsurance	251,573	297,330
Deferred acquisition costs	201,643	184,766
Loans	1,365,827	1,405,700
Derivative assets	1,143,185	1,297,972
Other assets	165,091	77,523

Total assets	$18,625,776	$18,585,258

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,788,930	$2,778,893
Loss and loss expense reserve	259,808	254,055
Ceded reinsurance balances payable	13,693	18,248
Obligations under investment and payment agreements	6,733,883	6,813,914
Obligations under investment repurchase agreements	246,560	266,806
Deferred income taxes	188,529	217,373
Current income taxes	66,242	16,406
Long-term debt	1,888,886	1,866,207
Accrued interest payable	55,389	71,058
Derivative liabilities	910,512	1,049,103
Other liabilities	202,556	208,732
Payable for securities purchased	157,560	6

Total liabilities	13,512,548	13,560,801

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,089	1,089
Additional paid-in capital	702,409	694,465
Accumulated other comprehensive income	206,212	296,814
Retained earnings	4,203,859	4,032,089
Common stock held in treasury at cost	(341)	—

Total stockholders’ equity	5,113,228	5,024,457

Total liabilities and stockholders’ equity	$18,625,776	$18,585,258

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2005 and 2004

(Dollars in Thousands Except Share Data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Financial Guarantee:
Gross premiums written	$229,126	$226,434
Ceded premiums written	26,627	(33,886)

Net premiums written	$255,753	$192,548

Net premiums earned	$199,634	$165,435
Other credit enhancement fees	12,067	11,436

Net premiums earned and other credit enhancement fees	211,701	176,871
Net investment income	102,008	87,715
Net realized investment gains	2,021	11,871
Net mark-to-market gains on credit derivative contracts	5,266	6,962
Other income (loss)	2,385	(12,169)
Financial Services:
Interest from investment and payment agreements	57,681	52,350
Derivative products	8,813	7,420
Net realized investment (losses) gains	(155)	5,951
Net mark-to-market gains on derivative hedge contracts	691	63
Corporate:
Net investment income	409	370
Net realized investment losses	—	(24)

Total revenues	390,820	337,380

Expenses:
Financial Guarantee:
Loss and loss expenses	23,472	17,500
Underwriting and operating expenses	33,403	25,836
Interest expense on variable interest entity notes	11,579	722
Financial Services:
Interest from investment and payment agreements	50,780	42,692
Other expenses	3,819	3,695
Interest	13,513	13,625
Corporate	2,282	2,189

Total expenses	138,848	106,259

Income before income taxes	251,972	231,121
Provision for income taxes	66,429	59,366

Income from continuing operations	185,543	171,755

Discontinued operations:
Loss from discontinued operations	—	(240)
Income tax benefit	—	(96)

Net loss from discontinued operations	—	(144)

Net income	$185,543	$171,611

Earnings per share:
Income from continuing operations	$1.68	$1.57

Discontinued operations	$0.00	$(0.00)

Net income	$1.68	$1.57

Earnings per diluted share:
Income from continuing operations	$1.66	$1.55

Discontinued operations	$0.00	$0.00

Net income	$1.66	$1.55

Weighted average number of common shares outstanding:
Basic	110,191,422	108,990,437

Diluted	111,772,811	110,397,003

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Three Months Ended March 31, 2005 and 2004

(Dollars in Thousands)

	2005		2004
Retained Earnings:
Balance at January 1	$4,032,089		$3,380,098
Net income	185,543	$185,543	171,611	$171,611

Dividends declared - common stock	(13,616)		(11,830)
Exercise of stock options	(157)		(5,837)

Balance at March 31	$4,203,859		$3,534,042

Accumulated Other Comprehensive Income:
Balance at January 1	$296,814		$266,919
Unrealized (losses) gains on securities, $(134,405) and $111,756, pre-tax in 2005 and 2004, respectively(1)	(90,540)		70,160
Gain on derivative hedges, $1,449 and $24,906 pre-tax in 2005 and 2004, respectively		1,083		14,959
Foreign currency translation (loss) gain		(1,145)		1,462

Other comprehensive income	(90,602)	(90,602)	86,581	86,581

Comprehensive income		$94,941		$258,192

Balance at March 31	$206,212		$353,500

Preferred Stock:
Balance at January 1 and March 31	$—		$—

Common Stock:
Balance at January 1	$1,089		$1,073
Issuance of stock	—		11

Balance at March 31	$1,089		$1,084

Additional Paid-in Capital:
Balance at January 1	$694,465		$606,468
Employee benefit plans	8,213		24,342
Issuance of stock	908		17,311
Capital issuance costs	(1,177)		(1,132)

Balance at March 31	$702,409		$646,989

Common Stock Held in Treasury at Cost:
Balance at January 1	$—		$—
Cost of shares acquired	(721)		(24,992)
Shares issued under equity plans	380		18,905

Balance at March 31	$(341)		$(6,087)

Total Stockholders’ Equity at March 31	$5,113,228		$4,529,528

(1) Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period	$(89,180)		$81,627
Less: reclassification adjustment for net gains included in net income	1,360		11,467

Net unrealized (losses) gains on securities	$(90,540)		$70,160

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31, 2005 and 2004

(Dollars in Thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$185,543	$171,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	648	778
Amortization of bond premium and discount	46	(3,690)
Current income taxes	50,499	39,902
Deferred income taxes	14,654	(1,049)
Deferred acquisition costs	(16,877)	(1,227)
Unearned premiums, net	55,794	27,797
Loss and loss expenses	(812)	41,160
Ceded reinsurance balances payable	(4,555)	1,660
Investment income due and accrued	23,575	33,482
Accrued interest payable	(15,669)	(26,929)
Net realized investment gains	(1,866)	(17,798)
Other, net	(3,791)	(43,413)

Net cash provided by operating activities	287,189	222,284

Cash flows from investing activities:
Proceeds from sales of bonds	171,086	805,871
Proceeds from matured bonds	290,844	333,507
Proceeds from the sale of Cadre Financial Services, Inc.	—	3,676
Purchases of bonds	(961,609)	(1,272,364)
Change in short-term investments	93,017	23,931
Securities purchased under agreements to resell	256,000	(92,985)
Loans	39,873	5,022
Purchases of securitization collateral	(101,600)	—
Other, net	3,753	3,055

Net cash used in investing activities	(208,636)	(190,287)

Cash flows from financing activities:
Dividends paid	(13,616)	(11,830)
Securities sold under agreements to repurchase	—	(62,300)
Proceeds from issuance of investment and payment agreements	221,295	391,879
Payments for investment and payment agreement draws	(292,223)	(391,068)
Proceeds from issuance of long-term debt	50,000	—
Payment for redemption of long-term debt	(27,336)	—
Capital issuance costs	(1,177)	(1,132)
Issuance of common stock	908	17,323
Proceeds from sale of treasury stock	249	18,905
Purchases of treasury stock	(721)	(24,992)
Net cash collateral received	5,810	26,815

Net cash used in financing activities	(56,811)	(36,400)

Net cash flow	21,742	(4,403)
Cash at January 1	19,957	24,449

Cash at March 31	$41,699	$20,046

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,235	$10,720

Interest expense on long-term debt	$18,146	$15,725

Interest expense on investment agreements	$48,788	$38,713

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation is a leading provider of financial guarantees for public finance and structured finance obligations. Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Ratings and Investment Information, Inc. These triple-A ratings are an essential part of Ambac Assurance’s ability to compete in the market of providing financial guarantee products. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the full year ending December 31, 2005. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the consolidated financial statements of Ambac Financial Group, Inc. and its subsidiaries contained in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005.

The consolidated financial statements include the accounts of Ambac, its subsidiaries and variable interest entities for which Ambac is the primary beneficiary. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2) Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including structured credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, interest rate swaps, total return and currency swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three-month period ended March 31, 2005 and 2004:

(Dollars in thousands) Three months ended March 31,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2005:
Revenues:
Unaffiliated customers	$323,381	$67,030	$409	$—	$390,820
Intersegment	198	(468)	29,600	(29,330)	—

Total revenues	$323,579	$66,562	$30,009	$(29,330)	$390,820

Income before income taxes:
Unaffiliated customers	$254,927	$12,431	$(15,386)	$—	$251,972
Intersegment	1,921	848	28,820	(31,589)	—

Total income before income taxes	$256,848	$13,279	$13,434	$(31,589)	$251,972

Total assets	$10,332,236	$8,230,344	$63,196	$—	$18,625,776

2004:
Revenues:
Unaffiliated customers	$271,250	$65,784	$346	$—	$337,380
Intersegment	5,717	(1,587)	29,426	(33,556)	—

Total revenues	$276,967	$64,197	$29,772	$(33,556)	$337,380

Income before income taxes:
Unaffiliated customers	$227,192	$19,397	$(15,468)	$—	$231,121
Intersegment	7,079	(1,639)	28,840	(34,280)	—

Total income before income taxes	$234,271	$17,758	$13,372	$(34,280)	$231,121

Total assets	$8,638,579	$8,729,021	$89,848	$—	$17,457,448

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three months ended March 31, 2005 and 2004:

	Three Months 2005		Three Months 2004
(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
United States	$181,314	$157,784	$174,283	$126,260
United Kingdom	18,184	15,941	27,851	13,800
Japan	7,072	7,209	6,934	7,480
Mexico	3,497	1,611	3,957	1,816
Italy	1,503	2,081	1,412	1,947
Brazil	2,726	2,160	2,225	1,422
Australia	691	2,180	237	1,419
Internationally diversified (1)	8,466	14,622	6,254	13,306
Other international	5,673	8,113	3,281	9,421

Total	$229,126	$211,701	$226,434	$176,871

(1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(3) Employee Benefit Plans

Stock Compensation Plans:

Effective January 1, 2003, Ambac began to account for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS Statement 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended by SFAS Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), prospectively to all employee awards granted after January 1, 2003. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock units granted for 2003 and future years. Compensation expense for restricted stock units issued for the years prior to 2003 was and continues to be recognized over the relevant service periods based on the applicable vesting schedules. Stock options and restricted stock units are included in “Stockholders’ Equity” under SFAS 123 when services required from employees in exchange for the awards are rendered and expensed.

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the average of the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions for 2005 are estimated to be approximately $1,000. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Net periodic pension costs for the three months ended March 31, 2005 and 2004 include the following components:

	March 31, 2005	March 31, 2004
Service cost	$471	$408
Interest cost	363	331
Expected return on plan assets	(599)	(487)
Amortization of prior service cost	(36)	(36)
Recognized net loss	36	51

Net periodic pension cost	235	267
Other (disposal of Cadre)	—	136

Total pension expense	$235	$403

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $121 and $52 for the three months ended March 31, 2005 and 2004, respectively.

(4) Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 108,965,668 were issued as of March 31, 2005. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of March 31, 2005.

(5) Special Purpose and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac has a beneficial interest in a variable interest entity that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Financial Guarantees:

Ambac provides financial guarantee insurance to debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss retention and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss retention, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

As of March 31, 2005, Ambac is the primary beneficiary and therefore consolidated VIEs under three transactions, as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $102,942 at March 31, 2005, with a maturity date of December 3, 2022.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances were $994,089 at March 31, 2005, with maturity dates ranging from April 15, 2016 to February 4, 2025.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

(Dollars in millions)	At March 31, 2005	At December 31, 2004
Assets:
Cash	$360	$690
Loans	712,174	727,294
Investment in fixed income securities	378,700	346,111
Investment income due and accrued	11,189	2,315
Derivative assets	4,330	—

Total	$1,106,753	$1,076,410

Liabilities and Equity:
Long-term debt	$1,097,031	$1,074,368
Other liabilities	10,027	2,042
Equity	(305)	—

Total	$1,106,753	$1,076,410

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

As of March 31, 2005, there are 10 individual transactions outstanding in the QSPEs. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The cash flows of the MTNs approximately match the cash flows of the assets purchased. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivatives are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of March 31, 2005, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the three months ended March 31, 2005 and the year ended December 31, 2004 were $0 and $195,000, respectively. No gains or losses were recognized on these sales. As of March 31, 2005, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,944,318, $1,807,162 and $122,038,

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1,462 and $1,372 for the three months ended March 31, 2005 and 2004, respectively. Ambac also received fees for providing other services amounting to $90 and $91 for the three months ended March 31, 2005 and 2004, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed income municipal investment securities. These beneficial interests are directly secured by the related municipal investment securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed income municipal investment securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $256,941 and $257,300 as of March 31, 2005 and December 31, 2004, respectively. The beneficial interests issued to third parties, are reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $249,100 and $249,140 as of March 31, 2005 and December 31, 2004, respectively.

(6) Accounting Standards

In December 2004, the FASB issued SFAS 123-R, “Share-Based Payment”. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. Originally, SFAS 123-R was to be effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended to the first interim reporting date of the next fiscal year after June 15, 2005. Ambac will adopt SFAS 123-R on January 1, 2006 by using a modified prospective approach. The adoption of SFAS 123-R is not expected to have a material impact on Ambac’s operating results. Ambac continues to evaluate other aspects of adopting SFAS 123-R.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $1.66 for the first quarter of 2005, an 8% increase compared with the first quarter of 2004.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading provider of financial guarantees for public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Rating and Investment Information, Inc. These triple-A ratings are an essential part of Ambac Assurance’s ability to compete in the market of providing financial guarantee products. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as stadium financings, military housing and student housing. Structured Finance covers U.S. structured finance transactions, including mortgage-backed securities and other consumer asset-backed securities, commercial asset-backed securities, collateralized debt obligations, investor-owned utilities and asset-backed commercial paper conduits. International Finance covers both infrastructure privatization transactions and the structured finance markets outside of the U.S. Increased net premiums earned and other credit enhancement fee revenues drove growth in our financial guarantee segment. This resulted from continued growth in revenues primarily in the United States, Western Europe and Australia.

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, and asset-backed and structured finance issuers. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

Forward-Looking Statements

Materials in this annual report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent Ambac’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future plans or objectives and results.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2004 Form 10-K filed with the SEC on March 15, 2005. Management has discussed each of these critical accounting policies and estimates with the Audit Committee of the Board of Directors.

Financial Guarantee Insurance Losses and Loss Expenses. The loss reserve for financial guarantee insurance discussed in this critical accounting policy and estimates disclosure relates only to Ambac’s non-derivative insurance business. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative Financial Guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that begins with statistical estimates of probable losses inherent in the adversely classified credit portfolio. Statistical estimates are computed on each adversely classified credit. These statistical estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by the Company. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits the Company would use relevant information obtained from its remediation efforts to adjust the statistical estimate discussed above.

Case basis credit reserves are established for losses on insured obligations that have already defaulted. We believe our definition of case basis credit reserves differs from other financial guaranty industry participants. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights.

The primary estimates impacting the statistical loss calculation are probability of default and severity of loss. The probability of default increases as a credit exposure deteriorates in quality. Political, economic or other unforeseen events could have an adverse impact on default probabilities. However, despite such unforeseen events, our experience has shown, it is not reasonably likely that there would be a change in the probability of default estimates such that a material change in our loss reserve estimate would occur. Our experience has shown that credit deterioration and related changes in default probabilities are a gradual process that typically occurs over a long period of time. Historically, claim payments on financial guarantee contracts have been infrequent but subject to potential high severity. Severity represents the amount of loss that would be incurred on a defaulted obligation due to the difference in the amount of net par guaranteed and the value of the related collateral and other subrogation rights. Loss severity estimates are based upon available information such as rating agency recovery rates or surveillance data such as collateral appraisals. However, severity data used are estimates that are subject to change with political, economic and other market conditions or as new information becomes available. Severity of loss is a primary assumption used to estimate losses and an increase or decrease of the severity would provide a range of reasonably possible future outcomes that would differ from our current loss estimate, which could be material.

Ambac has exposure to various bond types. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are three bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur. These three bond types are aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), health care institutions and mortgage-backed and home equity securitizations. The collateral for an EETC bond is commercial aircraft. Intense competition in the global airline industry continues and has been further impacted by lower cost start up regional

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

carriers. As a result, major airlines have been forced to reduce costs and scale back aircraft purchases. Additionally, competition between the largest aircraft manufacturers has served to reduce overall aircraft pricing. These events have adversely impacted the value of certain aircraft and accordingly impacted the loss severity estimates associated with certain EETC exposures. We have observed that the health care industry is also particularly subject to changes in severity estimates. If there is collateral associated with a health care credit it is generally in the form of a hospital facility. The value of that facility is primarily impacted by the essentiality of that facility to a particular community. For example, hospital facilities that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. It is also reasonably possible that severity estimates could materially change in the mortgage-backed and home equity securitization sector. Severity estimates in this sector are impacted by residential real estate values. Increases in mortgage interest rates, increased unemployment or personal bankruptcies could have an adverse impact on residential real estate values and mortgage-backed and home equity loss severity estimates. The table below outlines the estimated impact on the March 31, 2005 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible changes in the loss severity assumptions. These changes in the loss severity assumptions represent management’s estimate of reasonably possible changes in severity and are based upon our historical experience.

Bond Type (Dollars in millions)	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
EETC	24%	50%	$55
Health care	60%	83%	$26
Mortgage-backed and home equity	19%	22%	$3

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves, including the probability of default and loss severity assumptions are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. Ambac’s financial instruments categorized as assets are mainly comprised of investments in fixed income securities and are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac classifies investments in fixed income securities as available-for-sale.

The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Ambac has a formal review process for all securities in its investment portfolio, including a review for impairment losses. Documentation of our analyses is required under our policy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost; (ii) securities whose market values have declined by 5% or more below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax, in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). When available, quotes are obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. At the inception of a derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data. Where we cannot verify all of the significant model inputs to observable market data, we value the contract at the transaction price at inception and, consequently, record no gain or loss in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2005 and 2004, and its financial condition as of March 31, 2005 and December 31, 2004. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended March 31, 2005 was $185.5 million or $1.66 per diluted share, an increase of $13.7 million, compared to $171.8 million or $1.55 per diluted share in the three months ended March 31, 2004. Ambac’s income before income taxes was $252.0 million for the three months ended March 31, 2005, an increase of 9% from income before income taxes of $231.1 million in the three months ended March 31, 2004. Of the $252.0 million of income before income taxes in the first quarter of 2005, $254.9 million was from Financial Guarantee, $12.5 million from Financial Services and $(15.4) million from Corporate, compared to $227.2 million, $19.4 million and $(15.5) million for Financial Guarantee, Financial Services and Corporate, respectively in the first quarter of 2004.

Corporate consists primarily of Ambac’s interest expense on its debentures outstanding. Financial Guarantee income before income taxes for the three months ended March 31, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

increased primarily as a result of (i) higher net premiums earned, (ii) higher net investment income, and (iii) higher other income, partially offset by (i) a higher provision for loss and loss expenses, (ii) lower net realized investment gains, and (iii) higher underwriting and operating expenses. The Financial Services decrease in the first quarter of 2005 is primarily attributable to (i) net realized investment losses as compared to net realized investment gains, and (ii) higher interest expense from investment and payment agreements, partially offset by higher revenues from interest and payment agreements.

Included in the three months ended March 31, 2005 income from continuing operations in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”). The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. The recapture was a result of a provision in the reinsurance contract that provides Ambac the right to recapture previously written business ceded to the reinsurer upon the event of a downgrade of the reinsurer by a major rating agency. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $51.3 million of deferred premiums collected, approximately $70.0 million in net present value of future installment premiums is expected to be recognized in future earned premiums over the remaining life of the guarantees. The net impact in the first quarter of 2005 of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax, or $0.02 per diluted share.

Net Loss From Discontinued Operations

In November 2003, Ambac announced that it had entered into an agreement to sell the operations of Cadre Financial Services, Inc. and Ambac Securities, Inc., its investment advisory and cash management business. The transaction closed during the first quarter of 2004. The net loss from discontinued operations for the three months ended March 31, 2005 and 2004 were $0 and $0.1 million, respectively.

Financial Guarantee

Ambac provides financial guarantees for debt obligations through its principal operating subsidiary, Ambac Assurance Corporation, as well as credit protection in the form of structured credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

Ambac Assurance guaranteed $18.8 billion in par value debt obligations during the three months ended March 31, 2005, a decrease of 14% from $21.8 billion in par value debt obligations guaranteed during the comparable prior year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2005 and December 31, 2004:

(Dollars in billions)	March 31, 2005	December 31, 2004
Public Finance	$247.4	$239.7
Structured Finance	130.5	132.4
International Finance	84.8	87.3

Total net par outstanding (1)	$462.7	$459.4

(1)	$7.5 billion of the net par outstanding increase in 2005 was a result of the reinsurance cancellation noted above.

The following table provides a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2005 and December 31, 2004:

	Percentage of Guaranteed Portfolio(1)
	March 31, 2005	December 31, 2004
AAA	8%	8%
AA	24	23
A	47	47
BBB	20	21
Below investment grade	1	1

Total	100%	100%

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2005 and December 31, 2004. Below investment grade are generally defined as those exposures with a credit rating below BBB-.

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	March 31, 2005	December 31, 2004
U.S. Public Finance:
Health care	$579	$571
Tax-backed	135	135
General obligation	105	104
University	37	38
Other	149	151

Total U.S. Public Finance	1,005	999

U.S. Structured Finance:
Investor-owned utilities	696	803
Mortgage-backed and home equity	704	774
Pooled debt obligations	466	481
Enhanced equipment trust certificates	494	205
Asset-backed	218	221

Total U.S. Structured Finance	2,578	2,484

International Finance:
Pooled debt obligations	510	510
Transportation revenue	200	215
Investor-owned utilities	58	59
Sovereign/sub-sovereign	38	38
Other	220	223

Total International Finance	1,026	1,045

Grand Total	$4,609	$4,528

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

At March 31, 2005 and December 31, 2004, the number of credits with Ambac Assurance ratings below investment grade totaled 73.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Included in transportation obligations is exposure to U.S. airports of $7.9 billion at March 31, 2005. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities. Although Ambac Assurance guarantees the full range of Public Finance obligations, Ambac Assurance concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these transactions include stadium financings, student housing and military housing.

Public Finance bond obligations par value written was $11.0 billion for the three months ended March 31, 2005, which was 39% higher than $7.9 billion of par value written in the three months ended March 31, 2004. This increase was primarily driven by municipal issuance of $98 billion, a 15% increase over municipal issuance in the first quarter of 2004. Additionally, insured market penetration was approximately 62% in the first quarter of 2005, up from 47% and 53% in the first quarter of 2004 and the fourth quarter of 2004, respectively.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities; and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Included within commercial asset-backed securities are exposures to Enhanced Equipment Trust Certificates of $1.8 billion at March 31, 2005. Enhanced Equipment Trust Certificates are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral. Pooled debt obligations, including structured credit derivative transactions, involve the securitization of diverse portfolios of corporate bonds and loan obligations and asset-backed securities.

Structured Finance obligations par value written was $5.9 billion for the three months ended March 31, 2005, which was 14% lower than $6.9 billion of par value written in the three months ended March 31, 2004. The decrease in Structured Finance obligations guaranteed for the first quarter of 2005 resulted primarily from lower par written in the consumer asset-backed (including mortgage-backed securities) and the commercial asset-backed sectors of the market, partially offset by an increase in pooled debt obligations transactions.

International Finance:

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside the United States. Ambac Assurance’s emphasis internationally has been on Western Europe and Australia. In the United Kingdom, Ambac Assurance has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain infrastructure finance activities. Ambac Assurance expects demand for our financial guarantees on infrastructure privatization transactions to increase in certain other European countries. Ambac also participates in less developed markets through certain structures such as pooled debt obligations or future flow transactions. Future flow transactions essentially securitize future revenue streams derived from operating receivables or the sale of commodities.

International Finance bond obligations par value written was $1.9 billion for the three months ended March 31, 2005, which was 73% lower than $7.0 billion of par value written for the three months ended March 31, 2004. The decrease in International Finance obligations guaranteed during the first quarter of 2005 is primarily due to low transaction volume.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

determined at the time of policy issuance. Gross premiums written for the three months ended March 31, 2005 were $229.1 million, an increase of $2.7 million or 1% from 226.4 million in the three months ended March 31, 2004.

Up-front premiums written during the three months ended March 31, 2005 were $105.0 million, a decrease of 12% from $119.1 million in the three months ended March 31, 2004. The decrease in up-front gross premiums written in the first quarter of 2005 compared to the first quarter of 2004 was primarily a result of reduced business activities in both the Structured and International Finance sectors, partially offset by higher up-front gross premiums written in the Public Finance sector.

Installment premiums written for the three months ended March 31, 2005 were $124.1 million, an increase of 16% from $107.3 million in the three months ended March 31, 2004. The growth in installment premiums is due to increases in all three market sectors.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended March 31,
	2005		2004
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$99.5	$10,714	$94.7	$7,800
Installment	7.7	247	6.5	76

Total Public Finance	107.2	10,961	101.2	7,876

Structured Finance:
Up-front	3.8	378	12.0	772
Installment	70.3	5,531	61.1	6,120

Total Structured Finance	74.1	5,909	73.1	6,892

International Finance:
Up-front	1.7	38	12.4	1,844
Installment	46.1	1,860	39.7	5,144

Total International Finance	47.8	1,898	52.1	6,988

Total	$229.1	$18,768	$226.4	$21,756

Total up-front	$105.0	$11,130	$119.1	$10,416
Total installment	124.1	7,638	107.3	11,340

Total	$229.1	$18,768	$226.4	$21,756

Reinsurance. Ambac’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility with respect to the amount ceded within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums (returned) written for the three months ended March 31, 2005 were ($26.6) million, compared to $33.9 million in the three months ended March 31, 2004. During the first quarter of 2005 Ambac completed a cancellation of a reinsurance contract with Radian. Included in ceded premiums written is $55.8 million in return premiums from the cancellation. Excluding the return premiums, ceded premiums as a percentage of gross premiums written was 12.7% for the three months ended March 31, 2005 compared with 15.0% for the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would still be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral amounting to approximately $152.3 million from its reinsurers as of March 31, 2005. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	March 31, 2005	December 31, 2004
AAA	$19.9	$19.7
AA	14.7	19.8
A	2.6	2.6
Not rated	2.0	2.1

Total	$39.2	$44.2

Certain reinsurance contracts with Axa Re Finance S.A. (not rated by S&P) and American Re-Insurance Company (S&P rating of A) were cancelled in 2004. Ambac retained the right to cancel the remaining reinsurance contracts with these reinsurers. Additionally, Ambac had cancelled par of $7.5 billion for Radian for the first quarter of 2005. Ambac does not have the ability to cancel any additional contracts with Radian at their current rating level.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three months ended March 31, 2005 were $211.7 million, an increase of 20% from $176.9 million for the three months ended March 31, 2004. The increase was primarily the result of the larger Financial Guarantee book of business, as well as higher refundings, calls and other accelerations of previously insured obligations (collectively referred to as “accelerated earnings”) for the three months ended March 31, 2005.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low interest rate environment continues to prompt the high levels of refundings. As interest rates continue to rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned included accelerated earnings of $34.4 million and $15.2 million during the three months ended March 31, 2005 and 2004, respectively.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) in the first quarter of 2005 was $165.2 million, an increase of 10% from $150.3 million in the first quarter of 2004. Normal net premiums earned for the three months ended March 31, 2005 increased 12%, 1% and 21% for Public, Structured and International Finance, respectively, from the three months ended March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall, the business environment has become more competitive. Increased competition from the uninsured market in the form of senior/subordinated securitizations and other triple-A-rated financial guarantors has increased. This increased competition has had an adverse impact on pricing. The growth in normal earned premiums in Structured Finance and International Finance that has been exhibited over the past several years has moderated as those lines of business have grown significantly, resulting in more difficult comparisons. Similarly, due to a tight credit spread environment in International Finance, the pooled debt obligation market has decreased significantly, adversely impacting earned premium growth and other credit enhancement fee growth. This, combined with the continued high level of run-off in the mortgage-backed securities book, adversely impacted overall earned premium growth. We expect this trend to continue, and therefore, anticipate lower growth rates in normal earned premiums during 2005.

Other credit enhancement fees in the first quarter of 2005, which is primarily comprised of fees received from the structured credit derivatives product, were $12.1 million, an increase of 6% from $11.4 million in the first quarter of 2004. The trend in narrowing corporate credit spreads has had an adverse impact on the growth of fees in the credit derivative business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	March 31, 2005	March 31, 2004
Public Finance	$55.2	$49.1
Structured Finance	64.8	63.9
International Finance	45.2	37.3

Total normal premiums earned	165.2	150.3
Refundings	34.4	15.2

Total net premiums earned	199.6	165.5
Other credit enhancement fees	12.1	11.4

Total net premiums earned and other credit enhancement fees	$211.7	$176.9

Net Investment Income. Net investment income for the three months ended March 31, 2005 was $102.0 million, an increase of 16% from $87.7 million in the three months ended March 31, 2004. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) capital contributions from Ambac Financial Group, Inc. of $20 million in the third quarter of 2004 and $43 million in the fourth quarter of 2004, and (iii) an increase of $10.3 million from the consolidation of variable interest entities under FIN 46 in the fourth quarter of 2004 (offset by the Statement of Operations line item “Interest expense on variable interest notes” of $10.9 million). This increase in investment income was partially offset by a lower reinvestment rate due to the interest rate environment and due to the temporary build up of short-term investments during the quarter. Investments in tax-exempt securities amounted to 69% of the total fair value of the portfolio as of March 31, 2005, versus 70% at March 31, 2004. The average pre-tax yield-to-maturity on the investment portfolio was 4.51% as of March 31, 2005 compared with 4.91% at March 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Realized Investment Gains. Net realized investment gains in the three months ended March 31, 2005 were $2.0 million compared to net realized gains of $11.9 million for the three months ended March 31, 2004. The following table details amounts included in net realized investment gains:

(Dollars in millions)	March 31, 2005	March 31, 2004
Net gains on securities sold or called	$2.2	$11.7
Foreign exchange gains (losses) on investments	(0.2)	0.2

Net realized investment gains	$2.0	$11.9

Net Mark-to-Market Gains on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three months ended March 31, 2005 was $5.3 million, compared to net mark-to-market gains of $7.0 million in the three months ended March 31, 2004. The change in estimated fair value of structured credit derivative contracts reflects net mark-to-market gains and losses due to changes in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives in the three months ended March 31, 2005 and 2004.

Other Income (Loss). Other income (loss) for the three months ended March 31, 2005 was $2.4 million, compared to other income (loss) of ($12.2) million for the three months ended March 31, 2004. The 2004 balance includes the mark-to-market losses on interest rate derivative hedge contracts relating to Ambac’s medium-term funding conduit of $15 million. Included within other income (loss) in both the first quarter of 2005 and 2004 was approximately $0.3 million of structuring fees revenues. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically are collected at close of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $10.0 million of deferred structuring fees included on “Other liabilities” in the Consolidated Balance Sheets as of March 31, 2005.

Loss and Loss Expenses. Loss and loss expenses for the three months ended March 31, 2005 were $23.5 million, versus $17.5 million for the three months ended March 31, 2004. This increase primarily reflects the deteriorating credit condition of two exposures which are further discussed below. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date.

Losses and loss expenses for the quarter ended March 31, 2005 was primarily impacted by two credits. The first credit is a domestic health care institution, which defaulted in 2003. The financial condition of the health care institution continued to deteriorate during the quarter. Ambac’s gross exposure to this credit amounts to approximately $75 million at March 31, 2005. There is no reinsurance for this exposure. At March 31, 2005, $51.3 million of case basis credit reserves were held for this health care exposure. During the three months ending March 31, 2005, $13.4 million of additional provision for losses was recorded for this transaction based on our analysis of deteriorating financial information. Ambac is closely surveilling the credit and is in frequent communication with management. Ambac believes the primary factor causing the loss on this exposure is the competitive local environment for health care delivery and the resulting impact on revenue generation. The second credit is an enhanced equipment trust certificate (“EETC”) securitization. This transaction is secured by seven commercial aircraft. During 2004, the airline leasing the aircraft filed for bankruptcy and defaulted on its lease

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

obligations. Ambac insured the most senior debt layer of the transaction. At March 31, 2005, approximately $65.7 million of gross case basis credit reserves were held for this EETC exposure ($47.8 million, net of reinsurance). Losses and loss expenses of $18.5 million were recorded during the three months ending March 31, 2005 primarily due to adjusting the carrying values of the aircraft to reflect current market conditions. In late March and early April 2005, Ambac purchased the seven aircraft at auction in order to secure rights to the underlying aircraft collateral. During the week of April 11, 2005, Ambac successfully closed on the sale of four of the aircraft. As a result of the retention of three aircraft, Ambac has aircraft assets valued at $56 million included in “Other Assets”. On April 29, 2005, Ambac entered into a 90-month lease on these three planes to a commercial airline.

The following tables provide details of losses paid, net of recoveries received for the three months ended March 31, 2005 and 2004 and gross case basis credit reserves at March 31, 2005 and December 31, 2004 by market sector:

(Dollars in millions)	March 31, 2005	March 31, 2004
Net losses paid (recovered):
Public Finance	$4.6	$0.2
Structured Finance	17.2	(23.2)
International Finance	(1.4)	(0.4)

Total	$20.4	$(23.4)

(Dollars in millions)	March 31, 2005	December 31, 2004
Gross case basis credit reserves:
Public Finance	$56.0	$47.0
Structured Finance	85.0	80.0
International Finance	8.9	6.3

Total	$149.9	$133.3

The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at March 31, 2005 and December 31, 2004.

(Dollars in millions)	March 31, 2005	December 31, 2004
Gross loss and loss adjustment expense reserves:
Case basis reserves(*)	$149.9	$133.3
Active credit reserves	109.9	120.8

Total	$259.8	$254.1

*	Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 6% at both March 31, 2005 and December 31, 2004.

Case basis credit reserves were $149.9 million and $133.3 million at March 31, 2005 and December 31, 2004, respectively. The case basis credit reserves at March 31, 2005 and December 31, 2004 were comprised of 11 credits each with net par outstanding of $622.5 million and $661.4 million, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $19.1 million and $16.5 million at March 31, 2005 and December 31, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2005 and the year-ended December 31, 2004:

(Dollars in millions)	March 31, 2005	December 31, 2004
Beginning balance of net loss reserves	$237.5	$186.9
Additions to loss reserves	23.5	69.6
Losses paid	(26.5)	(55.3)
Recoveries of losses paid from reinsurers	4.5	2.7
Other recoveries, net of reinsurance	1.7	33.6

Ending balance of net loss reserves	$240.7	$237.5

At March 31, 2005, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $183.5 million. Related future payments are $92.9 million, $10.5 million, $5.2 million, $6.6 million and $10.4 million for the remainder of 2005, 2006, 2007, 2008 and 2009, respectively.

Active credit reserves were $109.9 million and $120.8 million at March 31, 2005 and December 31, 2004. The active credit reserve at March 31, 2005 and December 31, 2004 was comprised of 67 and 68 credits with net par outstanding of $7,159 million and $7,574 million, respectively. Included in the calculation of active credit reserves at March 31, 2005 and December 31, 2004 was the consideration of $14.4 million and $17.9 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2005 were $33.4 million, an increase of 29% from $25.8 million in the three months ended March 31, 2004. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions.

The increases in gross underwriting and operating expenses is primarily attributable to higher compensation costs. Compensation costs increased primarily due to the expensing of stock-based compensation (the annual grant of restricted stock units and stock options) received in January of 2005 by employees aged 55 and older and who are generally not required to perform future services to attain vesting rights, as per Ambac’s policy. Stock-based compensation for the periods ended March 31, 2005 and 2004 were $13.0 million and $4.4 million, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed and structured finance issuers.

Revenues. Revenues for the three months ended March 31, 2005 were $67.0 million, an increase of 2% from $65.8 million in the three months ended March 31, 2004. This increase is

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

primarily due to (i) higher investment and payment agreements of $5.3 million or 10%, from a total of $52.4 million for the three months ending March 31, 2004, and (ii) higher derivative products of $1.4 million, or 19%, from $7.4 million for the three months ending March 31, 2004, partially offset by net realized losses of $0.2 million for the three months ending March 31, 2005 compared to net realized gains of $6.0 million for the comparable prior period. The increase in investment and payment agreements revenue is primarily due to an increase in interest rates in the current period relative to the comparable prior period. Additionally, the prepayment of certain mortgage-backed investments has stabilized resulting in higher interest earned.

Expenses. Expenses for the three months ended March 31, 2005 were $54.6 million, an increase of 18% from $46.4 million in the three months ended March 31, 2004. Included in the above are expenses related to investment and payment agreements of $50.8 million and $42.7 million for the three months ended March 31, 2005 and 2004, respectively. The increase is primarily related to higher rates in floating rate investment agreements, partially offset by a decrease in the average volume of investment agreements outstanding. Other expenses of $3.8 million and $3.7 million for the three months ended March 31, 2005 and 2004, respectively, are relatively flat.

Corporate Items

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three months ended March 31, 2005 and 2004 were $2.3 million and $2.2 million, respectively, an increase of 4%.

Income Taxes. Income taxes for the three months ended March 31, 2005 and 2004 were at an effective rate of 26.4% and 25.7%, respectively. The increase in the effective rate is caused predominantly from increased underwriting profits.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2005 for payment of dividends by Ambac Assurance is approximately $320 million; additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15%. Ambac Assurance received regulatory approval for the payment of dividends of $129.6 million on its common stock to Ambac; regulatory approval was necessary because the dividend exceeded the dividend paid in the corresponding quarter of 2004 by more 15%. In May 2005, Ambac Assurance requested regulatory approval for an additional $200 million dividend. Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

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

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at March 31, 2005.

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

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate, total return and currency swaps, operating expenses, and income taxes. Management believes that its Financial Services liquidity needs can be funded primarily from its operating cash flow, the maturity of its invested assets and from time to time, by short-term intercompany loans from Ambac Assurance. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average credit quality rating of Aa/AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity exposure. Financial Services subsidiaries maintain a portion of their assets in short-term investments and repurchase agreements in order to meet unexpected liquidity needs.

Credit Facilities. Ambac and Ambac Assurance have a revolving credit facility with six major international banks for $300 million, which expires in July 2005 and provides a two-year term loan provision. The facility is available for general corporate purposes, including the payment of claims. As of March 31, 2005, no amounts were outstanding under this credit facility. This facility’s financial covenants require that Ambac: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.0 billion. At March 31, 2005, Ambac met all of these requirements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the first three months of 2005 and 2004, Ambac Assurance paid put option fees of $1.2 million and $1.1 million, respectively, which is recorded in adjusted paid-in capital on the Consolidated Financial Statements.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. Ambac has an effective registration statement on Form S-3 with the SEC utilizing a “shelf” registration process. Under this process, Ambac may issue up to $500 million of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock and debt securities of Ambac.

Shares Repurchased. The Board of Directors of Ambac had authorized the establishment of a stock repurchase program that permits the repurchase of up to 12,000,000 shares of Ambac’s Common Stock. The following table summarizes Ambac’s repurchase program during the first quarter of 2005 and shares available at March 31, 2005:

(In thousands, except per share amounts)	Total Shares Repurchased	Average Price Per Share	Shares Remaining for Repurchase
January 2005	—	$—	1,667
February 2005	5	$75.80	1,662
March 2005	4	$77.51	1,658

First quarter 2005	9	$76.59	1,658

Subsequently, on May 3, 2005, the Board of Directors authorized a 6 million share increase to the stock repurchase program (up to 18 million shares of Ambac’s Common Stock). From April 22, 2005 through May 5, 2005, Ambac has repurchased approximately 1.7 million shares of its Common Stock and had 5.9 million shares remaining for repurchase under its stock repurchase program.

Balance Sheet. Total assets as of March 31, 2005 were $18.63 billion, flat compared to total assets of $18.59 billion at December 31, 2004. Cash generated from business written during the period was offset by a decline in the unrealized gains in the investment portfolio driven by higher market interest rates during the period. As of March 31, 2005, stockholders’ equity was $5.11 billion, a 2% increase from year-end 2004 stockholders’ equity of $5.02 billion. The increase stemmed primarily from net income during the period, partially offset by the reduction in “Accumulated Other Comprehensive Income” driven by higher market interest rates during the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac Assurance’s investment objectives for the Financial Guarantee portfolio are to maintain an investment duration that approximates the expected duration of related financial guarantee liabilities and achieve the highest after-tax net investment income, while maintaining a credit risk profile within the established investment guidelines. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives of the portfolio are to match, as closely as possible, the duration and maturity schedule of investment securities to the duration and maturity schedule of related liabilities under the investment agreements and achieve the highest after-tax net investment income. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2005 and December 31, 2004 were as follows:

(Dollars in millions)	March 31, 2005		December 31, 2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$6,230.3	$6,482.2	$6,017.7	$6,352.2
Corporate obligations	579.3	605.3	632.3	673.8
Foreign obligations	214.5	231.8	217.0	237.9
U.S. government obligations	160.1	160.9	123.5	125.4
U.S. agency obligations	862.2	898.1	829.9	876.2
Mortgage and asset-backed securities	5,948.9	5,958.7	5,605.1	5,635.8
Short-term	428.2	428.2	521.2	521.2
Other	3.7	4.1	3.7	4.2

	14,427.2	14,769.3	13,950.4	14,426.7

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	354.3	348.3	345.2	341.7

Total	$14,781.5	$15,117.6	$14,295.6	$14,768.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at March 31, 2005 and December 31, 2004 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2005:
Government National Mortgage Association	$88.9	$10.4	$—	$99.3
Federal National Mortgage Association	694.0	473.8	—	1,167.8
Federal Home Loan Mortgage Corporation	251.8	378.7	—	630.5
Vendee Mortgage Trust	—	8.1	—	8.1

Total	$1,034.7	$871.0	$—	$1,905.7

December 31, 2004:
Government National Mortgage Association	$36.9	$13.2	$—	$50.1
Federal National Mortgage Association	724.2	508.8	—	1,233.0
Federal Home Loan Mortgage Corporation	271.3	415.7	—	687.0
Vendee Mortgage Trust	—	10.7	—	10.7

Total	$1,032.4	$948.4	$—	$1,980.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

(Dollars in millions)	March 31, 2005		December 31, 2004
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$1,145.3	$14.3	$114.2	$0.7
7 - 12 months	21.8	0.8	295.4	3.9
Greater than 12 months	282.5	10.7	124.6	2.8

	1,449.6	25.8	534.2	7.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	53.5	1.7	54.3	0.3
7 – 12 months	—	—	3.8	0.3
Greater than 12 months	29.8	7.1	33.8	3.2

	83.3	8.8	91.9	3.8

Foreign obligations in continuous unrealized loss for:
0 – 6 months	43.7	0.8	—	—
7 – 12 months	—	—	8.5	—
Greater than 12 months	64.0	0.7	57.0	0.4

	107.7	1.5	65.5	0.4

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	76.0	1.1	14.1	—
7 – 12 months	10.6	0.1	10.6	0.1
Greater than 12 months	—	—	—	—

	86.6	1.2	24.7	0.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	330.6	4.8	140.3	0.9
7 – 12 months	127.6	3.6	121.1	1.8
Greater than 12 months	48.8	3.1	29.9	1.6

	507.0	11.5	291.3	4.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	888.1	10.7	585.3	2.5
7 - 12 months	451.6	8.2	455.2	4.5
Greater than 12 months	629.9	12.2	613.7	8.4

	1,969.6	31.1	1,654.2	15.4

Other in continuous unrealized loss for:
0 – 6 months	0.3	—	0.1	—
7 - 12 months	—	—	—	—
Greater than 12 months	0.8	0.3	0.9	0.3

	1.1	0.3	1.0	0.3

Total	$4,204.9	$80.2	$2,662.8	$31.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were no impairment write-downs during the three months ended March 31, 2005 and 2004. The net realized investment gains in the three months ended March 31, 2005 and 2004 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $8.74 billion and $8.66 billion at March 31, 2005 and December 31, 2004, respectively, and the Financial Services investment portfolio, at fair values of $6.34 billion and $6.07 billion at March 31, 2005 and December 31, 2004, respectively:

Rating (1) :

	Financial Guarantee	Financial Services	Combined
March 31, 2005:
AAA	82%	91%	86%
AA	12	3	8
A	1	4	2
BBB	<1	2	1
Below investment grade	<1	<1	<1
Not Rated	5	—	3

	100%	100%	100%

December 31, 2004:
AAA	79%	90%	84%
AA	15	2	10
A	2	5	3
BBB	<1	3	1
Below investment grade	<1	<1	<1
Not Rated	4	—	2

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At March 31, 2005, securities with a total carrying value of $989.5 million representing 7% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98.9 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities.

Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows. Net cash provided by operating activities was $287.2 million and $222.3 million during the three months ended March 31, 2005 and 2004, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash used in financing activities was $56.8 million and $36.4 million during the three months ended March 31, 2005 and 2004, respectively. Financing activities for the three months ended March 31, 2005 included $70.9 million in net investment and payment agreement draws paid (net of investment and payment agreement issued). Financing activities for the three months ended March 31, 2004 included $0.8 million in net investment and payments agreements issued (net of investment and payment agreement draws). Financing activities for the three months ended March 31, 2005 also included proceeds from the issuance of long-term debt associated with VIEs of $50.0 million, partially offset by the redemption of long-term debt of $27.3 million.

Net cash used in investing activities was $208.6 million during the three months ended March 31, 2005, of which $961.6 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $461.9 million. Additionally, in connection with loss remediation efforts for a securitization credit, Ambac purchased six aircraft for $101.6 million. For the three months ended March 31, 2004, $190.3 million was used in investing activities, of which $1,272.4 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $1,139.4 million.

Net cash provided by (used in) operating, investing and financing activities was $21.7 million and ($4.4) million during the three months ended March 31, 2005 and 2004, respectively.

Material Commitments. Ambac has no material changes in the contractual obligations table as presented in Ambac’s 2004 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Ambac, manages a variety of risks, principally credit, market, liquidity, operational, and legal. These risks are identified, measured and monitored through a variety of control mechanisms that are in place at different levels throughout the organization.

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under certain payment agreements, long-term debt, and derivative contracts (primarily interest rate swaps) used for hedging purposes.

Ambac, through its affiliate Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swap business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. Some municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses over a specified holding period and based on certain probabilistic assessments. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. Ambac supplements its VaR methodology, which is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding structured credit derivative contracts. Ambac, through its affiliate, Ambac Credit Products, enters into structured credit derivative and total return contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to underlying obligations (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Management models the potential impact of credit spread changes on the value of its contracts.

Other financial instruments that may be adversely affected by changes in credit spreads include total return swap contracts, which are entered into by Ambac through its affiliate, Ambac Capital Services. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. If credit spreads of the underlying obligations change, the market value of the related total return swaps changes and Ambac Capital Services could experience gains or losses.

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.04	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2005 and December 31, 2004 and for the periods ended March 31, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: May 10, 2005	By:	/s/ Thomas J. Gandolfo
Thomas J. Gandolfo
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.04	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2005 and December 31, 2004 and for the periods ended March 31, 2005 and 2004.