Form 10-Q
period 2005-06-30
AMBAC FINANCIAL GROUP INC
filed 2005-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

As of July 29, 2005, 106,964,251 shares of Common Stock, par value $0.01 per share, (net of 2,228,845 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1. FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2005 and December 31, 2004

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $14,698,314 in 2005 and $13,425,475 in 2004)	$15,260,922	$13,901,218
Fixed income securities pledged as collateral, at fair value (amortized cost of $413,824 in 2005 and $345,195 in 2004)	409,004	341,742
Short-term investments, at cost (approximates fair value)	232,882	521,226
Other (cost of $3,767 in 2005 and $3,731 in 2004)	4,198	4,234

Total investments	15,907,006	14,768,420
Cash	36,560	19,957
Securities purchased under agreements to resell	25,000	353,000
Receivable for securities	49,491	1,319
Investment income due and accrued	159,483	162,506
Reinsurance recoverable on paid and unpaid losses	1,806	16,765
Prepaid reinsurance	280,579	297,330
Deferred acquisition costs	198,805	184,766
Loans	1,352,328	1,405,700
Derivative assets	1,379,604	1,455,609
Other assets	139,262	77,523

Total assets	$19,529,924	$18,742,895

Liabilities and Stockholders’ Equity
Liabilities:
Unearned premiums	$2,892,168	$2,778,893
Loss and loss expense reserve	213,542	254,055
Ceded reinsurance balances payable	31,496	18,248
Obligations under investment and payment agreements	7,093,061	6,813,914
Obligations under investment repurchase agreements	229,466	266,806
Securities sold under agreement to repurchase	42,000	—
Deferred income taxes	295,617	217,373
Current income taxes	11,939	16,406
Long-term debt	1,836,277	1,866,207
Accrued interest payable	68,522	71,058
Derivative liabilities	1,187,863	1,206,740
Other liabilities	204,209	208,732
Payable for securities purchased	130,690	6

Total liabilities	14,236,850	13,718,438

Stockholders’ equity:
Preferred stock	-—	—
Common stock	1,091	1,089
Additional paid-in capital	711,294	694,465
Accumulated other comprehensive income	338,521	296,814
Retained earnings	4,368,225	4,032,089
Common stock held in treasury at cost	(126,057)	—

Total stockholders’ equity	5,293,074	5,024,457

Total liabilities and stockholders’ equity	$19,529,924	$18,742,895

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

(Dollars in Thousands Except Share Data)

	Three Months Ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Revenues:
Financial Guarantee:
Gross premiums written	$322,628	$363,196	$551,754	$589,630
Ceded premiums written	(54,038)	15,949	(27,411)	(17,937)

Net premiums written	$268,590	$379,145	$524,343	$571,693

Net premiums earned	$193,242	$189,593	$392,876	$355,028
Other credit enhancement fees	12,536	11,809	24,603	23,245

Net premiums earned and other credit enhancement fees	205,778	201,402	417,479	378,273
Net investment income	104,450	88,919	206,458	176,634
Net realized investment (losses) gains	(1,030)	3,294	991	15,165
Net mark-to-market (losses) gains on credit derivative contracts	(11,606)	3,256	(6,340)	10,218
Other income (loss)	906	1,356	3,291	(10,813)
Financial Services:
Interest from investment and payment agreements	64,416	45,740	122,097	98,090
Derivative products	(3,759)	7,460	4,306	13,094
Net realized investment gains (losses)	443	(108)	288	5,843
Net mark-to-market (losses) gains on total return swap contracts	(5,350)	238	(4,602)	2,024
Net mark-to-market gains on non-trading derivatives	48,235	41	48,926	104
Corporate:
Net investment income	396	386	805	756
Net realized investment gains	—	42	—	18

Total revenues	402,879	352,026	793,699	689,406

Expenses:
Financial Guarantee:
Loss and loss expenses	21,657	17,500	45,129	35,000
Underwriting and operating expenses	28,692	29,277	62,095	55,113
Interest expense on variable interest entity notes	11,816	670	23,395	1,392
Financial Services:
Interest from investment and payment agreements	57,399	40,678	108,179	83,370
Other expenses	3,431	3,381	7,250	7,076
Interest	13,513	13,461	27,026	27,086
Corporate	5,461	2,601	7,743	4,790

Total expenses	141,969	107,568	280,817	213,827

Income before income taxes	260,910	244,458	512,882	475,579
Provision for income taxes	74,812	63,562	141,241	122,928

Income from continuing operations	186,098	180,896	371,641	352,651

Discontinued operations:
Loss from discontinued operations	—	(310)	—	(550)
Income tax benefit	—	(124)	—	(220)

Net loss from discontinued operations	—	(186)	—	(330)

Net income	$186,098	$180,710	$371,641	$352,321

Earnings per share:
Income from continuing operations	$1.71	$1.65	$3.39	$3.22
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income	$1.71	$1.65	$3.39	$3.22

Earnings per diluted share:
Income from continuing operations	$1.69	$1.63	$3.35	$3.18
Discontinued operations	$0.00	$0.00	$0.00	$0.00

Net income	$1.69	$1.63	$3.35	$3.18

Weighted average number of common shares outstanding:
Basic	109,098,498	109,634,527	109,641,520	109,313,146

Diluted	110,327,148	110,924,314	110,990,318	110,673,431

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Six Months Ended June 30, 2005 and 2004

(Dollars in Thousands)

	2005		2004
Retained Earnings:
Balance at January 1	$4,032,089		$3,380,098
Net income	371,641	$371,641	352,321	352,321

Dividends declared - common stock	(27,049)		(23,754)
Exercise of stock options	(8,456)		(10,009)

Balance at June 30	$4,368,225		$3,698,656

Accumulated Other Comprehensive Income:
Balance at January 1	$296,814		$266,919
Unrealized gains (losses) on securities, $89,240 and ($263,429), pre-tax in 2005 and 2004, respectively(1)		47,650		(169,379)
(Loss) gain on derivative hedges, ($1,960) and $36,108 pre-tax in 2005 and 2004, respectively		(642)		21,680
Foreign currency translation (loss) gain		(5,301)		815

Other comprehensive income (loss)	41,707	41,707	(146,884)	(146,884)

Comprehensive income		$413,348		$205,437

Balance at June 30	$338,521		$120,035

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,089		$1,073
Issuance of stock	2		15

Balance at June 30	$1,091		$1,088

Additional Paid-in Capital:
Balance at January 1	$694,465		$606,468
Employee benefit plans	15,068		27,248
Issuance of stock	1,761		38,735
Capital issuance costs	—		(2,158)

Balance at June 30	$711,294		$670,293

Common Stock Held in Treasury at Cost:
Balance at January 1	$0		$0
Cost of shares acquired	(140,824)		(51,566)
Shares issued under equity plans	14,767		25,707

Balance at June 30	($126,057)		($25,859)

Total Stockholders’ Equity at June 30	$5,293,074		$4,464,213

(1) Disclosure of reclassification amount:
Unrealized holding gains (losses) arising during period	$48,763		($155,933)
Less: reclassification adjustment for net gains included in net income	1,113		13,446

Net unrealized gains (losses) on securities	$47,650		($169,379)

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Six Months Ended June 30, 2005 and 2004

(Dollars in Thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$371,641	$352,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,980	1,520
Amortization of bond premium and discount	425	(2,958)
Current income taxes	3,322	27,736
Deferred income taxes	33,638	11,111
Deferred acquisition costs	(14,039)	(15,003)
Unearned premiums, net	130,026	217,052
Loss and loss expenses	(25,554)	49,524
Ceded reinsurance balances payable	13,248	7,751
Investment income due and accrued	3,023	17,078
Accrued interest payable	(2,536)	(17,024)
Net realized investment gains	(1,279)	(21,026)
Other, net	(31,770)	(80,451)

Net cash provided by operating activities	482,125	547,631

Cash flows from investing activities:
Proceeds from sales of bonds	1,033,245	1,704,361
Proceeds from matured bonds	665,218	750,199
Proceeds from the sale of Cadre Financial Services, Inc.	—	3,676
Purchases of bonds	(2,972,541)	(2,776,072)
Change in short-term investments	288,344	12,198
Securities purchased under agreements to resell	328,000	11,015
Loans	61,859	2,552
Purchases of securitization collateral	(55,792)	—
Other, net	8,143	15,818

Net cash used in investing activities	(643,524)	(276,253)

Cash flows from financing activities:
Dividends paid	(27,049)	(23,754)
Securities sold under agreements to repurchase	42,000	(2,300)
Proceeds from issuance of investment and payment agreements	1,095,629	934,521
Payments for investment and payment agreement draws	(759,036)	(1,218,540)
Proceeds from the issuance of long-term debt	50,000	—
Payments for redemption of long-term debt	(79,961)	—
Capital issuance costs	(2,860)	(2,158)
Issuance of common stock	1,763	38,751
Proceeds from sale of treasury stock	6,272	25,707
Purchases of treasury stock	(140,824)	(51,566)
Net cash collateral (paid) received	(7,932)	36,676

Net cash provided by (used in) financing activities	178,002	(262,663)

Net cash flow	16,603	8,715
Cash at January 1	19,957	24,449

Cash at June 30	$36,560	$33,164

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$94,185	$71,170

Interest expense on long-term debt	$44,486	$27,583

Interest expense on investment agreements	$113,908	$78,713

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

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2005 may not be indicative of the results that may be expected for the full year ending December 31, 2005. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was filed with the SEC on May 10, 2005.

The consolidated financial statements include the accounts of Ambac, its subsidiaries and variable interest entities for which Ambac is the primary beneficiary. All significant intercompany balances have been eliminated.

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2)	Loss and Loss Expenses

Ambac provides financial guarantee insurance on certain debt obligations. This financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the debt security fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in the section entitled “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business. Based upon Ambac experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The insured party has the right to a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed below, the accounting for credit loss reserves is possibly subject to change.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported and are reflected on an undiscounted basis as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac Assurance’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration in an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), problems with the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of a securitized credit is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related credit. For example, a servicer of a mortgage-backed securitization that does not remain current in their collection efforts could cause an increase in the delinquency and potential default of the underlying collateral. The active credit reserve is established through a process that begins with statistical estimates of probable losses inherent in the adversely classified credit portfolio. Statistical estimates are computed on each adversely classified credit. These statistical estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits Ambac would use relevant information obtained from its remediation efforts to adjust the statistical estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $125,495 and $120,802 at June 30, 2005 and December 31, 2004, respectively. The active credit reserves

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

at June 30, 2005 and December 31, 2004 was comprised of 66 and 68 credits with net par outstanding of $6,698,203 and $7,574,223, respectively. Included in the calculation of active credit reserves at June 30, 2005 and December 31, 2004 was the consideration of $23,319 and $17,891, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligation.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guaranty industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provision for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Ambac discounts these estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 6.0% at both June 30, 2005 and December 31, 2004. Case basis credit reserves were $88,047 and $133,254 at June 30, 2005 and December 31, 2004, respectively. The case basis credit reserves at June 30, 2005 and December 31, 2004 were comprised of 10 and 11 credits with net par outstanding of $489,604 and $661,396, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $1,156 and $16,499 at June 30, 2005 and December 31, 2004, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $213,542 and $254,055 at June 30, 2005 and December 31, 2004, respectively. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guaranty insurance portfolio.

Our liabilities for credit losses are based in part on the short-duration accounting guidance in Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises.” The insured party has a right to a claim payment under the financial guaranty insurance policy at the date of the first scheduled debt service payment of a defaulted security. We believe a loss event occurs for financial guarantee insurance products at the time the issuers’ financial condition deteriorates to an impaired credit status rather than at the time the insured party has a right to a claim payment. Because of this belief and the ambiguities discussed below in the application of SFAS No. 60 to the financial guaranty industry, Ambac does not believe that SFAS No. 60 alone provides sufficient guidance. As a result, Ambac supplements the guidance in SFAS No. 60 with the guidance in SFAS No. 5, “Accounting for Contingencies,” which calls for a loss to be accrued if it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Ambac also relies by analogy on EITF Issue No. 85-20, “Recognition of fees for guaranteeing a loan,” which states that a guarantor should

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5.

In management’s view, the accounting guidance noted above does not comprehensively address the attributes of financial guarantee insurance contracts, primarily due to the fact that SFAS No. 60 was developed prior to the maturity of the financial guarantee industry. Financial guarantee contracts have elements of long-duration insurance contacts in that they are irrevocable and extend over a period of time that may be 30 years or more but are considered and reported for regulatory purposes as property and casualty insurance, normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue, deferred acquisition costs and contract liability recognition.

Ambac is aware that there are certain differences regarding the measurement of liabilities for credit losses among participants in the financial guaranty industry. Difficulties applying the existing insurance accounting literature such as the classification of the insurance contracts as either short-duration or long-duration to the attributes of financial guarantee insurance, different measurement models and assumptions utilized, regulatory guidance provided to certain entities, and the existence of accounting literature providing guidance with respect to liability recognition for loan guarantees are the reasons for differences among the industry participants.

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with the financial guaranty industry participants differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued in 2006. When the FASB or SEC reach a conclusion on this issue, Ambac and the rest of the financial guaranty industry may be required to change some aspects of their loss reserving policies and the potential changes could extend to premium and expense recognition. Ambac cannot predict how the FASB or SEC will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policy with respect to the establishment of both case and active credit reserves.

(3)	Derivative Contracts

All derivative instruments are recognized in the Consolidated Balance Sheets as either assets or liabilities depending on the rights or obligations under the contracts. All derivative instruments are measured at estimated fair value. When available, quotes are obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms (such as scheduled maturity dates and call provisions), credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation results from these models could differ materially from amounts that would actually be realized in the market. At the inception of a derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data. Where we cannot verify all of the significant model inputs to observable market data, we value the contract at the transaction price at inception and, consequently, record no gain or loss in

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

All derivative contracts are recorded on the Consolidated Balance Sheets on a gross basis; assets and liabilities are netted by customer only when a legal right of set-off exists. Gross asset and gross liability balances for all derivatives are recorded as Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets.

Derivative Contracts Classified as Held for Trading Purposes:

Credit Derivatives:

Ambac, through its subsidiary Ambac Credit Products, enters into structured credit derivative transactions with various financial institutions. Management views these structured credit derivative transactions as an extension of its financial guarantee business, which we intend to hold for the entire term of the contract. These structured credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (SFAS 133). Changes in fair value are recorded in the Consolidated Statement of Operations. The fee component is reflected in “Other Credit Enhancement Fees” and the net mark-to-market gains or losses associated with credit spread changes are reflected in “Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts”.

Financial Services:

Ambac, through its subsidiary Ambac Financial Services, provides interest rate swaps to states, municipalities and their authorities, and other entities in connection with their financings. Ambac Capital Services enters into total return swaps with professional counterparties. Total return swaps are primarily used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statement of Operations. Interest rate swaps and the fee component of total return swaps are reflected in “Derivative Product Revenues” and the mark-to-market gains or losses associated with credit spread changes on total return swaps are reflected in “Net Mark-to-Market Gains (Losses) on Total Return Swap Contracts”.

Non-trading Derivative Contracts:

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the gain or loss on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Hedge ineffectiveness, recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was ($776) and $41 for the three months ended June 30, 2005 and 2004.

Interest rate swaps are also utilized to hedge the exposure to variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. Gains and losses on

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

interest rate swaps that meet the technical requirements for hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in stockholders’ equity, until earnings are affected by the variability in cash flows of the designated hedged item. For the three months ended June 30, 2005 and 2004, there was no hedge ineffectiveness reported in net income for cash flow hedges.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuation interest rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended June 30, 2005 and 2004 was $49,011 and $0.

(4)	Segment Information

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

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three and six month periods ended June 30, 2005 and 2004:

(Dollars in thousands) Three months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2005:
Revenues:
Unaffiliated customers	$298,498	$103,985	$396	$—	$402,879
Intersegment	249	(469)	204,600	(204,380)	—

Total revenues	$298,747	$103,516	$204,996	($204,380)	$402,879

Income before income taxes:
Unaffiliated customers	$236,333	$43,155	($18,578)	$—	$260,910
Intersegment	1,972	(359)	203,820	(205,433)	—

Total income before income taxes	$238,305	$42,796	$185,242	($205,433)	$260,910

Total assets	$10,554,060	$8,936,927	$38,937	$—	$19,529,924

2004:
Revenues:
Unaffiliated customers	$298,227	$53,371	$428	$—	$352,026
Intersegment	5,599	(1,128)	25,750	(30,221)	—

Total revenues	$303,826	$52,243	$26,178	($30,221)	$352,026

Income before income taxes:
Unaffiliated customers	$250,780	$9,312	($15,634)	$—	$244,458
Intersegment	7,021	(1,180)	25,164	(31,005)	—

Total income before income taxes	$257,801	$8,132	$9,530	($31,005)	$244,458

Total assets	$8,791,608	$7,961,957	$97,941	$—	$16,851,506

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(Dollars in thousands) Six months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2005:
Revenues:
Unaffiliated customers	$621,879	$171,015	$805	$—	$793,699
Intersegment	447	(937)	234,200	(233,710)	—

Total revenues	$622,326	$170,078	$235,005	($233,710)	$793,699

Income before income taxes:
Unaffiliated customers	$491,260	$55,586	($33,964)	$—	$512,882
Intersegment	3,893	(717)	232,640	(235,816)	—

Total income before income taxes	$495,153	$54,869	$198,676	($235,816)	$512,882

Total assets	$10,554,060	$8,936,927	$38,937	$—	$19,529,924

2004:
Revenues:
Unaffiliated customers	$569,477	$119,155	$774	$—	$689,406
Intersegment	11,316	(2,715)	55,176	(63,777)	—

Total revenues	$580,793	$116,440	$55,950	($63,777)	$689,406

Income before income taxes:
Unaffiliated customers	$477,972	$28,709	($31,102)	$—	$475,579
Intersegment	14,100	(2,819)	54,004	(65,285)	—

Total income before income taxes	$492,072	$25,890	$22,902	($65,285)	$475,579

Total assets	$8,791,608	$7,961,957	$97,941	$—	$16,851,506

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and six months ended June 30, 2005 and 2004:

	Three Months		Six Months
(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2005:
United States	$253,189	$150,753	$434,503	$308,538
United Kingdom	27,489	17,015	45,674	32,956
Japan	6,818	7,927	13,890	15,136
Mexico	4,243	1,774	7,740	3,385
Italy	6,859	2,192	8,362	4,273
Brazil	2,863	2,317	5,826	4,721
Australia	8,412	2,123	9,103	4,303
Internationally diversified (1)	6,965	13,826	15,431	28,447
Other international	5,790	7,851	11,225	15,720

Total	$322,628	$205,778	$551,754	$417,479

2004:
United States	$306,014	$146,019	$480,297	$272,279
United Kingdom	25,525	16,552	53,376	30,352
Japan	6,581	7,731	13,515	15,211
Mexico	3,774	1,732	7,731	3,548
Italy	6,207	1,929	7,619	3,876
Brazil	2,746	2,193	4,971	3,615
Australia	687	2,115	924	3,534
Internationally diversified (1)	7,581	15,228	13,835	28,534
Other international	4,081	7,903	7,362	17,324

Total	$363,196	$201,402	$589,630	$378,273

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(5)	Employee Benefit Plans

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

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the average of the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. A contribution of $2,200 was made for 2005. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Net periodic pension costs for the three and six months ended June 30, 2005 and 2004 include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost	$568	$409	$1,039	$817
Interest cost	413	332	776	663
Expected return on plan assets	(598)	(488)	(1,197)	(975)
Amortization of prior service cost	(36)	(36)	(72)	(72)
Recognized net loss	93	51	129	102

Net periodic pension cost	440	268	675	535
Other	—	—	—	136

Total pension expense	$440	$268	$675	$671

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $156 and $277 for the three and six months ended June 30, 2005, respectively, compared to $82 and $130 for the three and six months ended June 30, 2004, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(6)	Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 107,346,500 were outstanding as of June 30, 2005. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of June 30, 2005.

(7)	Special Purpose and Variable Interest Entities

Ambac has involvement with special purpose entities, including variable interest entities (“VIEs”) in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in high quality asset-backed securities typically issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Financial Guarantees:

Ambac provides financial guarantee insurance to debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms, however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt. All or a portion of this excess spread accumulates and is available to absorb losses in the transaction or is applied to create over-collateralization.

As of June 30, 2005, Ambac is the primary beneficiary and therefore consolidated VIEs under three transactions, as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $89,443 at June 30, 2005, with a maturity date of December 3, 2022.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances were $954,964 at June 30, 2005, with maturity dates ranging from April 15, 2016 to February 4, 2025.

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

(Dollars in millions)	At June 30, 2005	At December 31, 2004
Assets:
Cash	$671	$690
Loans	689,777	727,294
Investment in fixed income securities	365,066	346,111
Investment income due and accrued	8,770	2,315

Total	$1,064,284	$1,076,410

Liabilities and Equity:
Long-term debt Derivative liabilities	$1,044,407 10,724	$1,074,368 —
Other liabilities	8,360	2,042
Equity	793	—

Total	$1,064,284	$1,076,410

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

As of June 30, 2005, there are 9 individual transactions outstanding in the QSPEs. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) are used for hedging purposes only. Derivatives are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of June 30, 2005, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the six months ended June 30, 2005 and the year ended December 31, 2004 were $0 and $195,000, respectively. No gains or losses were recognized on these sales. As of June 30, 2005, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,758,448, $1,693,330 and $98,674, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2,976 and $2,838 for the six months ended June 30, 2005 and 2004, respectively. Ambac also received fees for providing other services amounting to $173 and $197 for the six months ended June 30, 2005 and 2004, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed income municipal investment securities. These beneficial interests are directly secured by the related municipal investment securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed income municipal investment securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $262,576 and $257,300 as of June 30, 2005 and December 31, 2004, respectively. The beneficial interests issued to third parties, are reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,940 and $249,140 as of June 30, 2005 and December 31, 2004, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

(8)	Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment”. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. Originally, SFAS 123-R was to be effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended to the first interim reporting date of the next fiscal year after June 15, 2005. Ambac will adopt SFAS 123-R on January 1, 2006 by using a modified prospective approach. The adoption of SFAS 123-R is not expected to have a material impact on Ambac’s operating results. Ambac continues to evaluate other aspects of adopting SFAS 123-R.

The FASB added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition, and deferred policy acquisition costs. The proposed and final documents are expected to be issued in 2006. Ambac cannot predict how the FASB will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $1.69 and $3.35 for the three and six months ended June 30, 2005, a 3% increase compared with the three months ended June 30, 2004 and a 5% increase compared with the six months ended June 30, 2004.

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

Any or all of Ambac’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirement or other criteria of rating agencies; (8) changes in accounting principles or practices that may impact Ambac’s reported financial results; (9) inadequacy of reserves established for losses and loss adjustment expenses; (10) default of one or more of Ambac’s reinsurers; (11) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac; (12) prepayment speeds on insured asset-backed securities and other factors that may influence the amount of installment premiums paid to Ambac; and (13) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the Securities and Exchange Commission.

Critical Accounting Estimates

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

Critical accounting estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2004 Form 10-K filed with the SEC on March 15, 2005. Management has discussed each of these critical accounting estimates with the Audit Committee of the Board of Directors.

Financial Guarantee Insurance Losses and Loss Expenses. The loss reserve for financial guarantee insurance discussed in this critical accounting estimate disclosure relates only to Ambac’s non-derivative insurance business. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative Financial Guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that begins with statistical estimates of probable losses inherent in the adversely classified credit portfolio. Statistical estimates are computed on each adversely classified credit. These statistical estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits the Company would use relevant information obtained from its remediation efforts to adjust the statistical estimate discussed above.

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

events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are three bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur. These three bond types are aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), health care institutions and mortgage-backed and home equity securitizations. The collateral for an EETC bond is commercial aircraft. Intense competition in the global airline industry continues and has been further impacted by lower cost start up regional carriers. As a result, major airlines have been forced to reduce costs and scale back aircraft purchases. Additionally, competition between the largest aircraft manufacturers has served to reduce overall aircraft pricing. These events have adversely impacted the value of certain aircraft and accordingly impacted the loss severity estimates associated with certain EETC exposures. We have observed that the health care industry is also particularly subject to changes in severity estimates. Collateral associated with health care credits is generally in the form of a hospital facility. The value of that facility is primarily impacted by the essentiality of that facility to a particular community. For example, hospital facilities that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. It is also reasonably possible that severity estimates could materially change in the mortgage-backed and home equity securitization sector. Severity estimates in this sector are impacted by residential real estate values. Increases in mortgage interest rates, increased unemployment or personal bankruptcies could have an adverse impact on residential real estate values and mortgage-backed and home equity loss severity estimates. The table below outlines the estimated impact on the June 30, 2005 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible changes in the loss severity assumptions. These changes in the loss severity assumptions represent management’s estimate of reasonably possible changes in severity and are based upon our historical experience.

Bond Type (Dollars in millions)	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
EETC	20%	46%	$24
Health care	60%	83%	$20
Mortgage-backed and home equity	18%	21%	$13

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

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps and their related counterparty credit exposure. These contracts are accounted for under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). When available, quotes are obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms (such as scheduled maturity dates and call provisions), credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. At the inception of a derivative contract (day one), we value the contract at the model value if we can verify all of the significant model inputs to observable market data. Where we cannot verify all of the significant model inputs to observable market data, we value the contract at the transaction price at inception and, consequently, record no gain or loss in accordance with EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.”

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six month periods ended June 30, 2005 and 2004, and its financial condition as of June 30, 2005 and December 31, 2004. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended June 30, 2005 was $186.1 million or $1.69 per diluted share, an increase of $5.2 million, compared to $180.9 million or $1.63 per diluted share in the three months ended June 30, 2004. Ambac’s income before income taxes was $260.9 million for the three months ended June 30, 2005, an increase of 7% from income before income taxes of $244.5 million in the three months ended June 30, 2004. Of the $260.9 million of income before income taxes in the second quarter of 2005, $236.3 million was from Financial Guarantee, $43.2 million from Financial Services and $(18.6) million from Corporate, compared to $250.8 million, $9.3 million and $(15.6) million for Financial Guarantee, Financial Services and Corporate, respectively in the second quarter of 2004. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding.

Ambac’s income from continuing operations for the six months ended June 30, 2005 was $371.6 million or $3.35 per diluted share, an increase of $18.9 million, compared to $352.7 million or $3.18 per diluted share in the six months ended June 30, 2004. Ambac’s income before income taxes was $512.9 million for the six months ended June 30, 2005, an increase of 8% from income before income taxes of $475.6 million in the six months ended June 30, 2004. Of the $512.9 million of income before income taxes in the six months ended 2005, $491.3 million was from Financial Guarantee, $55.6 million from Financial Services and $(34.0) million from Corporate, compared to $478.0 million, $28.7 million and $(31.1) million for Financial Guarantee, Financial Services and Corporate, respectively in the six months ended 2004.

Financial Guarantee income before income taxes for the three months ended June 30, 2005 decreased primarily as a result of (i) a higher provision for loss and loss expenses, (ii) net realized investment losses and (iii) net mark-to-market losses on credit derivative contracts, partially offset by (i) higher total net premiums earned and (ii) higher net investment income. The Financial Services increase in the second quarter of 2005 is primarily attributable to (i) higher net mark-to-market gains on non-trading derivatives and (ii) higher revenues from interest and payment agreements partially offset by (i) lower revenues from the derivative products business and (ii) higher interest expense from investment and payment agreements.

Financial Guarantee income before income taxes for the six months ended June 30, 2005 increased primarily as a result of (i) higher total net premiums earned, (ii) higher net investment income and (iii) higher other income, partially offset by (i) a higher provision for loss and loss expenses, (ii) lower net realized investment gains, (iii) net mark-to-market losses on credit derivative contracts and (iv) higher underwriting and operating expenses. The Financial Services increase in the six months ended June 30, 2005 is primarily attributable to (i) higher net mark-to-market gains on non-trading derivatives and (ii) higher revenues from interest and payment agreements partially offset by (i) lower revenues from the derivative products business and (ii) higher interest expense from investment and payment agreements.

Included in the six months ended June 30, 2005 income from continuing operations in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”). The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. The recapture was a result of a provision in the reinsurance contract that provided Ambac the right to recapture previously written business ceded to the reinsurer upon the event of a downgrade of the reinsurer by a major rating agency. Ambac does not have the ability to cancel any additional contracts with Radian at their

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

current rating level. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $51.3 million of deferred premiums collected, approximately $70.0 million in net present value of future installment premiums is expected to be recognized in future earned premiums over the remaining life of the guarantees. The net impact in the six months ended June 30, 2005 of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

Included in the second quarter and six months 2004 income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company. The net par that was recaptured totaled approximately $8.5 billion. The recapture was a result of a provision in the reinsurance contract that provided Ambac the right to recapture previously written business ceded to the reinsurer upon the event of a downgrade of the reinsurer by a major rating agency. Ambac retains the right to cancel the remaining reinsurance contracts with these reinsurers. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $64.8 million in returned premiums from the cancellation, of which approximately $54.4 million was deferred. The difference, $10.4 million included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $54.4 million of deferred premiums collected, approximately $49.1 million in net present value of future installment premiums is expected to be recognized in future earned premiums over the remaining life of the guarantees. The net impact of this cancellation to the Consolidated Statements of Operations in 2004 amounted to approximately $7.0 million, $4.5 million after-tax.

Net Loss From Discontinued Operations

In November 2003, Ambac entered into an agreement to sell the operations of Cadre Financial Services, Inc., its investment advisory and cash management business. The transaction closed during the first quarter of 2004. The net loss from discontinued operations for the three and six months ended June 30, 2004 were $0.2 million and $0.3 million, respectively. There were no losses from discontinued operations for the three and six months ended June 30, 2005.

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

Ambac Assurance guaranteed $40.4 billion in par value debt obligations during the three months ended June 30, 2005, an increase of 27% from $31.8 billion in par value debt obligations guaranteed during the comparable prior year period. During the six months ended June 30, 2005, Ambac Assurance guaranteed $59.2 billion in par value debt obligations, a 10% increase from $53.6 billion in par value debt obligations guaranteed in the first six months of 2004.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2005 and December 31, 2004:

(Dollars in billions)	June 30, 2005	December 31, 2004
Public Finance	$256.6	$239.7
Structured Finance	133.9	132.4
International Finance	76.7	87.3

Total net par outstanding (1)	$467.2	$459.4

(1)	$7.5 billion of the net par outstanding increase in 2005 was a result of the reinsurance cancellation noted above.

The following tables provides a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2005 and December 31, 2004 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2005 and December 31, 2004. Below investment grade are generally defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	June 30, 2005	December 31, 2004
AAA	8%	8%
AA	25	23
A	46	47
BBB	20	21
Below investment grade	1	1

Total	100%	100%

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	June 30, 2005	December 31, 2004
U.S. Public Finance:
Health care	$624	$571
Tax-backed	135	135
General obligation	103	104
University	37	38
Other	149	151

Total U.S. Public Finance	1,048	999

U.S. Structured Finance:
Mortgage-backed and home equity	763	774
Investor-owned utilities	694	803
Enhanced equipment trust certificates	694	205
Pooled debt obligations	423	481
Asset-backed	208	221

Total U.S. Structured Finance	2,782	2,484

International Finance:
Transportation revenue	193	215
Investor-owned utilities	55	59
Sovereign/sub-sovereign	38	38
Pooled debt obligations	—	510
Other	213	223

Total International Finance	499	1,045

Grand Total	$4,329	$4,528

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

At June 30, 2005 and December 31, 2004, the number of credits with Ambac Assurance ratings below investment grade totaled 71 and 73, respectively. The decline in pooled debt obligations resulted from a maturity in the second quarter of 2005, with net par outstanding of $510 million.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Included in transportation obligations is exposure to U.S. airports of $8.6 billion at June 30, 2005. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities. Although Ambac Assurance guarantees the full range of Public Finance obligations, Ambac Assurance concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

project itself. Examples of these transactions include stadium financings, student housing and military housing.

Public Finance bond obligations par value written was $18.3 billion for the three months ended June 30, 2005, which was 30% higher than $14.1 billion of par value written in the three months ended June 30, 2004. During the six months ended June 30, 2005 par value written was $29.2 million, which was 33% higher than $22.0 billion of par value written in the six months ended June 30, 2004. This increase was primarily driven by higher municipal issuance of $111.5 billion and $209.8 billion in the second quarter of 2005 and the six months ended June 30, 2005, respectively, increases of 8% and 12%, respectively, over prior year comparisons. Additionally, insured market penetration was approximately 61% in both the second quarter and six months ended 2005, up from 60% and 54% in the second quarter and six months ended 2004, respectively.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities; and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Included within commercial asset-backed securities are exposures to Enhanced Equipment Trust Certificates of $1.6 billion at June 30, 2005. Enhanced Equipment Trust Certificates are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral. Pooled debt obligations, including structured credit derivative transactions, involve the securitization of diverse portfolios of corporate bonds and loan obligations and asset-backed securities.

Structured Finance obligations par value written was $18.6 billion for the three months ended June 30, 2005, which was 46% higher than $12.7 billion of par value written in the three months ended June 30, 2004. During the six months ended June 30, 2005, par value written was $24.5 billion, 25% higher compared to $19.6 billion in the six months ended June 30, 2004. The increase in Structured Finance in the second quarter and the first six months of 2005 was primarily due to increased activity in auto securitizations and investor-owned utilities, partially offset by lower mortgage backed and other home related securitizations.

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

International Finance bond obligations par value written was $3.6 billion for the three months ended June 30, 2005, which was 28% lower than $5.0 billion of par value written for

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the three months ended June 30, 2004. During the six months ended June 30, 2005, par value written was $5.5 billion, which was 54% lower than $12.0 billion of par value written for the six months ended June 30, 2004. The decrease in International Finance obligations guaranteed during the second quarter and the first six months of 2005 is primarily due to lower transaction volume.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and six months ended June 30, 2005 were $322.6 million and $551.8 million, respectively, a decrease of $40.6 million or 11% from 363.2 million in the three months ended June 30, 2004 and a decrease of $37.8 million or 6% from $589.6 million in the six months ended June 30, 2004.

Up-front premiums written during the three and six months ended June 30, 2004 were $189.7 million and $294.7 million, respectively, a decrease of 20% from $236.3 million in the three months ended June 30, 2004 and a decrease of 17% from $355.5 million in the six months ended June 30, 2004. The decrease in up-front gross premiums written in the second quarter of 2005 compared to the second quarter of 2004 was primarily a result of increased competition and the mix of deals insured in Public Finance, partially offset by higher up-front premiums in Structured and International Finance. The decrease in up-front gross premiums written during the first six months of 2005 compared to 2004 is a result of lower premiums in Public and Structured Finance, partially offset by an increase in International Finance. Up-front premiums have been impacted by increased competition from other financial guarantors, as well as a lack of large highly structured public finance transactions coming to market.

Installment premiums written for the three and six months ended June 30, 2005 were $132.9 million and $257.1 million, respectively, an increase of 5% from $126.9 million in the three months ended June 30, 2004, and an increase of 10% from $234.1 million in the six months ended June 30, 2004.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended June 30,
	2005		2004
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$168.6	$17,997	$231.5	$14,020
Installment	5.6	256	6.0	112

Total Public Finance	174.2	18,253	237.5	14,132

Structured Finance:
Up-front	6.5	411	3.0	331
Installment	72.5	18,157	65.5	12,366

Total Structured Finance	79.0	18,568	68.5	12,697

International Finance:
Up-front	14.6	1,586	1.8	228
Installment	54.8	2,034	55.4	4,758

Total International Finance	69.4	3,620	57.2	4,986

Total	$322.6	$40,441	$363.2	$31,815

Total up-front	$189.7	$19,994	$236.3	$14,579
Total installment	132.9	20,447	126.9	17,236

Total	$322.6	$40,441	$363.2	$31,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Six Months Ended June 30,
	2005		2004
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$268.0	$28,711	$326.2	$21,819
Installment	13.4	503	12.5	189

Total Public Finance	281.4	29,214	338.7	22,008

Structured Finance:
Up-front	10.3	789	15.0	1,103
Installment	142.8	23,688	126.6	18,486

Total Structured Finance	153.1	24,477	141.6	19,589

International Finance:
Up-front	16.4	1,624	14.3	2,073
Installment	100.9	3,894	95.0	9,902

Total International Finance	117.3	5,518	109.3	11,975

Total	$551.8	$59,209	$589.6	$53,572

Total up-front	$294.7	$31,124	$355.5	$24,995
Total installment	257.1	28,085	234.1	28,577

Total	$551.8	$59,209	$589.6	$53,572

Reinsurance. Ambac’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility with respect to the amount ceded within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three and six months ended June 30, 2005 were $54.0 million and $27.4 million, respectively, an increase from ($15.9) million in the three months ended June 30, 2004 and an increase from $17.9 million in the six months ended June 30, 2004.

During the first quarter of 2005 Ambac completed a cancellation of a reinsurance contract with Radian. Included in ceded premiums written in the six months ended June 30, 2005 is $55.8 million in return premiums from the cancellation. In the second quarter of 2004, Ambac completed the cancellation of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company. Included in ceded premiums written is $64.8 million in return premiums from the cancellations. Excluding the return premiums in the comparable prior quarter, ceded premiums in the second quarter of 2005 increased 10% from $48.9 million. Excluding the return premiums from both the six months ended June 30, 2005 and 2004, ceded premiums are relatively flat. Ceded premiums as a percentage of gross premiums written were 16.7% and 13.5% for the second quarter of 2005 and 2004 (exclusive of the return premiums), respectively. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 15.1% and 14.0% for the six months ended June 30, 2005 and 2004, respectively. The mix of business underwritten and greater treaty participation drove the increase.

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

financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral amounting to approximately $154.4 million from its reinsurers as of June 30, 2005. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	June 30, 2005	December 31, 2004
AAA	$19.8	$19.7
AA	16.4	19.8
A	2.4	2.6
Not rated	1.9	2.1

Total	$40.5	$44.2

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and six months ended June 30, 2005 were $205.8 million and $417.5 million, an increase of 2% from $201.4 million for the three months ended June 30, 2004 and an increase of 10% from $378.3 million for the six months ended June 30, 2004. The increase for the second quarter of 2005 was primarily the result of the larger Financial Guarantee book of business, partially offset by lower refundings or calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”). The increase for the six months ended June 30, 2005 was primarily the result of the larger Financial Guarantee book of business, as well as higher accelerated earnings.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low long-term interest rate environment continues to prompt the high levels of refundings. As long-term interest rates rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned during the three and six months ended June 30, 2005 included $24.5 million and $59.0 million, respectively, from accelerated earnings as compared to $33.1 million and $48.3 million for the three and six months ended June 30, 2004, respectively. Included in the six months ended June 30, 2005 accelerated earnings amounts was approximately $4.5 million from the cancellation of a reinsurance contract previously mentioned. Included in the three and six months ended June 30, 2004 accelerated earnings amounts was approximately $10.4 million from the cancellation of certain reinsurance contracts as previously mentioned.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 8% from $156.5 million in the second quarter of 2004 to $168.8 million in the second quarter of 2005. Normal net premiums earned for the six months ended June 30, 2005 were $333.9 million, an increase of 9% from $306.8 million in the six months ended June 30, 2004. Normal net premiums earned for the three months ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

June 30, 2005 increased 8%, 3% and 16% for Public, Structured and International Finance, respectively, from the three months ended June 30, 2004. Normal net premiums earned for the six months ended June 30, 2005 increased 10%, 2% and 19% for Public, Structured and International Finance, respectively, from the six months ended June 30, 2004.

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

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product were $12.5 million and $24.6 million for the three and six months ended June 30, 2005, respectively, an increase of 6% from $11.8 million and $23.2 million in the three and six months ended June 30, 2004. The trend in narrowing corporate credit spreads has had an adverse impact on the growth of fees in the credit derivative business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Public Finance	$54.6	$50.7	$109.8	$99.8
Structured Finance	67.7	65.8	132.5	129.7
International Finance	46.5	40.0	91.6	77.3

Total normal premiums earned	168.8	156.5	333.9	306.8
Accelerated earnings	24.5	33.1	59.0	48.3

Total net premiums earned	193.3	189.6	392.9	355.1
Other credit enhancement fees	12.5	11.8	24.6	23.2

Total net premiums earned and other credit enhancement fees	$205.8	$201.4	$417.5	$378.3

Net Investment Income. Net investment income for the three and six months ended June 30, 2005 was $104.5 million and $206.5 million, an increase of 18% from $88.9 million in the three months ended June 30, 2004 and an increase of 17% from $176.6 million in the six months ended June 30, 2004. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and (ii) capital contributions from Ambac Financial Group, Inc. of $20 million in the third quarter of 2004 and $43 million in the fourth quarter of 2004, and (iii) increases of $11.5 million and $21.8 million in the three and six months ended June 30, 2005, respectively, from the consolidation of variable interest entities under FIN 46 in the fourth quarter of 2004 (offset by the Statement of Operations line item “Interest expense on variable interest notes” of $11.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million and $22.0 million in the three and six months ended June 30, 2005, respectively). This increase in investment income was partially offset by (i) a lower reinvestment rate due to the interest rate environment, (ii) the repurchase of Ambac stock totaling approximately $141 million and (iii) loss payments of $70.5 million. Investments in tax-exempt securities amounted to 71% and 73% of the total fair value of the portfolio as of June 30, 2005 and June 30, 2004, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.53% as of June 30, 2005 compared with 4.77% at June 30, 2004.

Net Realized Investment (Losses) Gains. Net realized investment (losses) gains in the three and six months ended June 30, 2005 were ($1.0) million and $1.0 million, respectively, compared to net realized gains of $3.3 million and $15.2 million for the three and six months ended June 30, 2004, respectively. The following table details amounts included in net realized investment (losses) gains:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (losses) gains on securities sold or called	($0.8)	$1.1	$1.4	$12.8
Foreign exchange (losses) gains on investments	(0.2)	2.2	(0.4)	2.4

Net realized investment (losses) gains	($1.0)	$3.3	$1.0	$15.2

Net Mark-to-Market (Losses) Gains on Credit Derivative Contracts. Net mark-to-market (losses) gains on credit derivative contracts for the three and six months ended June 30, 2005 were ($11.6) million and ($6.3) million, respectively, compared to net mark-to-market gains of $3.3 million and $10.2 million in the three and six months ended June 30, 2004, respectively. The net mark-to-market loss on credit derivatives was primarily due to market conditions resulting in extension of the weighted average life of certain transactions within our pooled debt obligations portfolio. There were no realized net losses paid on structured credit derivatives in the three and six months ended June 30, 2005 and 2004.

Other Income (Loss). Other income (loss) for the three and six months ended June 30, 2005 was $0.9 million and $3.3 million, respectively, compared to other income of $1.4 million and ($10.8) million for the three and six months ended June 30, 2004, respectively. The six months ended June 30, 2004 balance includes the mark-to-market losses on interest rate derivative contracts relating to Ambac’s medium-term funding conduit of $14 million. Included within other income (loss) are structuring fee revenues for the three and six months ended June 30, 2005 was approximately $.02 million and $0.4 million, respectively, compared to $0.9 million and $1.1 million in the three and six months ended June 30, 2004, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically are collected at close of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $11.5 million of deferred structuring fees included on “Other liabilities” in the Consolidated Balance Sheets as of June 30, 2005.

Loss and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and six months ended June 30, 2005 were $21.7 million and $45.1 million, respectively, compared to $17.5 million and $35.0 million for the three and six months ended June 30, 2004. Loss and loss expenses for the second quarter of 2005 included $15.6 million from changes in active credit reserves due to deterioration in the credit

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

quality of certain structured finance transactions as well as further deterioration of a defaulted healthcare exposure.

The healthcare credit is a domestic health care institution, which defaulted in 2003. Ambac’s gross exposure to this credit amounts to approximately $77.0 million at June 30, 2005. There is no reinsurance for this exposure. At June 30, 2005, $56.4 million of case basis credit reserves were held for this health care exposure. For the three and six months ending June 30, 2005, $5.1 million and $18.4 million of additional loss provision was recorded for this transaction based on our analysis of deteriorating financial information. Ambac is closely surveilling the credit and is in frequent communication with management. Ambac believes the primary factor causing the loss on this exposure is the competitive local environment for health care delivery and the resulting impact on revenue generation.

For the six months ended June 30, 2005, Ambac recorded additions to case reserves of $18.5 million relating to an enhanced equipment trust certificate (“EETC”) securitization exposure primarily due to adjustments to the carrying values of the aircraft to reflect current market conditions. During 2004, an airline leasing aircraft collateralizing an Ambac insured EETC filed for bankruptcy and defaulted on its lease obligations. Seven commercial aircraft secured this transaction and Ambac insured the most senior debt layer of the transaction. In 2005, Ambac purchased the seven aircraft at auction in order to secure rights to the underlying aircraft collateral and recorded net loss payments of approximately $47.0 million. During the second quarter of 2005, Ambac successfully closed on the sale of four of the aircraft. As a result of the retention of three aircraft, Ambac has aircraft assets valued at $55 million included in “Other Assets”. Additionally, in the second quarter of 2005, Ambac entered into a 90-month lease on these three planes to a commercial airline.

The following tables provide details of losses paid, net of recoveries received for the six months ended June 30, 2005 and 2004 and gross case basis credit reserves at June 30, 2005 and December 31, 2004 by market sector:

(Dollars in millions)	June 30, 2005	June 30, 2004
Net losses paid (recovered):
Public Finance	$4.8	$0.8
Structured Finance	66.9	(16.7)
International Finance	(1.2)	1.8

Total	$70.5	$(14.1)

(Dollars in millions)	June 30, 2005	December 31, 2004
Gross case basis credit reserves:
Public Finance	$61.0	$47.0
Structured Finance	18.0	80.0
International Finance	9.0	6.3

Total	$88.0	$133.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at June 30, 2005 and December 31, 2004.

(Dollars in millions)	June 30, 2005	December 31, 2004
Gross loss and loss expense reserves:
Case basis credit reserves(*)	$88.0	$133.3
Active credit reserves	125.5	120.8

Total	$213.5	$254.1

*	Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 6% at both June 30, 2005 and December 31, 2004.

Case basis credit reserves were $88.0 million and $133.3 million at June 30, 2005 and December 31, 2004, respectively. The case basis credit reserves at June 30, 2005 and December 31, 2004 were comprised of 10 and 11 credits, respectively, with net par outstanding of $489.6 million and $661.4 million, respectively. Decreases to both the case basis credit reserves and the number of credits is primarily due to the settlement of all claims relating to the EETC transaction noted above.

Reinsurance recoverables on case basis credit reserves were $1.4 million and $16.5 million at June 30, 2005 and December 31, 2004, and reinsurance recoverable on loss expense reserves of $0.2 million and $0 at June 30, 2005 and December 31, 2004.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2005 and the year-ended December 31, 2004:

(Dollars in millions)	June 30, 2005	December 31, 2004
Beginning balance of net loss reserves	$237.5	$186.9
Additions to loss reserves	45.1	69.6
Losses paid	(97.4)	(55.3)
Recoveries of losses paid from reinsurers	22.5	2.7
Other recoveries, net of reinsurance	4.4	33.6

Ending balance of net loss reserves	$212.1	$237.5

At June 30, 2005, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $115.3 million. Related future payments are $15.1 million, $19.3 million, $12.5 million, $8.8 million and $17.5 million for the remainder of 2005, 2006, 2007, 2008 and 2009, respectively.

Active credit reserves were $125.5 million and $120.8 million at June 30, 2005 and December 31, 2004. The active credit reserve at June 30, 2005 and December 31, 2004 was comprised of 66 and 68 credits with net par outstanding of $6,698 million and $7,574 million, respectively. The decline in net par outstanding of credits within the active credit reserve was driven primarily by prepayments in mortgage-backed security transactions. Included in the calculation of active credit reserves at June 30, 2005 and December 31, 2004 was the consideration of $23.3 million and $17.9 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2005 were $28.7 million and $62.1 million, respectively, a decrease of 2% from $29.3 million in the three months ended June 30, 2004 and an increase of 13% from $55.1 million in the six months ended June 30, 2004. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

contracts, plus the amortization of previously deferred expenses and net reinsurance commissions.

The increases in gross underwriting and operating expenses for the six months ended June 30, 2005 is primarily attributable to higher compensation costs. Compensation costs increased primarily due to the expensing of stock-based compensation (the annual grant of restricted stock units and stock options) received in January of 2005 by employees aged 55 and older and who are generally not required to perform future services to attain vesting rights, as per Ambac’s policy. Stock-based compensation for the three and six months ended June 30, 2005 were $5.3 million and $18.3 million, respectively, compared to $4.4 million and $8.8 million for the three and six months ended June 30, 2004, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed and structured finance issuers. The investment agreement business is managed with the goal of approximately matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal in the investment agreement business, derivative contracts (“non-trading derivative contracts”) are used for hedging purposes. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark to market gains or losses.

Revenues. Revenues for the three and six months ended June 30, 2005 were $104.0 million and $171.0 million, an increase of 95% from $53.4 million in the three months ended June 30, 2004 and an increase of 43% from $119.2 million in the six months ended June 30, 2004. The increases are primarily due to (i) higher mark-to-market gains on non-trading derivative contracts, (ii) higher investment and payment agreement revenues, partially offset by lower derivative product revenues. The increase to mark-to-market gains on non-trading derivative contracts relate almost entirely to economic hedges of long-term fixed rate investment agreement liabilities. The mark-to-market gains on non-trading derivative contracts recorded in the second quarter of 2005 were highly effective economic hedges, but did not meet the technical requirements for hedge accounting under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Of the $48.2 million net mark-to-market gain in the second quarter of 2005, $27.3 million relates to mark-to-market gains in the second quarter of 2005 primarily resulting from declining long-term interest rates during the period. These derivatives have been redesignated to meet the technical requirements of SFAS No. 133 as of July 1, 2005. It is expected that the mark-to-market of the derivatives and investment agreements will substantially offset each other in the income statement prospectively. Derivative product revenues decreased primarily due to mark-to-market (losses)/gains primarily resulting from the (increase)/decrease in the ratio of tax-exempt interest rates to taxable interest rates amounting to ($6.0) million and $4.6 million in the second quarter of 2005 and 2004, respectively. The net mark-to-market loss on total return

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

swap contracts was primarily due to spread widening on certain credits within the total return swap portfolio.

Expenses. Expenses for the three and six months ended June 30, 2005 were $60.8 million and $115.4 million, respectively, up 38% from $44.1 million in the three months ended June 30, 2004 and up 28% from $90.4 million in the six months ended June 30, 2004. The primary component of these expenses relate to interest from investment and payment agreements. The increases are primarily related to higher rates in floating rate investment agreements. The weighted-average rate on investment agreements was 3.83% and 3.12% for the three months ended June 30, 2005 and 2004, respectively.

Corporate Items

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and six months ended June 30, 2005 were $5.5 million and $7.7 million, respectively, and increase of 112% from $2.6 million in the three months ended June 30, 2004 and an increase of 60% from $4.8 million in the six months ended June 30, 2004, respectively. These increases are primarily due to expenses related to Ambac’s contingent capital facility of $2.9 million for the first half of 2005. Prior period amounts were recorded directly in shareholders’ equity in the Consolidated Balance Sheet rather than in corporate operating expenses.

Income Taxes. Income taxes for the three and six months ended June 30, 2005 were at an effective rate of 28.7% and 27.5%, respectively, compared to 26.0% and 25.8% for the three and six months ended June 30, 2004, respectively. The increases in the effective rate is caused predominantly from state taxes associated with an increase in profits in Financial Services.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2005 for payment of dividends by Ambac Assurance is approximately $320 million; additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15%. Ambac Assurance received regulatory approval for the payment of dividends of $329.6 million on its common stock to Ambac during the second quarter of 2005; regulatory approval was necessary because the dividends exceeded the statutorily prescribed thresholds. Ambac Assurance paid dividends of $159.2 million on it common stock to Ambac during the first six months of 2005. Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

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

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at June 30, 2005.

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

Credit Ratings and Collateral

Downgrades in Ambac Assurance’s triple-A financial strength rating will adversely affect Ambac’s ability to compete for business. Credit ratings are very important to the ability of financial institutions to compete in the financial guarantee, derivative and structured transaction market. In the event that Ambac Assurance is downgraded, Ambac may be required to post collateral to its investment agreement and derivative counterparties, introducing potential liquidity risk.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac’s investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of June 30, 2005, approximately $4.7 billion, or 73%, of Ambac’s investment agreements relate to either fixed draw or contingent draw, floating rate investment agreements, which expose Ambac to little or no liquidity risk. Contingent draw floating rate investment agreements are sourced in the structured finance markets and will only permit a draw in the event that well-defined, observable events have occurred. Ambac considers these contingent draw events to be remote. The remaining portfolio of Ambac’s investment agreements approximating $1.7 billion at June 30, 2005 consists of fixed rate investment agreements, primarily relating to debt service reserve and construction funds in support of municipal bond transactions. Debt service reserve fund investment agreements may be drawn unexpectedly upon a payment default by the municipal issuer. Ambac also considers these draw events to be remote. Construction fund investment agreements may be drawn faster or slower than anticipated when construction of the underlying municipal project does not proceed as expected. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

The financial services business executes a range of interest rate and cross-currency hedges to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac’s derivative subsidiary provides interest rate, cross currency and total return swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac’s derivatives subsidiary matches these hedges and other derivatives with large, investment grade commercial and investment banks as swap dealers and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceeds a predetermined threshold amount. Ambac has posted collateral of $129.6 million under these contracts at June 30, 2005. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $146.2 million under these contracts at June 30, 2005. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of either party’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. Ambac and Ambac Assurance had a revolving credit facility with six major international banks for $300 million, which expired in July 2005 and provided a two-year term loan provision. The facility was available for general corporate purposes, including the payment of claims. As of June 30, 2005, no amounts were outstanding under this credit facility. This facility’s financial covenants required that Ambac: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30% and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.0 billion. At June 30, 2005, Ambac met all of these requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On July 28, 2005, Ambac and its wholly-owned subsidiary, Ambac Assurance, as borrowers, entered into a $400 million five year unsecured, committed revolving credit facility (the “New Credit Facility”) with Citibank, N. A., as administrative agent, The Bank of New York and KeyBank, National Association, as co-syndication agents, Citigroup Global Markets Inc. as the sole lead arranger and sole book runner, and certain other financial institutions, as lenders (the “Banks”). The New Credit Facility replaced a previously existing one-year unsecured, committed revolving facility with Citibank, N. A., as administrative agent and certain lenders, which expired on July 28, 2005. The New Credit Facility expires on July 28, 2010.

The New Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

Ambac and/or Ambac Assurance may borrow under the New Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the New Credit Facility until the final maturity date, which will occur on July 28, 2010. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to Citibank’s Base Rate and Applicable Margin (as defined in the New Credit Facility), (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin (as defined in the New Credit Facility) or (iii) a EURIBOR Rate (as defined in the New Credit Facility). There are no outstanding loans under the New Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities and have no current intention to do so now or in the foreseeable future.

The New Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholder’s equity equal to or greater than $2.76 billion. The stockholders’ equity financial covenant will increase by 15% of future net income and 15% of the net proceeds of any future equity issuances. The New Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

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

Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the first six months of 2005 and 2004, Ambac Assurance paid put option fees of $2.9 million and $2.2 million, respectively. Put option fees are included as Corporate expenses for the three and six months ended June 30, 2005 and recorded in adjusted paid-in capital on the Consolidated Balance Sheets for 2004 and prior.

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

Balance Sheet. Total assets as of June 30, 2005 were $19.53 billion, up 4% compared to total assets of $18.74 billion at December 31, 2004. The increase was primarily due to cash generated from business written during the period and an increase in unrealized gains in the investment portfolio driven by lower long-term interest rates during the period. As of June 30,2005, stockholders’ equity was $5.29 billion, a 5% increase from year-end 2004 stockholders’ equity of $5.02 billion. The increase stemmed primarily from net income during the period and increased “Accumulated Other Comprehensive Income” driven by lower long-term interest rates during the period, partially offset by common stock repurchases during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005		December 31, 2004
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$6,512.1	$6,887.0	$6,017.7	$6,352.2
Corporate obligations	549.4	584.5	632.3	673.8
Foreign obligations	208.7	222.6	217.0	237.9
U.S. government obligations	247.0	255.5	123.5	125.4
U.S. agency obligations	841.4	926.3	829.9	876.2
Mortgage and asset-backed securities	6,339.7	6,385.0	5,605.1	5,635.8
Short-term	232.9	232.9	521.2	521.2
Other	3.8	4.2	3.7	4.2

	14,935.0	15,498.0	13,950.4	14,426.7

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	413.8	409.0	345.2	341.7

Total	$15,348.8	$15,907.0	$14,295.6	$14,768.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at June 30, 2005 and December 31, 2004 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2005:
Government National Mortgage Association	$103.3	$8.3	$—	$111.6
Federal National Mortgage Association	678.5	382.1	—	1,060.6
Federal Home Loan Mortgage Corporation	260.4	348.4	—	608.8
Vendee Mortgage Trust	—	5.5	—	5.5

Total	$1,042.2	$744.3	$—	$1,786.5

December 31, 2004:
Government National Mortgage Association	$36.9	$13.2	$—	$50.1
Federal National Mortgage Association	724.2	508.8	—	1,233.0
Federal Home Loan Mortgage Corporation	271.3	415.7	—	687.0
Vendee Mortgage Trust	—	10.7	—	10.7

Total	$1,032.4	$948.4	$—	$1,980.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2005		December 31, 2004
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$229.4	$0.7	$114.2	$0.7
7 – 12 months	38.8	0.4	295.4	3.9
Greater than 12 months	271.3	3.7	124.6	2.8

	539.5	4.8	534.2	7.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	21.7	0.2	54.3	0.3
7 – 12 months	—	—	3.8	0.3
Greater than 12 months	18.6	6.5	33.8	3.2

	40.3	6.7	91.9	3.8

Foreign obligations in continuous unrealized loss for:
0 – 6 months	23.2	0.9	—	—
7 – 12 months	—	—	8.5	—
Greater than 12 months	7.8	—	57.0	0.4

	31.0	0.9	65.5	0.4

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	7.4	—	14.1	—
7 – 12 months	14.1	0.1	10.6	0.1
Greater than 12 months	3.3	—	—	—

	24.8	0.1	24.7	0.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	16.7	0.1	140.3	0.9
7 – 12 months	63.2	0.9	121.1	1.8
Greater than 12 months	50.4	1.7	29.9	1.6

	130.3	2.7	291.3	4.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,090.2	2.9	585.3	2.5
7 – 12 months	412.5	2.3	455.2	4.5
Greater than 12 months	817.2	10.8	613.7	8.4

	2,319.9	16.0	1,654.2	15.4

Other in continuous unrealized loss for:
0 – 6 months	—	—	0.1	—
7 – 12 months	—	—	—	—
Greater than 12 months	0.8	0.3	0.9	0.3

	0.8	0.3	1.0	0.3

Total	$3,086.6	$31.5	$2,662.8	$31.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were no impairment write-downs during the six months ended June 30, 2005 and 2004. The net realized investment gains in the six months ended June 30, 2005 and 2004 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $9.04 billion and $8.66 billion at June 30, 2005 and December 31, 2004, respectively, and the Financial Services investment portfolio, at fair values of $6.85 billion and $6.07 billion at June 30, 2005 and December 31, 2004, respectively:

Rating (1) :

June 30, 2005:	Financial Guarantee	Financial Services	Combined
AAA	82%	92%	86%
AA	12	2	8
A	1	4	2
BBB	<1	2	1
Below investment grade	<1	<1	<1
Not Rated	4	—	3

	100%	100%	100%

December 31, 2004:
AAA	79%	90%	84%
AA	15	2	10
A	2	5	3
BBB	<1	3	1
Below investment grade	<1	<1	<1
Not Rated	4	—	2

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At June 30, 2005, securities with a total carrying value of $914.4 million representing 6% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98.9 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities.

Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows. Net cash provided by operating activities was $482.1 million and $547.6 million during the six months ended June 30, 2005 and 2004, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash provided by (used in) financing activities was $178.0 million and ($262.7) million during the six months ended June 30, 2005 and 2004, respectively. Financing activities for the six months ended June 30, 2005 included $336.6 million in net investment and payment agreements issued (net of investment and payment agreement draws). Financing activities for the six months ended June 30, 2004 included ($284.0) million in net investment and payment agreement draws (net of investment and payment agreements issued). Financing activities for the six months ended June 30, 2005 also included the redemption of long-term debt associated with VIEs of $80.0 million, partially offset by proceeds from the issuance of long-term debt associated with VIEs of $50.0 million.

Net cash used in investing activities was $643.5 million during the six months ended June 30, 2005, of which $2,972.5 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,698.5 million. For the six months ended June 30, 2004, $276.2 million was used in investing activities, of which $2,776.1 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $2,454.6 million.

Net cash provided by (used in) operating, investing and financing activities was $16.6 million and $8.7 million during the six months ended June 30, 2005 and 2004, respectively.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1 and 3 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 18,000,000 shares of Ambac’s Common Stock. The shares authorized for repurchase was increased by 6 million shares on May 3, 2005. Ambac will only repurchase shares of its common stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the first half of 2005 and shares available at June 30, 2005:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2005	—	$—	—	3,029,292
February 2005	5,063	$75.80	5,063	3,024,229
March 2005	4,353	$77.51	4,353	3,019,876

First quarter 2005	9,416	$76.59	9,416	3,019,876

April 2005	700,641	$66.99	700,641	2,319,235
May 2005	1,284,223	$68.49	1,284,223	7,035,012
June 2005	73,335	$71.01	73,335	6,961,677

Second quarter 2005	2,058,199	$68.07	2,058,199	6,961,677

(1)	All shares repurchased were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors which included the repurchase of 9,416 shares and 94,199 shares during the first and second quarters of 2005, respectively, for settling awards under Ambac’s long-term incentive plans.

From July 1, 2005 through August 4, 2005, Ambac has repurchased approximately 940,000 shares of its Common Stock and had 6,021,677 shares remaining for repurchase under its stock repurchase program.

PART II - OTHER INFORMATION (Continued)

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of Ambac held on May 3, 2005, and received the votes set forth below:

Proposal 1. The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld
Phillip B. Lassiter	97,754,554	1,561,071
Michael A. Callen	97,515,063	1,800,562
Jill M. Considine	98,066,704	1,248,921
Robert J. Genader	97,816,050	1,499,575
W. Grant Gregory	97,805,034	1,510,591
Thomas C. Theobald	97,282,084	2,033,541
Laura S. Unger	97,496,083	1,819,542
Henry D. G. Wallace	97,164,639	2,150,986

There were no broker non-votes for this proposal.

Proposal 2. The proposal to ratify the amendments to the Ambac 1997 Executive Incentive Plan was adopted, with 96,195,148 votes in favor, 2,441,400 votes against and 679,077 votes abstaining. There were no broker non-votes for this proposal.

Proposal 3. The proposal to ratify the selection of KPMG LLP, an independent registered public accounting firm, as auditors of Ambac and its subsidiaries for 2005 was adopted, with 95,575,163 votes in favor, 1,201,636 votes against and 538,826 votes abstaining. There were no broker non-votes for this proposal.

Item 5 – Other Information

(a)

At its Annual Meeting of Stockholders held on May 3, 2005, Ambac’s stockholders approved amendments to the Ambac 1997 Executive Incentive Plan that (i) increased the maximum incentive amount that may be awarded to any participant under the Plan; and (ii) extended the term of the Executive Incentive Plan to January 1, 2010. A copy of the Agreement is filed as Exhibit 10.41 to this Report.

In connection with Mr. Leonard’s appointment in June as Senior Vice President and Chief Financial Officer, he was provided an annual base salary in the amount of $350,000 and received a sign-on bonus of $150,000. Mr. Leonard also will be eligible for a bonus for his 2005 performance under Ambac’s Annual Incentive Bonus Program. Mr. Leonard also has entered into a management retention agreement with Ambac. This agreement is identical to those entered into with Ambac’s other executive officers, the terms of which are fully described in Ambac’s 2005 Proxy Statement, dated March 29, 2005.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.41	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of May 3, 2005.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.06	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: August 9, 2005	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.41	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of May 3, 2005.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.06	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004.