Form 10-Q
period 2005-09-30
AMBAC FINANCIAL GROUP INC
filed 2005-11-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of October 31, 2005, 105,187,622 shares of Common Stock, par value $0.01 per share, (net of 4,005,474 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2005 and December 31, 2004

(Dollars in Thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $14,757,218 in 2005 and $13,425,475 in 2004)	$15,155,998	$13,901,218
Fixed income securities pledged as collateral, at fair value (amortized cost of $383,545 in 2005 and $345,195 in 2004)	376,928	341,742
Short-term investments, at cost (approximates fair value)	175,097	521,226
Other (cost of $3,781 in 2005 and $3,731 in 2004)	4,412	4,234

Total investments	15,712,435	14,768,420

Cash	28,468	19,957
Securities purchased under agreements to resell	32,000	353,000
Receivable for securities sold	1,136	1,319
Investment income due and accrued	155,715	162,506
Reinsurance recoverable on paid and unpaid losses	1,160	16,765
Prepaid reinsurance	287,161	297,330
Deferred acquisition costs	201,734	184,766
Loans	1,347,136	1,405,700
Derivative assets	1,145,224	1,455,609
Other assets	150,132	77,523

Total assets	$19,062,301	$18,742,895

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$2,875,956	$2,778,893
Loss and loss expense reserve	288,822	254,055
Ceded reinsurance balances payable	19,072	18,248
Obligations under investment and payment agreements	6,902,790	6,813,914
Obligations under investment repurchase agreements	201,680	266,806
Deferred income taxes	266,199	217,373
Current income taxes	1,627	16,406
Long-term debt	1,860,727	1,866,207
Accrued interest payable	79,581	71,058
Derivative liabilities	987,545	1,206,740
Other liabilities	240,928	208,732
Payable for securities purchased	143,379	6

Total liabilities	13,868,306	13,718,438

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,091	1,089
Additional paid-in capital	716,870	694,465
Accumulated other comprehensive income	235,502	296,814
Retained earnings	4,520,475	4,032,089
Common stock held in treasury at cost	(279,943)	—

Total stockholders’ equity	5,193,995	5,024,457

Total liabilities and stockholders’ equity	$19,062,301	$18,742,895

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004

(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Financial Guarantee:
Gross premiums written	$237,943	$210,587	$789,697	$800,217
Ceded premiums written	(34,296)	(18,649)	(61,707)	(36,586)

Net premiums written	$203,647	$191,938	$727,990	$763,631

Net premiums earned	$218,098	$183,499	$610,974	$538,527
Other credit enhancement fees	13,014	11,839	37,617	35,084

Net premiums earned and other credit enhancement fees	231,112	195,338	648,591	573,611
Net investment income	110,646	90,454	317,104	267,088
Net realized investment gains	5,013	7,358	6,004	22,523
Net mark-to-market gains (losses) on credit derivative contracts	1,555	(330)	(4,785)	9,888
Other income (loss)	2,859	799	6,150	(10,014)
Financial Services:
Interest from investment and payment agreements	70,854	48,452	192,951	146,542
Derivative products	8,896	7,175	13,202	20,269
Net realized investment gains (losses)	4,520	(830)	4,808	5,013
Net mark-to-market gains (losses) on total return swap contracts	2,347	3,277	(2,255)	5,301
Net mark-to-market (losses) gains on non-trading derivatives	(57)	22	48,869	126
Corporate:
Net investment income	515	416	1,320	1,172
Net realized investment gains	—	—	—	18

Total revenues	438,260	352,131	1,231,959	1,041,537

Expenses:
Financial Guarantee:
Loss and loss expenses	89,126	17,700	134,255	52,700
Underwriting and operating expenses	27,844	26,186	89,939	81,299
Interest expense on variable interest entity notes	11,623	710	35,018	2,102
Financial Services:
Interest from investment and payment agreements	62,602	41,736	170,781	125,106
Other expenses	2,912	3,349	10,162	10,425
Interest	13,627	13,722	40,653	40,808
Corporate	3,548	2,678	11,291	7,468

Total expenses	211,282	106,081	492,099	319,908

Income before income taxes	226,978	246,050	739,860	721,629
Provision for income taxes	51,861	61,632	193,102	184,560

Income from continuing operations	175,117	184,418	546,758	537,069

Discontinued operations:
Loss from discontinued operations	—	(799)	—	(1,349)
Income tax benefit	—	160	—	(60)

Net loss from discontinued operations	—	(959)	—	(1,289)

Net income	$175,117	$183,459	$546,758	$535,780

Earnings per share:
Income from continuing operations	$1.63	$1.68	$5.02	$4.90

Discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)

Net income	$1.63	$1.67	$5.02	$4.89

Earnings per diluted share:
Income from continuing operations	$1.61	$1.66	$4.97	$4.85

Discontinued operations	$0.00	$(0.01)	$0.00	$(0.01)

Net income	$1.61	$1.65	$4.97	$4.84

Weighted average number of common shares outstanding:

Basic	107,392,176	109,771,249	108,891,738	109,468,844

Diluted	108,484,035	111,107,367	110,121,701	110,777,264

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Nine Months Ended September 30, 2005 and 2004

(Dollars in Thousands)

	2005		2004
Retained Earnings:
Balance at January 1	$4,032,089		$3,380,098
Net income	546,758	$546,758	535,780	535,780

Dividends declared - common stock	(43,004)		(37,315)
Exercise of stock options	(15,368)		(18,315)

Balance at September 30	$4,520,475		$3,860,248

Accumulated Other Comprehensive Income:
Balance at January 1	$296,814		$266,919
Unrealized (losses) gains on securities, ($73,973) and $6,730, pre-tax in 2005 and 2004, respectively(1)		(55,185)		3,315
(Loss) gain on derivative hedges, ($174) and $24,040 pre-tax in 2005 and 2004, respectively		353		14,439
Foreign currency translation (loss) gain		(6,480)		519

Other comprehensive (loss) income	(61,312)	(61,312)	18,273	18,273

Comprehensive income		$485,446		$554,053

Balance at September 30	$235,502		$285,192

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,089		$1,073
Issuance of stock	2		15

Balance at September 30	$1,091		$1,088

Additional Paid-in Capital:
Balance at January 1	$694,465		$606,468
Employee benefit plans	20,644		30,696
Issuance of stock	1,761		38,735
Capital issuance costs	—		(3,488)

Balance at September 30	$716,870		$672,411

Common Stock Held in Treasury at Cost:
Balance at January 1	$0		$0
Cost of shares acquired	(306,750)		(51,573)
Shares issued under equity plans	26,807		41,472

Balance at September 30	$(279,943)		$(10,101)

Total Stockholders’ Equity at September 30	$5,193,995		$4,808,838

(1) Disclosure of reclassification amount:

Unrealized holding (losses) gains arising during period	$(54,252)		$22,283
Less: reclassification adjustment for net gains included in net income	933		18,968

Net unrealized (losses) gains on securities	$(55,185)		$3,315

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30, 2005 and 2004

(Dollars in Thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$546,758	$535,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,219	2,230
Amortization of bond premium and discount	(2,896)	(3,199)
Current income taxes	(4,982)	24,006
Deferred income taxes	63,449	721
Deferred acquisition costs	(16,968)	(18,890)
Unearned premiums, net	107,232	225,427
Loss and loss expenses	50,372	41,429
Ceded reinsurance balances payable	824	(11,058)
Investment income due and accrued	6,791	15,750
Accrued interest payable	8,523	(14,303)
Net realized investment gains	(10,812)	(27,554)
Other, net	(43,394)	(57,956)

Net cash provided by operating activities	708,116	712,383

Cash flows from investing activities:
Proceeds from sales of bonds	1,679,624	2,357,912
Proceeds from matured bonds	1,141,053	1,131,446
Proceeds from the sale of Cadre Financial Services, Inc.	—	3,676
Purchases of bonds	(4,057,532)	(3,775,037)
Change in short-term investments	346,129	73,677
Securities purchased under agreements to resell	321,000	(7,985)
Loans	67,051	3,170
Purchases of securitization collateral	(55,792)	—
Other, net	18,918	(5,192)

Net cash used in investing activities	(539,549)	(218,333)

Cash flows from financing activities:
Dividends paid	(43,004)	(37,315)
Securities sold under agreements to repurchase	—	(66,300)
Proceeds from issuance of investment and payment agreements	1,346,197	1,182,043
Payments for investment and payment agreement draws	(1,174,262)	(1,615,492)
Proceeds from the issuance of long-term debt	100,000	—
Payments for redemption of long-term debt	(105,528)	—
Capital issuance costs	(4,028)	(3,488)
Issuance of common stock	1,764	38,751
Proceeds from sale of treasury stock	11,448	41,472
Purchases of treasury stock	(306,750)	(51,573)
Net cash collateral received	14,107	19,151

Net cash used in financing activities	(160,056)	(492,751)

Net cash flow	8,511	1,299
Cash at January 1	19,957	24,539

Cash at September 30	$28,468	$25,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$125,047	$126,170

Interest expense on long-term debt	$71,901	$43,308

Interest expense on investment agreements	$177,253	$116,949

Cash received during the period for:
Income taxes	$587	$—

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

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the full year ending December 31, 2005. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 15, 2005, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which was filed with the SEC on May 10, 2005, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, which was filed with the SEC on August 9, 2005.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported and are reflected on an undiscounted basis as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac Assurance’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration in an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), problems with the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of a securitized credit is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related credit. For example, a servicer of a mortgage-backed securitization that does not remain current in their collection efforts could cause an increase in the delinquency and potential default of the underlying collateral. The active credit reserve is established through a process that begins with statistical estimates of probable losses inherent in the adversely classified credit portfolio. Statistical estimates are computed on each adversely classified credit. These statistical estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severity models; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation commonly includes obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits Ambac would use relevant information obtained from its remediation efforts to adjust the statistical estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $204,782 and $120,802 at September 30, 2005 and December 31, 2004, respectively. Included in the calculation of active credit reserves at September 30, 2005 and December 31, 2004 was the consideration of $19,139 and $17,891, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

obligation. The active credit reserves at September 30, 2005 and December 31, 2004 was comprised of 106 and 68 credits with net par outstanding of $8,291,278 and $7,574,223, respectively. These increases are primarily from the impact of Hurricane Katrina. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. Ambac has classified 35 individual obligations in the region with total net par outstanding of approximately $1,095,000. To date, Ambac has paid three claims on obligations in the region, totaling approximately $2,043 and has subsequently recovered the full amounts. In determining our loss estimate, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. Ambac’s estimate of losses related to the hurricane was made without regard to any potential federal, state or local government assistance to individual municipalities or institutions. The credit loss estimation process involves the exercise of considerable judgment. Due to the nature of the loss reserve estimate, Ambac’s ultimate loss associated with the hurricane may be materially different than the current estimate and thereby may affect future operating results. Ambac will continue to assess the impact of Hurricane Katrina on the fourth quarter and subsequent periods as more information becomes available to us. Ambac does not have material exposure to credits adversely affected by Hurricane Rita.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guaranty industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provision for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Ambac discounts these estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 6.0% at both September 30, 2005 and December 31, 2004. Case basis credit reserves were $84,040 and $133,254 at September 30, 2005 and December 31, 2004, respectively. The case basis credit reserves at September 30, 2005 and December 31, 2004 were comprised of 10 and 11 credits with net par outstanding of $471,201 and $661,396, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $1,108 and $16,499 at September 30, 2005 and December 31, 2004, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $288,822 and $254,055 at September 30, 2005 and December 31, 2004, respectively. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guaranty insurance portfolio.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Our liabilities for credit losses are based in part on the short-duration accounting guidance in Statement of Financial Accounting Standards (“SFAS”) No. 60, “Accounting and Reporting by Insurance Enterprises.” The insured party has a right to a claim payment under the financial guaranty insurance policy at the date of the first scheduled debt service payment of a defaulted security. We believe a loss event occurs for financial guarantee insurance products at the time the issuers’ financial condition deteriorates to an impaired credit status rather than at the time the insured party has a right to a claim payment. Because of this belief and the ambiguities discussed below in the application of SFAS No. 60 to the financial guaranty industry, Ambac does not believe that SFAS No. 60 alone provides sufficient guidance. As a result, Ambac supplements the guidance in SFAS No. 60 with the guidance in SFAS No. 5, “Accounting for Contingencies,” which calls for a loss to be accrued if it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Ambac also relies by analogy on EITF Issue No. 85-20, “Recognition of fees for guaranteeing a loan,” which states that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5.

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

Ambac is aware that there are certain differences regarding the measurement of liabilities for credit losses among participants in the financial guaranty industry. Difficulties applying the existing insurance accounting literature (e.g., the classification of the insurance contracts as either short-duration or long-duration to the attributes of financial guarantee insurance, different measurement models and assumptions utilized, regulatory guidance provided to certain entities, and the existence of accounting literature providing guidance with respect to liability recognition for loan guarantees) are the reasons for these differences.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

Financial Services:

Ambac, through its subsidiary Ambac Financial Services, provides interest rate and currency swaps to states, municipalities and their authorities, and other entities in connection with their financings. Ambac Capital Services enters into total return swaps with professional counterparties. Total return swaps are primarily used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statement of Operations. Interest rate swaps and the fee component of total return swaps are reflected in “Derivative Product Revenues” and the mark-to-market gains or losses associated with credit spread changes on total return swaps are reflected in “Net Mark-to-Market Gains (Losses) on Total Return Swap Contracts”.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

Non-trading Derivative Contracts:

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the gain or loss on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount, representing hedge ineffectiveness, is reflected in current earnings. Hedge ineffectiveness, recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was $41 and $125 for the nine months ended September 30, 2005 and 2004.

Interest rate swaps are also utilized to hedge the exposure to variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. Gains and losses on interest rate swaps that meet the technical requirements for hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in stockholders’ equity, until earnings are affected by the variability in cash flows of the designated hedged item. For the nine months ended September 30, 2005 and 2004, there was no hedge ineffectiveness reported in net income for cash flow hedges.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates. Since the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the nine months ended September 30, 2005 and 2004 was $48,828 and $0.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table summarizes the financial information from continuing operations by reportable segment as of and for the three and nine month periods ended September 30, 2005 and 2004:

(Dollars in thousands) Three months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2005:
Revenues:
Unaffiliated customers	$351,185	$86,560	$515	$—	$438,260
Intersegment	1,276	(1,420)	89,600	(89,456)	—

Total revenues	$352,461	$85,140	$90,115	$(89,456)	$438,260

Income before income taxes:
Unaffiliated customers	$222,592	$21,046	$(16,660)	$—	$226,978
Intersegment	2,999	(1,310)	88,820	(90,509)	—

Total income before income taxes	$225,591	$19,736	$72,160	$(90,509)	$226,978

Total assets	$10,383,549	$8,636,764	$41,988	$—	$19,062,301

2004:
Revenues:
Unaffiliated customers	$293,619	$58,096	$416	$—	$352,131
Intersegment	5,239	(1,557)	25,891	(29,573)	—

Total revenues	$298,858	$56,539	$26,307	$(29,573)	$352,131

Income before income taxes:
Unaffiliated customers	$249,023	$13,011	$(15,984)	$—	$246,050
Intersegment	6,631	(1,609)	25,164	(30,186)	—

Total income before income taxes	$255,654	$11,402	$9,180	$(30,186)	$246,050

Total assets	$8,877,144	$8,024,950	$90,323	$—	$16,992,417

(Dollars in thousands) Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2005:
Revenues:
Unaffiliated customers	$973,064	$257,575	$1,320	$—	$1,231,959
Intersegment	1,723	(2,357)	323,800	(323,166)	—

Total revenues	$974,787	$255,218	$325,120	$(323,166)	$1,231,959

Income before income taxes:
Unaffiliated customers	$713,852	$76,632	$(50,624)	$—	$739,860
Intersegment	6,892	(2,027)	321,460	(326,325)	—

Total income before income taxes	$720,744	$74,605	$270,836	$(326,325)	$739,860

Total assets	$10,383,549	$8,636,764	$41,988	$—	$19,062,301

2004:
Revenues:
Unaffiliated customers	$863,096	$177,251	$1,190	$—	$1,041,537
Intersegment	16,555	(4,272)	81,067	(93,350)	—

Total revenues	$879,651	$172,979	$82,257	$(93,350)	$1,041,537

Income before income taxes:
Unaffiliated customers	$726,995	$41,720	$(47,086)	$—	$721,629
Intersegment	20,731	(4,428)	79,168	(95,471)	—

Total income before income taxes	$747,726	$37,292	$32,082	$(95,471)	$721,629

Total assets	$8,877,144	$8,024,950	$90,323	$—	$16,992,417

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table summarizes unaffiliated gross premiums written and net premiums earned and other credit enhancement fees included in the financial guarantee segment by location of risk for the three and nine months ended September 30, 2005 and 2004:

	Three Months		Nine Months
(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2005:
United States	$189,869	$174,707	$624,372	$483,245
United Kingdom	17,193	17,089	62,867	50,045
Japan	7,135	7,278	21,025	22,414
Mexico	1,101	580	8,841	3,965
Italy	563	1,980	8,925	6,253
Brazil	4,263	3,347	10,089	8,068
Australia	3,593	2,218	12,696	6,521
Internationally diversified (1)	8,124	15,520	23,555	43,967
Other international	6,102	8,393	17,327	24,113

Total	$237,943	$231,112	$789,697	$648,591

2004:
United States	$162,718	$144,694	$643,015	$416,973
United Kingdom	17,338	15,141	70,713	45,493
Japan	8,077	8,179	21,592	23,389
Mexico	3,695	1,697	11,427	5,245
Italy	1,371	1,968	8,991	5,844
Brazil	2,597	2,002	7,568	5,617
Australia	2,927	1,665	3,850	5,199
Internationally diversified (1)	6,801	13,189	20,636	41,723
Other international	5,063	6,803	12,425	24,128

Total	$210,587	$195,338	$800,217	$573,611

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

Net periodic pension costs for the three and nine months ended September 30, 2005 and 2004 include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$520	$408	$1,559	$1,225
Interest cost	388	331	1,164	994
Expected return on plan assets	(598)	(487)	(1,795)	(1,462)
Amortization of prior service cost	(37)	(36)	(109)	(108)
Recognized net loss	64	51	193	153

Net periodic pension cost	337	267	1,012	802
Other	—	—	—	136

Total pension expense	$337	$267	$1,012	$938

Postretirement and Other Benefits:

Ambac provides certain medical and life insurance benefits for retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Post retirement benefit expense was $147 and $424 for the three and nine months ended September 30, 2005, respectively, compared to $52 and $155 for the three and nine months ended September 30, 2004, respectively. Post employment benefit expense was $79 and $238 for the three and nine months ended September 30, 2005, respectively, compared to $56 and $169 for the three and nine months ended September 30, 2004.

(6) Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 105,150,417 were outstanding as of September 30, 2005. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of September 30, 2005.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

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

As of September 30, 2005, Ambac is the primary beneficiary, as defined by Financial Interpretation Number 46-R (“FIN 46-R”), and therefore consolidated VIEs under three transactions, as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction was in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $74,790 at September 30, 2005, with a maturity date of December 3, 2022.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances were $994,050 at September 30, 2005, with maturity dates ranging from April 15, 2016 to February 6, 2025.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

	At September 30, 2005	At December 31, 2004
Assets:
Cash	$669	$690
Loans	675,814	727,294
Investment in fixed income securities	399,699	346,111
Investment income due and accrued	8,611	2,315

Total	$1,084,793	$1,076,410

Liabilities and Equity:
Long-term debt	$1,068,840	$1,074,368
Derivative liabilities	7,552	—
Other liabilities	8,111	2,042
Equity	290	—

Total	$1,084,793	$1,076,410

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

As of September 30, 2005, there are 9 individual transactions outstanding in the QSPEs. In each case, Ambac sells fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) are used for hedging purposes only. Derivatives are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of September 30, 2005, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the nine months ended September 30, 2005 and the year ended December 31, 2004 were $0 and $195,000, respectively. No gains or losses were

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands)

recognized on these sales. As of September 30, 2005, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,719,031, $1,667,389 and $80,053, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4,317 and $4,480 for the nine months ended September 30, 2005 and 2004, respectively. Ambac also received fees for providing other services amounting to $241 and $288 for the nine months ended September 30, 2005 and 2004, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed income municipal investment securities. These beneficial interests are directly secured by the related municipal investment securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed income municipal investment securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $259,459 and $257,300 as of September 30, 2005 and December 31, 2004, respectively. The beneficial interests issued to third parties, are reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,915 and $249,140 as of September 30, 2005 and December 31, 2004, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $1.61 and $4.97 for the three and nine months ended September 30, 2005, a 2% decrease compared with the three months ended September 30, 2004 and a 3% increase compared with the nine months ended September 30, 2004. The three and nine months ended September 30, 2005 were negatively impacted by a loss provision amounting to $60 million, after-tax, related to Ambac Assurance’s exposure to municipal finance credits impacted by Hurricane Katrina. This, partially offset by increased net premiums earned and other credit enhancement fee revenues drove the decrease in our financial guarantee segment.

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

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate and currency swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, and asset-backed and structured finance issuers. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Forward-Looking Statements

Materials in this quarterly report may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent Ambac’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future plans or objectives and results.

Any or all of Ambac’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirement or other criteria of rating agencies; (8) changes in accounting principles or practices that may impact Ambac’s reported financial results; (9) the amount of reserves established for losses and loss expenses; (10) default of one or more of Ambac’s reinsurers; (11) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac; (12) prepayment speeds on insured asset-backed securities and other factors that may influence the amount of installment premiums paid to Ambac; and (13) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the Securities and Exchange Commission.

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

The primary estimates impacting the statistical loss calculation are probability of default and severity of loss. The probability of default increases as a credit exposure deteriorates in quality. Political, economic or other unforeseen events could have an adverse impact on default probabilities. Despite such unforeseen events, our experience has shown however, that it is not reasonably likely there would be a change in the probability of default estimates such that a material change in our loss reserve estimate would occur. Our experience has shown that credit deterioration and related changes in default probabilities are a gradual process that typically occur over a long period of time. Historically, claim payments on financial guarantee contracts have been infrequent but subject to potential high severity. Severity represents the amount of loss that would be incurred on a defaulted obligation due to the difference in the amount of net

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

par guaranteed and the value of the related collateral and other subrogation rights. Loss severity estimates are based upon available information such as rating agency recovery rates or surveillance data such as collateral appraisals. However, severity data used are estimates that are subject to change with political, economic and other market conditions or as new information becomes available. Severity of loss is a primary assumption used to estimate losses and an increase or decrease of the severity would provide a range of reasonably possible future outcomes that would differ from our current loss estimate, which could be material. For instance, Ambac increased the severity assumptions for municipal finance credits affected by Hurricane Katrina because the unprecedented nature of the disaster, including the displacement of the effected communities’ residents, and Ambac’s belief that historical severity factors for these credits did not include an event of this nature.

Ambac has exposure to various bond types. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are three bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur. These three bond types are aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), health care institutions and mortgage-backed and home equity securitizations. The collateral for an EETC bond is commercial aircraft. Intense competition in the global airline industry continues and has been further impacted by lower cost start up regional carriers. As a result, major airlines have been forced to reduce costs and scale back aircraft purchases. Additionally, competition between the largest aircraft manufacturers has served to reduce overall aircraft pricing. These events have adversely impacted the value of certain aircraft and accordingly impacted the loss severity estimates associated with certain EETC exposures. We have observed that the health care industry is also particularly subject to changes in severity estimates. Collateral associated with health care credits is generally in the form of a hospital facility. The value of that facility is primarily impacted by the essentiality of that facility to a particular community. For example, hospital facilities that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. It is also reasonably possible that severity estimates could materially change in the mortgage-backed and home equity securitization sector. Severity estimates in this sector are impacted by residential real estate values. Increases in mortgage interest rates, increased unemployment or personal bankruptcies could have an adverse impact on residential real estate values and mortgage-backed and home equity loss severity estimates. The table below outlines the estimated impact on the September 30, 2005 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible changes in the loss severity assumptions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

These changes in the loss severity assumptions represent management’s estimate of reasonably possible changes in severity and are based upon our historical experience.

Category (Dollars in millions)	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
EETC	20%	46%	$10
Health care	61%	79%	$10
Mortgage-backed and home equity	18%	20%	$11

As a result of the widespread devastation caused by Hurricane Katrina, Ambac recorded loss and loss expenses of $92.0 million in the third quarter of 2005. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. In determining our loss estimates, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas. Throughout the history of Ambac, we have not had significant loss resulting from natural disasters. As a result, we have adjusted the standard municipal finance severity assumptions to reflect the unprecedented nature of the disaster. Future decreases, if any, to severity estimates will have a similar relative effect on our loss reserves and future increases, if any, to severity estimates, excluding those municipal finance credits fully reserved, will also have a similar relative effect on our loss reserves.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine month periods ended September 30, 2005 and 2004, and its financial condition as of September 30, 2005 and December 31, 2004. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations

Ambac’s income from continuing operations for the three months ended September 30, 2005 was $175.1 million or $1.61 per diluted share, a decrease of $9.3 million, compared to $184.4 million or $1.66 per diluted share in the three months ended September 30, 2004. Ambac’s income before income taxes was $227.0 million for the three months ended September 30, 2005, a decrease of 8% from income before income taxes of $246.0 million in the three months ended September 30, 2004. Of the $227.0 million of income before income taxes in the third quarter of 2005, $222.6 million was from Financial Guarantee, $21.1 million from Financial Services and $(16.7) million from Corporate, compared to $249.0 million, $13.0 million and $(16.0) million for Financial Guarantee, Financial Services and Corporate, respectively in the third quarter of 2004. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding.

Ambac’s income from continuing operations for the nine months ended September 30, 2005 was $546.8 million or $4.97 per diluted share, an increase of $9.7 million, compared to $537.1 million or $4.85 per diluted share in the nine months ended September 30, 2004. Ambac’s income before income taxes was $739.9 million for the nine months ended September 30, 2005,

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

an increase of 3% from income before income taxes of $721.6 million in the nine months ended September 30, 2004. Of the $739.9 million of income before income taxes in the nine months ended 2005, $713.9 million was from Financial Guarantee, $76.6 million from Financial Services and $(50.6) million from Corporate, compared to $727.0 million, $41.7 million and $(47.1) million for Financial Guarantee, Financial Services and Corporate, respectively in the nine months ended 2004.

Financial Guarantee income before income taxes for the three months ended September 30, 2005 decreased primarily as a result of a higher provision for loss and loss expenses primarily to municipal finance credits impacted by Hurricane Katrina, partially offset by (i) higher total net premiums earned and (ii) higher net investment income. The Financial Services increase in the third quarter of 2005 is primarily attributable to (i) higher revenues from investment and payment agreements and (ii) higher net realized gains, partially offset by (i) higher interest expense from investment and payment agreements.

Financial Guarantee income before income taxes for the nine months ended September 30, 2005 decreased primarily as a result of (i) a higher provision for loss and loss expenses, (ii) lower net realized investment gains, and (iii) net mark-to-market losses on credit derivative contracts, partially offset by (i) higher total net premiums earned, (ii) higher net investment income and (iii) higher other income. The Financial Services increase in the nine months ended September 30, 2005 is primarily attributable to (i) higher net mark-to-market gains on non-trading derivatives and (ii) higher revenues from investment and payment agreements partially offset by (i) lower revenues from the derivative products business and (ii) higher interest expense from investment and payment agreements.

Included in the nine months ended September 30, 2005 income from continuing operations in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”). The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. The recapture was a result of a provision in the reinsurance contract that provided Ambac the right to recapture previously written business ceded to the reinsurer upon the event of a downgrade of the reinsurer by a major rating agency. Ambac does not have the ability to cancel any additional contracts with Radian at their current rating level. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $51.3 million of deferred premiums collected, approximately $70.0 million in net present value of future installment premiums is expected to be recognized in future earned premiums over the remaining life of the guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

Included in the nine months 2004 income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company. The net par that was recaptured totaled approximately $8.5 billion. The recapture was a result of a provision in the reinsurance contract that provided Ambac the right to recapture previously written business ceded to the reinsurer upon the event of a downgrade of the reinsurer by a major rating agency. Ambac retains the right to cancel the remaining reinsurance contracts with these reinsurers. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $64.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million in returned premiums from the cancellation, of which approximately $54.4 million was deferred. The difference, $10.4 million included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. In addition to the $54.4 million of deferred premiums collected, approximately $49.1 million in net present value of future installment premiums is expected to be recognized in future earned premiums over the remaining life of the guarantees. The net impact of this cancellation to the Consolidated Statements of Operations amounted to approximately $7.0 million, $4.5 million after-tax.

Net Loss From Discontinued Operations

In November 2003, Ambac entered into an agreement to sell the operations of Cadre Financial Services, Inc., Ambac’s investment advisory and cash management business. The transaction closed during the first quarter of 2004. The net loss from discontinued operations for the three and nine months ended September 30, 2004 were $1.0 million and $1.3 million, respectively. There were no losses from discontinued operations for the three and nine months ended September 30, 2005.

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

Ambac Assurance guaranteed $31.8 billion in par value debt obligations during the three months ended September 30, 2005, an increase of 9% from $29.3 billion in par value debt obligations guaranteed during the comparable prior year period. During the nine months ended September 30, 2005, Ambac Assurance guaranteed $91.0 billion in par value debt obligations, a 10% increase from $82.9 billion in par value debt obligations guaranteed in the first nine months of 2004.

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2005 and December 31, 2004:

(Dollars in billions)	September 30, 2005	December 31, 2004
Public Finance	$261.2	$239.7
Structured Finance	135.7	132.4
International Finance	73.2	87.3

Total net par outstanding (1)	$470.1	$459.4

(1)	$7.5 billion of the net par outstanding increase in 2005 was a result of the reinsurance cancellation noted above.

The following tables provides a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2005 and December 31, 2004 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2005 and December 31, 2004. These tables do not reflect any downgrades to credits impacted by Hurricane Katrina. Ambac has classified 35 individual obligations impacted by Hurricane Katrina with net par outstanding of approximately $1.1 billion. Ambac continues to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

evaluate and analyze the internal credit rating for each effected credit. Below investment grade are defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2005	December 31, 2004
AAA	8%	8%
AA	25	23
A	46	47
BBB	20	21
Below investment grade	1	1

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	September 30, 2005	December 31, 2004
U.S. Public Finance:
Transportation	$653	$—
Health care	602	571
Tax-backed	135	135
General obligation	57	104
University	33	38
Other	148	151

Total U.S. Public Finance	1,628	999

U.S. Structured Finance:
Enhanced equipment trust certificates	961	205
Mortgage-backed and home equity	680	774
Investor-owned utilities	649	803
Pooled debt obligations	414	481
Asset-backed	196	221

Total U.S. Structured Finance	2,900	2,484

International Finance:
Transportation revenue	255	215
Investor-owned utilities	54	59
Sovereign/sub-sovereign	38	38
Pooled debt obligations	—	510
Other	205	223

Total International Finance	552	1,045

Grand Total	$5,080	$4,528

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies because the rating agencies either may not have the transactions or may have rated the transactions at inception, but not refreshed ratings subsequently. The rated are subject to revision at any time and do not constitute investment advice. Ambac Assurance has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2005 and December 31, 2004, the number of credits with Ambac Assurance ratings below investment grade totaled 70 and 73, respectively. Increases in transportation and EETC’ s from December 31, 2004 to September 30, 2005 are a result of the deteriorating credit quality within the airline industry. The decline in pooled debt obligations resulted from a maturity of one transaction with net par outstanding of $510 million in the second quarter of 2005.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Included in transportation obligations is exposure to U.S. airports of $8.8 billion at September 30, 2005. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities.

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

Public Finance bond obligations par value written was $13.4 billion for the three months ended September 30, 2005, which was 49% higher than $9.0 billion of par value written in the three months ended September 30, 2004. During the nine months ended September 30, 2005 par value written was $42.6 million, which was 37% higher than $31.0 billion of par value written in the nine months ended September 30, 2004. This increase was primarily driven by higher municipal issuance of $99.5 billion and $309.3 billion in the third quarter of 2005 and the nine months ended September 30, 2005, respectively, increases of 27% and 16%, respectively, over prior year comparisons. Additionally, insured market penetration was approximately 55% and 59% in the third quarter and nine months ended 2005, respectively, down from 58% in the third quarter of 2004 and up from 55% in the nine months ended 2004, respectively.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities; and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Included within commercial asset-backed securities are exposures to Enhanced Equipment Trust Certificates of $1.6 billion at September 30, 2005. Enhanced Equipment Trust Certificates are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral. Pooled debt obligations, including structured credit derivative transactions, involve the securitization of diverse portfolios of corporate bonds and loan obligations and asset-backed securities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Finance obligations par value written was $15.4 billion for the three months ended September 30, 2005, which was 16% lower than $18.4 billion of par value written in the three months ended September 30, 2004. During the nine months ended September 30, 2005, par value written was $39.9 billion, 5% higher compared to $38.0 billion in the nine months ended September 30, 2004. The decrease in Structured Finance in the third quarter of 2005 was primarily due to lower securitizations in mortgage-backed and other home securitizations as well as lower par written in the asset-backed sector of the market, partially offset by higher pooled debt obligation securitizations. The increase in Structured Finance in the nine months ended September 30, 2004 was primarily due to higher pooled debt obligations, partially offset by lower mortgage-backed and home equity securitizations.

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

International Finance bond obligations par value written was $3.0 billion for the three months ended September 30, 2005, which was 58% higher than $1.9 billion of par value written for the three months ended September 30, 2004. During the nine months ended September 30, 2005, par value written was $8.5 billion, which was 39% lower than $13.9 billion of par value written for the nine months ended September 30, 2004. The increase in International Finance obligations guaranteed during the third quarter of 2005 is primarily due to higher pooled debt and asset-backed securitization par written, partially offset by lower transportation par written. The decrease during the nine months ended September 30, 2005 was primarily due to lower par written in the mortgage-backed and other home securitizations, transportation revenue and sovereign/sub-sovereign sectors of the market, partially offset by higher par written for pooled debt obligations.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three and nine months ended September 30, 2005 were $237.9 million and $789.7 million, respectively, an increase of $27.3 million or 13% from 210.6 million in the three months ended September 30, 2004 and a decrease of $10.5 million or 1% from $800.2 million in the nine months ended September 30, 2004.

Up-front premiums written during the three and nine months ended September 30, 2005 were $113.6 million and $408.2 million, respectively, an increase of 21% from $93.7 million in the three months ended September 30, 2004 and a decrease of 9% from $449.2 million in the nine months ended September 30, 2004. The increase in up-front gross premiums written in the third quarter of 2005 compared to the third quarter of 2004 was primarily a result of higher up-front premiums in Public and Structured Finance, partially offset by lower up-front premiums in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

International Finance. The decrease in up-front gross premiums written during the first nine months of 2005 compared to 2004 is a result of lower premiums in Public and Structured Finance, partially offset by an increase in International Finance. Up-front premiums have been impacted by increased competition from other financial guarantors, as well as a lack of large highly structured public finance transactions coming to market.

Installment premiums written for the three and nine months ended September 30, 2005 were $124.3 million and $381.5 million, respectively, an increase of 6% from $116.9 million in the three months ended September 30, 2004, and an increase of 9% from $351.0 million in the nine months ended September 30, 2004.

The following tables set forth the amounts of gross premiums written and the related gross par written by type:

	Three Months Ended September 30,
	2005		2004
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$107.6	$12,910	$87.8	8,578
Installment	4.1	492	5.3	414

Total Public Finance	111.7	13,402	93.1	8,992

Structured Finance:
Up-front	2.9	220	2.1	153
Installment	75.3	15,172	67.5	18,249

Total Structured Finance	78.2	15,392	69.6	18,402

International Finance:
Up-front	3.1	217	3.8	266
Installment	44.9	2,760	44.1	1,634

Total International Finance	48.0	2,977	47.9	1,900

Total	$237.9	$31,771	$210.6	$29,294

Total up-front	$113.6	$13,347	$93.7	$8,997
Total installment	124.3	18,424	116.9	20,297

Total	$237.9	$31,771	$210.6	$29,294

	Nine Months Ended September 30,
	2005		2004
(Dollars in Millions)	Gross Premiums Written	Gross Par Written	Gross Premiums Written	Gross Par Written
Public Finance:
Up-front	$375.6	$41,621	$414.1	$30,397
Installment	17.6	994	17.7	603

Total Public Finance	393.2	42,615	431.8	31,000

Structured Finance:
Up-front	13.1	1,009	17.1	1,257
Installment	218.1	38,860	194.1	36,734

Total Structured Finance	231.2	39,869	211.2	37,991

International Finance:
Up-front	19.5	1,840	18.0	2,338
Installment	145.8	6,655	139.2	11,537

Total International Finance	165.3	8,495	157.2	13,875

Total	$789.7	$90,979	$800.2	$82,866

Total up-front	$408.2	$44,470	$449.2	$33,992
Total installment	381.5	46,509	351.0	48,874

Total	$789.7	$90,979	$800.2	$82,866

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Reinsurance. Ambac’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac to cede covered transactions while retaining flexibility with respect to the amount ceded within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three and nine months ended September 30, 2005 were $34.3 million and $61.7 million, respectively, increases from $18.6 million and $36.6 million for the three months and nine months ended September 30, 2004.

During the first quarter of 2005 Ambac completed a cancellation of a reinsurance contract with Radian. Included in ceded premiums written in the nine months ended September 30, 2005 is $55.8 million in return premiums from the cancellation. In the second quarter of 2004, Ambac completed the cancellation of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company. Included in ceded premiums written in the nine months ended September 30, 2004 is $64.8 million in return premiums from the cancellations. Excluding the return premiums from both the nine months ended September 30, 2005 and 2004, ceded premiums were $117.5 million for the nine months ended September 30, 2005 compared to $101.4 million in the nine months ended September 30, 2004, an increase of 16%. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 14.9% and 12.7% for the nine months ended September 30, 2005 and 2004, respectively. The mix of business underwritten and greater treaty participation drove the increase.

The reinsurance of risk does not relieve Ambac of its original liability to its policyholders. In the event that any of Ambac’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would still be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac (i) monitors the financial condition of its reinsurers; (ii) has collateral provisions in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac in the event of a rating downgrade of a reinsurer. Ambac held letters of credit and collateral amounting to approximately $154.6 million from its reinsurers as of September 30, 2005. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P) basis:

(Dollars in billions)	September 30, 2005	December 31, 2004
AAA	$19.4	$19.7
AA	18.6	19.8
A	2.3	2.6
Not rated	1.7	2.1

Total	$42.0	$44.2

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and nine months ended September 30, 2005 were $231.1 million and $648.6 million, an increase of 18% from $195.3 million for the three months ended September 30, 2004 and an increase of 13% from $573.6 million for the nine months ended September 30, 2004. The increase for the three and nine months ended September 30, 2005 was primarily the result of higher refundings or calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”) and the larger Financial Guarantee book of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low long-term interest rate environment continues to prompt the high levels of refundings. As long-term interest rates rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned during the three and nine months ended September 30, 2005 included $47.1 million and $106.1 million, respectively, from accelerated earnings as compared to $21.0 million and $69.2 million for the three and nine months ended September 30, 2004, respectively. Included in the nine months ended September 30, 2005 and 2004 accelerated earnings amounts were approximately $4.5 million and $10.4 million, respectively, from the cancellation of a reinsurance contracts previously mentioned.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 5% from $162.5 million in the third quarter of 2004 to $171.0 million in the third quarter of 2005. Normal net premiums earned for the nine months ended September 30, 2005 were $504.9 million, an increase of 8% from $469.3 million in the nine months ended September 30, 2004. Normal net premiums earned for the three months ended September 30, 2005 increased 6%, 1% and 11% for Public, Structured and International Finance, respectively, from the three months ended September 30, 2004. Normal net premiums earned for the nine months ended September 30, 2005 increased 9%, 2% and 16% for Public, Structured and International Finance, respectively, from the nine months ended September 30, 2004.

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

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product were $13.0 million and $37.6 million for the three and nine months ended September 30, 2005, respectively, an increase of 10% from $11.8 million in the three months ended September 30, 2004 and an increase of 7% from $35.1 million in the nine months ended September 30, 2004. Included in the third quarter and nine months of 2005 were $1.8 million of accelerated other credit enhancement fees. Excluding this acceleration, other credit enhancement fees would have decreased 5% compared to the third quarter of 2004 and would have increased 2% compared to the nine months ended September 30, 2004. The trend in narrowing corporate credit spreads has had an adverse impact on the growth of fees in the credit derivative business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004
Public Finance	$56.9	$53.5	$166.7	$153.3
Structured Finance	67.3	66.9	199.8	196.7
International Finance	46.8	42.1	138.4	119.3

Total normal premiums earned	171.0	162.5	504.9	469.3
Accelerated earnings	47.1	21.0	106.1	69.2

Total net premiums earned	218.1	183.5	611.0	538.5
Other credit enhancement fees (1)	13.0	11.8	37.6	35.1

Total net premiums earned and other credit enhancement fees	$231.1	$195.3	$648.6	$573.6

(1)	Other credit enhancement fees for the three and nine months ended September 30, 2005 includes $1.8 million of accelerated fees.

Net Investment Income. Net investment income for the three and nine months ended September 30, 2005 was $110.6 million and $317.1 million, an increase of 22% from $90.5 million in the three months ended September 30, 2004 and an increase of 19% from $267.1 million in the nine months ended September 30, 2004. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business, (ii) capital contributions from Ambac Financial Group, Inc. of $43 million in the fourth quarter of 2004, and (iii) increases of $11.2 million and $33.0 million in the three and nine months ended September 30, 2005, respectively, from the consolidation of variable interest entities under FIN 46 in the fourth quarter of 2004 (offset by the Statement of Operations line item “Interest expense on variable interest notes” which had increases of $10.9 million and $32.9 million in the three and nine months ended September 30, 2005, respectively), and (iv) a net positive adjustment of $5.3 million for certain municipal securities within the investment portfolio that have been pre-refunded. A pre-refunding shortens the maturity of a bond resulting in accelerated amortization of bond premium or discount. This increase in investment income was partially offset by (i) a lower reinvestment rate due to the interest rate environment, (ii) the repurchase of Ambac stock totaling approximately $164.4 million and $298.2 million in the three and nine months ended September 30, 2005, respectively and (iii) loss payments of $13.9 million and $88.8 million in the three and nine months ended September 30, 2005, respectively. Investments in tax-exempt securities amounted to 71% and 73% of the total fair value of the portfolio as of September 30, 2005 and September 30, 2004, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.58% as of September 30, 2005 compared with 4.76% at September 30, 2004.

Net Realized Investment Gains. Net realized investment gains in the three and nine months ended September 30, 2005 were $5.0 million and $6.0 million, respectively, compared to net realized gains of $7.4 million and $22.5 million for the three and nine months ended September 30, 2004, respectively. The following table details amounts included in net realized investment (losses) gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2005	2004	2005	2004
Net (losses) gains on securities sold or called	$(0.2)	$6.8	$1.1	$19.5
Other than temporary impairment on securities	(0.3)	—	(0.3)	—
Foreign exchange gains on investments	5.5	0.6	5.2	3.0

Net realized investment gains	$5.0	$7.4	$6.0	$22.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts. Net mark-to-market gains (losses) on credit derivative contracts for the three and nine months ended September 30, 2005 were $1.6 million and ($4.8) million, respectively, compared to net mark-to-market (losses) gains of ($0.3) million and $9.9 million in the three and nine months ended September 30, 2004, respectively. The change in estimated fair value of structured credit derivatives reflects net mark-to-market gains and losses due to changes in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives in the three and nine months ended September 30, 2005 and 2004.

Other Income (Loss). Other income (loss) for the three and nine months ended September 30, 2005 was $2.9 million and $6.2 million, respectively, compared to other income of $0.8 million and ($10.0) million for the three and nine months ended September 30, 2004, respectively. The nine months ended September 30, 2004 balance includes a mark-to-market loss on interest rate derivative contracts relating to Ambac’s medium-term funding conduit of $13.6 million. Included within other income (loss) are structuring fee revenues for the three and nine months ended September 30, 2005 which were approximately $0.3 million and $0.7 million, respectively, compared to $0.2 million and $1.3 million in the three and nine months ended September 30, 2004, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically are collected at close of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $13.3 million of deferred structuring fees included in “Other liabilities” on the Consolidated Balance Sheets as of September 30, 2005.

Loss and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2005 were $89.1 million and $134.3 million, respectively, compared to $17.7 million and $52.7 million for the three and nine months ended September 30, 2004, respectively. Loss and loss expenses for the third quarter of 2005 included $92.0 million primarily due to municipal exposures to the region impacted by Hurricane Katrina. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. Ambac has classified 35 individual obligations in the region with total net par outstanding of approximately $1.1 billion. To date, Ambac has paid three claims on obligations in the region, totaling approximately $2.0 million and has subsequently recovered the full amounts. In determining our loss estimate, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. Ambac’s estimate of losses related to the hurricane was made without regard to any potential federal, state or local government assistance to individual municipalities or institutions. The credit loss estimation process involves the exercise of considerable judgment. Due to the nature of the loss reserve estimate, Ambac’s ultimate loss associated with the hurricane may be materially different than the current estimate and thereby may affect future operating results. Ambac will continue to assess the impact of Hurricane Katrina on the fourth quarter and subsequent periods as more information becomes available to us. Ambac does not have material exposure to credits adversely affected by Hurricane Rita. Outside of the activity related to the hurricane, the remaining portfolio experienced slightly favorable credit migration during the quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide details of losses paid, net of recoveries received for the nine months ended September 30, 2005 and 2004 and gross case basis credit reserves at September 30, 2005 and December 31, 2004 by market sector:

(Dollars in millions)	September 30, 2005	September 30, 2004
Net losses paid (recovered):
Public Finance	$12.6	$19.7
Structured Finance	68.7	(10.1)
International Finance	2.8	2.0

Total	$84.1	$11.6

(Dollars in millions)	September 30, 2005	December 31, 2004
Gross case basis credit reserves:
Public Finance	$64.6	$47.0
Structured Finance	14.4	80.0
International Finance	5.0	6.3

Total	$84.0	$133.3

The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at September 30, 2005 and December 31, 2004.

(Dollars in millions)	September 30, 2005	December 31, 2004
Gross loss and loss expense reserves:
Case basis credit reserves(*)	$84.0	$133.3
Active credit reserves	204.8	120.8

Total	$288.8	$254.1

*	Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 6% at both September 30, 2005 and December 31, 2004.

Case basis credit reserves at September 30, 2005 and December 31, 2004 were comprised of 10 and 11 credits, respectively, with net par outstanding of $471.2 million and $661.4 million, respectively. Decreases to both the case basis credit reserves and the number of credits is primarily due to the settlement of all claims relating to an EETC transaction.

Reinsurance recoverables on case basis credit reserves were $1.1 million and $16.5 million at September 30, 2005 and December 31, 2004.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2005 and the year-ended December 31, 2004:

(Dollars in millions)	September 30, 2005	December 31, 2004
Beginning balance of net loss reserves	$237.5	$186.9
Additions to loss reserves	134.3	69.6
Losses paid	(111.4)	(55.3)
Recoveries of losses paid from reinsurers	22.6	2.7
Other recoveries, net of reinsurance	4.7	33.6

Ending balance of net loss reserves	$287.7	$237.5

At September 30, 2005, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $113.3 million. Related future payments are $4.8 million, $21.7 million, $9.5 million, $7.9 million and $8.0 million for the remainder of 2005, 2006, 2007, 2008 and 2009, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Active credit reserves were $204.8 million and $120.8 million at September 30, 2005 and December 31, 2004. Included in the calculation of active credit reserves at September 30, 2005 and December 31, 2004 was the consideration of $19.1 million and $17.9 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at September 30, 2005 and December 31, 2004 was comprised of 106 and 68 credits with net par outstanding of $8,291 million and $7,574 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by Hurricane Katrina.

The table below represents a breakout of Ambac’s Hurricane Katrina estimated losses as of September 30, 2005.

Ambac’s Loss Estimate Broken Out by Region

September 30, 2005 ($ millions)

Region	# of Issues	Net Par Outstanding	Total Loss Estimate
Louisiana	22	$869	$75
Mississippi/Alabama	13	226	17

Total	35	$1,095	$92

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2005 were $27.8 million and $89.9 million, respectively, an increase of 6% from $26.2 million in the three months ended September 30, 2004 and an increase of 11% from $81.3 million in the nine months ended September 30, 2004. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions.

The increase in gross underwriting and operating expenses for the three months ended September 30, 2005 is primarily attributable to higher premium taxes and for the nine months ended September 30, 2005 is primarily due to higher compensation costs and higher premium taxes. Compensation costs increased primarily due to the expensing of stock-based compensation (the annual grant of restricted stock units and stock options) received in January of 2005 by employees aged 55 and older and who are generally not required to perform future services to attain vesting rights, as per Ambac’s policy. Stock-based compensation for the three and nine months ended September 30, 2005 were $5.0 million and $23.3 million, respectively, compared to $5.0 million and $13.9 million for the three and nine months ended September 30, 2004, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, interest rate and currency swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed and structured finance issuers. The investment agreement business is managed with the goal of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

approximately matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal in the investment agreement business, derivative contracts are used for hedging purposes. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark to market gains or losses.

Revenues. Revenues for the three and nine months ended September 30, 2005 were $86.6 million and $257.6 million, an increase of 49% from $58.1 million in the three months ended September 30, 2004 and an increase of 45% from $177.3 million in the nine months ended September 30, 2004. The increase for the three months ended September 30, 2005 are primarily due to (i) higher investment and payment agreement revenues driven by spread improvement, (ii) net mark-to-market gains in the derivative products business primarily resulting from the decrease in the ratio of tax-exempt interest rates to taxable interest rates, and (iii) higher net realized investment gains. The increase for the nine months ended September 30, 2005 are primarily due to (i) higher mark-to-market gains on non-trading derivative contracts, (ii) higher investment and payment agreement revenues, partially offset by lower derivative product revenues. The increase in mark-to-market gains on non-trading derivative contracts relate almost entirely to economic hedges of long-term fixed rate investment agreement liabilities. The non-trading derivative contracts were highly effective economic hedges, but did not meet the technical requirements for hedge accounting under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. Of the $48.9 million net mark-to-market gain in the nine months ended September 30, 2005, $27.3 million relates to mark-to-market gains in the second quarter of 2005 primarily resulting from declining long-term interest rates during the period. These derivatives have been redesignated to meet the technical requirements of SFAS No. 133 as of July 1, 2005. It is expected that the mark-to-market of the derivatives and investment agreements will substantially offset each other in the income statement prospectively. Derivative product revenues decreased in the nine months ended September 30, 2005 primarily due to mark-to-market losses primarily resulting from the increase in the ratio of tax-exempt interest rates to taxable interest rates amounting to $0.6 million and $(0.1) million in the nine months ended September 30, 2005 and 2004, respectively. The net mark-to-market loss on total return swap contracts for the nine months ended September 30, 2005 was primarily due to spread widening on certain credits within the total return swap portfolio.

Expenses. Expenses for the three and nine months ended September 30, 2005 were $65.5 million and $180.9 million, respectively, up 45% from $45.1 million in the three months ended September 30, 2004 and up 34% from $135.5 million in the nine months ended September 30, 2004. The primary component of these expenses relate to interest from investment and payment agreements. The increases are primarily related to higher rates in floating rate investment agreements. The weighted-average rate on investment agreements was 4.08% and 3.23% for the three months ended September 30, 2005 and 2004, respectively.

Corporate Items

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and nine months ended September 30, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

were $3.5 million and $11.3 million, respectively, an increase of 30% from $2.7 million in the three months ended September 30, 2004 and an increase of 51% from $7.5 million in the nine months ended September 30, 2004, respectively. These increases are primarily due to expenses related to Ambac’s contingent capital facility of $1.2 million and $4.0 million for the three and nine months ended September 30, 2005. Prior period amounts were recorded directly in shareholders’ equity in the Consolidated Balance Sheet rather than in corporate operating expenses.

Income Taxes. Income taxes for the three and nine months ended September 30, 2005 were at an effective rate of 22.8% and 26.1%, respectively, compared to 25.0% and 25.6% for the three and nine months ended September 30, 2004, respectively. The decline in the third quarter 2005 effective tax rate as compared to the third quarter 2004 predominantly relates to a net release of tax reserves in the third quarter of 2005 as a result of the expiration of the statute of limitations on a prior tax year. The increase in the nine months ended September 30, 2005 effective tax rate as compared to the nine months ended September 30, 2004 relates predominantly to non-deductible premium expense associated with the contingent capital facility. Increases in state income taxes in the second quarter of 2005 due to mark-to market adjustments in the Financial Services segment were partially offset by the net reserve release in the third quarter of 2005.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings; and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may declare dividends, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15%. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2005 for payment of dividends by Ambac Assurance is approximately $320 million. Ambac Assurance received regulatory approval for the payment of dividends of $329.6 million on its common stock to Ambac during the second quarter of 2005; regulatory approval was necessary because the dividends exceeded the statutorily prescribed thresholds. Ambac Assurance paid dividends of $323.8 million on its common stock to Ambac during the first nine months of 2005. Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at September 30, 2005.

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

Credit Ratings and Collateral

Downgrades in Ambac Assurance’s triple-A financial strength rating would adversely affect Ambac’s ability to compete for business. Credit ratings are very important to the ability of financial institutions to compete in the financial guarantee, derivative and structured transaction market. In the event that Ambac Assurance is downgraded, Ambac may be required to post collateral to its investment agreement and derivative counterparties, introducing potential liquidity risk.

Ambac’s investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of September 30, 2005, approximately $4.7 billion, or 76%, of Ambac’s investment agreements relate to either fixed draw or contingent draw, floating rate investment agreements, which expose Ambac to little or no liquidity risk. Contingent draw floating rate investment agreements are sourced in the structured finance markets and will only permit a draw in the event that well-defined, observable events have occurred. Ambac considers these contingent draw events to be remote. The remaining portfolio of Ambac’s investment agreements approximating $1.5 billion at September 30, 2005 consists of fixed rate investment agreements, primarily relating to debt service reserve and construction funds in support of municipal bond transactions. Debt service reserve fund investment agreements may be drawn unexpectedly upon a payment

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

default by the municipal issuer. Ambac also considers these draw events to be remote. Construction fund investment agreements may be drawn faster or slower than anticipated when construction of the underlying municipal project does not proceed as expected. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

The financial services business executes a range of interest rate and cross-currency hedges to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac’s derivative subsidiary provides interest rate, cross currency and total return swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac’s derivatives subsidiary matches these hedges and other derivatives with large, investment grade commercial and investment banks as swap dealers and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceeds a predetermined threshold amount. Ambac has posted collateral of $84.6 million under these contracts at September 30, 2005. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $158.1 million under these contracts at September 30, 2005. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. On July 28, 2005, Ambac and its wholly-owned subsidiary, Ambac Assurance, as borrowers, entered into a $400 million five year unsecured, committed revolving credit facility (the “Credit Facility”) with Citibank, N. A., as administrative agent, The Bank of New York and KeyBank, National Association, as co-syndication agents, Citigroup Global Markets Inc. as the sole lead arranger and sole book runner, and certain other financial institutions, as lenders (the “Banks”). The Credit Facility expires on July 28, 2010.

The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date, which will occur on July 28, 2010. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to Citibank’s Base Rate and Applicable Margin (as defined in the Credit Facility), (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin (as defined in the Credit Facility) or (iii) a EURIBOR Rate (as defined in the Credit Facility). There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities and have no current intention to do so now or in the foreseeable future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholder’s equity equal to or greater than $2.76 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the first nine months of 2005 and 2004, Ambac Assurance paid put option fees of $4.0 million and $3.5 million, respectively. Put option fees are included as Corporate expenses for the three and nine months ended September 30, 2005 and recorded in adjusted paid-in capital on the Consolidated Balance Sheets for 2004 and prior.

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

Balance Sheet. Total assets as of September 30, 2005 were $19.06 billion, up 2% compared to total assets of $18.74 billion at December 31, 2004. The increase was primarily due to cash generated from business written during the period, offset by a decrease in unrealized gains in the investment portfolio driven by higher long-term interest rates and stock repurchases during the period. As of September 30, 2005, stockholders’ equity was $5.19 billion, a 3% increase from year-end 2004 stockholders’ equity of $5.02 billion. The increase stemmed primarily from net income during the period, partially offset by stock repurchases during the period and lower “Accumulated Other Comprehensive Income” driven by higher long-term interest rates.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2005 and December 31, 2004 were as follows:

	September 30, 2005		December 31, 2004
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$6,539.5	$6,814.2	$6,017.7	$6,352.2
Corporate obligations	537.6	565.4	632.3	673.8
Foreign obligations	210.1	218.4	217.0	237.9
U.S. government obligations	177.8	180.2	123.5	125.4
U.S. agency obligations	790.4	844.9	829.9	876.2
Mortgage and asset-backed securities	6,501.8	6,532.9	5,605.1	5,635.8
Short-term	175.1	175.1	521.2	521.2
Other	3.8	4.4	3.7	4.2

	14,936.1	15,335.5	13,950.4	14,426.7

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	383.5	376.9	345.2	341.7

Total	$15,319.6	$15,712.4	$14,295.6	$14,768.4

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at September 30, 2005 and December 31, 2004 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2005:
Government National Mortgage Association	$93.2	$6.5	$—	$99.7
Federal National Mortgage Association	700.4	324.4	—	1,024.8
Federal Home Loan Mortgage Corporation	291.6	323.7	—	615.3
Vendee Mortgage Trust	—	3.6	—	3.6

Total	$1,085.2	$658.2	$—	$1,743.4

December 31, 2004:
Government National Mortgage Association	$36.9	$13.2	$—	$50.1
Federal National Mortgage Association	724.2	508.8	—	1,233.0
Federal Home Loan Mortgage Corporation	271.3	415.7	—	687.0
Vendee Mortgage Trust	—	10.7	—	10.7

Total	$1,032.4	$948.4	$—	$1,980.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2005 and December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2005		December 31, 2004
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$958.8	$8.3	$114.2	$0.7
7 - 12 months	176.5	2.6	295.4	3.9
Greater than 12 months	251.9	6.4	124.6	2.8

	1,387.2	17.3	534.2	7.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	158.5	1.3	54.3	0.3
7 – 12 months	—	—	3.8	0.3
Greater than 12 months	17.4	7.6	33.8	3.2

	175.9	8.9	91.9	3.8

Foreign obligations in continuous unrealized loss for:
0 – 6 months	26.6	0.2	—	—
7 – 12 months	17.1	1.3	8.5	—
Greater than 12 months	—	—	57.0	0.4

	43.7	1.5	65.5	0.4

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	96.1	0.6	14.1	—
7 – 12 months	14.0	0.1	10.6	0.1
Greater than 12 months	3.3	—	—	—

	113.4	0.7	24.7	0.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	312.1	3.4	140.3	0.9
7 – 12 months	64.4	1.4	121.1	1.8
Greater than 12 months	18.6	0.9	29.9	1.6

	395.1	5.7	291.3	4.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,252.5	5.0	585.3	2.5
7 - 12 months	365.2	5.2	455.2	4.5
Greater than 12 months	766.5	14.4	613.7	8.4

	2,384.2	24.6	1,654.2	15.4

Other in continuous unrealized loss for:
0 – 6 months	—	—	0.1	—
7 - 12 months	—	—	—	—
Greater than 12 months	0.7	0.2	0.9	0.3

	0.7	0.2	1.0	0.3

Total	$4,500.2	$58.9	$2,662.8	$31.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were impairment write-downs of $0.7 million during the nine months ended September 30, 2005 and none during the nine months ended September 30, 2004. The remaining net realized investment gains in the nine months ended September 30, 2005 and 2004 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $8.93 billion and $8.66 billion at September 30, 2005 and December 31, 2004, respectively, and the Financial Services investment portfolio, at fair values of $6.77 billion and $6.07 billion at September 30, 2005 and December 31, 2004, respectively:

Rating (1) :

	Financial Guarantee	Financial Services	Combined
September 30, 2005:
AAA	83%	92%	87%
AA	12	2	8
A	1	4	2
BBB	<1	1	<1
Below investment grade	—	1	<1
Not Rated	4	—	3

	100%	100%	100%

December 31, 2004:
AAA	79%	90%	84%
AA	15	2	10
A	2	5	3
BBB	<1	3	1
Below investment grade	<1	<1	<1
Not Rated	4	—	2

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At September 30, 2005, securities with a total carrying value of $840.9 million representing 5% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98.5 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities.

Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows. Net cash provided by operating activities was $708.1 million and $712.4 million during the nine months ended September 30, 2005 and 2004, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash used in financing activities was $160.1 million and $492.8 million during the nine months ended September 30, 2005 and 2004, respectively. Financing activities for the nine months ended September 30, 2005 included purchases of treasury shares of $306.8 million, partially offset by $171.9 million in net investment and payment agreements issued (net of investment and payment agreement draws). Financing activities for the nine months ended September 30, 2004 included $433.4 million in net investment and payment agreement draws paid (net of investment and payment agreements issued). Financing activities for the nine months ended September 30, 2005 also included the redemption of long-term debt associated with VIEs of $105.5 million, partially offset by proceeds from the issuance of long-term debt associated with VIEs of $100.0 million.

Net cash used in investing activities was $539.5 million during the nine months ended September 30, 2005, of which $4,057.5 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $2,820.7 million. For the nine months ended September 30, 2004, $218.3 million was used in investing activities, of which $3,775.0 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $3,489.4 million.

Net cash provided by (used in) operating, investing and financing activities was $8.5 million and $1.3 million during the nine months ended September 30, 2005 and 2004, respectively.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 18,000,000 shares of Ambac’s Common Stock. The shares authorized for repurchase was increased by 6 million shares on May 3, 2005. Ambac will only repurchase shares of its common stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the first nine months of 2005 and shares available at September 30, 2005:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2005	—	$—	—	3,029,292
February 2005	5,063	$75.80	5,063	3,024,229
March 2005	4,353	$77.51	4,353	3,019,876

First quarter 2005	9,416	$76.59	9,416	3,019,876

April 2005	700,641	$66.99	700,641	2,319,235
May 2005	1,284,223	$68.49	1,284,223	7,035,012
June 2005	73,335	$71.01	73,335	6,961,677

Second quarter 2005	2,058,199	$68.07	2,058,199	6,961,677

July 2005	400,000	$71.27	400,000	6,561,677
August 2005	1,476,825	$70.10	1,476,825	5,084,852
September 2005	498,900	$67.94	498,900	4,585,952

Third quarter 2005	2,375,725	$69.84	2,375,725	4,585,952

(1)	All shares repurchased were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors which included the repurchase of 9,416 shares, 94,199 shares and 21,825 shares during the first, second and third quarters of 2005, respectively, for settling awards under Ambac’s long-term incentive plans.

From October 1, 2005 through November 4, 2005, Ambac has not repurchased shares under its stock repurchase program.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.10	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2005 and December 31, 2004 and for the periods ended September 30, 2005 and 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: November 9, 2005	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.10	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2005 and December 31, 2004 and for the periods ended September 30, 2005 and 2004.