Form 10-K
period 2005-12-31
AMBAC FINANCIAL GROUP INC
filed 2006-03-13
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-10777

Ambac Financial Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	13-3621676 (I.R.S. employer identification no.)

One State Street Plaza New York, New York (Address of principal executive offices)	10004 (Zip code)

(212) 668-0340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	New York Stock Exchange, Inc.
5.875% Debentures, Due March 24, 2103	New York Stock Exchange, Inc.
5.95% Debentures, Due February 28, 2103	New York Stock Exchange, Inc.
7% Debentures Due October 17, 2051	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2005 was $7,449,006,913 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $69.76). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 6, 2006, 105,524,792 shares of Common Stock, par value $0.01 per share, (net of 3,668,304 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of Ambac Financial Corp., Inc.’s Proxy Statement for its 2006 Annual Meeting of Stockholders scheduled to be held on May 2, 2006 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

Part I

Item 1.	Business.

INTRODUCTION

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac Financial Group was incorporated on April 29, 1991. Ambac Financial Group provides financial guarantees for public finance and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Through its financial services subsidiaries, Ambac Financial Group provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. Information about Ambac Financial Group is available through our website at www.ambac.com. In addition, our press releases and filings with the Securities and Exchange Commission (“SEC”) are available free of charge on the investor relations portion of our website.

Ambac Assurance and its subsidiary Ambac Assurance UK Limited, which serve the global capital markets, are primarily engaged in guaranteeing public finance and structured finance obligations. Ambac Assurance is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Financial guarantee insurance policies written by Ambac Assurance generally guarantee payment when due of the principal and interest on the guaranteed obligation. Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac Assurance has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”), Fitch, Inc. (“Fitch”) and Rating and Investment Information, Inc. (“R&I”). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and any reduction in these ratings could have a material adverse affect on Ambac Assurance’s ability to compete in the financial guarantee business. See “Rating Agencies” section below for further information.

Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in the form of structured credit derivatives. These structured credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is required to either (i) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation, (ii) make a payment equivalent to the difference between the par value and market value of the underlying obligation or (iii) make payments for the difference between the scheduled debt service payment due and the actual payment made by the issuer. Substantially all of Ambac’s structured credit derivative contracts relate to senior tranches of structured finance transactions and are partially hedged with various financial institutions or structured with first loss protection. Structured credit derivatives issued by Ambac Credit Products are insured by Ambac

Assurance. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about structured credit derivatives.

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

Ambac Financial Group’s investment agreement business, conducted through its subsidiary, Ambac Capital Funding, Inc., provides investment agreements primarily to municipalities and other public entities, issuers of structured finance obligations and international issuers. Investment agreements issued by Ambac Capital Funding are insured by Ambac Assurance. Investment agreements are primarily used by issuers to invest bond proceeds until the proceeds can be used for their intended purpose. See “Investment Agreement” section below for further information.

Ambac Financial Group provides interest rate and currency swaps through its subsidiary Ambac Financial Services, LLC, primarily to states, municipalities and their authorities, issuers of asset-backed securities and other entities in connection with their financings. Ambac Financial Group also enters into total return swaps with professional counterparties through its subsidiary Ambac Capital Services LLC. Total return swaps are generally used for fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. See “Derivative Products” section below for further information.

As a holding company, Ambac Financial Group is largely dependent on dividends from Ambac Assurance to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis—Liquidity and Capital Resources” located in Part II, Item 7 for further information.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Materials in this Annual Report on Form 10-K may contain information that includes or is based upon forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent management’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside our control. You can identify these statements by the fact that they do not relate strictly to historical or current facts and relate to future plan or objectives and results.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac Financial Group’s actual results may vary materially, and there are no guarantees about the performance of Ambac Financial Group’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United

States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirements or other criteria of rating agencies; (8) changes in accounting principles or practices that may impact Ambac Financial Group’s reported financial results; (9) the amount of reserves established for losses and loss expenses; (10) default of one or more of Ambac Assurance’s reinsurers; (11) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac Financial Group; (12) prepayment speeds on insured asset-backed securities and other factors that may influence the amount of installment premiums paid to Ambac Assurance; and (13) other risks and uncertainties that have not been identified at this time. Ambac Financial Group is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac Financial Group’s reports to the SEC.

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac Financial Group and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Financial guarantee insurance provides an unconditioned guarantee that protects the holder of a financial obligation against non-payment of principal and interest when due. Financial guarantee insurance is a form of credit enhancement that benefits both the issuer and the investor. Issuers benefit because their insured securities are sold with the highest available credit rating, resulting in interest cost savings and greater marketability. In addition, for complex financings and obligations of issuers that are not well known by investors, credit enhanced obligations receive greater market acceptance than obligations without credit enhancement. Investors benefit from greater marketability, secondary market price stability, active credit surveillance and protection from loss associated with issuer default. Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market.

In certain floating rate insured transactions, the issuer of insured securities is party to an interest rate swap that hedges their risk to interest rates effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the issuer’s obligations under both the insured securities and the derivative contract.

As an alternative to financial guarantee insurance, credit protection relating to a particular security or issuer can be provided through a credit derivative, such as a credit default swap. Under the terms of a credit default swap, the seller of credit protection makes a specified payment(s) to the buyer of credit protection upon the occurrence of one or more specified credit events with respect to a referenced obligation or entity.

Ambac Assurance guarantees obligations already carrying insurance from other monoline guarantors, with Ambac Assurance generally obligated to pay claims only upon a default by both the underlying obligor and the original financial guarantor.

Ambac Financial Group derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. Financial guarantee revenues were $1,324.5 million, $1,168.7 million, and $1,033.6 million in 2005, 2004, and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Pricing:

Ambac Assurance determines premium rates on the basis of the type of transaction and its assessment of the risk it is guaranteeing. Factors considered in pricing include term to maturity, structure of the issue and credit and market factors including security features and other credit enhancement features. Additionally, the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed bond issue is considered in the pricing process as well as the cost and the projected return to Ambac Assurance. The premium rate for a new issue also takes into account the benefits to be obtained by the issuer.

Overall, the business environment has become more competitive. Competition arises from both other insurers as well as other transaction execution (e.g. senior/subordinate structure). This increased competition has had a moderately adverse impact on pricing. See “Competition” section below for further information.

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

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume

1996	139.1	45.9	185.0	24.8	85.7	46.3
1997	160.3	60.2	220.5	27.3	107.5	48.8
1998	204.7	82.0	286.7	28.6	145.5	50.7
1999	189.3	38.3	227.6	16.8	105.6	46.4
2000	181.3	19.5	200.8	9.7	79.3	39.5
2001	223.5	64.7	288.2	22.4	134.4	46.6
2002	266.7	92.1	358.8	25.7	178.9	49.9
2003	288.7	95.0	383.7	24.8	190.7	49.7
2004	271.7	88.4	360.1	24.5	192.7	53.5
2005	275.9	130.2	406.1	32.1	228.4	56.2

Source:	Amounts, except for 2005, are reported by The Bond Buyer’s 2005 Yearbook. The 2005 amounts are Ambac Assurance estimates, compiled from Securities Data Company, Inc. and the Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

The foregoing table illustrates the changes in the total volume and insured volume of new issues of public finance bonds over the past ten years. Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers’ new money requirements. Volume since 2002 has exceeded historical levels as a result of the low interest rate environment and considerable infrastructure finance needs. Insured volume as a percentage of total volume (“insured penetration”), which had grown consistently from 1996 through 1998, declined during 1999 and 2000. The decline during 2000 is generally considered to have resulted from the combination of the relatively high credit quality of issues that came to market during the period and the firmness in premium pricing in the industry. During 2001 through 2005, the insured penetration has increased, largely the result of budget deficits experienced by municipalities and the corresponding flight to quality by investors.

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

Ambac Assurance also provides financial guarantees on public finance bonds outstanding in the secondary market that are typically purchased by an institution to hedge or facilitate the sale of bonds in its portfolio or inventory. The financial guarantee generally increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new public finance issues.

Ambac Assurance guaranteed gross par of $53.8 billion, $44.6 billion and $43.0 billion in 2005, 2004 and 2003, respectively, in the U.S. public finance market. Public Finance new business guaranteed represented 43%, 38% and 37% of total gross par guaranteed for 2005, 2004 and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further information.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2005:

(Dollars in Millions)	Ambac Ratings (1)		Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A		$2,136	0.4%
California Department of Water Resources, Power Supply	A		1,694	0.4%
MTA, NY, Transportation Revenue (Farebox)	A		1,684	0.4%
NYS Thruway Authority, Highway & Bridge Revenue	AA	-	1,464	0.3%
New Jersey Turnpike Authority Revenue	A		1,379	0.3%
New York City, NY—GO	A	+	1,322	0.3%
Washington State—GO	AA		1,289	0.3%
New Jersey Economic Development Authority—School Facilities Construction	A	+	1,137	0.2%
New Jersey Transportation Trust Fund Authority—Transportation System	A	+	1,122	0.2%
South Carolina Transportation Infrastructure Bank Revenue	A	-	1,092	0.2%

Total			$14,319	3.0%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

U.S. Structured Finance and Asset-backed Market

Financial guarantees of securities in the U.S. structured finance and asset-backed market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of financial or cash flow generating assets. This pool of assets has an identifiable cash flow or market value and is generally held by a special purpose entity. Structured finance and asset-backed obligations insured by Ambac Assurance generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb the expected losses in these transactions.

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, auto loans, student loans, credit card debt, leases, commercial asset-backed securities and pooled debt obligations originated in the United States (“Structured Finance”). Included within the commercial asset-backed sector are securitizations of operating assets, including aircraft, rental car fleets, and rail cars, as well as film and publishing royalties.

Structured finance includes credit enhancement for asset-backed commercial paper conduits (“conduits”). Conduits are used by issuers to efficiently fund assets in the short-term commercial paper market. Typically sponsored by financial institutions, the conduits usually purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. The typical conduit structure provides Ambac with significant credit protection prior to a claim on Ambac’s insurance policy. A conduit requires program-wide credit enhancement as one of several elements needed to support the conduit’s credit rating for the structure, of which Ambac provides a senior portion.

Structured Finance also includes the credit enhancement of pooled debt obligations, including structured credit derivatives. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). The transaction structure provides certain financial protection to Ambac Assurance. This financial protection can take several forms, however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (e.g., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses. A subordinated layer of losses is either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the financial assets generate cash flow in the form of interest that is in excess of the interest payments on the related debt.

Unlike the public finance market in which a substantial portion of the deals is bid competitively by the financial guarantors, the structured and asset-backed market is often a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure once having been awarded the business.

The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues and private placements. The increasing array of classes of assets securitized or guaranteed, and the ongoing rapid changes to the market, makes estimating the aggregate size of the market that we participate in difficult.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. Structured finance and asset-backed premiums can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

Ambac Assurance guaranteed gross par of $58.8 billion, $53.4 billion and $50.2 billion in 2005, 2004 and 2003, respectively, in the U.S. structured finance and asset-backed market. U. S. Structured Finance new business guaranteed represents 47%, 45% and 44% of total gross par guaranteed for 2005, 2004 and 2003, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2005:

($ in Millions)	Ambac Rating (1)		Net Par Outstanding	% of Total Net Par Outstanding
Private Structured Finance Pool	AA		$2,767	0.6%
Countrywide Revolving Home Equity Loan Trust 2005—F	BBB	+	2,499	0.5%
Cendant Rental Car Funding	BBB		2,415	0.5%
Iowa Student Loan Liquidity Corporation Revenue Bonds	A		1,900	0.4%
Hertz Vehicle Financing, LLC Series 2005-2	BBB		1,847	0.4%
Michigan Higher Education Student Loan Authority	AA		1,759	0.4%
Private Structured Finance Pool	AAA		1,644	0.3%
Vermont Student Assistance Corporation Revenue Bonds	A		1,596	0.3%
ARG Rental Car Funding Corporation	BBB		1,384	0.3%
Synthetic RMBS	AAA		1,375	0.3%

Total			$19,186	4.0%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

International Finance Market

Outside of the United States, structured finance and asset-backed issuers, utilities, sovereign and sub-sovereign issuers, and other issuers have used financial guarantee products, particularly in markets throughout Western Europe. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting investors in such projects to seek the security of financial guarantee products. These privatization efforts are currently being initiated in most other European countries as well. In Western Europe and the emerging markets, interest in asset-backed securitization is expanding.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied as a result of the relative sophistication of the local capital markets and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance UK Limited, insures a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, pooled debt obligations (including structured credit derivatives), utility obligations, whole company securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations.

Ambac Assurance’s strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on top tier future flow transactions (structured transactions secured by U.S. Dollar cash flows generated from exports or payment remittances) and pooled debt obligations.

Ambac UK, which is authorized and regulated in the United Kingdom to provide certain classes of general financial guarantees (and is also authorized to conduct business throughout much of the

European Union), has been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and the European Union. In February 2005, Ambac UK established a branch office in Milan, Italy. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance, which support its triple-A ratings.

Ambac Assurance is party to an alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”). Although the development of the Japanese securitization market has been slow, we believe that this alliance is competitively positioned for future growth.

While there is evidence that the volume of international structured finance transactions has increased in the recent past, unlike the U.S. public finance and domestic asset-backed markets, there are few statistics that effectively track aggregate volumes in the global markets. There are several reasons for this, including the small relative size of individual markets, different currencies, the varied nature of the deals coming to market, the early stages of development of certain asset classes and the fact that many international deals are privately placed.

Premiums for international finance policies are based on a percentage of either principal or principal and interest insured. The timing of the collection of international finance premiums varies among individual transactions; some are collected in a single payment at policy inception date and others are collected periodically (e.g., monthly, quarterly or annually).

Ambac Assurance guaranteed gross par of $12.7 billion, $20.1 billion and $22.1 billion in 2005, 2004 and 2003, respectively, in the international market. International Finance new business guaranteed represented 10%, 17% and 19% of total gross par guaranteed for 2005, 2004 and 2003 respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2005:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Synthetic CDO—IG Corporate Pool	AAA	$2,415	0.5%
Synthetic CDO—IG Corporate Pool	AA-	2,127	0.4
RMAC Mortgage Services Limited 2004-NSP2	A-	2,089	0.4
Synthetic CDO—IG Corporate Pool	AAA	2,015	0.4
Synthetic CDO—IG Corporate Pool	AAA	1,577	0.3
Mitchells & Butlers Finance plc-UK Pub Securitisation	A	1,468	0.3
Synthetic RMBS	AAA	1,203	0.3
Telereal Securitisation plc	AA	1,139	0.2
Synthetic CDO—IG Corporate Pool	AAA	1,118	0.2
Synthetic RMBS	AAA	1,095	0.2

Total		$16,246	3.2%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. They are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

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

Ambac Financial Group has a Transaction Standards Committee which evaluates the suitability of transactions and products for Ambac participation with particular emphasis on potential legal, accounting, regulatory and/or reputation risks.

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur and it is Ambac Assurance’s policy to provide for loss reserves on non-derivative insurance policies that are adequate to cover probable and estimable losses. For derivative insurance policies and structured credit derivatives, changes in fair value are reflected currently in net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 6 of Notes to Consolidated Financial Statements, located in Part II, Items 7 and 8, respectively, for further information.

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

Members of Ambac Assurance’s underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and a credit officer. The number of additional approvals required for a particular credit depends in part on Ambac Assurance’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. Ambac Assurance has three established credit committees comprised of senior credit officers, credit and market risk managers and attorneys. All large, complex or new types of credits recommended by the underwriting group, must be formally presented to the credit committee for approval. For certain issues, the primary analyst’s recommendation must be approved by a concurring analyst and credit officer and need not be formally presented to the credit committee for approval.

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

Structured Finance Underwriting:

Structured finance and asset-backed obligations generally entail three forms of risks: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provides protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, standards and procedures.

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

Structured and asset-backed securities are usually designed to protect the investors, and therefore the guarantor, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. Other issues include whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings.

Ambac manages servicer execution risk for its structured finance exposures in several ways. In connection with the initial decision to guarantee, Ambac Assurance analyzes the capitalization and credit quality, the experience and financial strength of the servicer of the underlying assets. Thereafter, Ambac monitors the performance of transaction servicers through a combination of (i) on-site servicer reviews; (ii) annual compliance certificates received from servicer management; (iii) independent rating agency information and (iv) a review of servicer financial information. On-site servicer reviews typically include a review of the collection, default management and quality control processes. Where appropriate, a third-party, such as an independent audit firm, may perform the review. In addition, Ambac may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

A significant portion of Ambac Assurance’s structured finance exposures relate to the mortgage-backed and home equity loan market and as such, Ambac Assurance seeks to work with high quality, well-capitalized issuers and servicers. The issuers typically originate or purchase residential mortgages, home equity loans or home equity lines of credit, which are in turn sold by the issuers in the form of asset-backed securities.

The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

($ in Millions)	Asset Class	Net Par Outstanding
Servicer:
Countrywide Home Loans.	Mortgage-backed	$16,100
RFC—Homecomings Financial	Mortgage-backed	7,416
HomeLoan Management Ltd.	Mortgage-backed	5,485
Nelnet	Student loans	4,747
Chevy Chase Bank, F.S.B.	Mortgage-backed	4,273

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

Geographically, the international markets that Ambac Assurance focuses on have been the United Kingdom, Australia, Italy, Japan, and certain emerging market countries. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled debt obligations, mortgage and asset-backed securities, special revenue and infrastructure obligations. Management believes that the risk associated with its international book of business is similar to its domestic structured finance book of business. In fact, international transactions may include significant components of domestic exposure.

Surveillance and Remediation:

The Surveillance Group is responsible for monitoring outstanding financial guarantee exposures. Active surveillance enables Ambac Assurance’s Surveillance Group to track single credit migration or industry credit trends. Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon the risk inherent in the nature of the credits. The focus of the surveillance review is to determine credit trends and recommend appropriate classifications, ratings and review periods. The Surveillance Group also focuses on loss mitigation by recommending appropriate actions to minimize Ambac Assurance’s exposure to potential loss. Surveillance analysts and other credit professionals review the financial guarantee portfolio for concentrations of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue. The separate underwriting groups are also responsible for portfolio analysis which entails a broader examination of trends in specific asset classes and bond types.

Surveillance of the credit quality of underlying reference obligations in the structured credit derivatives portfolio is performed on a regular basis. Credit spreads, which act as a measure of the market’s perception of an issuer’s credit quality, are monitored to identify potential problems. In addition, published credit ratings and current news reports are monitored regularly.

Those issues that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team and reported to management and Ambac Financial Group’s Board of Directors by preparation of an adversely classified credit listing. Relevant information, along with the schedule of corrective actions, is reviewed in the regular remedial credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also review the credits underlying Ambac Assurance’s financial guarantees and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimated that the average life of its guarantees on par in force at December 31, 2005 is 12 years. The 12 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2005, the total net par amount of guaranteed bonds outstanding was $479.1 billion. See Note 15 of Notes to Consolidated Financial Statements, located in Part II, Item 8 for further information.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2005.

Guaranteed Portfolio by Bond Type

as of December 31, 2005 (1)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
U.S. Public Finance:
Lease and tax-backed revenue	$82,589	17%
General obligation	57,982	12
Utility revenue	36,872	8
Health care revenue	27,143	6
Transportation revenue	23,718	5
Higher education	20,054	4
Housing revenue	10,152	2
Other	5,556	1

Total U.S. Public Finance	264,066	55

U.S. Structured Finance:
Mortgage-backed and home equity	49,457	10
Asset-backed and conduits	32,505	7
Pooled debt obligations	22,391	5
Student loans	16,538	4
Investor-owned utilities	16,398	3
Other	7,063	1

Total U.S. Structured Finance	144,352	30

Total Domestic	408,418	85

International Finance (2):
Pooled debt obligations	23,507	5
Asset-backed and conduits	15,355	3
Mortgage-backed and home equity	14,627	3
Investor-owned and public utilities	8,052	2
Transportation revenue	4,951	1
Sovereign/sub-sovereign	3,506	1
Other	669	0

Total International Finance	70,667	15

Grand Total	$479,085	100%

(1)	Includes $43,712 of structured credit derivatives at December 31, 2005.
(2)	International Finance transactions includes significant components of domestic exposure.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million. However, U.S. structured finance and international finance transactions generally involve larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2005, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2005

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
			($ in Millions)
Less than $10 million	8,465	53%	$29,557	6%
$10-25 million	3,266	20	40,961	9
$25-50 million	1,680	11	47,682	10
Greater than $50 million	2,621	16	360,885	75

	16,032	100%	$479,085	100%

Geographic Area

Ambac Assurance and its subsidiary, Ambac UK, are licensed to write business in the U.S. and abroad. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2005:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)

Domestic:
California	$50,412	10%
New York	32,866	7
Florida	21,165	4
Texas	17,220	3
Pennsylvania	13,413	3
New Jersey	13,222	3
Illinois	12,339	3
Massachusetts	9,204	2
Ohio	8,643	2
Michigan	7,657	1
Mortgage and asset-backed	81,962	17
Other states	140,315	30

Total Domestic	408,418	85

International:
United Kingdom	22,761	5
Germany	5,895	1
Australia	5,139	1
Japan	4,274	1
Italy	1,843	—
Internationally diversified	22,874	5
Other international	7,881	2

Total International	70,667	15

Grand Total	$479,085	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified is primarily made up of pooled debt obligations which include significant components of domestic exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2005:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts in Millions)
U.S. Dollars	429,289	$429,289
Euros	20,125	23,803
British Pounds	10,828	18,614
Australian Dollars	6,134	4,694
Japanese Yen	225,409	1,910
Other	674	775

Total		$479,085

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. The highest single insured risk represented less than 1.0% of the aggregate net par amount insured. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See “Insurance Regulatory Matters” and “Rating Agencies,” sections.

Competition

The financial guarantee business is highly competitive. Ambac Assurance faces competition from both other financial guarantors and alternative forms of credit enhancement. Accordingly, each transaction Ambac proposes to insure may compete against an alternative execution, e.g. credit derivatives, letters of credit or structures that do not employ third-party credit enhancement, including senior/subordinated structures. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, or if the issuer is unwilling to accept the insurer’s terms and conditions for insurance, the issuer will generally choose to issue bonds without credit enhancement. Credit spreads are a significant factor in the issuer’s determination of whether or not to seek credit enhancement. Credit spreads represent the difference in interest cost for issuers between their projected or actual borrowing rate compared to a benchmark rate (such as U.S. Treasuries). As an issuers’ credit rating rises, the likelihood that the issuer will choose to issue bonds without credit enhancement increases.

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

The principal competitive factors among the financial guarantors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) the financial strength of the guarantor; and (iv) the quality of service provided to issuers, investors and other clients of the issuer. With respect to each of these competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

Senior/subordinated structures in the mortgage-backed sector reduced the number of transactions available for insurance. As a result of the tight credit spreads noted above, opportunities in the pooled debt obligation market have also decreased significantly, adversely impacting Ambac’s growth in the market. Competitive and credit trends such as the ones we are currently experiencing in mortgage-backed securities and international pooled debt obligations are usually cyclical and a normal part of Ambac’s business.

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain triple-A financial strength ratings by the rating agencies. These capital requirements may deter other companies from entering the market. However, there can be no assurance that these capital requirements will deter potential competitors from entering the business. Additionally, the market may increasingly accept guarantees by double–A or lower rated insurers, who have less stringent capital requirements. Under New York law, a monoline financial guarantee insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Reinsurance

Ambac Assurance uses reinsurance to diversify risk, increase underwriting capacity, manage capital needs, stabilize shareholder returns and strengthen financial ratios. Ambac Assurance has treaty and facultative reinsurance agreements with reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s current reinsurance program includes a surplus share treaty that allows Ambac Assurance to secure reinsurance on most insured transactions. Treaties provide coverage for the full term of the policies reinsured during the annual treaty period. Additionally, Ambac Assurance utilizes facultative reinsurance arrangements, when needed, for large transactions or if reinsurance is needed beyond capacity provided by the surplus share treaty. For both the treaty and facultative reinsurance agreements, upon the financial deterioration of the reinsurer and the occurrence of certain other events, Ambac Assurance has the right to recapture the business reinsured. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The largest reinsurer accounted for 1.6% of gross par outstanding at December 31, 2005. See Note 15 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2005:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2005

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ In Millions)
U.S. Public Finance:
Lease and tax-backed	$5,763	6.5%
General obligation	1,930	3.2
Utility revenue	2,908	7.3
Health care revenue	5,912	17.9
Transportation revenue	3,104	11.6
Higher education	1,262	5.9
Housing revenue	246	2.4
Other	161	2.8

Total U.S. Public Finance	21,286	7.5

U.S. Structured Finance:
Mortgage-backed and home equity	2,186	4.2
Asset-backed and conduits	4,646	12.5
Pooled debt obligations	644	2.8
Student loan	848	4.9
Investor-owned utilities	3,075	15.8
Other	875	11.0

Total U.S. Structured Finance	12,274	7.8

Total Domestic	33,560	7.6

International Finance:
Pooled debt obligations	304	1.3
Asset-backed and conduits	3,393	18.1
Mortgage-backed and home equity	407	2.7
Investor-owned and public utilities	3,952	32.9
Transportation revenue	1,032	17.2
Sovereign/sub-sovereign	1,041	22.9
Other	473	41.4

Total International Finance	10,602	13.0

Grand Total	$44,162	8.4%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. For the purposes of determining the financial strength of Ambac Assurance, the rating agencies allow Ambac Assurance “credit” for reinsurance based on the reinsurer’s financial strength ratings. For Ambac Assurance, rated AAA by S&P, 100% credit is allowed for AAA reinsurance and

65% to 70% credit is allowed for AA reinsurance. In recent years, a number of Ambac Assurance’s reinsurers have been downgraded from AAA to AA. While new contractual agreements may compensate in part for such downgrades, the effect of such downgrades, in general, is to decrease the financial benefits of using reinsurance under rating agency capital models. Ambac Assurance’s current primary reinsurers are Ace Guaranty Corporation, Assured Guaranty Reinsurance International, Ltd., Financial Security Assurance, Inc., MBIA, Radian Reinsurance Inc., Ram Reinsurance Company, Ltd. and Sompo Japan. See financial strength ratings of reinsurers located in the Ceded Premiums Written section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7.

Rating Agencies

Moody’s, S&P, Fitch and R&I periodically review Ambac Assurance’s business and financial condition, focusing on underwriting policies and procedures and the quality of the obligations insured. The rating agencies generally publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by Ambac Assurance, as well as the reinsurers and other providers of capital support to Ambac Assurance, to confirm that Ambac Assurance continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain Ambac Assurance’s Triple-A rating. Ambac Assurance’s ability to compete with other Triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

Financial factors considered by the rating agencies in assessing capital adequacy include:

•	capital charges or other assessments of credit risks for Ambac Assurance’s insured portfolio;

•	the quality of Ambac Assurance’s investment portfolio;

•	the credit quality of Ambac Assurance’s reinsurers;

•	credit lines and other capital support arrangements;

•	premium revenues expected to be generated from outstanding policies;

•	anticipated future new business originations; and

•	future losses under rating agency stress scenarios.

Ambac Assurance’s ratings have been periodically affirmed by each of the rating agencies and have never been revised downward or put on credit watch or review for a possible downgrade. Moody’s, S&P, Fitch and R&I’s ratings were last reaffirmed in 2005. A rating by Moody’s, S&P, Fitch or R&I is not a “market rating” or a recommendation to buy, hold or sell any security.

Insurance Regulatory Matters

General Law

United States of America:

Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of

Guam and the U.S. Virgin Islands. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, and file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length. Ambac Assurance is required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and if required, each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance’s accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the “Wisconsin Commissioner”) and other state insurance regulatory authorities. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

United Kingdom:

Ambac UK is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer insurance services in thirteen other European Union (“EU”) countries. EU directives allow Ambac UK to conduct business in EU states other than the United Kingdom in compliance with the scope of permission granted these companies by the Financial Services Authority (“FSA”) without the necessity of additional licensing or authorization in other EU jurisdictions.

Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, is licensed in the United Kingdom to transact credit derivatives, as well as act as agent for Ambac Credit Products LLP and Ambac Capital Funding. Ambac Credit Products Limited is currently able to offer services in two other EU countries.

Ambac UK and Ambac Credit Products Limited are each subject to regulation by the FSA in the conduct of their business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU directives binding on all EU member states.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. The FSA also requires that

Ambac UK calculate and share with the FSA its “enhanced capital requirement” based on risk-weightings applied to assets held and lines of business written. This enhanced capital requirement is not yet a legally-binding requirement but is required to form the basis of Ambac UK’s individual capital assessment which is then discussed with the FSA. It is currently not expected that the enhanced capital requirement will become legally binding before 2007. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. The test at the ultimate parent company level will become a legally-binding capital requirement at December 31, 2006.

Ambac Financial Group believes that Ambac Assurance and Ambac UK are in compliance with all applicable insurance laws and regulations.

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

Pursuant to these laws, FMR Corporation obtained approval from the Wisconsin Commissioner to acquire greater than 10% of Ambac Financial Group’s common stock. As of December 31, 2005, their percentage of ownership was approximately 12.54%. In their request for approval from the Wisconsin Commissioner, FMR Corporation disclaimed any present intent to exercise control over Ambac Financial Group or Ambac Assurance or to control or attempt to control the management of operations of Ambac Financial Group or Ambac Assurance.

The Wisconsin insurance holding company laws also require prior approval by the Wisconsin Commissioner of certain transactions between Ambac Assurance and companies affiliated with Ambac Assurance.

Dividend Restrictions

Wisconsin:

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance may declare dividends, subject to restrictions in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to Ambac (other than stock dividends) must be reported to the Wisconsin Commissioner. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the Wisconsin Commissioner. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year;

or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without approval from the Wisconsin Insurance Commissioner. During 2005, Ambac Assurance received regulatory approval for the payment of dividends because the dividends exceeded the statutorily prescribed threshold.

During 2005, 2004 and 2003, Ambac Assurance paid to Ambac Financial Group cash dividends on its common stock totaling $353.4 million, $103.0 million and $89.6 million, respectively. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

United Kingdom:

U.K. law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s capital requirements may in practice act as a restriction on dividends.

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

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2005 and 2004, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2005 and 2004, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital. As of December 31, 2005 and 2004, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

Ambac Financial Group’s Financial Services segment provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, asset-backed and structured finance issuers.

Financial services revenues are primarily derived from: (i) gross investment income; (ii) net swap revenues; and (iii) net realized gains and losses on sales of securities. Total revenues were $333.9 million, $236.3 million, and $231.4 million in 2005, 2004 and 2003, respectively.

The principal competitive factors among providers of financial service products that Ambac Financial Group offers are: (1) pricing of contracts; (2) investment returns; (3) the financial strength of the provider (including credit enhancements); (4) the ability to provide services tailored to customers’ needs; and (5) the quality of service provided to customers. With respect to each of these competitive factors, Ambac Financial Group believes that it is on equal footing with its principal competitors.

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

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See “Management’s Discussion and Analysis—Risk Management” located in Part II, Item 7 for further information. Ambac Capital Funding is managed with the goal of matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts are used.

A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is mitigated by provisions in certain of the investment agreements that limit a counterparty’s ability to draw on the funds and by risk management procedures that require the regular re-evaluation and re-projection of draw down schedules. See “Liquidity and Capital Resources” section located in Part II, Item 7 for a discussion on the impact of a ratings downgrade on Ambac Assurance. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Based upon management’s projections, Ambac Capital Funding maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

Ambac Capital Funding may use interest rate and currency swap contracts as part of its overall cash flow risk management. Interest rate swap contracts are agreements where Ambac Capital Funding agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount. Currency swap contracts are agreements where Ambac Capital Funding agrees with other parties to exchange foreign currency denominated cash flows for USD denominated cash flows calculated by reference to an agreed upon notional amount.

See Note 8 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Ambac Securities principal business is to serve as the placement agent and dealer for securities issued by Ambac Capital Funding in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and with certain states that require such registration, and it is a member of the National Association of Securities Dealers, Inc. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2005, Ambac Securities had net capital, as adjusted, of approximately $0.6 million, which was $0.5 million in excess of its required net capital of $100 thousand. The net capital ratio was 0.04 to 1.0.

Derivative Products

The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses. A portion of these municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac Financial Group against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations that meet Ambac Assurance’s credit underwriting criteria.

Ambac Financial Services and Ambac Capital Services manage a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Management’s Discussion and Analysis—Risk Management” located in Part II, Item 7 for further information.

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from Ambac Financial Group, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2005, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. See Notes 2 and 10 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Investments and Investment Policy

As of December 31, 2005, the consolidated investments of Ambac Financial Group had an aggregate fair value of approximately $16.0 billion and an aggregate amortized cost of approximately $15.6 billion. These investments are managed internally by officers of Ambac Financial Group, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and holding period, and are periodically reviewed and revised as appropriate.

Pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” Ambac Financial Group has designated all investments as “available-for-sale” and reports them at fair value. Unrealized gains and losses considered temporary are excluded from earnings and reported as a component of “Accumulated Other Comprehensive Income” in stockholders’ equity, net of tax. Unrealized losses that are considered other than temporary are recorded as a write down of the asset and are included in net income.

As of December 31, 2005, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $9.3 billion and an aggregate amortized cost of approximately $9.1 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return. This policy takes into consideration Ambac Assurance’s desire for both current income and long-term capital growth. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters—General Law,” section above.

As of December 31, 2005, the Financial Services investment portfolio had an aggregate fair value of approximately $6.6 billion and an aggregate amortized cost of approximately $6.5 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return on equity, subject to minimum average quality rating of AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity risk. For further discussion, see “Investment Agreements,” section above.

The following tables provide certain information concerning the investments of Ambac Financial Group:

Summary of Investments

As of December 31,

	2005		2004		2003
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Long-term investments:
Taxable bonds	$8,836,854	4.84%	$8,114,307	3.83%	$8,155,342	5.07%
Tax-exempt bonds	6,658,322	4.61	6,128,653	4.75	5,555,299	5.00

Total long-term investments	15,495,176	4.74	14,242,960	4.22	13,710,641	5.05
Short-term investments (2)	472,034	3.74	521,226	2.16	250,382	1.05
Other	14,173	—	4,234	—	4,417	—

Total	$15,981,383	4.71%	$14,768,420	4.14%	$13,965,440	4.97%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Investments by Security Type

As of December 31,

	2005		2004		2003
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Municipal obligations (2)	$6,896,354	4.67%	$6,352,190	4.81%	$5,734,046	5.05%
Corporate securities	556,239	6.08	673,783	5.55	1,086,231	5.84
Foreign obligations	206,744	4.58	237,873	4.71	177,179	5.54
U.S. government obligations	184,465	4.21	125,321	4.18	102,212	4.16
U.S. agency obligations	946,430	5.06	876,242	4.76	647,652	5.06
Mortgage and asset-backed securities	6,704,944	4.68	5,977,551	3.38	5,963,321	4.89

Total long-term investments	15,495,176	4.74	14,242,960	4.22	13,710,641	5.04
Short-term investments (2)	472,034	3.74	521,226	2.16	250,382	1.05
Other	14,173	—	4,234	—	4,417	—

Total	$15,981,383	4.71%	$14,768,420	4.14%	$13,965,440	4.97%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

See Note 2 and 3 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Employees

As of December 31, 2005, Ambac Financial Group and its subsidiaries had 354 employees. None of the employees are covered by collective bargaining agreements. Ambac Financial Group considers its employee relations to be satisfactory.

Corporate Governance

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac Financial Group’s disclosure control and procedures and internal control over financial reporting.

Ambac Financial Group’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac Financial Group in connection with its external disclosures. Ambac Financial Group has a Code of Business Conduct that expresses the values that drive employee behavior and maintains Ambac Financial Group’s commitment to the highest standards of conduct. This code can be found on Ambac Financial Group’s website at www.ambac.com by clicking on the “Investor Relations” page followed by “Corporate Governance”. Ambac Financial Group’s corporate governance guideline and the charters for the audit and risk assessment committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 1A. Risk Factors.

In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. A discussion of the policies and procedures used to identify, assess and manage certain risks is set forth under Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Report. Our business, financial condition, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial individually may also adversely affect our business, financial condition, or results of operations.

A downgrade of the financial strength rating of Ambac Assurance and/or Ambac UK would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Our insurance companies currently have triple A financial strength ratings from Moody’s Investors Service, Inc., Standard & Poor’s Rating Services, Fitch Inc. and Rating and Investment Information, Inc. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

The ratings assigned by Moody’s, S&P, Fitch and R&I to us are subject to periodic review and may be downgraded by one or more rating agencies as a result of: changes in the views of the rating agencies, adverse developments in our financial condition or results of operations due to underwriting or investment losses. Moody’s, S&P, Fitch and R&I’s ratings were reaffirmed in 2005.

Any downgrade in our financial strength rating, or the placement of our financial strength rating on negative credit watch, would have a material adverse effect on our competitive position and our prospects for future business opportunities, particularly if our competitors in the financial guarantee industry were not downgraded or placed on credit watch. In addition, a downgrade of our financial strength ratings below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. In the event that Ambac Assurance was downgraded, we also may be required to post collateral to our investment agreement and derivative counterparties, introducing liquidity risk. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases, we are permitted to post collateral or otherwise enhance our credit, prior to an actual draw on the investment agreement. Our results of operations and financial condition would be materially adversely affected by any reduction in its ratings. See Item 1 “Business—Rating Agencies” and Item 7 “Management’s Discussion and Analysis-Credit Ratings and Collateral” for further information.

A downgrade of our long term credit ratings would adversely affect our liquidity and increase our borrowing costs.

Ambac Financial Group’s long term debt is rated “AA” by S&P and Fitch and “Aa” by Moody’s. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors and could be adversely affected by a deterioration of our long-term debt ratings. Long-term debt ratings are influenced by a number of factors. These include, but are not limited to: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from Ambac Assurance and our competitive position. Material deterioration in any one or a combination of these factors could result in a downgrade of our credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Moreover, if our need for capital arises because of significant sudden losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

We are subject to credit risk throughout our businesses, including large single risks and correlated risks.

We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure or other reasons. These credit risks could cause increased losses and loss reserves and mark-to-market losses with respect to credit derivatives in our financial guarantee business; we could be required by the rating agencies to hold additional capital against insured exposures which have been downgraded by the rating agencies; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

General economic conditions can adversely affect our business results and prospects.

Changes in general economic conditions can impact our business. Recessions; increases in corporate, municipal and/or consumer bankruptcies; changes in interest rate levels; changes in domestic and international law, including tax laws; wars; and terrorist acts could adversely affect the performance of our insured portfolio and our investment portfolio, e.g. leading to increases in losses and loss reserves in our insured portfolio and decreases in the value of our investment portfolio and, therefore, our financial strength. Furthermore, reduction in the volume of capital markets transactions; levels of competition; and changes in investor perception of credit risk could adversely impact the volume and pricing of financial guarantee insurance transactions and therefore adversely impact our business prospects.

Changes in prevailing interest rate levels could adversely impact our business results and prospects.

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on consumer asset-backed transactions in our insured portfolio; (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

Decreases in prevailing interest rate levels can adversely affect the demand for, and pricing of, financial guarantee insurance, since lower absolute interest rates reduce credit spreads and, therefore, the savings realized by issuers by using our core product. Additionally, decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis, thus reducing premium earned in respect of these transactions. Decreases in prevailing interest rates would also reduce investment income.

The financial guarantee business is highly competitive.

The financial guarantee business is highly competitive and we expect it to remain so in the near future. We face competition from both other financial guarantors and alternatives to third-party credit enhancement. Such alternatives include bank financing, senior/subordinated securitization structures, letters of credit, guarantees and credit derivatives provided primarily by foreign and domestic banks. See Item 1 “Business—Competition” for further information.

In addition, our performance is largely dependent on the talents and efforts of highly skilled individuals. Over the past few years, there has been increased competition in the financial guarantee business for qualified employees. Our business could be adversely affected if we are unable to attract new employees and retain and motivate our existing employees.

Adequate capital support may not be available.

Financial guarantee insurers, including Ambac Assurance, typically rely on providers of lines of credit, credit swap facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital”. The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guarantee insurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure that an acceptable replacement provider would be available in that event. Reductions by the rating agencies in the amount of capital credit that we receive in respect of soft capital facilities would require us to procure additional soft capital.

Our holding company structure and certain regulatory and other constraints could affect our ability to pay dividends and make other payments.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to pay dividends on our capital stock, to pay principal and interest on our indebtedness, to pay our operating expenses, to purchase our common stock in the open market and to make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the declaration and payment of dividends and the making of distributions by Ambac Assurance, unless certain regulatory requirements are met. The inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt or have a material adverse effect on our operations. See Item 1 “Business—Wisconsin Dividend Restrictions” for further information.

Our risk management policies and practices may not anticipate unforeseen risks and/or the magnitude of potential for loss as the result of foreseen risks.

As described in “Item 1 Business—Risk Management”, we have established underwriting policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. These policies and practices are based in part on models reflecting historical factors, e.g. default rates and severity of loss experience. These policies and practices may not insulate us from risks that are unforeseen and which have unanticipated loss severity.

Our net income and earnings could become more volatile due to the application of fair value accounting (FAS 133) to the portion of our credit enhancement business which is executed in credit derivative form.

FAS 133 requires that credit derivative transactions be recorded at fair value. Since market prices for the contracts that we execute are not available, Ambac Assurance estimates fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book can cause increases or decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and will therefore affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

Changes to accounting rules relating to the financial guarantee industry could have a material adverse affect on us and our industry.

In January and February of 2005, the Securities and Exchange Commission, or the SEC, discussed with financial guarantee industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the Financial Accounting Standards Board, or the FASB, added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued in 2006. When the FASB and/or the SEC reaches a conclusion on this issue, we and the rest of the financial guarantee industry may be required to change some aspects of our loss reserving policies and the potential changes could extend to premium and expense recognition, which in turn could have a material effect on us and the financial guarantee industry.

We are subject to extensive regulation in the conduct of our financial guarantee insurance business.

Our principal subsidiary, Ambac Assurance, is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Ambac UK, the subsidiary through which we write financial guarantee insurance in the United Kingdom and in the European Union, is regulated by the Financial Services Authority. Failure to comply with applicable insurance laws and regulations could expose us to fines, the loss of insurance licenses in certain jurisdictions and/or the inability to dividend monies to Ambac from Ambac Assurance, all of which could have an adverse impact on our business results and prospects. Additionally, if the cost of complying with these insurance laws and regulations increases materially, this could impact our business results.

We are subject to a variety of operational risks which could have a material adverse impact on our business results.

We depend on internal processes, risk models, various systems and our employees in the conduct of our business. Any failure of such processes, models and systems and/or employee misconduct or fraud could have an adverse impact on our business results. We are also subject to external operational risks, including fraud, settlement risk and the failure of risk models or other analytical tools provided by third parties. Any such external fraud or failure could have an adverse impact on our business results.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers may adversely affect our business results and prospects.

Changes in the rating agencies’ capital models and rating methodology could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place stress on our ratings and force us to raise additional capital, which could in turn result in lower returns on equity.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. In large part, our investment portfolio is invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Item 1 Business – Derivative Products” for further information.

Item 1B. Unresolved Staff Comments.

Ambac’s investment portfolio includes fixed income investments that were insured by Ambac Assurance Corporation (“Ambac Insured Investments”) at the time such fixed income obligations were issued (commonly referred to as new issue insurance policies). Ambac Insured Investments in the investment portfolio amounted to $681 million at December 31, 2005 and are accounted for as “available for sale” in the investment portfolio. The investments, primarily held by the Financial Services segment, are recorded at fair value which includes the value of the embedded financial guarantee. Beginning in January 2005, several financial guarantee industry participants, including Ambac, received written comments from the SEC staff regarding the proper accounting treatment for Ambac Insured Investments that are in the investment portfolio. Recent discussions with the SEC staff suggest that the staff’s tentative view of the appropriate accounting for Ambac Insured Investments is to extinguish a portion of the contingent guarantee obligation related to the amount acquired. Ambac cannot predict how the SEC staff will resolve this issue and the resulting impact on our consolidated financial statements. Until the issue is resolved, Ambac intends to apply its existing methodology. See Note 3 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

In January and February 2005, the Securities and Exchange Commission (“SEC”) staff discussed with several financial guarantee industry participants, including Ambac, differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting of financial guarantee insurance. As part of this project the FASB will consider several aspects of the financial guarantee insurance accounting model, including claims liability recognition, premium recognition and the related deferred acquisition costs. The proposed and final documents are expected to be issued in 2006. When the FASB or SEC staff reach a conclusion on this issue, Ambac and the rest of the financial guarantee industry may be required to change some aspects of their loss reserving, revenue recognition, and/or deferred acquisition accounting policies. Ambac cannot predict how the FASB or SEC staff will resolve this issue and the resulting impact on our consolidated financial statements. Until the issue is resolved, Ambac intends to apply its existing methodology. A further description of Ambac’s accounting for losses and loss expenses can be found in Note 2 of Notes to Consolidated Financial Statements located in Part II, Item 8.

Item 2. Properties.

The executive office of Ambac Financial Group is located at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires in September 2019. This office houses operations for all reportable business segments.

Ambac’s financial guarantee business segment also maintains offices internationally, with the principal office located at 6 Broadgate, London EC2, which consists of approximately 12,600 square feet of office space under an agreement that expires in September 2013. International operations are also conducted in three offices located in Australia (Sydney), Italy (Milan) and Japan (Tokyo).

Ambac maintains a disaster recovery site in Kingston, New York as part of its Disaster Recovery Plan. This remote hot-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Ambac Financial Group owns an office building in Ronkonkoma, New York, which consists of approximately 15,000 square feet of office space and storage and was leased to PFM Asset Management, LLC under an agreement that expired in January 2006. We are evaluating various options for future use of the property.

Item 3. Legal Proceedings.

There are no material lawsuits pending, or to the knowledge of Ambac Financial Group threatened, to which Ambac Financial Group or any of its majority-owned subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

As of March 6, 2006, there were 65 stockholders of record of Ambac Financial Group’s Common Stock, which is listed on the New York Stock Exchange under the symbol “ABK”.

The table below sets forth, for the quarters indicated, the high and low sales prices per share of Ambac Financial Group’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2005:
Fourth Quarter	$79.20	$67.57	$0.150
Third Quarter	$73.25	$65.98	$0.150
Second Quarter	$78.83	$62.20	$0.125
First Quarter	$82.92	$74.30	$0.125
2004:
Fourth Quarter	$84.73	$68.86	$0.125
Third Quarter	$79.95	$63.80	$0.125
Second Quarter	$75.93	$69.21	$0.110
First Quarter	$79.76	$72.34	$0.110

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 18,000,000 shares of Ambac Financial Group’s Common Stock. Ambac Financial Group will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac Financial Group’s repurchase program during the fourth quarter of 2005 and shares available at December 31, 2005:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2005	—	—	—	4,585,952
November 2005	4,282	$72.44	4,282	4,581,670
December 2005	33,868	$77.06	33,868	4,547,802

Fourth Quarter 2005	38,150	$76.54	38,150	4,547,802

(1)	Shares repurchased during the fourth quarter of 2005 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From January 1, 2006 through March 6, 2006, Ambac has repurchased 395,600 shares of its Common Stock and had 4,152,202 shares remaining for repurchase under its stock repurchase program.

Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions.”

Item 6. Selected Financial Data.

The following financial information for the five years ended December 31, 2005, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

Financial Data	Years Ended December 31,
(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001
Statement of Operations
Gross premiums written	$1,095.7	$1,047.8	$1,143.7	$904.0	$683.3
Net premiums earned and other credit enhancement fees	866.1	764.0	667.3	500.3	400.4
Net investment income	426.1	361.1	321.1	297.3	267.8
Interest income from investment and payment agreements	270.3	198.8	212.0	255.0	249.9
Financial services—other revenue	15.8	26.4	20.6	17.4	24.2
Total revenue	1,661.7	1,406.7	1,272.2	958.6	946.8
Losses and loss expenses	149.9	69.6	53.4	26.7	20.0
Financial guarantee underwriting and operating expenses	117.8	106.6	92.0	76.5	68.0
Interest expense from investment and payment agreements	239.3	168.9	196.3	231.3	235.4
Financial services—other expenses	13.7	14.7	12.1	9.9	8.9
Interest expense	55.9	54.3	54.2	43.7	40.4
Net income	751.0	724.6	618.9	432.6	432.9
Net income per share:
Basic	6.94	6.61	5.81	4.08	4.10
Diluted	6.87	6.53	5.66	3.97	3.97
Return on equity	14.4%	15.6%	15.7%	13.1%	15.5%
Cash dividends declared per common share	0.550	0.470	0.420	0.380	0.340

Balance Sheet Highlights
Total investments, at fair value	$15,981.4	$14,768.4	$13,965.4	$12,539.3	$10,287.9
Prepaid reinsurance	303.4	297.3	325.5	296.1	267.7
Total assets	19,725.1	18,749.6	16,747.3	15,355.5	12,339.5
Unearned premiums	2,954.7	2,778.9	2,545.5	2,128.8	1,780.3
Losses and loss expense reserve	304.1	254.1	189.4	172.1	151.1
Obligations under investment agreements, investment repurchase agreements and payment agreements	7,252.8	7,080.7	7,076.4	7,282.9	5,511.9
Long-term debt	2,233.6	1,866.2	980.9	616.7	619.3
Total stockholders’ equity	5,372.2	5,024.5	4,254.6	3,625.2	2,983.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share was $6.87 for 2005, a 5% increase compared with 2004. During 2005,

Ambac recorded record revenues of $1.7 billion, an 18% increase as compared to 2004. Return on average shareholders’ equity was 14.4%.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Rating and Investment Information, Inc. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac reports its financial guarantee segment broken out into three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as stadium financings, military housing and student housing. Structured Finance covers U.S. structured finance transactions, including mortgage-backed securities and other consumer asset-backed securities, commercial asset-backed securities, collateralized debt obligations, investor-owned utilities and asset-backed commercial paper conduits. International Finance covers both infrastructure privatization transactions and the structured finance markets outside of the U.S. Pre-tax income growth in the Financial Guarantee segment was the result of increased net premiums earned and other credit enhancement fee revenues, partially offset by increased losses and loss expenses due to Hurricane Katrina.

Management believes that the financial guarantee business thrives on economic cycles. For example, a strong economic environment with good or improving credit is beneficial to our financial guarantee portfolio. However, such conditions, if in place for an extended period of time, will reduce credit spreads and result in lower pricing. Conversely, in a deteriorating credit environment, credit spreads widen and pricing for our product improves. However, if the weakening environment is prolonged, the stresses on our portfolio could result in claims payments in excess of normal or historical expectations. Ambac’s management believes that its business is well positioned to withstand, and in fact prosper, within normal economic and business cycles. Further, Ambac’s financial guarantee business today enjoys a strong competitive position in a variety of product segments on a global scale and is positioned for further geographic product expansion. Management believes that geographic product expansion will be driven, over the long term, by critical infrastructure needs worldwide and the expansion of global credit markets.

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, currency swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, and asset-backed and structured finance issuers. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

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

Critical accounting estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report. Management has discussed each of these critical accounting and estimates with the Audit and Risk Assessment Committee of the Board of Directors.

Financial Guarantee Insurance Losses and Loss Expenses. The loss reserve for financial guarantee insurance discussed in this critical accounting estimates disclosure relates only to Ambac’s non-derivative insurance business. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative Financial Guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. Estimates are computed on each adversely classified credit. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits Ambac would use relevant information obtained from its remediation efforts to adjust the estimate discussed above.

Case basis credit reserves are established for losses on insured obligations that have already defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights.

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

Ambac has exposure to various bond types. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are three bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur. These three bond types are aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), health care institutions and mortgage-backed and home equity securitizations. The collateral for an EETC bond is commercial aircraft. Intense competition in the global airline industry continues and has been further impacted by lower cost start-up regional carriers. As a result, major airlines have been forced to reduce costs and scale back aircraft purchases. Additionally, high energy costs have negatively impacted operations and competition between the largest aircraft manufacturers has served to reduce overall aircraft pricing. These events have adversely impacted the value of certain aircraft and accordingly impacted the loss severity estimates associated with certain EETC exposures. We have observed that the health care industry is also particularly subject to changes in severity estimates. Collateral associated with health care credits is generally in the form of a hospital facility. The value of that facility is primarily impacted by the essentiality of that facility to a particular community. For example, hospital facilities that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. It is also reasonably possible that severity estimates could materially change in the mortgage-backed and home equity securitization sector. Severity estimates in this sector are impacted by residential real estate values. Increases in mortgage interest rates, increased unemployment or personal bankruptcies could have an adverse impact on residential real estate values and mortgage-backed and home equity loss severity estimates. See Losses and Loss Expenses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

The table below outlines the estimated impact on the December 31, 2005 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible changes in the loss severity assumptions. These changes in the loss severity assumptions, while maintaining the current probability of default and adversely classified credit rating constant, represent management’s estimate of reasonably possible changes in severity and are based upon our historical experience.

Category (Dollars in millions)	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
EETC	20%	46%	$15
Health care	62%	79%	$15
Mortgage-backed and home equity	17%	19%	$8

As a result of the widespread devastation caused by Hurricane Katrina, Ambac recorded loss and loss expenses of $91.5 million in 2005. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. In determining our loss estimates, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas. Throughout the history of Ambac, there have not been any significant losses resulting from natural disasters. As a result, management has adjusted our assumptions to reflect the unprecedented nature of the disaster. Future decreases, if any, to these assumptions will have a similar relative effect on our loss reserves and future increases, if any, to these assumptions, excluding those municipal finance credits fully reserved, will also have a similar relative effect on our loss reserves.

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves, including the probability of default and loss severity assumptions are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. Ambac’s financial instruments categorized as assets are mainly comprised of investments in fixed income securities and derivative contracts.

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac classifies investments in fixed income securities as available-for-sale.

The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market. The percentage of the investment portfolio that is based upon internal valuation models was 1% and 2% at December 31, 2005 and 2004, respectively.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms; credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The net fair value of derivative contracts was $167 million at December 31, 2005. Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on synthetic collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be more complex and pricing information is less available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), recognition of a trading profit at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. Management’s judgment is applied in recording adjustments to fair value that take into account various factors, including but not limited to, credit risk, future administration costs, the bid offer spread and illiquidity due to lack of market depth. For additional information regarding the sensitivity of these instruments, see “Risk Management—Market Risk” below.

RESULTS OF OPERATIONS

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2005, 2004 and 2003 and its financial condition as of December 31, 2005 and 2004. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations. Ambac’s income from continuing operations in 2005 was $751.0 million or $6.87 per diluted share, an increase of $25.2 million, compared to $725.8 million or $6.54 per diluted share in 2004. Ambac’s income before income taxes was $1,022.8 million in 2005, an increase of 5% from income before income taxes of $976.8 million in 2004. Of the $1,022.8 million of income (loss) before income taxes in 2005, $1,009.3 million was from Financial Guarantee, $81.0 million from Financial Services and $(67.5) million from Corporate. Corporate consists primarily of Ambac’s interest expense on debentures outstanding. That compares to income (loss) before income taxes in 2004 of $987.4 million, $52.7 million and $(63.3) million from Financial Guarantee, Financial Services and Corporate, respectively. Financial Guarantee income before income taxes increased as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher net investment income (excluding the impact from the consolidation of variable interest entities under FIN 46) and (iii) the impact of a mark-to market loss on interest rate derivative contracts relating to Ambac’s medium-term funding conduit in 2004, partially offset by (i) a higher provision for losses and loss expenses, (ii) lower net realized investment gains and (iii) higher operating expenses. Financial Services increase is primarily attributable to higher net interest earned from investment agreements and higher mark-to-market gains on non-trading derivative contracts, partially offset by lower derivative products revenue.

Included in the 2005 income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”), which had been downgraded by the rating agencies in 2004. The net impact of this cancellation to the Consolidated Statements of Operations in 2005 amounted to approximately $2.7 million, $1.8 million after-tax. Included in the 2004 income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company, both of which had been downgraded by the rating agencies in 2003. The net impact of these cancellations to the Consolidated Statements of Operations in 2004 amounted to approximately $7.0 million, $4.5 million after-tax.

Ambac’s income from continuing operations in 2004 increased $97.7 million compared to $628.1 million or $5.74 per diluted share, in 2003. Ambac’s income before income taxes in 2004 was up 15% from income before income taxes of $849.6 million in 2003. This increase was attributable to growth in both the Financial Guarantee and Financial Services segments. Income (loss) before income taxes in 2003 consisted of $888.1 million from Financial Guarantee, $23.0 million from Financial Services and $(61.5) million from Corporate.

Net Loss From Discontinued Operations. In November 2003, Ambac announced that it had entered into an agreement to sell the operations of Cadre Financial Services, Inc. and Ambac Securities, Inc., its investment advisory and cash management business. The transaction closed during the first quarter of 2004, with proceeds of $3.7 million in cash and $4.3 million in a note. This business had been part of the Financial Services segment.

The net loss from discontinued operations was none, $1.3 million and $9.2 million for 2005, 2004 and 2003, respectively. The primary reason for the 2004 loss was a purchase price adjustment due to lower than anticipated revenues. The loss for 2003 included a goodwill write-down of $4.7 million.

Financial Guarantee

Ambac provides financial guarantees for debt obligations through its principal operating subsidiary Ambac Assurance Corporation, as well as credit protection in the form of structured credit derivatives through Ambac Credit Products LLC, a wholly-owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

Ambac guaranteed $125.3 billion of gross par value bonds during 2005, an increase of 6% from $118.1 billion in 2004. Par value written during 2004 increased 2% compared to $115.3 billion written during 2003.

The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2005 and 2004:

(Dollars in billions)	December 31, 2005	December 31, 2004
Public Finance	$264.1	$239.7
Structured Finance	144.3	132.4
International Finance(1)	70.7	87.3

Total net par outstanding (2)	$479.1	$459.4

(1)	The decline in International net par outstanding resulted primarily from calls, terminations and paydowns of pooled debt and mortgage-backed transactions.
(2)	$7.5 billion of the net par outstanding increase in 2005 was a result of the Radian reinsurance cancellation noted above.

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2005 and 2004 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2005 and 2004. Below investment grade are defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	December 31, 2005	December 31, 2004
AAA	8%	8%
AA	26%	23%
A	45%	47%
BBB	20%	21%
Below investment grade	1%	1%

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type
(Dollars in millions)	2005	2004
U.S. Public Finance:
Transportation	$653	$—
Health care	584	571
General obligation	387	104
Tax-backed	135	135
University	70	38
Other	146	151

Total U.S. Public Finance	1,975	999

U.S. Structured Finance:
Enhanced equipment trust certificates	927	205
Investor-owned utilities	575	803
Mortgage-backed and home equity	507	774
Pooled debt obligations	384	481
Asset-backed	188	221

Total U.S. Structured Finance	2,581	2,484

International Finance:
Transportation revenue	219	215
Investor-owned utilities	52	59
Sovereign/sub-sovereign	38	38
Pooled debt obligations	—	510
Other	203	223

Total International Finance	512	1,045

Grand Total	$5,068	$4,528

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. The ratings are subject to revision at any time and do not constitute investment advice.

The total number of credits with Ambac Assurance ratings below investment grade were 75 and 73 at December 31, 2005 and 2004, respectively. Increases within the U.S. transportation and EETC bond types from December 31, 2004 are a result of the deteriorating credit quality within the airline industry. Also, U.S. Public Finance below investment grade exposure in 2005 includes $368 million related to Hurricane Katrina (primarily general obligation bonds). The decline in U.S. mortgage-backed and home equity below investment grade exposures relates to the prepayments of the underlying insured credits. The decline in International Finance pooled debt obligations resulted from a maturity of one transaction with net par of $510 million.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Although Ambac Assurance guarantees the full range of Public Finance obligations, Ambac Assurance concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of such transactions include stadium financings, student housing and military housing. Included in transportation obligations is exposure to U.S. airports of $8.8 billion at December 31, 2005. Airport obligations are generally supported by (i) terminal lease revenues, parking and other concession revenues; (ii) passenger facility charges; or (iii) payments in respect of specific airport facilities.

Public Finance bond obligations par value written was $53.8 billion, $44.6 billion and $43.0 billion for 2005, 2004 and 2003, respectively. Ambac’s market share for 2005, based upon par insured, remained relatively flat at 23% compared to 2004 and up nearly 2% over 2003 at approximately 21%. Insured market penetration was 57% in 2005, the highest in the past 10 years, up from 55% and 50% in 2004 and 2003, respectively.

The table below shows the percentage, by bond type, of new Public Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2005	2004	2003
U.S. Public Finance:
Lease and tax-backed revenue	34%	34%	32%
General obligation	28	26	20
Health care revenue	11	9	10
Utility revenue	8	14	12
Transportation revenue	8	7	12
Higher education	7	8	9
Housing revenue	3	2	4
Other	1	0	1

Total U.S. Public Finance	100%	100%	100%

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Included within the commercial asset-backed sector are securitizations of operating assets, including aircraft, rental car fleets, and rail cars, as well as film and publishing royalties. Exposures to Enhanced Equipment Trust Certificates were $1.6 billion at December 31, 2005. Enhanced Equipment Trust Certificates are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral. Pooled debt obligations, including structured credit derivative transactions, involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). Ambac Assurance’s exposure to these Securitized Assets is mitigated through first loss protection. Typically, first loss protection is in the form of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance) or excess spread (i.e., interest cash flows on the

Securitized Assets is in excess of the interest on the debt obligations guaranteed by Ambac Assurance), which allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations.

Structured Finance obligations par value written was $58.8 billion, $53.4 billion and $50.2 billion in 2005, 2004 and 2003, respectively. The increase in Structured Finance obligations guaranteed for 2005 as compared to 2004 resulted primarily from higher par written in pooled debt obligations, partially offset by a decline in the consumer asset-backed sector of the market (including mortgage-backed securities). The increase in Structured Finance obligations guaranteed in 2004 compared to 2003 resulted from higher par written in the consumer asset-backed sector of the market (including mortgage-backed securities), partially offset by a decline in pooled debt obligations and commercial asset-backed transactions.

The table below shows the percentage, by bond type, of new Structured Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2005	2004	2003
U.S. Structured Finance:
Mortgage-backed and home equity	36%	50%	47%
Asset-backed and conduits	29	28	24
Pooled debt obligations	23	6	9
Student loans	7	8	7
Investor-owned utilities	4	2	4
Other	1	6	9

Total U.S. Structured Finance	100%	100%	100%

International Finance:

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside the United States (“International Finance”). International Finance asset-backed obligations may include significant components of domestic exposures. Ambac Assurance’s emphasis internationally has been on Western Europe and Australia. In the United Kingdom, Ambac Assurance has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain infrastructure finance activities. Ambac Assurance expects demand for our financial guarantees on infrastructure privatization transactions to increase in certain other European countries. Ambac also participates in less developed markets through certain structures such as pooled debt obligations and future flow transactions. Future flow transactions essentially securitize U.S. dollar-based future revenue streams arising from exports or banking flows.

International Finance bond obligations par value written was $12.7 billion, $20.1 billion and $22.1 billion for 2005, 2004 and 2003, respectively. International Finance obligations guaranteed during 2005 is lower than 2004 primarily due to decreases in mortgage-backed obligations, pooled debt obligations (although higher as a percentage of total new business generated), transportation revenue obligations, asset-backed and conduits and sovereign/sub-sovereign obligations guaranteed, which were partially offset by higher investor-owned and public utility obligations. The decrease in International Finance bond obligations guaranteed in 2004 compared to 2003 is primarily due to decreases in pooled debt obligations and transportation revenue obligations, which were partially offset by higher mortgage-backed and sovereign/sub-sovereign obligations guaranteed.

The table below shows the percentage, by bond type, of new International Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2005	2004	2003
International Finance:
Pooled debt obligations	24%	19%	34%
Asset-backed and conduits	36	29	26
Mortgage-backed and home equity	6	30	24
Investor-owned and public utilities	30	5	3
Transportation revenue	3	5	12
Sovereign/sub-sovereign	1	12	1

Total International Finance	100%	100%	100%

Gross Premiums Written. Ambac Assurance receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written in 2005 were $1,095.7 million, an increase of 5% from $1,047.8 million in 2004. Up-front premiums written in 2005 were $575.4 million, flat compared to $574.6 million in 2004. Up-front premiums written by market sector saw increases in Public Finance, which were offset by decreases in both Structured and International Finance. Installment premiums written in 2005 were $520.3 million, an increase of 10% from $473.2 million in 2004. The growth in installment premiums is due to the growing book of business in both Structured and International Finance. Gross premiums written in 2004 decreased 8% from $1,143.7 million in 2003. This is a result of decreased business activity in all three market sectors. The following table sets forth the amounts of gross premiums written by type:

	2005	2004	2003
Public Finance:
Up-front	$528.1	$513.4	$576.0
Installment	24.2	24.2	16.7

Total Public Finance	552.3	537.6	592.7

Structured Finance:
Up-front	15.0	20.0	82.4
Installment	299.5	261.7	238.2

Total Structured Finance	314.5	281.7	320.6

International Finance:
Up-front	32.3	41.2	80.6
Installment	196.6	187.3	149.8

Total International Finance	228.9	228.5	230.4

Total	$1,095.7	$1,047.8	$1,143.7

Total up-front	$575.4	$574.6	$739.0
Total installment	520.3	473.2	404.7

Total	$1,095.7	$1,047.8	$1,143.7

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while retaining flexibility to cede those transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written in 2005 were $99.7 million, up 41% from $70.9 million in 2004. During 2005, Ambac completed a cancellation of a reinsurance contract with Radian. Included in ceded premiums written in 2005 is $55.8 million in return premiums from the cancellation. In 2004, Ambac completed the cancellation of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company. Included in ceded premiums written in 2004 is $64.8 million in return premiums from the cancellations. Excluding the return premiums from both 2005 and 2004, ceded premiums were $155.5 million for 2005 compared to $135.7 million in 2004, an increase of 15%. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 14.2% and 13.0% for 2005 and 2004, respectively. The mix of business underwritten and greater treaty participation drove the increase. Ceded premiums written in 2004 were down 49% from $138.1 million in 2003, which represented ceded premiums as a percentage of gross premiums written of 12.1%. This decrease is due to the return premiums from the cancellation of reinsurance contracts in 2004 mentioned above.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac would nonetheless be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $204.0 million from its reinsurers as of December 31, 2005. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	2005	2004
AAA	$19.2	$19.7
AA	21.1	19.8
A	2.3	2.6
Not rated	1.6	2.1

Total	$44.2	$44.2

On January 19, 2006, Ambac Assurance cancelled its remaining contracts with Axa (“Not rated” in the table above) and American Re (rated “A” in the table above) and recaptured $3.9 billion of par outstanding. The January 2006 recapture will include approximately $37.0 million of written premium to be returned to Ambac Assurance, of which $29.3 million will be deferred. The difference, $7.7 million, which will be recorded in earnings at the time of cancellation, results from the difference between the negotiated amount of return premiums and the associated unearned premium remaining on the underlying guarantees.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during 2005 were $866.1 million, an increase of 13% from $764.0 million in 2004. This increase was primarily the result of the higher refundings or calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”) and the larger Financial Guarantee book of business.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low long-term interest rate environment continues to prompt the high levels of refundings. As long-term interest rates rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned included accelerated earnings of $141.5 million and $81.9 million during 2005 and 2004, respectively.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) in 2005 were $674.5 million, an increase of 6% from $634.8 million in 2004. Normal net premiums earned for the year ended December 31, 2005 increased 8%, 2% and 11% for Public, Structured and International Finance, respectively, from the year ended December 31, 2004.

Overall, the business environment has become more competitive. Increased competition from the uninsured market in the form of senior/subordinated securitizations and other triple-A-rated financial guarantors has increased. This increased competition has had an adverse impact on pricing. The growth in normal earned premiums in Structured Finance and International Finance that has been exhibited over the past several years has moderated as those lines of business have grown significantly, resulting in more difficult comparisons. The mortgage-backed securities and pooled debt obligation exposures have relatively short average lives. As a result, the earnings from those types of exposures are recognized quickly. A significant portion of the recent premium writings in Public Finance and for certain bond types within Structured Finance and International are for longer-term transactions. While the earned premium impact from such writings is not as immediate as the mortgage-backed or pooled debt obligations, they increase the stability of earned premiums over time. Similarly, due to a tight credit spread environment in International Finance, our exposures relating to pooled debt obligations have decreased significantly, adversely impacting earned premiums and other credit enhancement fees. This, combined with the continued high level of run-off in the mortgage-backed securities book, adversely impacted overall earned premium growth.

Competitive and credit trends such as the ones we are currently experiencing in domestic mortgage-backed securities and international pooled debt obligations are a normal part of Ambac Assurance’s business.

Other credit enhancement fees in 2005, which is primarily comprised of fees received from the structured credit derivatives product, were $50.1 million, an increase of 6% from $47.3 million in 2004. Credit spreads in the current environment have narrowed and this has had an adverse impact on new credit derivative business in 2005 (when credit spreads are narrow, the pricing for guaranteed products is reduced).

Net premiums earned and other credit enhancement fees during 2004 increased 14% from $667.3 million in 2003. This increase was primarily the result of increased normal net premiums earned from the larger Financial Guarantee book of business, partially offset by lower accelerated earnings. Net premiums earned in 2003 included $82.1 million from accelerated earnings. Excluding the effect of accelerated earnings, normal net premiums earned in 2004 increased 18% from $538.2 million in 2003. Other credit enhancement fees increased 1% from $46.9 million in 2003.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	2005	2004	2003
Public Finance	$223.6	$207.4	$176.5
Structured Finance	269.9	263.7	234.8
International Finance	181.0	163.7	126.9

Total normal premiums earned	674.5	634.8	538.2
Accelerated earnings	141.5	81.9	82.2

Total net premiums earned	816.0	716.7	620.4
Other credit enhancement fees	50.1	47.3	46.9

Total net premiums earned and other credit enhancement fees	$866.1	$764.0	$667.3

Net Investment Income. Net investment income in 2005 was $426.1 million, an increase of 18% from $361.1 million in 2004. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, (ii) an increase of $42.2 million over 2004 from the consolidation of variable interest entities under FIN 46 (offset in the Statement of Operations by line item “Interest expense on variable interest notes” which had an increase of $42.3 million over 2004), and (iii) a net positive adjustment of $5.9 million for certain municipal securities within the investment portfolio that have been pre-refunded. A pre-refunding shortens the maturity of a bond resulting in accelerated amortization of bond premium or discount. These positive impacts in investment income were partially offset by (i) the repurchase of Ambac stock totaling approximately $298.2 million in 2005 and (ii) net loss payments of $86.7 million in 2005. Investments in tax-exempt securities amounted to 69%, 68% and 71% of the total fair value of the portfolio as of December 31, 2005, 2004 and 2003, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.59% as of December 31, 2005 compared to 4.55% and 4.93% at December 31, 2004 and 2003, respectively. Net investment income in 2004 increased 12% from $321.1 million in 2003. This increase was primarily attributable to the growth of the investment portfolio resulting from the growth in the Financial Guarantee book of business and capital contributions from Ambac Financial Group, Inc. to Ambac Assurance totaling approximately $125 million during the fourth quarter of 2003, $20 million in the third quarter of 2004 and $43 million in the fourth quarter of 2004, partially offset by a lower reinvestment rate due to the interest rate environment.

Net Realized Investment Gains. Net realized investment gains in 2005 were $6.3 million, compared to net realized gains of $30.0 million and $40.2 million in 2004 and 2003, respectively. The following table details amounts included in net realized gains:

(Dollars in millions)	2005	2004	2003
Net (losses) gains on securities sold	($1.1)	$24.3	$31.7
Net foreign exchange gains on investments	7.4	5.7	8.5

Net realized gains	$6.3	$30.0	$40.2

Net (losses) gains on securities sold are generated as a result of the ongoing management of the investment portfolio. Foreign exchange gains and losses primarily resulted from sales and maturities of long-term foreign currency denominated securities in 2005, 2004 and 2003.

Net Mark-to-Market Gains on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts in 2005 were $13.6 million, compared to net mark-to-market gains of $17.7 million and $0.0 million in 2004 and 2003, respectively. The change in estimated fair value of structured credit derivative contracts reflects net mark-to-market gains due to improvements in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives for the years ended December 31, 2005 and 2004, and $1.2 million for the year ended December 31, 2003.

Other Income (Loss). Other income (loss) in 2005 was $12.3 million, as compared to ($4.1) million in 2004. Included in other income are deal structuring fees, commitment fees and income from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). Included in 2004 is a $13.6 million mark-to-market loss on interest rate derivative contracts relating to Ambac’s medium-term funding conduit. Also included within other income (loss) are structuring fees of $0.5 million and $1.9 million for 2005 and 2004, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically are collected at close of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $16.4 million and $9.8 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of December 31, 2005 and 2004, respectively. Other income decreased $9.1 million in 2004 from $5.0 million in 2003, primarily due to the mark-to-market loss on interest rate derivative contracts mentioned above.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Losses and loss expenses in 2005 were $149.9 million, versus $69.6 million in 2004 and $53.4 million in 2003.

The following table summarizes the changes in the total net loss reserves for 2005 and 2004:

(Dollars in millions)	December 31, 2005	December 31, 2004
Beginning balance of net loss reserves	$237.5	$186.9
Provision for losses and loss expenses	149.9	69.6
Losses paid	(119.1)	(55.3)
Recoveries of losses paid from reinsurers	22.9	2.7
Other recoveries, net of reinsurance	9.4	33.6

Ending balance of net loss reserves	$300.6	$237.5

The 2005 loss and loss expenses were primarily driven by a provision for losses of $91.5 million for municipal exposures impacted by Hurricane Katrina and losses of $70.1 million from three credits that experienced credit deterioration, partially offset by favorable development in other aspects of our adversely classified credit listing.

Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. Ambac has added 33 individual obligations to the adversely classified credit list with total net par outstanding of approximately $1.1 billion. To date, Ambac has paid three claims on obligations in the region, totaling approximately $2.0 million and has subsequently recovered the full amounts. In determining our loss estimate, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. Ambac’s estimate of losses related to the hurricane was made without regard to any potential federal, state or local government assistance to individual municipalities or institutions. The credit loss estimation process involves the exercise of considerable judgment. Due to the nature of the loss reserve estimate, Ambac’s ultimate loss associated with the hurricane may be materially different than the current estimate and thereby may affect future operating results. Ambac will continue to assess the impact of Hurricane Katrina on subsequent periods as more information becomes available.

The table below is information regarding our Public Finance classified exposures against which Ambac has established its estimated reserve at December 31, 2005.

Ambac’s Public Finance Classified Exposure by Asset Class

Net Par as of December 31, 2005

(Dollars in millions) Bond Type	Greater New Orleans	Other Louisiana	Mississippi	Other	Total
General obligation	$322.5	$31.3	$215.7	$7.1	$576.6
Leases and tax-backed	360.8	21.4	—	—	382.2
Transportation	57.5	—	—	—	57.5
University	52.1	—	—	—	52.1
Utility	—	1.7	—	—	1.7

Grand Total	$792.9	$54.4	$215.7	$7.1	$1,070.1

A domestic health care institution, which defaulted in a prior year, continued to experience significant financial stress in 2005. Ambac believes the primary factor causing the loss on this exposure is the competitive local environment for health care delivery and the resulting impact on revenue generation. During 2005, a public finance transportation issue defaulted due to a shortfall in the lease payments backing the insured obligation. Ambac is closely surveilling both of these credits and is in frequent communication with issuer management. An enhanced equipment trust that was impacted by a bankruptcy of a commercial airline in 2004, experienced additional losses in 2005 upon the settlement of the trust structure. In connection with the settlement of the trust, Ambac purchased three airplanes. In February 2006, Ambac sold these airplanes and recognized a realized gain of approximately $25 million. Ambac held gross case basis credit reserves for these three credits of $87.6 million and $95.0 million at December 31, 2005 and 2004. The healthcare credit and the enhanced equipment trust securitization had provisions for losses of $65 million in 2004.

The following tables provide details of net losses paid, net of recoveries received for the years ended December 31, 2005, 2004 and 2003 and gross case reserves at December 31, 2005 and 2004:

(Dollars in millions)	2005	2004	2003
Net losses paid (recovered):
Public Finance	$11.3	$19.9	$5.8
Structured Finance	72.5	(5.0)	26.9
International Finance	2.9	4.0	1.4

Total	$86.7	$18.9	$34.1

(Dollars in millions)	2005	2004
Gross case basis credit reserves:
Public Finance	$97.0	$47.0
Structured Finance	9.5	80.0
International Finance	—	6.3

Total	$106.5	$133.3

The following table summarizes Ambac’s loss reserves split between case basis credit loss reserves and active credit reserves at December 31, 2005 and 2004:

(Dollars in millions)	2005	2004
Gross loss and loss expense reserves:
Case basis credit reserves (1)(2)	$106.5	$133.3
Active credit reserves	197.6	120.8

Total	$304.1	$254.1

(1)	Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.75% and 6.0% at December 31, 2005 and 2004, respectively.
(2)	Reinsurance recoverables on case basis credit reserves were $3.5 million and $16.5 million at December 31, 2005 and 2004, respectively.

Active credit reserves were $197.6 million and $120.8 million at December 31, 2005 and 2004. Included in the calculation of active credit reserves at December 31, 2005 and 2004 was the consideration of $17.5 million and $17.9 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at December 31, 2005 and 2004 was comprised of 90 and 68 credits with net par outstanding of $6,319 million and $7,574 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by credit improvements and exposure paydowns, offset by the addition of Hurricane Katrina credits.

Case basis credit reserves at December 31, 2005 and 2004 were comprised of 10 and 11 credits, respectively, with net par outstanding of $839.0 million and $661.4 million, respectively. Decrease to the case basis credit reserves is primarily due to (i) the settlement of a claim relating to one EETC, and (ii) a decrease in case reserves for three mortgage-backed securities transactions as a result of loss payments during 2005 and prepayments of the underlying insured par. Offsetting the decrease in case reserves were additions for healthcare and the public finance transportation issues noted and one general obligation bond impacted by Hurricane Katrina.

At December 31, 2005, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $81.0 million. Related future payments are $73.6 million, $2.2 million, $0.5 million, $0.6 million and $1.6 million for 2006, 2007, 2008, 2009, and 2010, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses of $117.8 million in 2005 increased by 11% from $106.6 million in 2004. Underwriting and operating expenses in 2004 increased 16% from $92.0 million in 2003. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for 2005, 2004 and 2003:

				% Change
(Dollars in millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Gross underwriting and operating expenses	$167.5	$144.8	$135.8	+16%	+7%
Net reinsurance commissions received (1)	(21.3)	(15.9)	(40.1)
Operating expenses and reinsurance commissions deferred	(59.0)	(47.6)	(42.2)
Amortization of previously deferred expenses (1)	30.6	25.3	38.5

Underwriting and operating expenses	$117.8	$106.6	$92.0	+11%	+16%

(1)	The 2005 and 2004 cancellations of reinsurance contracts disclosed above impacted net reinsurance commissions received by ($17.4) million and ($19.8) million, respectively and the amortization of previously deferred expenses by $15.9 million and $16.3 million, respectively.

The increases in gross underwriting and operating expenses in 2005 and 2004 reflect the overall increased business activity in those years and are primarily attributable to higher compensation costs related to the addition of staff, including the expensing of stock options that began in 2003 and higher premium tax expense. Stock-based compensation expenses in 2005, 2004 and 2003 were $26.6 million, $21.9 million and $14.3 million, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, and asset-backed and structured finance issuers. The investment agreement business is managed with the goal of approximately matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal in the investment agreement business, derivative contracts are used for hedging purposes. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses.

Revenues. Revenues in 2005 increased 41% to $333.9 million from $236.3 million in 2004. The increase is primarily due to (i) higher mark-to-market gains on non-trading derivative contracts, (ii) higher interest from investment and payment agreement revenues, partially offset by lower derivative product revenues. The increase in mark-to-market gains on non-trading derivative contracts relate almost entirely to economic hedges of long-term fixed rate investment agreement liabilities. The non-trading derivative contracts were highly effective economic hedges, but did not meet the technical requirements for hedge accounting under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. These derivatives have been redesignated to meet the technical requirements of SFAS No. 133 in 2005. It is expected that the mark-to-market of the derivatives and investment agreements will substantially offset each other in the income statement prospectively. Interest earned from investment and payment agreements were $270.3 million in 2005 compared to $198.8 million in 2004. The increase was primarily driven by higher floating rates in the investment portfolio. Derivative product revenues decreased in 2005 primarily due to lower new business revenues on interest rate swap contracts amounting to $5.8 million and $19.8 million in 2005 and 2004, respectively. The net mark-to-market gain on total return swap contracts for 2005 was primarily due to spread narrowing on certain credits within the total return swap portfolio.

Revenues in 2004 increased 2% from $231.4 million in 2003. This increase in revenue was primarily due to higher derivative products revenue of 49%, due to increased swap activity and net positive mark-to-market adjustments in 2004 compared to net negative mark-to-market adjustments recorded in 2003. Partially offsetting this was a decline in investment income of 6% in the investment agreement business from $212.0 million in 2003. The decline in investment income is primarily due to a decrease in the overall size of the investment portfolio related to the investment agreement business.

During 2003 realized losses included an impairment write-down of $10.5 million related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). This loss was in addition to the loss reported in 2002 which amounted to $139.7 million. These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, have defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2005 and 2004, Ambac has received cash recoveries of $10.8 million and $17.9 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a Trust created under the Plan and litigation settlements. Ambac received additional NCFE related cash recoveries of approximately $6 million during February 2006. Also in February 2006, Ambac, and a group of certain other note holders, entered into a litigation settlement agreement. During the same month, a Trust of which Ambac is a beneficiary also entered into a litigation settlement agreement. Recoveries resulting from these separate settlement agreements have been placed into escrow accounts and Ambac’s shares aggregate to approximately $36 million.

Expenses. Financial Services expenses were $252.9 million, $183.6 million and $208.4 million for 2005, 2004 and 2003, respectively. Included in the above are expenses related to investment and payment agreements of $239.2 million, $168.9 million and $196.3 million for 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 is primarily related to higher rates in floating rate investment agreements. The decrease in 2004 compared to 2003 is primarily related to decreases in the average volume of investment agreements outstanding and were impacted by lower rates on floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense was $55.9 million, $54.3 million and $54.2 million in 2005, 2004 and 2003, respectively. The increase in 2005 compared to 2004 is primarily attributable to Ambac’s issuance of $400 million, 5.95% debt, due December 5, 2035, in December 2005. The increase in 2004 compared to 2003 is primarily attributable to Ambac’s issuance of $200 million, 5.95% debt, due February 28, 2103, in February 2003 and the issuance of $175 million, 5.875% debt, due March 24, 2103, in March 2003. This was partially offset by the redemption at par of Ambac’s $200 million, 7.08% debt in April 2003. For additional information, please refer to “Liquidity and Capital Resources—Ambac Financial Group, Inc. Liquidity” section.

Corporate Expenses. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses were $15.0 million, $10.7 million, and $14.6 million in 2005, 2004 and 2003, respectively. The increased expenses in 2005 are primarily related to Ambac’s contingent capital facility of $5.0 million. Prior period amounts were recorded directly in shareholders’ equity in the Consolidated Balance Sheet rather than in corporate operating expenses. The decrease in expenses in 2004 compared to 2003 is primarily attributable to a $6.5 million write-off of previously deferred debt issuance expenses in 2003 related to the 1998 issuance of $200 million, 7.08% debt, that was redeemed at par at the end of April 2003, partially offset by costs in 2004 relating to compliance with the Sarbanes-Oxley Act of 2002.

Provision for Income Taxes. Income taxes for continuing operations for 2005 were at an effective rate of 26.6%, compared to 25.7% and 26.1% for 2004 and 2003, respectively. The increase in the effective rate for 2005 compared to 2004 related predominantly to a 2005 increase in state income taxes due to mark-to-market adjustments in the Financial Services segment, and non-deductible expense associated with the contingent capital facility. The decrease in the effective tax rate in 2004 as compared to 2003 is due to the release of tax reserves of $8.2 million related to the expiration of the statute of limitations of an earlier tax year, partially offset by an increase in underwriting profits.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without regulatory approval. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2006 for payment of dividends by Ambac Assurance is $332.7 million. Ambac Assurance paid dividends of $353.4 million in 2005. Ambac received regulatory approval for these amounts since it exceeded the statutorily prescribed thresholds.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries. During 2005, Ambac issued $400 million of debt and $199.1 million of the proceeds were contributed to Ambac Assurance Corporation in the form of securities and cash. The remaining amounts may be used to redeem all or a portion of the outstanding $200 million 7.00% Debentures due in 2051, on or after its first call date in October 2006.

The following table includes aggregated information about contractual obligations for Ambac, excluding those of entities consolidated under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). For a further discussion of FIN 46, see Note 2, “Significant Accounting Policies” and Note 10 “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements, located in Part II, Item 8. These contractual obligations impact Ambac’s and its subsidiaries short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal payments of Ambac’s consolidated long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations (1)	$—	$—	$—	$—	$—	$1,191.7
Investment agreement obligations	586.8	1,141.4	1,329.6	410.4	378.3	2,577.7
Payment agreement obligations	21.6	23.4	31.4	21.7	21.5	760.6
Operating lease obligations	8.4	8.5	8.6	8.9	9.4	80.6
Purchase obligations (2)	6.8	3.2	1.9	—	—	—
Pension and post retirement benefits (3)	3.0	2.4	2.5	2.5	2.5	13.9
Other long-term liabilities (4)	73.6	2.2	0.5	0.6	1.6	102.5

Total.	$700.2	$1,181.1	$1,374.5	$444.1	$413.3	$4,727.0

(1)	For additional information about long-term debt, see Note 7 to the Consolidated Financial Statements, located in Part II, Item 8 .
(2)	Purchase obligations includes various technology related maintenance agreements, rating agency fees and other outside services.
(3)	Amount represents expected contributions to the funded defined benefit pension plan and benefit payments on unfunded pension and other postretirement benefit plans for the next 10 years. Contributions to the funded pension plan are equal to the maximum amount that can be deducted for Federal income tax purposes, under current law.
(4)	Amount represents expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.

Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during 2006, and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2005.

Ambac Assurance Liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim payments, reinsurance premiums, taxes, dividends to Ambac, and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from structured credit derivatives.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, the maturity of its invested assets and from time to time, by short-term inter-company loans from Ambac Assurance. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of closely matching the cash flows of its obligations under the investment agreements) and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of AA on invested assets, and to maintain cash flow matching of invested assets to funded liabilities to minimize interest rate and liquidity risk. Financial Services subsidiaries maintain a portion of their assets in short-term investments in order to meet unexpected liquidity needs.

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of December 31, 2005, approximately $4.9 billion, or 77%, of the outstanding investment agreements (at amortized cost) relate to either fixed or contingent draw, floating rate investment agreements, which expose Ambac to minimal liquidity risk. Contingent draw floating rate investment agreements are sourced in the structured finance markets and will only permit a draw in the event that well-defined, observable events have occurred. Ambac considers these contingent draw events to be remote. The remaining portfolio of investment agreements, approximating $1.5 billion at December 31, 2005, consists of fixed rate investment agreements, primarily relating to debt service reserve and construction funds in support of municipal bond transactions. Debt service reserve fund investment agreements may be drawn unexpectedly upon a payment default by the municipal issuer. Ambac also considers these draw events to be remote. Construction fund investment agreements may be drawn faster or slower than anticipated when construction of the underlying municipal project does not proceed as expected.

Credit Ratings and Collateral. Downgrades in Ambac Assurance’s triple-A financial strength rating would adversely affect Ambac’s ability to compete for business. Credit ratings are very important to the ability of financial institutions to compete in the financial guarantee, derivative, investment agreement and structured transaction market. In the event that Ambac Assurance is downgraded, Ambac may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract, for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceeds a predetermined threshold amount. Ambac has posted collateral of $77.2 million under these contracts at December 31, 2005. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $167.6 million under these contracts at December 31, 2005. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps and Ambac Credit Products enters into credit derivative contracts. All of our total return swaps and a portion of our credit derivatives have collateral support agreements. In addition, a downgrade of our financial strength rating below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. At December 31, 2005, Ambac has not pledged collateral under any of its credit derivative or total return swap contracts.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. On July 28, 2005, Ambac and its wholly-owned subsidiary, Ambac Assurance, as borrowers, entered into a $400 million five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks (the “Banks”). The Credit Facility expires on July 28, 2010. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date, which will occur on July 28, 2010. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s Base Rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholder’s equity equal to or greater than $2.87 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During 2005 and 2004, Ambac Assurance paid contingent capital facility fees of $5.0 million and $4.7 million, respectively. Put option fees are included as Corporate expenses for 2005 and recorded in adjusted paid-in capital on the Consolidated Balance Sheets for 2004 and prior.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

Balance Sheet. Total assets as of December 31, 2005 were $19.73 billion, an increase of 5% from total assets of $18.75 billion at December 31, 2004. This increase was due primarily to cash generated from operations during 2005 and from the proceeds of a $400 million debt issuance in December 2005, offset by stock repurchases during the year amounting to $309.7 million and the decrease in the unrealized gains in the investment portfolio driven by higher long-term interest rates. Stockholders’

equity as of December 31, 2005 was $5.37 billion, an increase of 7% from $5.02 billion at year-end 2004. The increase stemmed primarily from net income generated for the year, partially offset by stock repurchases and lower unrealized gains in the investment portfolio due to higher long-term interest rates.

Ambac Assurance’s investment objectives for the Financial Guarantee portfolio are to maintain an investment duration that closely approximates the expected duration of related financial guarantee liabilities and achieve the highest after-tax net investment income, while maintaining a credit risk profile within the established investment guidelines. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

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

The following table summarizes the composition of the fair value of Ambac’s investment portfolio by segment at December 31, 2005 and 2004:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
2005:

Fixed income securities:
Municipal obligations	$6,434.4	$462.0	$—	$6,896.4
Corporate obligations	90.1	466.1	—	556.2
Foreign obligations	206.7	—	—	206.7
U.S. government obligations	170.4	14.1	—	184.5
U.S. agency obligations	555.6	390.8	—	946.4
Mortgage and asset-backed securities	1,437.4	4,896.4	—	6,333.8
Other	13.3	—	0.9	14.2

	8,907.9	6,229.4	0.9	15,138.2
Short-term	392.1	14.4	65.5	472.0

	9,300.0	6,243.8	66.4	15,610.2

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	—	371.2	—	371.2

Total investments	$9,300.0	$6,615.0	$66.4	$15,981.4

Percent total	58.2%	41.4%	0.4%	100%

2004:

Fixed income securities:
Municipal obligations	$5,905.0	$447.2	$—	$6,352.2
Corporate obligations	132.4	541.4	—	673.8
Foreign obligations	237.9	—	—	237.9
U.S. government obligations	106.8	18.6	—	125.4
U.S. agency obligations	412.9	463.3	—	876.2
Mortgage and asset-backed securities	1,385.3	4,250.5	—	5,635.8
Other	3.4	—	0.8	4.2

	8,183.7	5,721.0	0.8	13,905.5
Short-term	480.2	4.0	37.0	521.2

	8,663.9	5,725.0	37.8	14,426.7

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	—	341.7	—	341.7

Total investments	$8,663.9	$6,066.7	$37.8	$14,768.4

Percent total	58.7%	41.1%	0.2%	100%

The following table represents mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at December 31, 2005 and 2004 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
2005:
Government National Mortgage Association	$11.1	$5.0	$—	$16.1
Federal National Mortgage Association	758.2	290.3	—	1,048.5
Federal Home Loan Mortgage Corporation	299.0	309.7	—	608.7
Vendee Mortgage Trust	—	2.0	—	2.0

Total	$1,068.3	$607.0	$—	$1,675.3

2004:
Government National Mortgage Association	$36.9	$13.2	$—	$50.1
Federal National Mortgage Association	724.2	508.8	—	1,233.0
Federal Home Loan Mortgage Corporation	271.3	415.7	—	687.0
Vendee Mortgage Trust	—	10.7	—	10.7

Total .	$1,032.4	$948.4	$—	$1,980.8

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2005 and 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	2005		2004
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$1,123.4	$9.8	$114.2	$0.7
7 – 12 months	212.5	4.0	295.4	3.9
Greater than 12 months	278.7	7.7	124.6	2.8

	1,614.6	21.5	534.2	7.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	23.2	1.0	54.3	0.3
7 – 12 months	1.5	—	3.8	0.3
Greater than 12 months	51.1	0.7	33.8	3.2

	75.8	1.7	91.9	3.8

Foreign obligations in continuous unrealized loss for:
0 – 6 months	46.7	0.9	—	—
7 – 12 months	5.5	0.3	8.5	—
Greater than 12 months	14.2	1.6	57.0	0.4

	66.4	2.8	65.5	0.4

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	131.8	0.9	14.1	—
7 – 12 months	7.4	0.1	10.6	0.1
Greater than 12 months	17.4	0.1	—	—

	156.6	1.1	24.7	0.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	296.5	4.5	140.3	0.9
7 – 12 months	16.6	0.3	121.1	1.8
Greater than 12 months	23.0	1.0	29.9	1.6

	336.1	5.8	291.3	4.3

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,091.1	9.6	585.3	2.5
7 – 12 months	411.6	3.4	455.2	4.5
Greater than 12 months	885.8	19.1	613.7	8.4

	2,388.5	32.1	1,654.2	15.4

Other in continuous unrealized loss for:
0 – 6 months	0.3	—	0.1	—
7 – 12 months	—	—	—	—
Greater than 12 months	0.5	0.1	0.9	0.3

	0.8	0.1	1.0	0.3

Total	$4,638.8	$65.1	$2,662.8	$31.7

Management has determined that the unrealized losses in fixed income securities at December 31, 2005 are primarily attributable to the current interest rate environment and that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $4,638.8 million that were in a gross unrealized loss position at December 31, 2005, below investment grade securities and non-rated securities had a fair value of $19.8 million and unrealized loss of $1.0 million, which represented 0.4% of the total fair value and 1.5% of total pre-tax unrealized losses shown in the above table. Of the $2,662.8 million that were in a gross unrealized loss position at December 31, 2004, below investment grade securities and non-rated securities had a fair value of $1.0 million and an unrealized loss of $0.3 million, which represented 0.04% of the total fair value and 0.9% of total pre-tax unrealized losses as shown in the above table.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2005 and 2004, by contractual maturity date:

	2005		2004
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	206.9	205.1	7.8	7.6
Due after five years through ten years	1,066.8	1,052.3	202.2	199.6
Due after ten years	362.4	357.2	331.6	327.0

	1,636.1	1,614.6	541.6	534.2

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	17.2	16.3	—	—
Due after five years through ten years	—	—	50.0	49.8
Due after ten years	60.3	59.5	45.7	42.1

	77.5	75.8	95.7	91.9

Foreign obligations:
Due in one year or less	3.7	3.5	8.5	8.5
Due after one year through five years	58.9	56.3	57.4	57.0
Due after five years through ten years	6.6	6.6	—	—
Due after ten years	—	—	—	—

	69.2	66.4	65.9	65.5

U.S. government obligations:
Due in one year or less	17.7	17.5	7.3	7.3
Due after one year through five years	57.0	56.7	17.5	17.4
Due after five years through ten years	37.8	37.4	—	—
Due after ten years	45.2	45.0	—	—

	157.7	156.6	24.8	24.7

U.S. agency obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	146.2	143.6	215.4	213.0
Due after five years through ten years	195.7	192.5	80.2	78.3
Due after ten years	—	—	—	—

	341.9	336.1	295.6	291.3

Mortgage and asset-backed securities	2,420.6	2,388.5	1,669.6	1,654.2

Other:
Due in one year or less	0.9	0.8	1.3	1.0
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	0.9	0.8	1.3	1.0

Total	$4,703.9	$4,638.8	$2,694.5	$2,662.8

The following table summarizes, for all securities sold at a loss during 2005 and 2004, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	2005		2004
(Dollars in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$132.7	$1.1	$8.3	$0.1
7 - 12 months	—	—	—	—
Greater than 12 months	0.4	—	2.1	0.1

	133.1	1.1	10.4	0.2

Corporate obligations in continuous unrealized loss for:
0 - 6 months	10.6	1.4	128.0	8.5
7 - 12 months	—	—	—	—
Greater than 12 months	24.6	12.2	13.6	1.6

	35.2	13.6	141.6	10.1

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	193.2	1.0	31.8	0.4
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	193.2	1.0	31.8	0.4

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	272.0	3.6	131.9	6.0
7 - 12 months	29.6	0.4	—	—
Greater than 12 months	144.8	5.0	—	—

	446.4	9.0	131.9	6.0

Mortgage and asset-backed securities in continuous unrealized loss for:
0 - 6 months	313.2	2.1	206.6	1.4
7 - 12 months	71.2	0.8	62.2	0.5
Greater than 12 months	106.6	2.5	32.9	1.5

	491.0	5.4	301.7	3.4

Other securities in continuous unrealized loss for:
0 - 6 months	48.2	0.9	36.1	0.8
7 - 12 months	—	—	—	—
Greater than 12 months	0.3	0.1	—	—

	48.5	1.0	36.1	0.8

Total	$1,347.4	$31.1	$653.5	$20.9

Excluded from 2005 and 2004, gross realized losses in the above table were impairment write-downs of $0.7 million and $0, respectively. The remaining net realized gains (losses) included in the 2005, 2004 and 2003 Consolidated Statements of Operations were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios as discussed above.

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2005 and 2004 by segment:

Rating (1):
2005:
	Financial Guarantee	Financial Services	Combined
AAA	85%	91%	88%
AA	14	3	9
A	1	4	2
BBB	<1	2	1
Below investment grade	0	<1	<1
Not rated	<1	<1	<1

	100%	100%	100%

2004:
AAA	79%	90%	84%
AA	15	2	10
A	2	5	3
BBB	<1	3	1
Below investment grade	<1	<1	<1
Not rated	4	—	2

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Short-term investments in the Financial Guarantee portfolio consisted primarily of domestic and foreign currency denominated money market funds. Short-term investments in the Financial Services portfolio consisted of money market funds.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At December 31, 2005, securities with a total carrying value of $681 million representing 4% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98 million of the securities were assigned internal ratings by Ambac.

Cash Flows. Net cash provided by operating activities was $1,007.5 million, $949.7 million and $1,005.7 million during 2005, 2004 and 2003, respectively. These cash flows were primarily provided by net insurance premium receipts of $996.0 million, $976.9 million, and $1,005.6 million in 2005, 2004 and 2003, respectively, partially offset by net claim payments of $86.7 million, $18.9 million and $34.1 million in 2005, 2004 and 2003, respectively. Future net cash provided by operating activities will be impacted by the level of claim payments. 2006 claim payments are estimated to be approximately $73.6 million for credits that are in default at December 31, 2005. Net cash provided by financing activities was $465.0 million, $655.3 million and $69.1 million during 2005, 2004 and 2003, respectively. Financing activities for the years ended 2005 and 2004 included $347.6 million and $12.8 million, respectively, in net investment and payment agreements issued (net of investment and payment agreement draws), which were provided primarily by the investment agreement business. Financing activities for the years ended 2005 and 2004 included $100.0 million and $885.2 million, respectively, in long-term debt issued by variable interest entities consolidated under the provisions of FIN46, and the net proceeds from the issuance of long-term debt by Ambac Financial Group, Inc. of $396.3 million in 2005. 2005 financing activities also included net purchases of common stock held in treasury of $279.1 million compared to $21.7 million in 2004. Financing activities for the year ended 2003 included $223.1 million used primarily by the investment agreement business for net investment and payment agreement draws paid (net of investment and payment agreements issued). Financing activities for the year 2003 also included the proceeds from the issuance of long-term debt of $363.2 million and the payment for the repurchase of Ambac’s long-term debt of $200.0 million. Net cash used in investing activities in 2005, 2004 and 2003 were $1,464.2 million, $1,609.6 million and $1,076.1 million, respectively. These investing activities were primarily net purchases of fixed income investment securities. Total cash provided by (used in) operating, investing and financing activities was $8.3 million, ($4.6) million and ($1.3) million during 2005, 2004 and 2003, respectively.

SPECIAL PURPOSE and VARIABLE INTEREST ENTITIES

Please refer to Note 2, Significant Accounting Policies” and Note 10, “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements, located in Part II, Item 8, for information regarding special purpose and variable interest entities.

ACCOUNTING STANDARDS

Please refer to Note 2, “Significant Accounting Policies” of the Consolidated Financial Statements, located in Part II, Item 8, for a discussion of the impact of recent accounting pronouncements on Ambac’s financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

RISK MANAGEMENT

In the ordinary course of business, Ambac manages a variety of risks, principally credit, market, liquidity, operational and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities. Ambac’s Portfolio Risk Management Committee (“PRMC”) employs various procedures and controls to monitor and manage credit risk. The PRMC is comprised of senior risk professionals and senior management of Ambac. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

All financial guarantees and structured credit derivatives issued are subject to a formal underwriting process. Various factors affecting the creditworthiness of the underlying obligation are evaluated during the underwriting process. Senior credit personnel approve all transactions prior to issuing a financial guarantee. Subsequent to issuance of a financial guarantee, Ambac periodically performs reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit risk relating to derivative positions (other than structured credit derivatives) primarily concern counterparty default. The majority of these counterparties are clients of the financial guarantee business which have been subject to our formal underwriting process upon the issuance of a financial guarantee. The counterparty credit worthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Please refer to Note 3 “Investments”, located in Part II, Item 8, for disclosures of collateral posted to Ambac under derivative contracts.

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable interest rates relative to tax-exempt interest rates, discussed below) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The results of this effort are reported to the PRMC. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve, “Value-at-Risk” (“VaR”) and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and derivative contracts used for hedging purposes. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2005 and 2004:

(Dollars in millions)
Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
2005:
300 basis point rise	$6,846	$(1,295)
200 basis point rise	7,362	(779)
100 basis point rise	7,794	(347)
Base scenario	8,141	—
100 basis point decline	8,400	259
200 basis point decline	8,575	434
300 basis point decline	8,664	523
2004:
300 basis point rise	$5,935	$(1,616)
200 basis point rise	6,555	(996)
100 basis point rise	7,096	(455)
Base scenario	7,551	—
100 basis point decline	7,928	377
200 basis point decline	8,222	671
300 basis point decline	8,434	883

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall interest rates, while seeking to profit from retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates change in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss. A portion of the municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. No loss during 2005 has exceeded Ambac’s VaR measure. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the years ended December 31, 2005 and 2004, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $3.3 million and $6.6 million, respectively. Ambac’s VaR ranged from a high of $7.0 million to a low of $2.5 million in 2005 and from a high of $6.9 million to a low of $6.2 million in 2004. Ambac supplements its VaR methodology, which is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding structured credit derivative and total return contracts. Ambac, through its subsidiary Ambac Credit Products, enters into structured credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related structured credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac offers credit derivatives to provide credit protection enabling financial institutions to hedge portfolios of credit risk achieving either economic or regulatory relief. Ambac Credit Products structures its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Management models the potential impact of credit spread changes on the value of its contracts.

Ambac, through its subsidiary Ambac Capital Services, enters into total return swap contracts. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. If credit spreads of the underlying obligations change, the market value of the related total return swaps changes and Ambac Capital Services could experience mark-to-market gains or losses.

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit and total return swap derivative positions assuming immediate increases in credit spreads at December 31, 2005 and 2004:

Dollars in millions) Change in Credit Spreads	Estimated Net Fair Value	Estimated Unrealized Gain/(Loss)
2005:
30 basis point widening	$(135)	$(150)
20 basis point widening	(85)	(100)
10 basis point widening	(35)	(50)
Base scenario	15	—
10 basis point narrowing	64	49
20 basis point narrowing	105	90
30 basis point narrowing	125	110
2004:
30 basis point widening	$(77)	$(79)
20 basis point widening	(51)	(53)
10 basis point widening	(24)	(26)
Base scenario	2	—
10 basis point narrowing	27	25
20 basis point narrowing	49	47
30 basis point narrowing	67	65

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. The increase in sensitivities to changes in credit spreads is primarily due to the average tenor of the portfolio.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, structured credit derivatives, investment agreements, interest rate swaps and futures contracts. Ambac Assurance manages its liquidity risk by maintaining a comprehensive daily analysis of projected cash flows. Additionally, Ambac Assurance maintains a minimum level of cash and short-term investments at all times. Ambac Credit Products manages the liquidity risk inherent in the structured credit derivative portfolio by holding cash and short-term investments. The investment agreement business manages liquidity risk by matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the dates swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

Operational Risk. Operational risk relates to the potential for loss caused by a breakdown in information, communication and settlement systems. Ambac mitigates operational risk by maintaining systems (and system backup) and procedures to monitor transactions and positions, documentation and confirmation of transactions, and compliance with regulations.

Legal Risk. Legal risks attendant to Ambac’s businesses include uncertainty with respect to the enforceability of the obligations insured by Ambac Assurance and the security therefore, as well as uncertainty with respect to the enforceability of the obligations of Ambac’s counterparties, including contractual provisions intended to reduce exposure by providing for the offsetting or netting of mutual obligations. Ambac seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

Item 8. Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Information

The management of Ambac Financial Group, Inc. is responsible for the integrity and objectivity of the Consolidated Financial Statements and all other financial information presented in this Form 10-K and for assuring that such information fairly presents the consolidated financial position and operating results of Ambac Financial Group, Inc. The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles using management’s best estimates and judgment. The financial information presented elsewhere in this Form 10-K is consistent with that in the Consolidated Financial Statements.

The independent registered public accounting firm audits Ambac Financial Group, Inc.’s Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board.

The Audit and Risk Assessment Committee of the Board of Directors, comprised solely of independent directors, meets regularly with financial and risk management, the internal auditors and the independent registered public accounting firm to review the work and procedures of each. The independent registered public accounting firm and the internal auditors have free access to the Audit and Risk Assessment Committee, without the presence of management, to discuss the results of their work and their considerations of Ambac and its subsidiaries and the quality of Ambac Financial Group,

Inc.’s financial reporting. The Audit and Risk Assessment Committee appoints the independent registered public accounting firm, subject to stockholder approval.

Management’s Report on Internal Control Over Financial Reporting

The management of Ambac Financial Group, Inc. (“Ambac”) is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the chief executive officer and chief financial officer and effected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.

As of December 31, 2005, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation in relation to the criteria established in Internal Control —Integrated Framework, management concluded that Ambac’s internal control over financial reporting is effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Ambac’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ambac Financial Group, Inc. and subsidiaries (the “Company” or “Ambac”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Ambac maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion on those consolidated financial statements.

New York, New York

March 10, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2003 Ambac Financial Group, Inc. changed its methods of accounting for variable interest entities and stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York

March 10, 2006

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2005	2004
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $14,781,028 in 2005 and $13,425,475 in 2004)	$15,124,016	$13,901,218
Fixed income securities pledged as collateral, at fair value (amortized cost of $378,480 in 2005 and $345,195 in 2004)	371,160	341,742
Short-term investments, at cost (approximates fair value)	472,034	521,226
Other, (cost of $13,537 in 2005 and $3,731 in 2004)	14,173	4,234

Total investments	15,981,383	14,768,420
Cash	28,295	19,957
Securities purchased under agreements to resell	419,000	353,000
Receivable for securities sold	2,161	1,319
Investment income due and accrued	178,779	162,506
Reinsurance recoverable on paid and unpaid losses	3,730	16,765
Prepaid reinsurance	303,383	297,330
Deferred acquisition costs	202,195	184,766
Loans	1,344,140	1,405,700
Derivative assets	1,101,948	1,462,320
Other assets	160,126	77,523

Total assets	$19,725,140	$18,749,606

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$2,954,718	$2,778,893
Losses and loss expense reserve	304,139	254,055
Ceded reinsurance balances payable	23,746	18,248
Obligations under investment and payment agreements	7,056,222	6,813,914
Obligations under investment repurchase agreements	196,568	266,806
Deferred income taxes	257,987	217,373
Current income taxes	16,726	16,406
Long-term debt	2,233,582	1,866,207
Accrued interest payable	108,195	71,058
Derivative liabilities	935,440	1,213,451
Other liabilities	253,969	208,732
Payable for securities purchased	11,641	6

Total liabilities	14,352,933	13,725,149

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares — 4,000,000; issued and outstanding shares — none	—	—
Common stock, par value $0.01 per share; authorized shares — 350,000,000; issued and outstanding shares — 109,193,096 at December 31, 2005 and 108,915,944 at December 31, 2004	1,092	1,089
Additional paid-in capital	723,680	694,465
Accumulated other comprehensive income	202,312	296,814
Retained earnings	4,692,701	4,032,089
Common stock held in treasury at cost, 3,553,650 at December 31, 2005 and 0 shares at December 31, 2004	(247,578)	—

Total stockholders’ equity	5,372,207	5,024,457

Total liabilities and stockholders’ equity	$19,725,140	18,749,606

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2005	2004	2003
Revenues:
Financial Guarantee:
Gross premiums written	$1,095,719	$1,047,811	$1,143,703
Ceded premiums written	(99,673)	(70,946)	(138,146)

Net premiums written	$996,046	$976,865	$1,005,557

Net premiums earned	$816,020	$716,659	$620,317
Other credit enhancement fees	50,091	47,326	46,933

Net premiums earned and other credit enhancement fees	866,111	763,985	667,250
Net investment income	426,114	361,086	321,089
Net realized investment gains	6,307	30,004	40,190
Net mark-to-market gains on credit derivative contracts	13,618	17,734	23
Other income (loss)	12,311	(4,102)	5,026
Financial Services:
Interest from investment and payment agreements	270,299	198,800	211,974
Derivative products	15,757	26,399	17,723
Net realized investment gains (losses)	2,314	5,099	(1,981)
Net mark-to-market gains on total return swap contracts	1,330	9,376	2,877
Net mark-to-market gains (losses) on non-trading derivative contracts	44,201	(3,329)	779
Corporate:
Net investment income	3,345	1,674	7,026
Net realized investment (losses) gains	—	(18)	232

Total revenues	1,661,707	1,406,708	1,272,208

Expenses:
Financial Guarantee:
Losses and loss expenses	149,856	69,600	53,400
Underwriting and operating expenses	117,809	106,563	92,035
Interest expense on variable interest entity notes	47,450	5,144	—
Financial Services:
Interest from investment and payment agreements	239,255	168,943	196,318
Other expenses	13,683	14,671	12,103
Interest	55,896	54,322	54,201
Corporate	14,994	10,683	14,562

Total expenses	638,943	429,926	422,619

Pre-tax income from continuing operations	1,022,764	976,782	849,589
Provision for income taxes	271,754	250,942	221,490

Net income from continuing operations	751,010	725,840	628,099

Discontinued Operations:
Pre-tax loss from discontinued operations	—	(1,349)	(6,976)
Income tax (benefit) expense	—	(60)	2,208

Net loss from discontinued operations	—	(1,289)	(9,184)

Net income	$751,010	$724,551	$618,915

Earnings per share:
Income from continuing operations	$6.94	$6.62	$5.90
Discontinued operations	$0.00	($0.01)	($0.09)

Net income	$6.94	$6.61	$5.81

Earnings per diluted share:
Income from continuing operations	$6.87	$6.54	$574
Discontinued operations	$0.00	($0.01)	($0.08)

Net income	$6.87	$6.53	$5.66

Weighted-average number of common shares outstanding:
Basic	108,280,281	109,602,601	106,553,103
Diluted	109,394,985	110,898,854	109,409,776

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
(Dollars in Thousands)	2005		2004		2003
Retained Earnings:
Balance at January 1	$4,032,089		$3,380,098		$2,820,281
Net income	751,010	$751,010	724,551	$724,551	618,915	$618,915

Dividends declared – common stock	(58,805)		(50,910)		(44,739)
Exercise of stock options	(31,593)		(21,650)		(14,359)

Balance at December 31	$4,692,701		$4,032,089		$3,380,098

Accumulated Other Comprehensive Income:
Balance at January 1	$296,814		$266,919		$265,427
Unrealized (losses) gains on securities, ($124,780), $15,131, and ($10,397), pre-tax, in 2005, 2004 and 2003, respectively) (1)		(87,280)		8,368		(5,923)
Gains on derivative hedges, $1,205, $29,725, and $6,777 pre-tax in 2005, 2004 and 2003, respectively		1,122		17,851		4,066
Foreign currency (loss) gain		(8,344)		3,676		3,349

Other comprehensive (loss) income	(94,502)	(94,502)	29,895	29,895	1,492	1,492

Total comprehensive income		$656,508		$754,446		$620,407

Balance at December 31	$202,312		$296,814		$266,919

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,089		$1,073		$1,062
Issuance of stock	3		16		11

Balance at December 31	$1,092		$1,089		$1,073

Additional Paid-in Capital:
Balance at January 1	$694,465		$606,468		$550,289
Stock based compensation	27,454		48,722		30,445
Issuance of stock	1,761		43,973		30,405
Capital issuance costs	—		(4,698)		(4,671)

Balance at December 31	$723,680		$694,465		$606,468

Common Stock Held in Treasury at Cost:
Balance at January 1	$—		$—		$(11,880)
Cost of shares acquired	(309,670)		(51,781)		(20,247)
Shares issued under equity plans	62,092		51,781		32,127

Balance at December 31	$(247,578)		$—		$—

Total Stockholders’ Equity at December 31	$5,372,207		$5,024,457		$4,254,558

(1) Disclosure of reclassification amount:	2005	2004	2003
Unrealized holding (losses) gains arising during period	$(84,273)	$32,062	$26,168
Less: reclassification adjustment for net gains included in net income	3,007	23,694	32,091

Net unrealized (losses) gains on securities	$(87,280)	$8,368	$(5,923)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2005	2004	2003
Cash flows from operating activities:
Net income	$751,010	$724,551	$618,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,287	2,890	3,165
Amortization of bond premium and discount	(2,736)	(4,475)	18,361
Current income taxes	16,544	10,412	16,320
Deferred income taxes	71,275	19,990	(6,815)
Deferred acquisition costs	(17,429)	(9,470)	(1,241)
Unearned premiums, net	169,772	261,534	387,308
Losses and loss expenses	63,119	50,906	19,089
Ceded reinsurance balances payable	5,498	2,865	(1,547)
Investment income due and accrued	(16,273)	(2,826)	(17,033)
Accrued interest payable	37,137	(3,177)	(7,311)
Net realized investment gains	(8,621)	(35,085)	(38,441)
Other, net	(66,085)	(68,413)	14,959

Net cash provided by operating activities	1,007,498	949,702	1,005,729

Cash flows from investing activities:
Proceeds from sales of bonds	2,189,299	2,941,467	3,632,072
Proceeds from matured bonds	1,524,564	1,451,311	2,634,394
Proceeds from the sales of Cadre Financial Services, Inc.	—	3,676	—
Purchases of bonds	(5,105,902)	(4,862,050)	(7,699,387)
Change in short-term investments	49,192	(270,844)	145,379
Securities purchased under agreements to resell	(66,000)	(298,985)	206,803
Loans, net	(4,660)	(567,719)	5,828
Other, net	(50,685)	(6,415)	(1,194)

Net cash used in investing activities	(1,464,192)	(1,609,559)	(1,076,105)

Cash flows from financing activities:
Dividends paid	(58,805)	(50,910)	(44,739)
Securities sold under agreements to repurchase	—	(225,500)	89,081
Proceeds from issuance of investment and payment agreements	1,652,029	2,053,150	1,933,922
Payments for investment and payment draws	(1,304,384)	(2,040,327)	(2,157,006)
Proceeds from issuance of long-term debt	496,332	885,217	363,188
Payments for redemption of long-term debt	(54,982)	—	(200,000)
Capital issuance costs	(5,035)	(4,698)	(4,671)
Net cash collateral received	17,175	16,062	47,028
Issuance of common stock	1,764	43,989	30,416
Purchases of treasury stock	(309,670)	(51,781)	(20,247)
Proceeds from sale of treasury stock	30,608	30,073	32,127

Net cash provided by financing activities	465,032	655,275	69,099

Net cash flow	8,338	(4,582)	(1,277)
Cash at January 1	19,957	24,539	25,816

Cash at December 31	$28,295	$19,957	$24,539

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$185,927	$180,333	$175,624
Interest expense on long-term debt	$86,779	$58,223	$54,423
Interest on investment agreements	$250,935	$157,576	$180,287
Cash received during the year for:
Income taxes	$896	$—	$—

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND

Ambac Financial Group, Inc. is a holding company incorporated in the state of Delaware. Ambac through its subsidiaries provides financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc. and Rating and Investment Information, Inc. Ambac’s Financial Services segment provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its insurance clients which include municipalities and other public entities, health care organizations and asset-backed issuers.

2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Ambac and subsidiaries have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Actual results could differ from those estimates. The significant accounting policies of Ambac are described below:

Consolidation:

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as special purpose entities (“SPEs”), through arrangements that do not involve controlling voting interests.

There are two different accounting frameworks applicable to SPEs; the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125); and the variable interest entity (“VIE”) framework under Financial Interpretation Number (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and Ambac’s relation to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

consolidated by the transferor or other counterparty, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. Ambac follows the QSPE model for its medium-term note issuance program and does not consolidate those SPEs.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46R. Under FIN 46R, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance it’s activities without additional subordinated financial support from other parties, (ii) its equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) its equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns.

FIN 46R requires a variable interest holder (i.e., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Ambac determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Ambac performs a quantitative analysis.

Prior to Ambac’s adoption of FIN 46 on December 31, 2003, the decision of whether or not to consolidate depended on the applicable accounting principles for non QSPEs, including a determination regarding the nature and amount of investment made by third parties in the SPE. Consideration was given to, among other factors, whether a third party had made a substantive equity investment in the SPE; which party had voting rights, if any; who made decisions about the assets in the SPE; and who was at risk of loss.

Investments:

Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Short-term investments are carried at cost, which approximates fair value. For purposes of computing amortized cost, premiums and discounts are accounted for using the interest method. For bonds purchased at a price below par value, discounts are accreted over the remaining term of the securities even if they are callable. For bonds purchased at a price above par value that have call features, premiums are amortized to the call date that produces the lowest yield, typically the first call date. For premium bonds that do not have call features, such premiums are amortized over the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

remaining terms of the securities. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt security is impaired if its fair value falls below its amortized cost and the decline is considered “other than temporary.” If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss; net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Factors considered when assessing impairment include: (i) securities whose fair values have declined by 20% or more below amortized cost; (ii) securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Ambac’s assessment of a decline in value includes management’s current judgment of the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary.

Repurchase Agreements:

Securities purchased under agreements to resell and securities sold under agreements to repurchase, represent short-term collateralized financing transactions and are recorded at their contracted amounts, plus accrued interest. Ambac nets securities purchased under agreements to resell and securities sold under agreements to repurchase that are executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Ambac takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. At December 31, 2005 and 2004, collateral underlying securities purchased under agreements to resell had an average credit rating of triple-A and a weighted average maturity of 93 days and 27 days, respectively.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business, have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of employees, marketing, rating agency fees, and certain other underwriting expenses, net of reinsurance ceding commissions. Premium taxes and reinsurance commissions are deferred in their entirety. Acquisition costs associated with credit derivatives are

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

expensed as incurred. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refundings or calls and to reflect changes in the estimated lives of certain insured obligations amounted to $30,582, $25,260 and $38,529 for 2005, 2004 and 2003, respectively. Deferred acquisition costs, net of such amortization, amounted to $17,429, $9,470 and $1,241 for 2005, 2004 and 2003, respectively.

Loans:

Loans are reported at their outstanding unpaid principal balances, net of fair value hedge adjustments. These fair value hedge adjustments are discussed further in “Derivative Contracts used for Hedging Purposes” below. Interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the issuer, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

Losses and Loss Expenses:

Ambac provides financial guarantee insurance on certain debt obligations. This financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the debt security fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in the section entitled “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observance of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed below, the accounting for credit loss reserves is possibly subject to change.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported and are reflected on an undiscounted basis as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

criteria for an exposure to be included on the adversely classified credit listing includes the deterioration in an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), problems with the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issuer. For example, a servicer of a mortgage-backed securitization that does not remain current in their collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. Estimates are computed for each adversely classified credit. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits Ambac would use relevant information obtained from its remediation efforts to adjust the estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $197,607 and $120,802 at December 31, 2005 and 2004, respectively. The active credit reserves at December 31, 2005 and 2004 was comprised of 90 and 68 credits with net par outstanding of $6,319,724 and $7,574,223, respectively. Included in the calculation of active credit reserves at December 31, 2005 and 2004 was the consideration of $17,479 and $17,891, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligation.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provision for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Ambac discounts these estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Discount rates applied to case basis credit reserves were 4.75% and 6.0% at December 31, 2005 and 2004, respectively. Case basis credit reserves were $106,532 and $133,254 at December 31, 2005 and 2004, respectively. The case basis credit reserves at December 31, 2005 and 2004 were comprised of 10 and 11 credits, respectively, with net par outstanding of $838,975 and $661,396, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $3,468 and $16,499 at December 31, 2005 and 2004, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $304,139 and $254,055 at December 31, 2005 and 2004, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio.

Our liabilities for credit losses are based in part on the short-duration accounting guidance in SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.” The trustee (on behalf of the insured party), named beneficiary or custodian has a right to a claim payment under the financial guarantee insurance policy at the date of the first scheduled debt service payment of a defaulted security in the amount equal to the payment shortfall. We believe a loss event occurs for financial guarantee insurance products at the time the issuers’ financial condition deteriorates to an impaired credit status rather than at the time the insured party has a right to a claim payment. Because of this belief and the ambiguities discussed below in the application of SFAS No. 60 to the financial guarantee industry, Ambac does not believe that SFAS No. 60 alone provides sufficient guidance. As a result, Ambac supplements the guidance in SFAS No. 60 with the guidance in SFAS No. 5, “Accounting for Contingencies,” which calls for a loss to be accrued if it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Ambac also relies by analogy on EITF Issue No. 85-20, “Recognition of Fees for Guaranteeing a Loan,” which states that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS No. 5.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac is aware that there are certain differences regarding the measurement of liabilities for credit losses among participants in the financial guarantee industry. Difficulties applying the existing insurance accounting literature such as the classification of the insurance contracts as either short-duration or long-duration to the attributes of financial guarantee insurance, different measurement models and assumptions utilized, regulatory guidance provided to certain entities, and the existence of accounting literature providing guidance with respect to liability recognition for loan guarantees are the reasons for differences among the industry participants.

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued in 2006. When the FASB or SEC reach a conclusion on this issue, Ambac and the rest of the financial guarantee industry may be required to change some aspects of their loss reserving policies and the potential changes could extend to premium and expense recognition. Ambac cannot predict how the FASB or SEC will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policy with respect to the establishment of both case and active credit reserves.

Obligations under Investment and Payment Agreements and Investment Repurchase Agreements:

Obligations under investment and payment agreements and investment repurchase agreements are recorded as liabilities on the Consolidated Balance Sheets at the amortized cost value of the agreement. The carrying value of these obligations is adjusted for principal paid and interest credited to the account as well as any fair value hedge adjustments. These fair value hedge adjustments are discussed further in “Derivative Contracts used for Hedging Purposes” below. Unsettled agreements are recorded on a trade-date basis on the Consolidated Balance Sheets at the time of commitment. Interest expense is computed based upon daily outstanding settled liability balances at rates and periods specified in the agreements.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations), or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities; and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionally, based on total principal amount guaranteed and is recognized as premiums earned on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Premiums ceded to reinsurers reduce the amount of net premiums earned Ambac will recognize from its insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. Prepaid reinsurance represents the portion of premiums ceded to reinsurers relating to unearned premiums ceded under reinsurance contracts.

Financial Services Revenue:

Ambac’s Financial Services revenues includes the following products:

Investment agreements – Ambac provides investment agreements and investment repurchase agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon return based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in high credit quality fixed income investments. Interest income from these investments is included in Financial Services revenues.

Interest rate, currency swaps and total return swaps – Ambac provides interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. Ambac also enters into total return swaps, which contain contractual provisions similar to credit default swaps, with various financial institutions. All interest rate, currency and total return swap revenues are accounted for as “Derivative Contracts Classified as Held for Trading Purposes,” which is discussed in the Derivatives Contracts section below.

Derivative Contracts:

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 and SFAS 149, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes are obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation results from these models could differ materially from amounts that would actually be realized in the market. In accordance with the Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), recognition of a trading profit at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the life of the transaction. The fair value includes an adjustment for counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs.

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

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac Assurance Corporation, through its subsidiary Ambac Credit Products, enters into structured credit derivative transactions with various financial institutions. Management views these structured credit derivative transactions as an extension of its financial guarantee business, which Ambac intends to hold for the entire term of the contract. These structured credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in the Consolidated Statement of Operations. The fee component is reflected in “Other Credit Enhancement Fees”, and the mark-to-market gains or losses associated with fair value changes are reflected in “Net Mark-to-Market Gains on Credit Derivative Contracts”.

Financial Services – Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services enters into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The entire change in fair value of interest rate and currency swaps and the fee component of total returns swaps are reflected in “Derivative Product Revenues” and the mark-to-market gains or losses associated with the fair value changes on total return swaps are reflected in “Net Mark-to-Market Gains on Total Return Swap Contracts”.

Derivative Contracts used for Non-Trading and Hedging Purposes:

In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income.

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the gain or loss on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount representing hedge ineffectiveness, recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was $327, $132 and $792 for 2005, 2004 and 2003, respectively.

Interest rate swaps are also utilized to hedge the exposure to variable interest rates. These interest rate swap hedges are referred to as “cash flows” hedges. Gains and losses on interest rate swaps that meet the technical requirements for hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity, until earnings are affected by the variability in cash flows of the designated hedged item. During 2005 $612 of cash flow hedge ineffectiveness was reported in net income with no cash flow hedge ineffectiveness reported in net income for 2004 and 2003.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts was $43,874, $(3,461) and $(13) for 2005, 2004 and 2003, respectively. The majority of these derivatives have been redesignated to meet the technical requirements of SFAS 133 in 2005. It is expected that the change in the fair value of these hedging derivatives to be highly effective at achieving offsetting changes in fair values of the hedged items on a prospective basis.

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold or terminated. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in Accumulated Other Comprehensive Income and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in Accumulated Other Comprehensive Income will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Depreciation and Amortization:

Depreciation of furniture and fixtures and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the lesser of ten years or the remaining term of the operating leases, ranging from one to ten years, using the straight-line method.

Postretirement and Postemployment Benefits:

Ambac provides various postretirement and postemployment benefits, including pension and health and life benefits covering substantially all employees who meet certain age and service requirements. Ambac accounts for these benefits under the accrual method of accounting. Amounts related to the defined benefit pension plan and postretirement health benefits liability are established and charged to expense based on actuarial determinations.

Stock Compensation Plans:

Effective January 1, 2003, Ambac began to account for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS Statement 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) as amended by SFAS Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), prospectively to all employee awards granted after January 1, 2003. Under this method of adoption, compensation expense is recognized over the relevant service period based on the fair value of stock options and restricted stock units granted for 2003 and future years. No unearned compensation is included in “Stockholders’ Equity” for such stock options and restricted stock units granted. Rather, such stock options and restricted stock units are included in “Stockholders’ Equity” under SFAS 123 when services required from employees in exchange for the awards are rendered and expensed. Compensation expense for restricted stock units is recognized over the relevant service periods based on the applicable vesting provisions.

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS Statement 52, “Foreign Currency Translation” (“SFAS 52”). Under SFAS 52, functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of “Accumulated Other Comprehensive Income,” net of any related taxes in Stockholders’ Equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net income.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Consolidated Statements of Operations include pre-tax gains from such foreign exchange items of $6,270, $6,600 and $10,027 for 2005, 2004 and 2003, respectively.

Income Taxes:

Ambac files a consolidated Federal income tax return with its subsidiaries. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Net Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding includes common stock deliverable pursuant to stock options and restricted stock units. These dilutive shares totaled 2,098,074, 2,516,877 and 2,856,673 additional shares from the assumed conversion of dilutive stock options and restricted stock units at December 31, 2005, 2004 and 2003, respectively. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year.

Accounting Standards:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123-R, “Share-Based Payment”. This Statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date using the fair-value measurement method. Originally, SFAS 123-R was to be effective for interim or annual periods beginning after June 15, 2005. However, in April 2005, the effective date was amended to the first interim reporting date of the next fiscal year after June 15, 2005. Ambac adopted SFAS 123-R on January 1, 2006 by using a modified prospective approach. The adoption of SFAS 123-R is not expected to have a material impact on Ambac’s operating results.

On November 3, 2005, the FASB issued FASB Staff Position (FSP) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

This FSP nullifies certain requirements of EITF Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary-Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The FSP addresses determining when an investment is considered impaired and whether that impairment is other than temporary, and measuring an impairment loss. The FSP also addresses the accounting after an entity recognizes an other-than-temporary impairment, and requires certain disclosures about unrealized losses that the entity did not recognize as other-than-temporary impairments. The FSP is effective for the reporting periods beginning after December 15, 2005. Ambac will adopt FSP on January 1, 2006. The adoption of FSP FAS 115-1 and FAS 124-1 is not expected to have a material impact on Ambac’s operating results.

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 and SFAS 140, and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, eliminate a restriction on the passive derivative instruments that a QSPE may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Ambac is currently evaluating the implications of SFAS 155 on its financial statements.

The FASB is currently working on a number of amendments to the existing accounting standards governing financial guarantees, asset transfers, securitization, consolidation, and fair value of financial instruments. Upon completion of these standards, Ambac will need to reevaluate its accounting and disclosures. In addition, the FASB is currently working on a project that will change the accounting and reporting for pension and postretirement plans. Management expects the new standard to require companies to record an asset or liability on the Consolidated Balance Sheet equal to the funded status of the plans. Any other plan assets or liabilities would be reflected net as an adjustment to stockholders’ equity.

Reclassifications:

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

3        INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2005 and 2004 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2005: Fixed income securities:
Municipal obligations	$6,649,815	$268,052	$21,513	$6.896,354
Corporate obligations	525,609	32,318	1,688	556,239
Foreign obligations	203,348	6,186	2,790	206,744
U.S. government obligations	184,421	1,149	1,105	184,465
U.S. agency obligations	902,215	50,000	5,785	946,430
Mortgage and asset-backed securities	6,315,620	42,933	24,769	6,333,784
Short-term	472,034	—	—	472,034
Other	13,537	787	151	14,173

	15,266,599	401,425	57,801	15,610,223

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	378,480	—	7,320	371,160

Total	$15,645,079	$401,425	$65,121	$15,981,383

2004: Fixed income securities:
Municipal obligations	$6,017,682	$341,903	$7,395	$6,352,190
Corporate obligations	632,303	45,238	3,758	673,783
Foreign obligations	217,007	21,282	416	237,873
U.S. government obligations	123,499	1,923	101	125,321
U.S. agency obligations	829,886	50,666	4,310	876,242
Mortgage and asset-backed securities	5,605,098	42,471	11,760	5,635,809
Short-term	521,226	—	—	521,226
Other	3,731	773	270	4,234

	13,950,432	504,256	28,010	14,426,678

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	345,195	209	3,662	341,742

Total	$14,295,627	$504,465	$31,672	$14,768,420

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds sterling, Euros or Australian dollars.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of fixed income securities and short-term investments at December 31, 2005, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$564,688	$567,132
Due after one year through five years	1,211,406	1,223,520
Due after five years through ten years	2,651,438	2,678,852
Due after ten years	4,523,447	4,806,935

	8,950,979	9,276,439
Mortgage and asset-backed securities	6,694,100	6,704,944

	$15,645,079	$15,981,383

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004:

	Less Than 12 Months		12 Months or More		Total
2005:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Municipal obligations.	$1,335,894	$13,839	$278,752	$7,674	$1,614,646	$21,513
Corporate obligations	24,688	982	51,063	706	75,751	1,688
Foreign obligations	52,208	1,194	14,228	1,596	66,436	2,790
U.S. government obligations	139,244	980	17,372	125	156,616	1,105
U.S. agency obligations	313,102	4,753	23,021	1,032	336,123	5,785
Mortgage and asset-backed securities	1,502,716	13,032	885,768	19,057	2,388,484	32,089
Other	240	3	538	148	778	151

Total temporarily impaired securities	$3,368,092	$34,783	$1,270,742	$30,338	$4,638,834	$65,121

2004:
Municipal obligations.	$409,651	$4,586	$124,564	$2,809	$534,215	$7,395
Corporate obligations.	58,082	588	33,754	3,170	91,836	3,758
Foreign obligations.	8,516	13	56,995	403	65,511	416
U.S. government obligations.	24,701	101	—	—	24,701	101
U.S. agency obligations	261,340	2,717	29,916	1,593	291,256	4,310
Mortgage and asset-backed securities	1,040,614	7,033	613,678	8,389	1,654,292	15,422
Other	151	3	852	267	1,003	270

Total temporarily impaired securities	$1,803,055	$15,041	$859,759	$16,631	$2,662,814	$31,672

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

At December 31, 2005 and 2004, there were 345 and 196 investments in fixed income securities where the aggregate amortized cost exceeded fair value by $65,121 or 1% and $31,672 or 1%, respectively. Management has determined that the unrealized losses in fixed income securities at December 31, 2005 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. There were no individual securities with material unrealized losses as of December 31, 2005 and 2004. Of the $34,783 and $15,041 that have been in a gross unrealized loss position for less than a year, 97% and 100% are rated investment grade for 2005 and 2004, respectively. Of the $30,338 and $16,631 that have been in a gross unrealized loss position for a year or more, 100% and 98% are rated investment grade for 2005 and 2004, respectively.

Securities carried at $6,583 and $6,644 at December 31, 2005 and 2004, respectively, were deposited by Ambac with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At December 31, 2005, securities with a total carrying value of $681,000 representing 4% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98,000 of the securities were assigned internal ratings by Ambac.

Net investment income from the Financial Guarantee segment was comprised of the following:

	2005	2004	2003
Fixed income securities	$388,255	$359,879	$319,372
Short-term investments	8,071	2,465	2,321
Loans	35,496	3,623	2,726

Total investment income	431,822	365,967	324,419
Investment expense	(5,708)	(4,881)	(3,330)

Net investment income	$426,114	$361,086	$321,089

The Financial Guarantee segment had gross realized gains of $20,376, $46,627 and $45,890 in 2005, 2004 and 2003, respectively, and gross realized losses of $14,069, $16,623 and $5,700 in 2005, 2004 and 2003, respectively. Included in the above are net foreign exchange gains of $7,448, $5,654 and $8,528 in 2005, 2004 and 2003, respectively. Net foreign exchange gains primarily resulted from sales and maturities of long-term foreign currency denominated securities in 2005, 2004 and 2003.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Included in gross realized losses were impairment write-downs of $340, $0, and $0 in 2005, 2004 and 2003, respectively.

The Financial Services segment had gross realized gains of $20,364, $11,217 and $18,885 in 2005, 2004 and 2003, respectively, and gross realized losses of $18,049, $4,129 and $20,866 in 2005, 2004 and 2003, respectively. Included in gross realized losses were impairment write-downs of $334, $0, and $10,470, during 2005, 2004 and 2003 respectively. The 2003 impairment write-down of $10,470 was related to asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). This loss was in addition to the loss reported in 2002 which amounted to $139,731. These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, have defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2005 and 2004, Ambac has received cash recoveries of $10,767 and $17,850, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a Trust created under the Plan and litigation settlements. Ambac received additional NCFE related cash recoveries of approximately $6,000 during February 2006. Also in February 2006, Ambac, and a group of certain other note holders, entered into a litigation settlement agreement. During the same month, a Trust of which Ambac is a beneficiary also entered into a litigation settlement agreement. Recoveries resulting from these separate settlement agreements have been placed into escrow accounts and Ambac’s shares aggregate to approximately $36,000.

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Securities purchased under agreements to resell (repurchase agreements)—In the normal course of business, Ambac holds securities under repurchase agreements with various counterparties. A portion of these securities has been pledged to Ambac’s investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). Such securities may not then be repledged by the investment agreement counterparty to another entity. Securities purchased under agreements to resell have also been pledged to certain interest rate swap and structured credit derivative counterparties. Under the terms of these derivative agreements, Ambac and its counterparties may be required to pledge collateral to the other resulting from changes in the estimated fair value of those agreements. Both Ambac and the counterparties have identical rights to pledge or rehypothecate the securities received under these derivative agreements.

(2)	Securities held in Ambac’s investment portfolio—Ambac pledges investments it holds in its Financial Services investment portfolio to both investment and payment agreement counterparties in accordance with the terms and conditions described in (1) above. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (reverse repurchase agreements). Ambac’s counterparties under derivative agreements and reverse repurchase agreements have the right to pledge or rehypothecate the securities, which were pledged or sold, respectively. Consequently, securities held in Ambac’s investment portfolio which are pledged or sold under reverse repurchase agreements, are separately classified on the Consolidated Balance Sheet as “Fixed income securities pledged as collateral, at fair value”.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(3)	Cash and Securities pledged to Ambac under derivative agreements –Ambac may repledge securities it holds from certain derivative counterparties as described in (1) above, to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio, and (ii) how that collateral was pledged to various investment and payment agreement, derivative and reverse repurchase agreement counterparties at December 31, 2005 and 2004:

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair value of securities sold under agreements to repurchase
2005:
Sources of Collateral:
Securities purchased under agreements to resell	$786,425	$334,223	$—	$—
Securities pledged directly from the investment portfolio	710,039	338,879	—	371,160
Cash and securities pledged from its derivative counterparties	167,640	—	7,154	—

2004:
Sources of Collateral:
Securities purchased under agreements to resell	$699,415	$439,573	$14,199	$—
Securities pledged directly from the investment portfolio	726,213	384,471	—	341,742
Cash and securities pledged from its derivative counterparties	153,143	—	109,044	—

4        LOANS

In the normal course of business, Ambac primarily extended loans for the following purposes:

Structured Municipal Transactions: Loans have been extended to customers participating in certain structured municipal transactions. The loans are collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying the transactions serve as additional collateral for the loans. Ambac acts as the payment custodian and holds the funds posted as collateral. At December 31, 2005 and 2004, both the loan balances outstanding and collateral held were $631,430 and $648,631, respectively. As of December 31, 2005 and 2004, the interest rates on these

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

loans ranged from 6.25% to 8.06%. The range of expected final maturity dates of these loans is January 2013 to January 2027 as of December 31, 2005.

Investment Partnerships: Ambac has senior secured short-term loans outstanding to certain investment partnerships which invest in diversified portfolios of assets, primarily high-yield debt obligations and bank loans. The loans are collateralized with a first priority lien and security interest in the invested assets. As of December 31, 2005, Ambac had outstanding loan balances of $26,773 with interest rates ranging from 4.98% to 5.75%. The range of maturity dates for these loans was January 2006 to June 2006. As of December 31, 2004, Ambac had outstanding loan balances of $21,478 with interest rates ranging from 3.07% to 3.34%. The range of maturity dates for these loans was February 2005 to April 2005.

Refer to Note 10 for additional information on loans issued by entities consolidated under the provisions of FIN 46.

5        REINSURANCE

In the ordinary course of business, Ambac Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income in proportion to the protection received. The effect of reinsurance on premiums written and earned was as follows:

	Years Ended December 31,
	2005		2004		2003
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,042,138	$873,716	$1,009,243	$777,677	$1,114,445	$692,170
Assumed	53,581	35,924	38,568	38,059	29,258	36,958
Ceded	(99,673)	(93,620)	(70,946)	(99,077)	(138,146)	(108,811)

Net premiums	$996,046	$816,020	$976,865	$716,659	$1,005,557	$620,317

Ambac Assurance pledged cash and fixed income securities to foreign insurers of $13,556, $15,086 and $13,584 at December 31, 2005, 2004 and 2003, respectively, related to business assumed from those insurers.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders in the full amount of its policy.

Ambac Assurance’s reinsurance assets, including prepaid reinsurance and reinsurance recoverables on losses amounted to $307,113 at December 31, 2005. This credit exposure existed at December 31, 2005 with respect to reinsurance recoverables to the extent that any reinsurer may not

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2005, approximately 44% of the reinsurance assets were due from unauthorized reinsurers. In order to obtain statutory recognition, all of these amounts were collateralized ($203,963 of collateral at December 31, 2005). The collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. The remaining 56% of the reinsurance assets were from authorized reinsurers. The terms authorized and unauthorized pertain to regulatory categories, not creditworthiness. Approximately 87% of the balances with respect to authorized reinsurers are from reinsurers rated AA or better, as rated by Standard and Poor’s. This rating is a measure of financial strength.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts; and (iii) has certain termination triggers that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. For the years ended December 31, 2005, 2004 and 2003, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $22,936, $2,581 and $4,041, respectively. Reinsurance recoverables on paid losses and loss expenses as of December 31, 2005, 2004 and 2003 were $263, $266 and $495, respectively.

In January 2006, Ambac exercised its termination rights and cancelled the remaining reinsurance contracts with AXA Re Finance S.A. and American Reinsurance Company. This cancellation will result in approximately $37,000 in return premiums to Ambac Assurance, of which approximately $29,300 will be deferred. The difference of $7,700 results from the difference between the negotiated amount of return premiums and the associated unearned premiums remaining on the underlying guarantees, and will be earned in 2006.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

6        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, Ambac Assurance’s liability for losses and loss expenses consists of case basis and active credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

	2005	2004	2003
Case basis loss and loss expense reserves:
Balance at January 1	$133,254	$57,233	$53,592
Less: reinsurance recoverables	16,499	2,535	4,600

Net balance at January 1	116,755	54,698	48,992

Transfers from active reserves:
Current year	31,274	40,215	25,361
Prior years	41,776	40,765	14,403

Total transfers from active reserves	73,050	80,980	39,764

Paid (net of recoveries) related to:
Current year	2,755	214	9,825
Prior years	83,986	18,709	24,233

Total paid	86,741	18,923	34,058

Net balance at December 31	103,064	116,755	54,698
Plus reinsurance recoverables	3,468	16,499	2,535

Balance at December 31	106,532	133,254	57,233

Active credit reserve:
Balance at January 1	120,801	132,181	118,545
Provision for losses	149,856	69,600	53,400
Transfers to case reserves	(73,050)	(80,980)	(39,764)

Balance at December 31	197,607	120,801	132,181

Total	$304,139	$254,055	$189,414

During 2005, 2004 and 2003, gross losses paid were $119,070, $55,321 and $45,621, respectively. During 2005, 2004 and 2003, recoveries from reinsurers for paid losses were $22,936, $2,769 and $4,041, respectively. During 2005, 2004 and 2003, other recoveries of losses were $9,394, $33,628 and $7,522, respectively.

The provision for losses and loss expenses represents the expense recorded to bring the total reserve (active credit and case basis credit) to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The provision for losses of $149,856 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The 2005 loss and loss expenses were primarily driven by a provision for losses of $91,500 for municipal exposures impacted by Hurricane Katrina and losses of $70,100 from three credits that experienced credit deterioration, partially offset by favorable development in other aspects of our adversely classified credit listing. Provisions are recognized through the active credit reserve based on the ongoing analysis of the portfolio as discussed in Note 2. Upon

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

default of the underlying credit, the reserve is transferred from active credit reserves to case basis credit reserves. Additional provisions for losses upon further credit deterioration of a defaulted exposure are initially recorded in active credit reserve and subsequently transferred to case basis credit reserve.

Transfers from active credit reserves related to prior years were $41,776 and $40,765 for the years ended December 31, 2005 and 2004, respectively.

A domestic health care institution, which defaulted in a prior year, continued to experience significant financial stress in 2005. Ambac believes the primary factor causing the loss on this exposure is the competitive local environment for health care delivery and the resulting impact on revenue generation. Ambac is closely surveilling this credit and is in frequent communication with the issuer’s management. An enhanced equipment trust that was impacted by a bankruptcy of a commercial airline in 2004, experienced additional losses in 2005 upon the settlement of the trust. In connection with the settlement of the trust, Ambac purchased three airplanes. In February 2006, Ambac sold these airplanes and recognized a realized gain of approximately $25,000. Transfers to case reserves for these two credits amounted to $46,399 and $42,315 in 2005 and 2004, respectively.

7        LONG-TERM DEBT AND LINES OF CREDIT

Long-term Debt:

The carrying value of long-term debt was as follows:

	As of December 31,
	2005	2004
9-3/8% Debentures, due 2011	$142,261	$142,219
7-1/2% Debentures, due 2023	74,641	74,620
5.95% Debentures, due 2035	399,832	—
7.00% Debentures, due 2051	200,000	200,000
5.95% Debentures, due 2103	200,000	200,000
5.875% Debentures, due 2103	175,000	175,000

Total debentures	1,191,734	791,839
Variable interest entity notes	1,041,848	1,074,368

Total long-term debt	$2,233,582	$1,866,207

The debentures due on August 1, 2011 were issued on August 8, 1991 in the principal amount of $150,000 and bear interest of 9-3/8%, payable on February 1 and August 1 of each year and are non-callable. In July 2001, Ambac extinguished $7,500, thereby reducing the principal amount of the debt to $142,500.

The debentures due on May 1, 2023 were issued on May 11, 1993 in the principal amount of $75,000 and bear interest of 7-1/2%, payable on May 1 and November 1 of each year and are non-callable.

The debentures due on October 17, 2051 were issued on October 18, 2001 in the principal amount of $200,000 and bear interest of 7.00%, payable on March 31, June 30, September 30 and

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31 of each year. The debentures may not be redeemed prior to October 17, 2006 and were sold at 100% of their principal amount. On or after October 17, 2006, Ambac may redeem the debentures, in whole at any time or in part from time to time, at 100% of their principal amount, plus accrued interest to the date of redemption.

The debentures due on December 5, 2035 were issued on December 5, 2005 in the principal amount of $400,000 and bear interest of 5.95%, payable on June 5 and December 5 of each year beginning June 5, 2006. The debentures are redeemable prior to maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the debentures to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semiannual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 20 basis points, plus, in each case, accrued interest thereon to the date of redemption.

The debentures due on February 28, 2103 were issued on February 28, 2003 in the principal amount of $200,000 and bear interest of 5.95%, payable on March 31, June 30, September 30 and December 31 of each year. The debentures may not be redeemed prior to February 28, 2008. On or after February 28, 2008, Ambac may redeem the debentures at 100% of their principal amount, plus accrued interest to the date of redemption. Ambac may also shorten the maturity of the debentures or redeem all of the debentures at 100% of their principal amount, plus accrued interest, in the event of certain changes involving United States federal income taxation.

The debentures due on March 24, 2103 were issued on March 24, 2003 in the principal amount of $175,000 and bear interest of 5.875%, payable on March 31, June 30, September 30 and December 31 of each year beginning June 30, 2003. The debentures may not be redeemed prior to March 24, 2008. On or after March 24, 2008, Ambac may redeem the debentures at 100% of their principal amount, plus accrued interest to the date of redemption. Ambac may also shorten the maturity of the debentures or redeem all of the debentures at 100% of their principal amount, plus accrued interest, in the event of certain changes involving United States federal income taxation.

The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of these VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated these variable interest entity notes, and all other assets and liabilities of these VIEs. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make these payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of these VIEs. Please refer to Note 10 for a detailed description of the variable interest entity notes.

Credit Facilities:

On July 28, 2005, Ambac and its wholly-owned subsidiary, Ambac Assurance, as borrowers, entered into a $400,000 five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks. The Credit Facility expires on July 28, 2010. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

$400,000 at any one time, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500,000.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date, which will occur on July 28, 2010. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s Base Rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) and (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this Facility.

The Credit Facility contains customary representations, warranties and covenants for this type of credit facility, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholder’s equity equal to or greater than $2,870,000. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During 2005 and 2004, Ambac Assurance paid put option fees of $5,035 and $4,698, respectively. Put option fees are included as Corporate expenses in the Consolidated Statement of Operations for 2005 and recorded in adjusted paid-in capital in the Consolidated Balance Sheets for 2004 and prior.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

From time to time Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

8        OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a trade-date basis. Certain obligations may be called at various times prior to maturity at the option of the counterparty. As of December 31, 2005 and 2004, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 1.57% to 8.08% and from 1.10% to 8.08% respectively. As of December 31, 2005 and 2004, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $6,424,159 and $6,058,282 respectively. There were no unsettled obligations as of December 31, 2005 and 2004.

Net payments due under settled investment agreements in each of the next five years ending December 31, and the periods thereafter, based on expected draw dates, are as follows:

Principal Amount
2006	$586,775
2007	1,141,397
2008	1,329,649
2009	410,376
2010	378,282
All later years	2,577,680

$6,424,159

Obligations under payment agreements represent funds received by Ambac from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In connection with these transactions, Ambac is obligated to make periodic agreed upon payments. As of December 31, 2005 and 2004, the interest rates on these obligations ranged from 6.25% to 8.06%. Net payments due under payment agreements in each of the next five years ending December 31, and the periods thereafter, based on contractual payment dates, are as follows:

Principal Amount
2006	$21,610
2007	23,425
2008	31,427
2009	21,701
2010	21,477
All later years	511,790

$631,430

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

9        INCOME TAXES

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2005	2004	2003
Current taxes	$200,480	$230,952	$228,305
Deferred taxes	71,274	19,990	(6,815)

	$271,754	$250,942	$221,490

The total effect of income taxes on income and stockholders’ equity for the years ended December 31, 2005 and 2004 was as follows:

	2005	2004
Total income taxes charged to income from continuing operations	$271,754	$250,942
Total income taxes credited to discontinued operations	—	(60)

Total charged to net income	271,754	250,882

Income taxes charged (credited) to stockholders’ equity:
Unrealized (losses) gains on investment securities	(37,500)	6,763
Unrealized gains on derivative hedges	83	11,879
Exercise of stock options	(9,468)	(29,545)

Total credited to stockholders’ equity	(46,885)	(10,903)

Total effect of income taxes	$224,869	$239,979

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2005	%	2004	%	2003	%
Tax on income from continuing operations at statutory rate	$357,967	35.0%	$341,874	35.0%	$297,356	35.0%
Reductions in expected tax resulting from:
Tax-exempt interest	(84,759)	(8.3)	(79,564)	(8.1)	(73,652)	(8.7)
Release of tax reserves	(9,000)	(0.9)	(8,250)	(0.8)	—	0.0
State income taxes, net of federal tax benefit	5,249	0.5	(371)	(0.1)	312	0.1
Other, net	2,297	0.3	(2,747)	(0.3)	(2,526)	(0.3)

Tax expense on income from continuing operations	$271,754	26.6%	$250,942	25.7%	$221,490	26.1%

The release of tax reserves relates to the expiration of the statute of limitations of earlier tax years.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax liabilities:
Contingency reserve	$336,957	$306,957
Unrealized gains on bonds	126,254	163,671
Deferred acquisition costs	80,120	71,141
Unearned premiums and credit fees	107,056	85,653
Investments	7,900	6,580
Mark–to-market gains on non-trading derivatives	19,987	—
Other	3,402	3,020

Total deferred tax liabilities	681,676	637,022

Deferred tax assets:
Tax and loss bonds	301,371	271,371
Loss reserves	69,805	43,834
Compensation	39,375	38,405
Investment impairment loss	1,302	52,570
Other	11,836	13,469

Sub-total deferred tax assets	423,689	419,649
Valuation allowance	—	—

Total deferred tax assets	423,689	419,649

Net deferred tax liabilities	$(257,987)	$(217,373)

Ambac believes that no valuation allowance is necessary in connection with the deferred tax assets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

10        SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Ambac has involvement with special purpose entities, including VIEs in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac sponsored special purpose entities are considered QSPEs. Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Financial Guarantees:

Ambac provides financial guarantees to debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

loss and excess spread. In the case of over-collateralization, (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt.

As of December 31, 2005, Ambac is the primary beneficiary, and therefore consolidated VIEs under three transactions, as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $64,522 with a maturity date of December 3, 2022 and a variable rate of interest which was 4.26% and 2.30% at December 31, 2005 and 2004, respectively.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by special purpose reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances were $977,325 at December 31, 2005, with maturity dates ranging from April 15, 2016 to February 6, 2025. At December 31, 2005 the interest rate on these notes ranged from 4.30% to 4.91%. Under one of these transactions, Ambac is subject to potential consolidation of an additional $300,000 of assets and liabilities in connection with future utilization of the VIE by the reinsurer.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

	At December 31, 2005	At December 31, 2004
Assets:
Cash	$676	$690
Loans Investment in fixed income securities	659,379 390,423	727,294 346,111
Investment income due and accrued	7,448	2,315

Total assets	$1,057,926	$1,076,410

Liabilities:
Long-term debt	$1,041,848	$1,074,368
Other liabilities	15,493	2,042

Total liabilities	$1,057,341	$1,076,410

Stockholders’ equity:
Accumulated other comprehensive income	585	—

Total liabilities and stockholders’ equity	$1,057,926	$1,076,410

Disclosures made in Note 3, “Investments,” include investments in fixed income securities for all three VIE transactions. At December 31, 2005, the loan balance outstanding for one VIE transaction was $659,379 with a fixed interest rate of 4.906% and an expected final maturity date of April 2011.

Qualified Special Purpose Entities:

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with SFAS 140. QSPEs are not subject to the requirements of FIN 46-R and accordingly are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac and Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of December 31, 2005, there have been 14 individual transactions processed through the QSPEs of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2005, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2005 and December 31, 2004 are included in the disclosure in Note 15 “Guarantees in Force”. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during 2005, 2004 and 2003 were $0, $195,000 and $250,000, respectively. No gains or losses were recognized on these sales. As of December 31, 2005, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities were $1,622,242, $1,647,829 and $14,101, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $5,713, $6,042 and $5,278 for the years ended December 31, 2005, 2004 and 2003, respectively. Ambac also received fees for providing other services amounting to $321, $393, and $461 for 2005, 2004 and 2003, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed income municipal investment securities. These beneficial interests are directly secured by the related municipal investment securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed income municipal investment securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $258,806 and $257,300 as of December 31, 2005 and 2004. The beneficial interests issued to third parties, are reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,760 and $249,140 as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, the interest rates on these beneficial interests ranged from 1.49% to 3.55% and from 0.87% to 2.03%, respectively.

11        RETIREMENT PLANS

Pensions and Postretirement Health Care and Other Benefits:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Contributions for 2006

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

are estimated to be approximately $2,000. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

The table below sets forth a reconciliation of the beginning and ending projected benefit obligation, beginning and ending balances of the fair value of pension plan assets, and the funded status of the pension plan as of December 31, 2005 and 2004.

	2005	2004
Accumulated Benefit Obligation at End of Year:	$24,729	$19,304

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$25,429	$23,037
Service cost	2,078	1,697
Interest cost	1,551	1,284
Actuarial loss (gain)	2,371	(266)
Benefits paid	(355)	(323)

Projected benefit obligation at end of year	$31,074	$25,429

Change in Plan Assets:
Fair value of plan assets at beginning of year	$26,818	$21,998
Actual return on plan assets	1,957	2,843
Company contributions	2,200	2,300
Benefits paid	(355)	(323)

Fair value of plan assets at end of year	$30,620	$26,818

Funded status	$(454)	$1,389
Unrecognized loss	6,891	4,342
Unrecognized prior service cost	74	(70)

Prepaid pension asset	$6,511	$5,661

Net pension costs for 2005, 2004 and 2003 included the following components:

	2005	2004	2003
Service cost	$2,078	$1,697	$1,653
Interest cost	1,551	1,283	1,151
Expected return on plan assets	(2,393)	(2,027)	(1,664)
Amortization of prior service cost	(145)	(144)	(131)
Recognized net loss	258	102	37
Other	—	136	—

Net periodic pension cost	$1,349	$1,047	$1,046

Ambac provides postretirement health care and life insurance benefits to certain eligible retired employees and eligible dependents. All plans are contributory. None of the plans are currently funded. Postretirement benefits expense was $571, $207 and $171 in 2005, 2004 and 2003, respectively. The unfunded accumulated postretirement benefit obligation was $4,980 and the related accrued postretirement liability was $4,125 as of December 31, 2005. The assumed health care cost trend rates

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

range from 9% in 2006, decreasing ratably to 6% in 2010. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2005, by $1,125 and the 2005 benefit expense by $221. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2005 by $912 and the 2005 benefit expense by $174.

The following table sets forth projected benefit payments from Ambac’s defined benefit pension and postretirement plans and reflects expected future service where appropriate:

Amount
2006	$454
2007	522
2008	582
2009	636
2010	721
All later years	5,433

$8,348

Assumptions:

The following assumptions were used to determine the projected benefit obligations for the pension and postretirement plans at the measurement date (December 31) and the net periodic cost for the year:

At year end:	2005	2004
Discount rate	5.50%	5.75%
Rate of compensation increase	4.00%	4.50%

During the current year:	2005	2004	2003
Discount rate	5.75%	6.00%	6.50%
Expected long-term return on pension plan assets	8.75%	8.75%	8.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate used in determining the projected benefit obligations for the pension and postretirement plans is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The return on plan assets reflects the weighted-average of the expected long-term rates of return for the security classes of investments. Consideration is given for historical returns and current economic conditions.

Pension Plan Assets:

Ambac employs a total return investment approach whereby a mix of equity and bond mutual funds are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The plan strives to have diversification so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The investment

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

policy establishes a target allocation for each class which is rebalanced as deemed necessary. Target asset allocations are 40% large capitalization U.S. equity index mutual funds, 30% U.S. bond index mutual funds, 20% international equity mutual funds and 10% small capitalization U.S. equity mutual funds.

The fair value of total plan assets at December 31, 2005 and 2004 by asset category were as follows:

	2005	2004
Equity mutual funds	75%	74%
Bond mutual funds	25	26

	100%	100%

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes an employer matching contribution of 50% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Ambac may also make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. The total cost of the Savings Incentive Plan was $3,521, $3,256 and $3,508 in 2005, 2004 and 2003, respectively.

12        INCENTIVE PLANS

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the Common Stock. Ambac also maintains the Ambac 1997 Non-Employee Directors Equity Plan, which provides awards of stock options and restricted stock units to non-employee members of the Ambac’s Board of Directors. As of December 31, 2005, approximately 8,151,078 shares were available for future grant under the Equity Plan and the Directors Equity Plan. The number of options and their exercise price, and the number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Stock Options:

Stock options awarded to employees are exercisable and expire as specified at the time of grant. Such options do not have a per share exercise price less than the fair market value of a share of Common Stock on the date of grant or have a term in excess of ten years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement or death. A summary of option activity is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,551,320	$43.54	5,812,402	$48.59	6,623,063	$42.08
Granted	627,764	$79.23	477,206	$73.74	1,629,595	$58.24
Exercised	(788,273)	$40.82	(1,655,077)	$41.25	(2,022,010)	$33.52
Expired or canceled	(51,925)	$67.00	(83,211)	$57.69	(418,246)	$55.97

Outstanding at end of year	4,338,886	$59.55	4,551,320	$43.54	5,812,402	$48.59

Exercisable	2,723,225		3,112,253		2,722,567

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
$30 to 47	329,481	1.0	$31.94	329,481	$31.94
$48 to 64	2,766,786	3.1	$55.55	2,193,581	$55.26
$65 to 80	1,242,619	5.0	$75.79	200,163	$70.81

	4,338,886			2,723,225

The weighted-average fair value (determined as of the date of the grants) of options granted in 2005, 2004 and 2003 was $21.20 per share, $16.93 per share, and $14.13 per share, respectively. The fair value of each option grant issued was estimated as of the date of the grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk-free interest rate	3.6%	2.6%	2.3%
Expected volatility	26.6%	28.0%	31.5%
Dividend yield	0.63%	0.60%	0.70%
Expected life	4 years	4 years	4 years

Stock option expense was $10,169, $11,945 and $10,169 in 2005, 2004 and 2003, respectively.

Annual Incentive Program:

Ambac has an annual incentive program (the “Program”) that makes available to all eligible employees awards that are based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. The Program awards consist of cash and RSUs for all employees and, in lieu of a predetermined percentage of cash, RSUs that may be granted to officers at the level of Managing Director and above. RSUs granted in lieu of the first twenty-five percent of the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

cash award are granted at a twenty-five percent discount to the average of the high and low of Ambac common stock on the date of grant. An eligible employee can elect to defer more than twenty-five percent of their cash award in the form of RSUs, however, the aforementioned discount does not apply. RSUs granted in lieu of the cash award vest equally over three years. The RSUs representing the twenty-five percent discount vest on the fourth anniversary of the date of grant. Prior to vesting, the RSUs cannot be sold or transferred by the participant and are subject to cancellation if the participant’s employment is terminated. All RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement or death. Of the total RSUs outstanding at December 31, 2005 (i) 471,652 units require future service as a condition to the delivery of the underlying shares of common stock and (ii) 1,020,128 units did not require future service. The expense of the cash component of the program for the years ended December 31, 2005, 2004 and 2003 amounted to $35,280, $37,447 and $33,346, respectively.

Information with respect to the RSU awards is as follows:

	2005	2004	2003
RSUs Awarded	270,728	380,779	103,151
Weighted average fair value per share	$78.75	$73.65	$56.19
Compensation expense	$18,295	$11,420	$6,425

13        COMMITMENTS AND CONTINGENCIES

Ambac is responsible for leases on the rental of office space. The lease agreements, which expire periodically through September 2019, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2006	$8,383
2007	8,462
2008	8,587
2009	8,952
2010	9,399
All later years	80,609

$124,392

Rent expense for the aforementioned leases amounted to $10,018, $8,507 and $7,434 for the years ended December 31, 2005, 2004 and 2003, respectively. Total future rental receipts under lease and sublease agreements are estimated at $16.

A subsidiary of Ambac Financial Group provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2005.

14        STOCKHOLDERS’ EQUITY

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued as of December 31, 2005. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of December 31, 2005.

Dividends declared per share amounted to $0.55, $0.47, and $0.42 in 2005, 2004, and 2003, respectively.

Stockholder Rights Plan:

Ambac maintained a Stockholder Rights Plan under which stockholders received (after giving effect to two stock splits since adoption of the Plan) one Right for each three shares of Common Stock owned. Each Right entitles the registered holder to purchase from Ambac one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $190 per share. The Rights generally detach and become exercisable when any person or group acquires 20% or more (or announces a tender offer for 20% or more) of Ambac’s Common Stock. In addition, in the event that any person or group acquires 20% or more of Ambac’s Common Stock, each Right (other than those held by the acquiring company) will entitle the holder to receive that number of shares of Common Stock of Ambac with a value of two times the exercise price of the Right. If, following the date on which any person or group acquires 20% or more of Ambac’s Common Stock, Ambac is acquired in a merger or other business combination transaction in which Ambac is not the surviving corporation or 50% or more of Ambac’s assets, cash flow or earning power is sold or transferred, each Right will entitle the holder to receive that number of shares of stock of the acquiring company having a value equal to two times the exercise price of the Right. The Rights are redeemable in whole, but not in part, by action of the Board of Directors of Ambac at a price of $0.01 per Right at any time prior to the tenth day following the date on which any person or group acquires 20% or more of Ambac’s Common Stock. The Rights expired on January 31, 2006 and Ambac’s Board of Directors decided not to renew the Stockholder Rights Plan.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15        GUARANTEES IN FORCE

The par amount of financial guarantees outstanding, net of reinsurance, was $479,085,000 and $459,432,000 at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding(1)
(Dollars in Millions)	2005	2004
Public Finance:
Lease and tax-backed	$82,589	$76,012
General obligation	57,982	49,394
Utility revenue	36,872	36,321
Health care revenue	27,143	23,977
Transportation revenue	23,718	21,188
Higher education	20,054	18,056
Housing revenue	10,152	9,163
Other	5,556	5,588

Total Public Finance	264,066	239,699

Structured Finance:
Mortgage-backed and home equity	49,457	53,148
Asset-backed and conduits	32,505	28,858
Pooled debt obligations	22,391	13,382
Student loan	16,538	14,646
Investor-owned utilities	16,398	15,449
Other	7,063	6,971

Total Structured Finance	144,352	132,454

International Finance:
Pooled debt obligations	23,507	35,911
Asset-backed and conduits	15,355	15,692
Mortgage-backed and home equity	14,627	19,644
Investor-owned and public utilities	8,052	5,965
Transportation revenue	4,951	4,938
Sovereign/sub-sovereign	3,506	4,110
Other	669	1,019

Total International Finance	70,667	87,279

	$479,085	$459,432

(1)	Included in the above exposures are structured credit derivatives. Total structured credit derivative net par outstanding amounted to $43,712 and $43,478 at December 31, 2005 and 2004, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2005 and 2004, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
(Dollars in Millions)	2005	2004
United Kingdom	$22,761	$27,006
Germany	5,895	7,842
Australia	5,139	4,569
Japan	4,274	6,063
Italy	1,843	1,641
Internationally diversified	22,874	32,004
Other international	7,881	8,154

Total International Finance	$70,667	$87,279

Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $801,085,000 and $757,037,000 at December 31, 2005 and 2004, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $726,612,000 and $685,234,000 as of December 31, 2005 and 2004, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 10.5% and 6.9% of the total at December 31, 2005. No other state accounted for more than five percent. The highest single insured risk represented less than 1% of aggregate net par amount insured.

16        FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value amounts were determined by using independent market information when available, and valuation models when market quotes were not available. In cases where specific market quotes are unavailable, interpreting market data and estimating fair values require considerable judgment by management. Accordingly, the estimates presented are not necessarily indicative of the amount Ambac could realize in a current market exchange. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments: The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When quotes are not available, fair values are estimated based upon internal valuation models.

Short-term investments and cash: The fair values of short-term investments and cash approximates amortized cost.

Other investments: The fair value of other investments, primarily mutual funds, are based on quoted market prices received from a nationally recognized pricing service.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Securities purchased under agreements to resell: The fair value of securities purchased under agreements to resell approximates carrying value.

Investment income due and accrued: The fair value of investment income due and accrued approximates carrying value.

Loans: The fair values of loans approximates carrying value.

Derivative contracts: The fair values of interest rate swaps, currency swaps, total return swaps and structured credit derivative transactions are determined by market quotes or valuation models when market quotes are not available.

Obligations under investment, payment and investment repurchase agreements: The fair value of the liability for investment agreements and repurchase agreements is estimated based upon internal valuation models. The fair value of payment agreements approximates carrying value.

Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase approximates carrying value.

Long-term Debt: The fair value of the debentures is based on quoted market prices. The fair value of long-term debt issued by consolidated variable interest entities approximates carrying value.

Accrued interest payable: The fair value of accrued interest payable approximates carrying value.

Liability for net financial guarantees written: The fair value of the liability for those financial guarantees written is based on the estimated cost to reinsure those exposures at current market rates, which amount consists of the current unearned premium reserve plus the present value of estimated future installment premiums, less an estimated ceding commission thereon. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off scenarios.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	As of December 31,
	2005		2004
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$15,124	$15,124	$13,901	$13,901
Fixed income securities pledged as collateral	371	371	342	342
Short-term investments	472	472	521	521
Other investments	14	14	4	4
Cash	28	28	20	20
Securities purchased under agreements to resell	419	419	353	353
Investment income due and accrued	179	179	163	163
Loans	1,344	1,344	1,406	1,406
Derivative assets:
Hedging purposes	72	72	158	158
Trading purposes	1,030	1,030	1,304	1,304
Financial liabilities:
Obligations under investment, repurchase and payment agreements	7,253	7,404	7,081	7,203
Long-term debt	2,234	2,270	1,866	1,931
Accrued interest payable	108	108	71	71
Derivative liabilities:
Hedging purposes	6	6	—	—
Trading purposes	929	929	1,213	1,213
Liability for financial guarantees written:
Gross	2,955	3,520	2,779	3,853
Net of reinsurance	2,651	3,323	2,482	3,407

17        INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance is subject to insurance regulatory requirements of the States of Wisconsin and New York, and the other jurisdictions in which it is licensed to conduct business.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by the Office of the Commissioner of Insurance of the State of Wisconsin. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31 and (b) the greater of (i) statutory net income for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year and (ii) the aggregate of statutory net income for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without approval from the Wisconsin Insurance Commissioner. Based upon these restrictions, at December 31, 2005, the maximum

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

amount that will be available during 2006 for payment of dividends by Ambac Assurance is approximately $333,000. Ambac Assurance paid cash dividends of $353,400, $103,600 and $89,600 on its common stock in 2005, 2004 and 2003, respectively. The 2005 amounts required regulatory approval since it exceeded the statutorily prescribed threshold.

The New York Financial Guarantee Insurance Law establishes single risk limits applicable to obligations insured by Ambac Assurance. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits compare the insured net par outstanding and average annual debt service, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2005 and 2004, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Wisconsin Insurance Department. Wisconsin has adopted the National Association of Insurance Commissioners’ statutory accounting practices (“NAIC SAP”) as a component of its prescribed accounting practices. Wisconsin’s accounting practice for changes to the contingency reserve differ from those practices of NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and release from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Statutory net income is higher than if Ambac Assurance had reported the net contributions in accordance with the Wisconsin Administrative Code by $265,536, $235,881 and $234,219 for 2005, 2004 and 2003, respectively.

Statutory capital and surplus was $3,327,484 and $3,198,699 at December 31, 2005 and 2004, respectively. Qualified statutory capital was $5,648,813 and 5,224,491 at December 31, 2005 and 2004, respectively. Statutory net income for Ambac Assurance was $707,402, $693,176 and $584,160 for 2005, 2004 and 2003, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, premiums earned, policy acquisition costs, and deferred income taxes differently.

18        SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including structured credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

The accounting policies of the segments are described in Note 2, “Significant Accounting Policies.” Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of those Financial Services subsidiaries. Intersegment revenues include the premiums earned under those agreements and dividends received. Such premiums are determined as if they were premiums to third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac Financial Group, Inc. corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table is a summary of the financial information from continuing operations by reportable segment as of and for the years ended December 31, 2005, 2004 and 2003:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2005:
Revenues:
Unaffiliated customers	$1,324,461	$333,901	$3,345	$—	$1,661,707
Intersegment	1,975	(3,139)	353,400	(352,236)	—

Total revenues	$1,326,436	$330,762	$356,745	($352,236)	$1,661,707

Income before income taxes:
Unaffiliated customers	$1,009,346	$80,963	($67,545)	$—	$1,022,764
Intersegment	8,867	(2,699)	350,280	(356,448)	—

Total income before income taxes	$1,018,213	$78,264	$282,735	($356,448)	$1,022,764

Total assets	$10,834,443	$8,593,256	$297,441	$—	$19,725,140

2004:
Revenues:
Unaffiliated customers	$1,168,707	$236,345	$1,656	$—	$1,406,708
Intersegment	23,255	(5,571)	108,240	(125,924)	—

Total revenues	$1,191,962	$230,774	$109,896	($125,924)	$1,406,708

Income before income taxes:
Unaffiliated customers	$987,400	$52,731	($63,349)	$—	$976,782
Intersegment	28,823	(5,779)	105,747	(128,791)	—

Total income before income taxes	$1,016,223	$46,952	$42,398	($128,791)	$976,782

Total assets	$10,244,271	$8,440,952	$64,383	$—	$18,749,606

2003:
Revenues:
Unaffiliated customers	$1,033,578	$231,372	$7,258	$—	$1,272,208
Intersegment	21,175	(5,430)	95,480	(111,225)	—

Total revenues	$1,054,753	$225,942	$102,738	($111,225)	$1,272,208

Income before income taxes:
Unaffiliated customers	$888,143	$22,951	($61,505)	$—	$849,589
Intersegment	23,441	(3,646)	93,776	(113,571)	—

Total income before income taxes	$911,584	$19,305	$32,271	($113,571)	$849,589

Total assets	$8,234,050	$8,433,834	$79,430	$—	$16,747,314

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written and net premiums earned included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Gross premiums written:
United States	$866,749	$819,321	$913,262
United Kingdom	81,492	110,225	106,315
Japan	28,954	28,836	25,783
Australia	18,853	5,026	4,761
Brazil	12,831	10,846	10,193
Italy	12,058	11,690	12,842
Mexico	10,572	15,007	16,395
Internationally diversified	33,520	28,970	29,751
Other international	30,690	17,890	24,401

Total:	$1,095,719	$1,047,811	$1,143,703

Net premiums earned and other credit enhancement fees:
United States	$651,175	$553,717	$497,784
United Kingdom	64,335	60,731	34,993
Japan	28,985	32,141	25,965
Australia	8,762	7,246	5,493
Brazil	9,902	8,282	6,978
Italy	8,369	8,003	6,487
Mexico	5,475	7,242	7,620
Internationally diversified	55,810	55,814	58,297
Other international	33,298	30,809	23,633

	$866,111	$763,985	$667,250

Internationally diversified includes significant components of domestic exposure.

19        DISCONTINUED OPERATIONS

In November 2003, Ambac announced that it had entered into an agreement to sell the operations of Cadre Financial Services, Inc. (“Cadre”) and Ambac Securities, Inc., (“Ambac Securities”) its investment advisory and cash management business. As a registered adviser with the SEC, Cadre was subject to regulation in certain aspects of its business, particularly with respect to investment advisory services provided to investment companies and clients. Cadre provided investment advisory and administrative services to money market funds that are primarily offered to qualified participants, including school districts, health care service providers and municipalities. Ambac Securities’ principal business was the distribution of money market funds to the education, health care and municipal sectors, as well as the brokering of short-term fixed income securities trades on behalf of its clients. This business had been part of Ambac’s Financial Services segment. The decision to sell its investment advisory and cash management business has enabled Ambac to focus on its core financial guarantee business. The sale closed during the first quarter of 2004.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Following the November 2003 announcement of the pending sale, Cadre and Ambac Securities results were reported in Ambac’s Consolidated Statements of Operations as discontinued operations. Summarized financial information for discontinued operations is as follows:

	2005	2004	2003
Total revenues	$—	$469	$11,581

Loss from discontinued operations	—	(1,349)	(6,976)
Income tax (benefit) expense	—	(60)	2,208

Net loss from discontinued operations	$—	($1,289)	($9,184)

20        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2005:
Gross premiums written	$229,126	$322,628	$237,943	$306,022	$1,095,719
Net premiums written	255,753	268,590	203,647	268,056	996,046
Net premiums earned and other credit enhancement fees	211,701	205,778	231,112	217,520	866,111
Financial guarantee net investment income	102,008	104,450	110,646	109,010	426,114
Financial services revenue	67,030	103,985	86,560	76,326	333,901
Losses and loss expenses	23,472	21,657	89,126	15,601	149,856
Financial guarantee underwriting and operating expenses	33,403	28,692	27,844	27,870	117,809
Financial services expenses	54,599	60,830	65,514	71,995	252,938
Income before income taxes	251,972	260,910	226,978	282,904	1,022,764
Net income from continuing operations	185,543	186,098	175,117	204,252	751,010
Net loss from discontinued operations	—	—	—	—	—
Net income	185,543	186,098	175,117	204,252	751,010
Net income per share:
Basic	1.68	1.71	1.63	1.92	6.94
Diluted	$1.66	$1.69	$1.61	$1.90	$6.87

2004:
Gross premiums written	$226,434	$363,196	$210,587	$247,594	$1,047,811
Net premiums written	192,548	379,145	191,938	213,234	976,865
Net premiums earned and other credit enhancement fees	176,871	201,402	195,338	190,374	763,985
Financial guarantee net investment income	87,715	88,919	90,454	93,998	361,086
Financial services revenue	65,784	53,371	58,096	59,094	236,345
Losses and loss expenses	17,500	17,500	17,700	16,900	69,600
Financial guarantee underwriting and operating expenses	25,836	29,277	26,186	25,264	106,563
Financial services expenses	46,387	44,059	45,085	48,083	183,614
Income before income taxes	231,121	244,458	246,050	255,153	976,782
Net income from continuing operations	171,755	180,896	184,418	188,771	725,840
Net loss from discontinued operations	(144)	(186)	(959)	—	(1,289)
Net income	171,611	180,710	183,459	188,771	724,551
Net income per share:
Basic	1.57	1.65	1.67	1.72	6.61
Diluted	$1.55	$1.63	$1.65	$1.69	$6.53

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

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

Item 9B.	Other Information.

None

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

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents filed as a part of this report:

1. Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Report of Independent Registered Public Accounting Firm			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3. Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	By-laws of Ambac Financial Group, Inc., as amended through January 27, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

Exhibit Number	Description
4.07	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.08	Form of 7.00% Debenture due October 17, 2051. (Filed as Exhibit 1 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated October 26, 2001 and incorporated herein by reference.)

4.09	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.10	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.11	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

10.01*	Second Amended and Restated Employment Agreement dated as of December 2, 1997, between Ambac Financial Group, Inc. and Phillip B. Lassiter. (Filed as Exhibit 10.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.02*	Employment Agreement dated as of January 27, 2004 by and between Ambac Financial Group, Inc. and Robert J. Genader. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.03*	Employment Agreement dated as of July 19, 2004 by and between Ambac Financial Group, Inc. and William T. McKinnon. (Filed as Exhibit 10.34 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference.)

10.04*+	Directors’ Compensation Table (effective as of January 1, 2006.) (Filed as Exhibit 10.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated December 6, 2005 and incorporated herein by reference.)

10.05*	Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to Ambac Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.06*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 19, 2004. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.07*+	Form of Restricted Stock Unit Award.

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description

10.08*	Form of Stock Option Award Agreement. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.09*	January 2004 Award of Restricted Stock Units to Phillip B. Lassiter. (Filed as Exhibit 10.09 to Ambac Financial Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.10*	Ambac Financial Group, Inc. 1991 Non-Employee Directors Stock Plan (Filed as Exhibit 10.09 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.)

10.11*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through May 4, 2004.) (Filed as Exhibit 10.11 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.13*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.14*+	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 23, 2006.

10.15*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.16*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

10.17*	Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.18*	The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description

10.19*	Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20*	Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’ Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.21*	Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.22*	Supplemental Pension Agreement between Ambac Financial Group, Inc. and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.23*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.24*	Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.25	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.26	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.27	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description

10.28	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.29	Conformed Copy of U.S. $400,000,000 Revolving Credit Agreement, dated as of July 28, 2005 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and KeyBank, National Association, as Co-Syndication Agents and Citibank Global Markets, Inc. as Sole Book Runner. (Filed as Exhibit 10.40 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.30	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.31	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.32	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.33	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.34	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.35	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

Exhibit Number	Description

10.36	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.37	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm

24.01+	Power of Attorney from Robert J. Genader.

24.02+	Power of Attorney from Michael A. Callen.

24.03+	Power of Attorney from Jill M. Considine.

24.04+	Power of Attorney from W. Grant Gregory.

24.05+	Power of Attorney from Phillip B. Lassiter.

24.06+	Power of Attorney from Sean T. Leonard.

24.07+	Power of Attorney from Thomas C. Theobald.

24.08+	Power of Attorney from Laura S. Unger.

24.09+	Power of Attorney from Henry D.G. Wallace.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2005 and 2004.

+	Filed herewith.

++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: March 10, 2006	By: /s/ Sean T. Leonard
Name: Sean T. Leonard
Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert J. Genader* Robert J. Genader	President and Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2006

/s/ Sean T. Leonard Sean T. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2006

Michael A. Callen* Michael A. Callen	Director	March 10, 2006

Jill M. Considine* Jill M. Considine	Director	March 10, 2006

W. Grant Gregory* W. Grant Gregory	Director	March 10, 2006

Phillip B. Lassiter* Phillip B. Lassiter	Director	March 10, 2006

Thomas C. Theobald* Thomas C. Theobald	Director	March 10, 2006

Laura S. Unger* Laura S. Unger	Director	March 10, 2006

Henry D.G. Wallace* Henry D.G. Wallace	Director	March 10, 2006

*	Sean T. Leonard, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ Sean T. Leonard
Sean T. Leonard Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

Under date of March 10, 2006, we reported on the consolidated balance sheets of Ambac Financial Group, Inc., as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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

New York, New York

March 10, 2006

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I—SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2005

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$184,421	$184,465	$184,465
U.S. agency obligations	902,215	946,430	946,430
Municipal obligations	6,649,815	6,896,354	6,896,354
Mortgage- and asset-backed securities	6,694,100	6,704,944	6,704,944
Corporate obligations	525,609	556,239	556,239
Foreign obligations	203,348	206,744	206,744
Short-term	472,034	472,034	472,034
Other	13,537	14,173	14,173

Total	$15,645,079	$15,981,383	$15,981,383

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2005 and 2004

(Dollar Amounts in Thousands Except Share Data)

	2005	2004
ASSETS
Assets:
Cash	$1,695	$456
Investments in subsidiaries	6,319,068	5,746,384
Short-term investments, at cost (approximates fair value)	65,504	36,994
Other investments (cost of $512 in 2005 and $460 in 2004)	865	808
Securities purchased under agreement to resell	200,000	—
Current income taxes receivable	—	33,956
Deferred income taxes receivable	6,726	14,681
Other assets	29,333	26,126

Total assets	$6,623,191	$5,859,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$1,191,734	$791,839
Current income taxes payable	9,722	—
Note payable to subsidiary	8,942	8,942
Accrued interest payable	16,966	6,203
Other liabilities	23,620	27,964

Total liabilities	1,250,984	834,948

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common Stock, par value $0.01 per share; authorized shares—350,000,000 at December 31, 2005 and 350,000,000 at December 31, 2004; issued shares—109,193,096 at December 31, 2005 and 108,915,944 at December 31, 2004	1,092	1,089
Additional paid-in capital	723,680	694,465
Accumulated other comprehensive income	202,312	296,814
Retained earnings	4,692,701	4,032,089
Common Stock held in treasury at cost, 3,553,650 shares at December 31, 2005 and 0 shares at December 31, 2004	(247,578)	—

Total stockholders’ equity	5,372,207	5,024,457

Total liabilities and stockholders’ equity	$6,623,191	$5,859,405

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2005	2004	2003
Revenues:
Dividend income	$353,400	$108,091	$95,480
Interest and other income	3,345	1,824	7,026
Net realized (losses) gains	—	(18)	232

Total revenues	356,745	109,897	102,738

Expenses:
Interest expense	56,481	54,952	54,735
Operating expenses	9,959	10,683	14,562

Total expenses	66,440	65,635	69,297

Income before income taxes and equity in undistributed net income of subsidiaries	290,305	44,262	33,441
Federal income tax benefit	(22,090)	(22,340)	(21,714)

Income before equity in undistributed net income of subsidiaries	312,395	66,602	55,155
Equity in undistributed net income of subsidiaries	438,615	657,949	563,760

Net income	$751,010	$724,551	$618,915

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2005		2004		2003
Retained Earnings:
Balance at January 1	$4,032,089		$3,380,098		$2,820,281
Net income	751,010	$751,010	724,551	$724,551	618,915	$618,915

Dividends declared – common stock	(58,805)		(50,910)		(44,739)
Exercise of stock options	(31,593)		(21,650)		(14,359)

Balance at December 31	$4,692,701		$4,032,089		$3,380,098

Accumulated Other Comprehensive Income:
Balance at January 1	$296,814		$266,919		$265,427
Unrealized (losses) gains on securities, ($124,780), $15,131, and ($10,397), pre-tax, in 2005, 2004 and 2003, respectively) (1)		(87,280)		8,368		(5,923)
Gains on derivative hedges, $1,205, $29,725, and $6,777 pre-tax in 2005, 2004 and 2003, respectively		1,122		17,851		4,066
Foreign currency (loss) gain		(8,344)		3,676		3,349

Other comprehensive (loss) income	(94,502)	(94,502)	29,895	29,895	1,492	1,492

Total comprehensive income		$656,508		$754,446		$620,407

Balance at December 31	$202,312		$296,814		$266,919

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,089		$1,073		$1,062
Issuance of stock	3		16		11

Balance at December 31	$1,092		$1,089		$1,073

Additional Paid-in Capital:
Balance at January 1	$694,465		$606,468		$550,289
Stock based compensation	27,454		48,722		30,445
Issuance of stock	1,761		43,973		30,405
Capital issuance costs	—		(4,698)		(4,671)

Balance at December 31	$723,680		$694,465		$606,468

Common Stock Held in Treasury at Cost:
Balance at January 1	$—		$—		$(11,880)
Cost of shares acquired	(309,670)		(51,781)		(20,247)
Shares issued under equity plans	62,092		51,781		32,127

Balance at December 31	$(247,578)		$—		$—

Total Stockholders’ Equity at December 31	$5,372,207		$5,024,457		$4,254,558

(1) Disclosure of reclassification amount:	2005	2004	2003
Unrealized holding (losses) gains arising during period	$(84,273)	$32,062	$26,168
Less: reclassification adjustment for net gains included in net income	3,007	23,694	32,091

Net unrealized (losses) gains on securities	$(87,280)	$8,368	$(5,923)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$751,010	$724,551	$618,915
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Subsidiaries	(438,615)	(657,949)	(563,760)
Net realized losses (gains)	—	18	(232)
Increase (decrease) in current income taxes payable/receivable	47,804	(4,283)	1,971
Increase in other assets	(6,188)	(1,603)	(8,563)
Other, net	11,757	10,534	(5,556)

Net cash provided by operating activities	365,768	71,268	42,775

Cash flows from investing activities:
Proceeds from sales of bonds	—	16,761	10,138
Proceeds from maturities of bonds	—	—	200,000
Proceeds from the sale of Cadre Financial Services	—	3,676	—
Purchases of bonds	(193,832)	—	(317,131)
Change in short-term investments	(29,138)	(667)	3,536
Securities purchased under agreements to resell	(200,000)	—	—
Other, net	(53)	330	(227)

Net cash (used in) provided by investing activities	(423,023)	20,100	(103,684)

Cash flows from financing activities:
Dividends paid	(58,805)	(50,910)	(44,739)
Proceeds from issuance of debentures	396,332	—	363,188
Payment for buyback of debentures	—	—	(200,000)
Issuance of common stock	1,764	43,989	30,416
Purchases of treasury stock	(309,670)	(51,781)	(20,247)
Proceeds from sale of treasury stock	30,608	30,073	32,127
Contribution to subsidiaries	(1,735)	(62,606)	(99,724)

Net cash (used in) provided by financing activities	58,494	(91,235)	61,021

Net cash flow	1,239	133	112
Cash at January 1	456	323	211

Cash at December 31	$1,695	$456	$323

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$182,000	$175,000	$175,000

Interest expense on debt	$46,120	$55,166	$54,423

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income and short-term securities to Ambac Assurance Corporation amounting to $197,375 and $107,160 in December 2005 and December 2003, respectively.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2005, 2004 and 2003, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2003	$1,114,445	$138,146	$29,258	$1,005,557	2.91%
Year ended December 31, 2004	$1,009,243	$70,946	$38,568	$976,865	3.95%
Year ended December 31, 2005	$1,042,138	$99,673	$53,581	$996,046	5.38%

INDEX TO EXHIBITS

Exhibit Number	Description

10.07*	Form of Restricted Stock Unit Award.

10.14	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 23, 2006.

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney from Robert J. Genader.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Jill M. Considine.

24.04	Power of Attorney from W. Grant Gregory.

24.05	Power of Attorney from Phillip B. Lassiter.

24.06	Power of Attorney from Sean T. Leonard.

24.07	Power of Attorney from Thomas C. Theobald.

24.08	Power of Attorney from Laura S. Unger.

24.09	Power of Attorney from Henry D.G. Wallace.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2005 and 2004.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
++	Furnished herewith.