Form 10-Q
period 2006-03-31
AMBAC FINANCIAL GROUP INC
filed 2006-05-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  ☒         Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of May 5, 2006, 105,720,816 shares of Common Stock, par value $0.01 per share, (net of 3,472,280 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2006 and December 31, 2005

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $15,612,105 in 2006 and $14,781,028 in 2005)	$15,811,299	$15,124,016
Fixed income securities pledged as collateral, at fair value (amortized cost of $421,915 in 2006 and $378,480 in 2005)	412,659	371,160
Short-term investments, at cost (approximates fair value)	203,891	472,034
Other (cost of $13,561 in 2006 and $13,537 in 2005)	14,442	14,173

Total investments	16,442,291	15,981,383
Cash	26,497	28,295
Securities purchased under agreements to resell	306,000	419,000
Receivable for securities sold	23,295	2,161
Investment income due and accrued	150,362	178,779
Reinsurance recoverable on paid and unpaid losses	5,327	3,730
Prepaid reinsurance	281,835	303,383
Deferred acquisition costs	215,436	202,195
Loans	1,321,016	1,344,140
Derivative assets	862,674	1,101,948
Other assets	101,649	160,126

Total assets	$19,736,382	$19,725,140

Liabilities and Stockholders’ Equity
Liabilities:
Unearned premiums	$2,966,959	$2,954,718
Loss and loss expense reserve	298,160	304,139
Ceded reinsurance balances payable	15,737	23,746
Obligations under investment and payment agreements	7,026,570	7,056,222
Obligations under investment repurchase agreements	173,800	196,568
Securities sold under agreement to repurchase	39,000	—
Deferred income taxes	206,659	257,987
Current income taxes	82,704	16,726
Long-term debt	2,282,187	2,233,582
Accrued interest payable	88,550	108,195
Derivative liabilities	699,974	935,440
Other liabilities	211,199	253,969
Payable for securities purchased	169,996	11,641

Total liabilities	14,261,495	14,352,933

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,092	1,092
Additional paid-in capital	739,664	723,680
Accumulated other comprehensive income	117,205	202,312
Retained earnings	4,864,748	4,692,701
Common stock held in treasury at cost	(247,822)	(247,578)

Total stockholders’ equity	5,474,887	5,372,207

Total liabilities and stockholders’ equity	$19,736,382	$19,725,140

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2006 and 2005

(Dollars in Thousands Except Share Data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Financial Guarantee:
Gross premiums written	$219,007	$229,126
Ceded premiums written	8,757	26,627

Net premiums written	$227,764	$255,753

Net premiums earned	$194,180	$199,634
Other credit enhancement fees	14,188	12,067

Net premiums earned and other credit enhancement fees	208,368	211,701
Net investment income	113,955	102,008
Net realized investment (losses) gains	(379)	2,021
Net mark-to-market gains on credit derivative contracts	1,953	5,266
Other income	29,454	2,385
Financial Services:
Interest from investment and payment agreements	81,935	57,681
Derivative products	4,686	8,065
Net realized investment gains (losses)	5,503	(155)
Net mark-to-market gains on total return swap contracts	5,223	748
Net mark-to-market gains on non-trading derivatives	244	691
Corporate:
Net investment income	3,000	409
Net realized investment losses	—	—

Total revenues	453,942	390,820

Expenses:
Financial Guarantee:
Loss and loss expenses	127	23,472
Underwriting and operating expenses	37,896	33,403
Interest expense on variable interest entity notes	12,623	11,579
Financial Services:
Interest from investment and payment agreements	74,965	50,780
Other expenses	3,572	3,819
Interest	19,475	13,513
Corporate	3,643	2,282

Total expenses	152,301	138,848

Income before income taxes	301,641	251,972
Provision for income taxes	80,501	66,429

Net income	$221,140	$185,543

Net income per share	$2.08	$1.68

Net income per diluted share	$2.06	$1.66

Weighted average number of common shares outstanding:
Basic	106,438,758	110,191,422

Diluted	107,430,787	111,772,811

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Periods Ended March 31, 2006 and 2005

(Dollars in Thousands)

	2006		2005
Retained Earnings:
Balance at January 1	$4,692,701		$4,032,089
Net income	221,140	$221,140	185,543	$185,543

Dividends declared - common stock	(15,867)		(13,616)
Exercise of stock options	(33,226)		(157)

Balance at March 31	$4,864,748		$4,203,859

Accumulated Other Comprehensive Income:
Balance at January 1	$202,312		$296,814
Unrealized losses on securities, ($141,225) and
($134,405), pre-tax in 2006 and 2005, respectively(1)		(88,263)		(90,540)
Gain on derivative hedges, $3,952 and $1,499 pre-tax in 2006 and 2005, respectively		2,208		1,083
Foreign currency translation gain (loss)		948		(1,145)

Other comprehensive loss	(85,107)	(85,107)	(90,602)	(90,602)

Comprehensive income		$136,033		$94,941

Balance at March 31	$117,205		$206,212

Preferred Stock:
Balance at January 1 and March 31	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,089
Issuance of stock	—		—

Balance at March 31	$1,092		$1,089

Additional Paid-in Capital:
Balance at January 1	$723,680		$694,465
Stock-based compensation	7,566		7,613
Excess tax benefit related to share-based compensation	8,418		600
Capital issuance costs	—		(1,177)
Issuance of stock	—		908

Balance at March 31	$739,664		$702,409

Common Stock Held in Treasury at Cost:
Balance at January 1	($247,578)		$—
Cost of shares acquired	(42,823)		(721)
Shares issued under equity plans	42,579		380

Balance at March 31	($247,822)		($341)

Total Stockholders’ Equity at March 31	$5,474,887		$5,113,228

(1) Disclosure of reclassification amount:

Unrealized holding losses arising during period	($88,598)		($89,180)
Less: reclassification adjustment for net (losses) gains included in net income	(335)		1,360

Net unrealized losses on securities	($88,263)		($90,540)

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Years Ended March 31, 2006 and 2005

(Dollars in Thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$221,140	$185,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675	648
Amortization of bond premium and discount	(53)	46
Share-based compensation	8,405	7,613
Current income taxes	65,978	50,499
Deferred income taxes	165	14,654
Deferred acquisition costs	(12,292)	(16,877)
Unearned premiums, net	33,789	55,794
Loss and loss expenses	(7,576)	(812)
Ceded reinsurance balances payable	(8,009)	(4,555)
Investment income due and accrued	28,417	23,575
Accrued interest payable	(19,645)	(15,669)
Net realized investment gains	(5,124)	(1,866)
Other, net	364	(11,404)

Net cash provided by operating activities	306,234	287,189

Cash flows from investing activities:
Proceeds from sales of bonds	104,725	171,086
Proceeds from matured bonds	365,385	290,844
Purchases of bonds	(1,206,581)	(961,609)
Change in short-term investments	268,143	93,017
Securities purchased under agreements to resell	113,000	256,000
Loans, net	30,033	39,873
Purchases of securitization collateral	—	(101,600)
Other, net	9,436	3,753

Net cash used in investing activities	(315,859)	(208,636)

Cash flows from financing activities:
Dividends paid	(15,867)	(13,616)
Securities sold under agreements to repurchase	39,000	—
Proceeds from issuance of investment and payment agreements	277,937	221,295
Payments for investment and payment agreement draws	(309,548)	(292,223)
Proceeds from the issuance of long-term debt	50,000	50,000
Payments for redemption of long-term debt	(8,583)	(27,336)
Capital issuance costs	(894)	(1,177)
Net cash collateral received	703	5,810
Issuance of common stock	—	908
Purchases of treasury stock	(42,823)	(721)
Proceeds from sale of treasury stock	9,484	249
Excess tax benefit related to share-based compensation	8,418	—

Net cash provided by (used in) financing activities	7,827	(56,811)

Net cash flow	(1,798)	21,742
Cash at January 1	28,295	19,957

Cash at March 31	$26,497	$41,699

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,885	$1,235

Interest on long-term debt	$36,967	$18,146

Interest on investment agreements	$79,986	$48,788

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Ratings and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and any reduction in these ratings could have a material adverse affect on Ambac Assurance’s ability to compete in the financial guarantee business. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and Ambac Assurance’s guarantee generally makes the issue more marketable, both in the primary and secondary markets.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the full year ending December 31, 2006. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 13, 2006.

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

Ambac’s financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in Note 3

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

“Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observance of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in the last paragraph of this note, the accounting for credit loss reserves is subject to change.

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

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. Estimates are computed for each adversely classified credit. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits Ambac would use relevant information obtained from its remediation efforts to adjust the

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $171,697 and $197,607 at March 31, 2006 and December 31, 2005, respectively. The active credit reserves at March 31, 2006 and December 31, 2005 was comprised of 78 and 90 credits with net par outstanding of $5,755,585 and $6,319,724, respectively. Included in the calculation of active credit reserves at March 31, 2006 and December 31, 2005 was the consideration of $19,460 and $17,479, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligation.

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

Discount rates applied to case basis credit reserves were 4.75% at March 31, 2006 and December 31, 2005, respectively. Case basis credit reserves were $121,310 and $106,532 at March 31, 2006 and December 31, 2005, respectively. The case basis credit reserves at March 31, 2006 and December 31, 2005 were comprised of 10 credits, with net par outstanding of $740,551 and $838,975, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $5,153 and $3,468 at March 31, 2006 and December 31, 2005, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $298,160 and $304,139 at March 31, 2006 and December 31, 2005, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

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

In management’s view, the accounting guidance noted above does not comprehensively address the attributes of financial guarantee insurance contracts, primarily due to the fact that SFAS No. 60 was developed prior to the maturity of the financial guarantee industry. Financial guarantee contracts have elements of long-duration insurance contracts in that they are generally irrevocable and extend over a period of time that may be 30 years or more but are considered and reported for regulatory purposes as property and casualty insurance, normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue, deferred acquisition costs and contract liability recognition.

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

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 and SFAS 149”, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes are

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation results from these models could differ materially from amounts that would actually be realized in the market. In accordance with the Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), recognition of a trading profit at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction. The fair value includes an adjustment for counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs.

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

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac Assurance Corporation, through its subsidiary Ambac Credit Products, enters into structured credit derivative transactions with various financial institutions. Management views these structured credit derivative transactions as an extension of its financial guarantee business, under which Ambac intends to hold its position for the entire term of the related contract. These structured credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in the Consolidated Statement of Operations. The fee component is reflected in “Other Credit Enhancement Fees”, and the mark-to-market gains or losses associated with fair value changes are reflected in “Net Mark-to-Market Gains on Credit Derivative Contracts”.

Financial Services – Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services enters into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s financial guarantee credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The entire change in fair value of interest rate and currency swaps and the fee component of total returns swaps are reflected in “Derivative Product Revenues” and the mark-to-market gains or losses associated with the fair value changes on total return swaps are reflected in “Net Mark-to-Market Gains on Total Return Swap Contracts”.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the change in fair value (gain or loss) on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount representing hedge ineffectiveness, recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was $293 and $636 for the three months ended March 31, 2006 and 2005, respectively.

Interest rate swaps are also utilized to hedge the exposure to variable interest rates. These interest rate swap hedges are referred to as “cash flows” hedges. Gains and losses on interest rate swaps that meet the technical requirements for hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity, until earnings are affected by the variability in cash flows of the designated hedged item. For the three months ended March 31, 2006 and 2005, hedge ineffectiveness reported in net income for cash flow hedges was $255 and $0, respectively.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended March 31, 2006 and 2005 was ($49) and $55, respectively.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

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

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including structured credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Pursuant to insurance and indemnity agreements, Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Intersegment revenues include the premiums earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac Financial Group, Inc. corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

The following table is a summary of financial information by reportable segment as of and for the three-month period ended March 31, 2006 and 2005:

(Dollars in thousands) Three months ended March 31,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2006:
Revenues:
Unaffiliated customers	$353,351	$97,591	$3,000	$—	$453,942
Intersegment	12,109	(1,058)	34,000	(45,051)	—

Total revenues	$365,460	$96,533	$37,000	($45,051)	$453,942

Income before income taxes:
Unaffiliated customers	$302,705	$19,054	($20,118)	$—	$301,641
Intersegment	13,493	(1,947)	33,005	(44,551)	—

Total income before income taxes	$316,198	$17,107	$12,887	($44,551)	$301,641

Total assets	$11,081,456	$8,390,146	$264,780	$—	$19,736,382

2005:
Revenues:
Unaffiliated customers	$323,381	$67,030	$409	$—	$390,820
Intersegment	198	(468)	29,600	(29,330)	—

Total revenues	$323,579	$66,562	$30,009	($29,330)	$390,820

Income before income taxes:
Unaffiliated customers	$254,927	$12,431	($15,386)	$—	$251,972
Intersegment	1,921	848	28,820	(31,589)	—

Total income before income taxes	$256,848	$13,279	$13,434	($31,589)	$251,972

Total assets	$10,332,236	$8,230,344	$63,196	$—	$18,625,776

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarize gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment by location of risk for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)	Three Months 2006		Three Months 2005
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
United States	$171,090	$156,692	$181,314	$157,784
United Kingdom	16,146	15,204	18,184	15,941
Japan	6,660	6,115	7,072	7,209
Australia	682	3,034	691	2,180
Brazil	2,553	2,237	2,964	2,404
Italy	1,476	2,066	1,503	2,081
Mexico	1,210	1,095	3,497	1,611
Internationally diversified (1)	9,396	12,855	8,466	14,622
Other international	9,794	9,070	5,435	7,869

Total	$219,007	$208,368	$229,126	$211,701

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(5)	Employee Benefit Plans

Stock-based Compensation:

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the Common Stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides awards of stock options and restricted stock units to non-employee members of Ambac’s Board of Directors. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. As of March 31, 2006, approximately 7,442,943 shares were available for future grant under the Equity Plan and the Directors Equity Plan. The number of options and their exercise price, and the number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula.

Since January 1, 2003, Ambac accounted for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS No. 123 as amended by SFAS Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), prospectively to all employee awards granted after January 1, 2003.

Effective January 1, 2006, Ambac adopted SFAS No. 123-R, “Share-Based Payment”, (“SFAS No. 123-R”) by using the modified prospective approach to all employee awards granted after the effective date. Beginning with the effective date, SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date using the fair-value measurement method and

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

estimating forfeitures for all unvested awards. Key differences between SFAS No. 123-R and SFAS No. 123 are:

SFAS No. 123-R provides further clarification that the Black-Scholes-Merton model is not appropriate for stock options containing a market condition that affects vesting and the ability to exercise. The fair value of each market condition award was estimated on the date of grant using a Monte Carlo simulation model. Stock options granted prior to the adoption of SFAS 123-R were valued using the Black-Scholes-Merton model. Stock options granted in 2006 will vest on the earlier of Ambac’s Common Stock achieving certain price targets (market conditions) or meeting the requisite service requirement.

SFAS 123-R requires compensation expense be recognized for partially vested awards outstanding at its effective date. Expense will be recognized for the remainder of the requisite service period. Certain market condition stock option grants previously accounted for under APB No. 25 were partially vested as of January 1, 2006. For the quarter ended March 31, 2006 approximately $205 of compensation expense is recorded for these partially vested awards.

SFAS No.123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. This is consistent with how Ambac recognized such awards under SFAS 123. Based on interpretative guidance under SFAS No. 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date. Ambac elected to accrue the estimated cost of the 2007 stock-compensation grants to retirement-eligible employees over the service period. Therefore, Ambac will accrue the estimated cost of such awards over the course of the fiscal year preceding the grant date ($1,787 recognized in the first quarter of 2006).

For the quarter ended March 31, 2006, basic and diluted earnings per share would have increased by $0.01 and $0.01 per share if Ambac had not adopted SFAS No. 123-R.

Stock Options:

As discussed above, with the adoption of SFAS 123-R, Ambac used a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. The assumptions for the 2006 stock option grants are as follows:

Expected volatility	25.34%
Suboptimal factor	175%
Dividend Yield	0.8%
Risk-free interest rates	4.27	%-4.41%
Expected term	5.23	years

The expected volatility is based on the average of implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term of the option. We have adjusted the contractual term of the option for the effect of retirement-eligible participants. Suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term of the award.

A summary of option activity for the three months ended March 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Aggregate Intrinsic Value	Weighted Average Remaining Contract Life
Outstanding at beginning of year	4,338,886	$59.55
Granted	665,650	$74.45
Exercised	(224,701)	$41.88
Forfeited	(60,250)	$72.67

Outstanding at end of quarter	4,719,585	$62.33	$81,149,617	4.1

Exercisable	2,621,696		$65,185,972	2.9

The grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 were $22.25 and $21.23, respectively. The fair value of the 2006 option award is attributed over the derived vesting periods based on the output of the valuation model and represents the median time required to satisfy the market conditions of the award. The intrinsic value for stock options exercised during the quarter ended March 31, 2006 and 2005 was $8,309 and $1,460, respectively.

As of March 31, 2006, there were $18,552 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 3.8 years. Gross stock option expense was $6,229 and $5,347 for the three months ended March 31, 2006 and 2005, respectively. The net income effect from stock options were $2,102 and $1,731 for the three months ended March 31, 2006 and 2005, respectively. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

Cash received from stock options exercises for the three months ended March 31, 2006 was $9,420. The income tax benefits from share-based arrangements totaled $8,418 for the three months ended March 31, 2006, with approximately $3,240 attributed to stock option exercises.

Restricted Stock Units (“RSU”):

Ambac has an annual incentive program (the “Program”) that makes available to all eligible employees awards that are based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. The Program awards consist of cash and RSU for all employees and, in lieu of a predetermined percentage of cash, RSU that may be granted to officers at the level of Managing Director and above. RSU granted in lieu of the first twenty-five percent of the cash award are granted at a twenty-five percent discount to the average of the high and low of Ambac common stock on the date of grant. An eligible employee can elect to defer more than twenty-five percent of their cash award in the form of RSU, however, the aforementioned discount does not apply. RSU granted in lieu of the

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

cash award vest equally over three years. The RSU representing the twenty-five percent discount vest on the fourth anniversary of the date of grant. Prior to vesting, the RSU cannot be sold or transferred by the participant and are subject to cancellation if the participant’s employment is terminated. All RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement or death. Of the total RSU outstanding at March 31, 2006 of 1,343,616 (i) 592,847 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 750,769 units did not require future service.

Information with respect to the RSU awards is as follows for the three months ended March 31, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,535,309	$56.78
Granted	241,191	$74.44
Delivered	(404,472)	$39.38
Forfeited	(28,412)	$74.45

Outstanding at end of quarter	1,343,616	$64.80

As of March 31, 2006, there was $28,524 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 2.2 years. Gross RSU expense was $8,025 and $8,267 for the three months ended March 31, 2006 and 2005, respectively. The net income effect from RSUs were $3,162 and $3,094 for the three months ended March 31, 2006 and 2005, respectively.

The fair value for RSUs vested during the quarter ended March 31, 2006 and 2005 was $6,698 and $8,960, respectively.

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. A contribution of $2,000 is estimated to be made in 2006. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Net periodic pension costs for the three months ended March 31, 2006 and 2005 include the following components:

	March 31, 2006	March 31, 2005
Service cost	$543	$471
Interest cost	425	363
Expected return on plan assets	(651)	(599)
Amortization of prior service cost	(26)	(36)
Recognized net loss	66	36

Total pension expense	$357	$235

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Postretirement and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. All plans are contributory. None of the plans are currently funded. Postretirement benefit expense was $171 and $121 for the three months ended March 31, 2006 and 2005, respectively. Post employment benefit expense was $70 and $79 for the three months ended March 31, 2006 and 2005, respectively.

(6)	Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 105,705,774 were outstanding as of March 31, 2006. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of March 31, 2006.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As of March 31, 2006, Ambac is the primary beneficiary under three transactions as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $55,939 and $64,522 with a maturity date of December 3, 2022 and a variable rate of interest which was 4.94% and 4.26% at March 31, 2006 and December 31, 2005, respectively.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by special purpose reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances was $1,034,496 at March 31, 2006, with maturity dates ranging from April 15, 2016 to February 6, 2025. At March 31, 2006 the interest rate on these notes ranged from 4.65% to 4.91%. Under one of these transactions, Ambac is subject to potential consolidation of an additional $250,000 of assets and liabilities in connection with future utilization of the VIE by the reinsurer.

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

	At March 31, 2006	At December 31, 2005
Assets:
Cash	$666	$676
Loans	660,840	659,379
Investment in fixed income securities	431,335	390,423
Investment income due and accrued	7,474	7,448

Total assets	$1,100,315	$1,057,926

Liabilities:
Long-term debt	$1,090,435	$1,041,848
Other Liabilities	9,790	15,493

Total liabilities	1,100,225	1,057,341

Stockholders’ equity:
Accumulated other comprehensive income	90	585

Total liabilities and stockholders’ equity	$1,100,315	$1,057,926

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Qualified Special Purpose Entities:

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with SFAS 140. QSPEs are not subject to the requirements of FIN 46-R and accordingly are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac, and Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of March 31, 2006, there have been 14 individual transactions processed through the QSPEs of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of March 31, 2006, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the three months ended March 31, 2006 and the year ended December 31, 2005, respectively. As of March 31, 2006, the estimated fair value of financial assets, MTN liabilities and derivative hedge assets of the QSPEs was $1,571,256, $1,610,929 and $4,094, respectively. When market quotes are not available, estimated fair value is determined utilizing valuation models. These models include estimates, made by Ambac management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1,737 and $1,462 for the three months ended March 31, 2006 and 2005, respectively. Ambac also received fees for providing other services amounting to $63 and $90 for the three months ended March 31, 2006 and 2005, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed income municipal investment securities. These beneficial interests are directly secured by the related municipal investment securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed income municipal investment securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $256,719 and $258,806 as of March 31, 2006 and December 31, 2005. The beneficial interests issued to third parties, are reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,750 and $248,760 as of March 31, 2006 and December 31, 2005. As of March 31, 2006 and December 31, 2005, the interest rates on these beneficial interests ranged from 2.95% to 3.26% and from 1.49% to 3.55%, respectively.

(8)	Accounting Standards

On February 16, 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 and SFAS 140, and addresses issues raised in SFAS 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” The primary objectives of SFAS 155 are: (i) with respect to SFAS 133, to address the accounting for beneficial interests in securitized financial assets and (ii) with respect to SFAS 140, eliminate a restriction on the passive derivative instruments that a QSPE may hold. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Ambac will adopt SFAS 155 on January 1, 2007 and is currently evaluating the implications of SFAS 155 on its financial statements.

On April 13, 2006, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”. This FSP addresses the approach to determine the variability to consider when applying FIN 46 (R) and includes illustrative examples of how the variability should be considered. The variability that is considered may affect the determination as to whether the entity is a VIE, the determination of which interests are variable interests in the entity, if necessary, the calculation of expected losses and residual returns of the entity, and the determination of which party is the primary beneficiary of the VIE. The effective date for prospective application is the first day of the first reporting period beginning after June 15, 2006. Retrospective application, if elected, should be completed no later than the end of the annual reporting period after July 15, 2006, effectively December 31, 2006 for Ambac. Ambac is currently evaluating the implications of this FSP on its financial statements.

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

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $2.06 for the first quarter of 2006, a 24% increase from $1.66 for the first quarter of 2005. The first quarter of 2006 benefited from improvements in our classified credit portfolio resulting in lower losses incurred and the sale of the remaining three aircraft from a previously reported defaulted enhanced equipment trust certificate. Return on average shareholders’ equity was 16.3%.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Rating and Investment Information, Inc. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives triple-A ratings, typically resulting in lower financing costs for the issuer and Ambac Assurance’s guarantee generally makes the issue more marketable, both in the primary and secondary markets.

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as stadium financings, military housing and student housing. Structured Finance covers U.S. structured finance transactions, including mortgage-backed securities and other consumer asset-backed securities, commercial asset-backed securities, pooled debt obligations, investor-owned utilities and asset-backed commercial paper conduits. International Finance covers infrastructure transactions, investor-owned utilities, certain sub-sovereign obligations and structured finance transactions including pooled debt obligations involving assets outside of the U.S.

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, currency swaps, total return swaps and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed and structured finance issuers. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

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

Critical accounting estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2005 Form 10-K filed with the SEC on March 13, 2006. Management has discussed each of these critical accounting estimates with the Audit and Risk Assessment Committee of the Board of Directors.

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

Ambac has exposure to various bond types. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are three bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur. These three bond types are aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), health care institutions and mortgage-backed and home equity securitizations. The collateral for an EETC bond is commercial aircraft. Intense competition in the global airline industry continues. As a result, major airlines have been forced to reduce costs and scale back aircraft purchases. Additionally, high energy costs have negatively impacted operations and competition between the largest aircraft manufacturers has served to reduce overall aircraft pricing. These events have adversely impacted the value of certain aircraft and accordingly impacted the loss severity estimates associated with certain EETC exposures. We have observed that the health care industry is also particularly subject to changes in severity estimates. Typically, bonds insured by Ambac in the healthcare sector are secured by revenues generated by a hospital enterprise. The value of a hospital enterprise and its ability to generate revenues are primarily impacted by the essentiality of that hospital enterprise to a particular community. For example, hospitals that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. It is also reasonably possible that severity estimates could materially change in the mortgage-backed and home equity securitization sector. Severity estimates in this sector are impacted by residential real estate values. Increases in mortgage interest rates, increased unemployment or personal bankruptcies could have an adverse impact on residential real estate values and mortgage-backed and home equity loss severity estimates. See Losses and Loss Expenses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

The table below outlines the estimated impact on the March 31, 2006 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible changes in the loss severity assumptions. These changes in the loss severity assumptions, while maintaining the current probability of default and adversely classified credit rating constant, represent management’s estimate of reasonably possible changes in severity, which are based upon our historical experience.

(Dollars in millions)Category	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
EETC	20%	26%	$3
Health care	62%	79%	$15
Mortgage-backed and home equity	17%	19%	$4

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

each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas. Throughout the history of Ambac, there have not been any significant losses resulting from natural disasters. As a result, management has adjusted our assumptions to reflect the unprecedented nature of the disaster. Future decreases, if any, to these severity assumptions will have a similar relative effect on our loss reserves and future increases, if any, to these assumptions, excluding those credits fully reserved, will also have a similar relative effect on our loss reserves.

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

The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Approximately 1% of the investment portfolio was valued using internal valuation models at March 31, 2006 and December 31, 2005.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The net fair value of derivative contracts was $163 million and $167 million at March 31, 2006 and December 31, 2005, respectively. Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on synthetic

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

In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data.

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2006 and 2005, and its financial condition as of March 31, 2006 and December 31, 2005. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended March 31, 2006 was $221.1 million or $2.06 per diluted share. This represents a 19% increase from the first quarter 2005 net income of $185.5 million, and a 24% increase in net income per diluted share from $1.66 in the first quarter of 2005. Ambac’s income before income taxes was $301.6 million for the three months ended March 31, 2006, an increase of 20% from income before income taxes of $252.0 million in the three months ended March 31, 2005. Of the $301.6 million of income before income taxes in the first quarter of 2006, $302.7 million was from Financial Guarantee, $19.0 million from Financial Services and $(20.1) million from Corporate, compared to $254.9 million, $12.5 million and $(15.4) million for Financial Guarantee, Financial Services and Corporate, respectively in the first quarter of 2005. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding, partially offset by interest income on investments held at the parent company.

Financial Guarantee net income for the three months ended March 31, 2006 increased primarily as a result of (i) higher other income resulting from the sale of three aircraft from a previously reported defaulted enhanced equipment trust certificate, (ii) higher investment income, and (iii) a lower provision for loss and loss expenses, partially offset by (i) lower total net premiums earned and other credit enhancement fees, and (ii) higher underwriting expenses. The Financial Services increase in the first quarter of 2006 is primarily attributable to (i) higher investment income in the investment agreement business (ii) higher net realized gains, and (iii) higher net mark-to-market gains on total return swap contracts, partially offset by (i) higher interest expense from investment and payment agreements and (ii) lower derivative product revenues.

Included in the three months ended March 31, 2006 net income in the Financial Guarantee segment, is the impact from cancellations of the remaining reinsurance contracts

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with AXA Re Finance S.A. (“AXA Re”) and American Re-Insurance Company (“American Re”). The insured par that was recaptured as a result of the cancellation totaled approximately $3.9 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $37.0 million in returned premiums from the cancellation, of which $29.3 million was deferred. The difference, $7.7 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $3.1 million, $2.0 million after-tax.

Included in the three months ended March 31, 2005 income before income taxes in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”). The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

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

Ambac Assurance guaranteed $28.5 billion of gross par value bonds during the three months ended March 31, 2006, an increase of 52% from $18.8 billion during the comparable prior year period.

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2006 and December 31, 2005:

(Dollars in billions)	March 31, 2006	December 31, 2005
Public Finance	$270.2	$264.1
Structured Finance	153.5	144.3
International Finance	68.0	70.7

Total net par outstanding (1)	$491.7	$479.1

(1)	$3.9 billion of the net par outstanding increase in 2006 was a result of the reinsurance cancellation noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2006 and December 31, 2005 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2006 and December 31, 2005. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	March 31, 2006	December 31, 2005
AAA	8%	8%
AA	26	26
A	45	45
BBB	20	20
Below investment grade	1	1

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	March 31, 2006	December 31, 2005
U.S. Public Finance:
Transportation	$653	$653
Health care	589	584
General obligation	349	387
Tax-backed	135	135
University	70	70
Other	153	146

Total U.S. Public Finance	1,949	1,975

U.S. Structured Finance:
Mortgage-backed and home equity	1,099	507
Enhanced equipment trust certificates	989	927
Investor-owned utilities	575	575
Pooled debt obligations	332	384
Asset-backed	179	188

Total U.S. Structured Finance	3,174	2,581

International Finance:
Transportation revenue	224	219
Investor-owned utilities	54	52
Sovereign/sub-sovereign	38	38
Other	200	203

Total International Finance	516	512

Grand Total	$5,639	$5,068

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. The ratings are subject to revision at any time and do not constitute investment advice.

There were 75 credits with Ambac Assurance ratings below investment grade at both March 31, 2006 and December 31, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Public Finance bond obligations par value written was $10.0 billion for the three months ended March 31, 2006, which was 9% lower than $11.0 billion of par value written in the three months ended March 31, 2005. This decline was primarily due to volume decreases in the new issue municipal market as well as lower insured penetration, partially offset by a higher market share by Ambac.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Included within the commercial asset-backed sector are securitizations of operating assets, including aircraft, rental car fleets, and rail cars, as well as film and publishing royalties. Structured Finance obligations par value written was $17.2 billion for the three months ended March 31, 2006, which was 192% higher than $5.9 billion of par value written in the three months ended March 31, 2005. The increase in Structured Finance obligations guaranteed for the first quarter of 2006 resulted primarily from higher pooled debt obligations, asset-backed and conduits and mortgage-backed and home equity securitization obligations.

International Finance:

International finance obligations include public purpose infrastructure projects and asset-backed securities originated outside the United States (“International Finance”). International Finance asset-backed obligations may include significant components of domestic exposures. Ambac Assurance’s emphasis internationally has been on Western Europe and Australia. In the United Kingdom, Ambac Assurance has participated extensively in the Private Finance Initiative whereby the government has been privatizing certain infrastructure finance activities. Ambac Assurance expects demand for our financial guarantees on infrastructure privatization transactions to increase in certain other European countries. Ambac also participates in less developed markets through certain structures such as pooled debt obligations and future flow transactions. Future flow transactions essentially securitize U.S. dollar-based future revenue streams arising from exports or banking flows. International Finance bond obligations par value written was $1.3 billion for the three months ended March 31, 2006, which was 32% lower than $1.9 billion of par value written for the three months ended March 31, 2005. The decrease in International Finance obligations guaranteed during the first quarter of 2006 is primarily due to lower pooled debt obligations.

Gross Premiums Written. Ambac receives insurance premiums either upfront at policy issuance or on an installment basis over the life of the transaction. The collection method is determined at the time of policy issuance. Gross premiums written for the three months ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

March 31, 2006 were $219.0 million, a decrease of $10.1 million or 4% from 229.1 million in the three months ended March 31, 2005.

Up-front premiums written during the three months ended March 31, 2006 were $96.7 million, a decrease of $8.3 million or 8% from $105.0 million in the three months ended March 31, 2005. Up-front premiums written in the first quarter of 2006 saw a decrease in Public Finance, partially offset by increases in both Structured and International Finance.

Installment premiums written for the three months ended March 31, 2006 were $122.3 million, a decrease of $1.8 million or 1% from $124.1 million in the three months ended March 31, 2005. Installment premiums written in the first quarter of 2006 saw a decrease in International Finance, partially offset by increases in Public and Structured Finance.

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while retaining flexibility to cede those transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums (returned) written for the three months ended March 31, 2006 and March 31, 2005 were ($8.8) million and ($26.6) million, respectively,

Included in ceded premiums written in the three months ended March 31, 2006 and 2005 is $37.0 million and $55.8 million, respectively, in return premiums from reinsurance contract cancellations. Excluding the return premiums from the three months ended March 31, 2006 and 2005, ceded premiums written were $28.2 million for the three months ended March 31, 2006 compared to $29.2 million in the three months ended March 31, 2005, a decrease of 3%. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 12.9% and 12.7% for the three months ended March 31, 2006 and 2005, respectively.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would nonetheless be liable to its policyholders in the full amount of its policy. To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $175.7 million from its reinsurers as of March 31, 2006. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac Assurance’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	March 31, 2006	December 31, 2005
AAA	$19.7	$19.2
AA	22.5	21.1
A	—	2.3
Not rated	—	1.6

Total	$42.2	$44.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three months ended March 31, 2006 were $208.4 million, a decrease of $3.3 million or 2% from $211.7 million for the three months ended March 31, 2005. The decrease was primarily the result of lower refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”), partially offset by the larger Financial Guarantee book of business.

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low long-term interest rate environment continues to prompt the high levels of refundings. As long-term interest rates rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned during the three months ended March 31, 2006 included $25.0 million from accelerated earnings as compared to $34.4 million for the three months ended March 31, 2005, respectively. Included in the three months ended March 31, 2006 and 2005 accelerated earnings amounts were approximately $7.7 million and $4.5 million, respectively, from the cancellation of a reinsurance contracts previously mentioned.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) in the first quarter of 2006 were $169.2 million, an increase of $4.0 million or 2% from $165.2 million in the first quarter of 2005. Normal net premiums earned for the three months ended March 31, 2006 increased 1% and 7% for Public and Structured Finance, respectively, and decreased 2% for International Finance from the three months ended March 31, 2005.

Overall, the business environment has become more competitive. Increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors has increased. This increased competition has had an adverse impact on pricing. The growth in normal earned premiums in Structured Finance and International Finance that has been exhibited over the past several years has moderated as those lines of business have grown significantly, resulting in more difficult comparisons. Additionally, a significant portion of the recent premium writings in Public Finance and for certain bond types within Structured Finance and International are for longer-term transactions. While the earned premium impact from such writings is not as immediate as the mortgage-backed or pooled debt obligations, they increase the stability of earned premiums over time. Similarly, due to a tight credit spread environment in International Finance, our exposures relating to pooled debt obligations have decreased over the past few quarters, adversely impacting earned premiums and other credit enhancement fees. This, combined with the continued high level of run-off in the mortgage-backed securities book, adversely impacted overall earned premium growth.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Competitive and credit trends such as the ones we are currently experiencing in domestic mortgage-backed securities and international pooled debt obligations are a normal part of Ambac Assurance’s business.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product were $14.2 million for the three months ended March 31, 2006, an increase of $2.1 million or 17% from $12.1 million in the three months ended March 31, 2005, primarily due to new domestic business growth.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	March 31, 2006	March 31, 2005
Public Finance	$55.8	$55.2
Structured Finance	69.3	64.8
International Finance	44.1	45.2

Total normal premiums earned	169.2	165.2
Refundings	25.0	34.4

Total net premiums earned	194.2	199.6
Other credit enhancement fees	14.2	12.1

Total net premiums earned and other credit enhancement fees	$208.4	$211.7

Net Investment Income. Net investment income for the three months ended March 31, 2006 was $114.0 million, an increase of $12.0 million or 12% from $102.0 million in the three months ended March 31, 2005. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, including cash received during the quarter related to the previously mentioned reinsurance cancellations, (ii) a capital contribution from Ambac Financial Group, Inc. of $200 million in the fourth quarter of 2005, and (iii) rising interest rates. Investments in tax-exempt securities amounted to 73% and 69% of the total fair value of the portfolio as of March 31, 2006 and March 31, 2005, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.59% as of March 31, 2006 compared with 4.51% at March 31, 2005.

Net Realized Investment (Losses) Gains. Net realized investment losses in the three months ended March 31, 2006 were $0.4 million compared to net realized investment gains of $2.0 million for the three months ended March 31, 2005. The following table details amounts included in net realized investment (losses) gains:

(Dollars in millions)	March 31, 2006	March 31, 2005
Net (losses) gains on securities sold or called	($0.5)	$2.2
Foreign exchange gains (losses) on investments	0.1	(0.2)

Net realized investment (losses) gains	($0.4)	$2.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Mark-to-Market Gains on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three months ended March 31, 2006 were $2.0 million compared to net mark-to-market gains of $5.3 million in the three months ended March 31, 2005. The change in estimated fair value of structured credit derivatives reflects net mark-to-market gains due to improvements in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives for the three months ended March 31, 2006 and 2005.

Other Income. Other income for the three months ended March 31, 2006 was $29.5 million compared to other income of $2.4 million for the three months ended March 31, 2005. During the first quarter of 2006, Ambac Assurance sold the three remaining aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring fee revenues of $0.3 million for both the three months ended March 31, 2006 and 2005, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically are collected at close of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $16.6 million and $16.4 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005, respectively.

Loss and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three months ended March 31, 2006 was $0.1 million compared to $23.5 million for the three months ended March 31, 2005.

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2006 and the year-ended December 31, 2005:

(Dollars in millions)	March 31, 2006	December 31, 2005
Beginning balance of net loss reserves	$300.6	$237.5
Provision for losses and loss expenses	0.1	149.9
Losses paid	(10.8)	(119.1)
Recoveries of losses paid from reinsurers	1.1	22.9
Other recoveries, net of reinsurance	2.0	9.4

Ending balance of net loss reserves	$293.0	$300.6

The loss and loss expense provision for the quarter ended March 31, 2006 is a result of an increase in case reserves amounting to $26.0 million during the quarter, offset by net positive migration in the active credit reserve amounting to $25.9 million. Net loss reserves as of March 31, 2006 include $91.1 million for Hurricane Katrina credits, down slightly from $91.5 million at December 31, 2005. Approximately $1.1 billion of Katrina impacted credits remain in Ambac’s classified credit portfolio. Ambac did not pay any Katrina related claims during the quarter.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide details of losses paid, net of recoveries received for the three months ended March 31, 2006 and 2005 and gross case basis credit reserves at March 31, 2006 and December 31, 2005 by market sector:

(Dollars in millions)	March 31, 2006	March 31, 2005
Net losses paid (recovered):
Public Finance	$5.5	$4.6
Structured Finance	3.3	17.2
International Finance	(1.0)	(1.4)

Total	$7.8	$20.4

(Dollars in millions)	March 31, 2006	December 31, 2005
Gross case basis credit reserves:
Public Finance	$120.3	$97.0
Structured Finance	6.2	9.5
International Finance	—	—

Total	$126.5	$106.5

The following table summarizes Ambac Assurance’s loss reserves split between case basis credit loss reserves and active credit reserves at March 31, 2006 and December 31, 2005.

(Dollars in millions)	March 31, 2006	December 31, 2005
Gross loss and loss expense reserves:
Case basis credit reserves(1)(2)	$126.5	$106.5
Active credit reserves	171.7	197.6

Total	$298.2	$304.1

(1)	Ambac Assurance discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.75% at both March 31, 2006 and December 31, 2005, respectively.

(2)	Reinsurance recoverables on case basis credit reserves were $5.2 million and $3.5 million at March 31, 2006 and December 31, 2005, respectively.

Active credit reserves were $171.7 million and $197.6 million at March 31, 2006 and December 31, 2005, respectively. Included in the calculation of active credit reserves at March 31, 2006 and December 31, 2005 was the consideration of $19.5 million and $17.5 million, respectively, of reinsurance which would be due to Ambac Assurance from the reinsurers, upon default of the insured obligations. The active credit reserve at March 31, 2006 and December 31, 2005 was comprised of 78 and 90 credits with net par outstanding of $5,756 million and $6,319 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by credit improvements and exposure paydowns, and transfers to case basis credit reserves.

Case basis credit reserves at March 31, 2006 and December 31, 2005 were both comprised of 10 credits, respectively, with net par outstanding of $740.6 million and $839.0 million, respectively. Increase to the case basis credit reserves is primarily due additional case

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reserves for a public finance infrastructure transaction and a home equity mortgage transaction, partially offset by payments out of case reserves during the quarter.

At March 31, 2006, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $70.0 million. Related future payments are $62.6 million, $2.2 million, $0.5 million, $3.7 million and $4.9 million for the remainder of 2006, 2007, 2008, 2009 and 2010, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2006 were $37.9 million, an increase of $4.5 million or 13% from $33.4 million in the three months ended March 31, 2005. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for the first quarters of 2006 and 2005:

(Dollars in Millions)	March 31, 2006	March 31, 2005	% Change
Gross underwriting and operating expenses	$52.9	$47.0	13%
Net reinsurance commissions received (1)	3.4	9.4
Operating expenses and reinsurance commissions deferred	(22.3)	(19.5)
Amortization of previously deferred expenses (1)	3.9	(3.5)

Underwriting and operating expenses	$37.9	$33.4	13%

(1)	The first quarter 2006 and 2005 cancellations of reinsurance contracts disclosed above impacted net reinsurance commissions received by ($10.3) million and ($17.4) million, respectively, and the amortization of previously deferred expenses by $8.1 million and $15.9 million, respectively.

The increase in gross underwriting and operating expenses for the three months ended March 31, 2006 is primarily attributable to higher compensation costs. Compensation expenses for the three months ended March 31, 2006 was $40.9 million, and increase of 15% from $35.7 million in the three months ended March 31, 2005. Ambac’s first quarter 2006 expenses include the impact of implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123-R “Share-Based Payment” Under provisions of SFAS 123-R, Ambac will accrue the 2007 stock-based compensation for those employees that are retirement eligible throughout 2006. Previously, such awards were recognized on the date of grant. Stock-based compensation for the three months ended March 31, 2006 were $13.8 million compared to $13.0 million for the three months ended March 31, 2005.

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

Revenues. Revenues for the three months ended March 31, 2006 were $97.6 million, an increase of $30.6 million or 46% from $67.0 million in the three months ended March 31, 2005. The increase for the three months ended March 31, 2006 are primarily due to (i) higher interest income from the investment agreement business driven by the increase in interest rates, (ii) higher net realized investment gains, and (iii) higher net mark-to-market gains on total return swap contracts, partially offset by lower derivative product revenues. Interest earned from investments made with proceeds from investment and payment agreements were $81.9 million in the first three months ended March 31, 2006, up $24.2 million or 42% from $57.7 million in the three months ended March 31, 2005. The increase was primarily driven by higher income from floating rate securities in the investment portfolio. Derivative product revenues were $4.7 million in the three months ended March 31, 2006, down $3.4 million or 42% from $8.1 million in the three months ended March 31, 2005. This decrease is primarily due to lower new business revenues on interest rate swap contracts. The net mark-to-market gain on total return swap contracts for the three months ended March 31, 2006 was primarily due to spread narrowing on certain credits within the total return swap portfolio.

During 2002 and 2003 realized losses included an impairment write-down of $139.7 million and $10.5 million, respectively, related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, have defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In the first quarter of 2006, full year 2005 and full year 2004, Ambac has received cash recoveries of $5.9 million, $10.8 million and $17.9 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a Trust created under the Plan and litigation settlements. In April 2006, Ambac and a group of certain other note holders received a final court ruling in connection with litigation settlement agreements. In connection with such settlement agreements, Ambac expects to receive approximately $36 million of which $34 million was received in April 2006.

Expenses. Expenses for the three months ended March 31, 2006 were $78.5 million, up $23.9 million or 44% from $54.6 million in the three months ended March 31, 2005. Included in the above are expenses related to investment and payment agreements of $75.0 million and $50.8 million for the three months ended March 31, 2006 and 2005, respectively. The increase is primary related to higher interest rates in floating rate investment agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Corporate Items

Interest Expense. Interest expense was $19.5 million in the three months ended March 31, 2006, up $6.0 million or 44% from $13.5 million in the three months ended March 31, 2005. The increase is primarily attributable to Ambac’s issuance of $400 million, 5.95% debt, due December 5, 2035 in December 2005.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three months ended March 31, 2006 were $3.6 million, an increase of $1.3 million or 57% from $2.3 million in the three months ended March 31, 2005. The increase is primarily related to Ambac’s contingent capital facility. First quarter 2005 contingent capital facility fees of $1.2 million was recorded directly in shareholders’ equity in the Consolidated Balance Sheet rather in corporate operating expenses.

Provision for Income Taxes. Income taxes for the three months ended March 31, 2006 and 2005 were at an effective rate of 26.7% and 26.4%, respectively. The increase in the effective tax rate relates to an increase in taxable pre-tax profits.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without regulatory approval. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2006 for payment of dividends by Ambac Assurance is $332.7 million. Ambac Assurance paid dividends of $34.0 million in the first quarter of 2006.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries

Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during 2006, and the income it expects to receive from its investment portfolio, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at March 31, 2006.

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

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of March 31, 2006, approximately $5.1 billion, or 80%, of the outstanding investment agreements (at amortized cost) relate to either scheduled or contingent draw, floating rate investment agreements, which expose Ambac to minimal liquidity risk. Contingent draw floating rate investment agreements are sourced in the structured finance markets and will only permit a draw in the event that well-defined, observable events have occurred. Ambac considers these contingent draw events to be remote. The remaining portfolio of investment agreements, approximating $1.3 billion at March 31, 2006, consists of fixed rate investment agreements, primarily relating to debt service reserve and construction funds in support of municipal bond transactions. Debt service reserve fund investment agreements may be drawn unexpectedly upon a payment default by the municipal issuer. Ambac also considers these draw events to be remote. Construction fund investment agreements may be drawn faster or slower than anticipated when construction of the underlying municipal project does not proceed as expected.

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

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceeds a predetermined threshold amount. Ambac has posted collateral of $13.9 million under these contracts at March 31, 2006. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $173.1 million under these contracts at March 31, 2006. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps and Ambac Credit Products enters into credit derivative contracts. All of our total return swaps and a portion of our credit derivatives have collateral support agreements. In addition, a downgrade of our financial strength rating below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. At March 31, 2006, Ambac has not pledged collateral under any of its credit derivative or total return swap contracts.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. On July 28, 2005, Ambac and Ambac Assurance, as borrowers, entered into a $400 million five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks (the “Banks”). The Credit Facility expires on July 28, 2010. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

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

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.87 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the first quarter of 2006 and 2005, Ambac Assurance paid contingent capital facility fees of $0.9 million and $1.2 million, respectively. Put option fees are included as Corporate expenses for 2006 and recorded in adjusted paid-in capital on the Consolidated Balance Sheets for the first quarter of 2005 and prior.

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

Balance Sheet. Total assets as of March 31, 2006 were $19.74 billion, up 1% compared to total assets of $19.73 billion at December 31, 2005. The increase was primarily due to cash generated from operations during the period, partially offset by a decrease in unrealized gains in the investment portfolio driven by higher long-term interest rates and stock repurchases during the period amounting to approximately $30.0 million. As of March 30, 2006, stockholders’ equity was $5.47 billion, a 2% increase from year-end 2005 stockholders’ equity of $5.37 billion. The increase stemmed primarily from net income during the period, partially offset by stock repurchases during the period and lower “Accumulated Other Comprehensive Income” driven by higher long-term interest rates.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2006 and December 31, 2005 were as follows:

	March 31, 2006		December 31, 2005
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$7,298.5	$7,461.1	$6,649.8	$6,896.4
Corporate obligations	521.1	542.8	525.6	556.2
Foreign obligations	204.1	205.3	203.4	206.7
U.S. government obligations	177.1	171.7	184.5	184.5
U.S. agency obligations	828.0	845.8	902.2	946.4
Mortgage and asset-backed securities	6,583.3	6,584.6	6,315.6	6,333.8
Short-term	203.9	203.9	472.0	472.0
Other	13.6	14.4	13.5	14.2

	15,829.6	16,029.6	15,266.6	15,610.2

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	421.9	412.7	378.5	371.2

Total	$16,251.5	$16,442.3	$15,645.1	$15,981.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at March 31, 2006 and December 31, 2005 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2006:
Government National Mortgage Association	$10.1	$3.8	$—	$13.9
Federal National Mortgage Association	719.6	261.4	—	981.0
Federal Home Loan Mortgage Corporation	286.2	298.3	—	584.5
Vendee Mortgage Trust	—	0.1	—	0.1

Total	$1,015.9	$563.6	$—	$1,579.5

December 31, 2005:
Government National Mortgage Association	$11.1	$5.0	$—	$16.1
Federal National Mortgage Association	758.2	290.3	—	1,048.5
Federal Home Loan Mortgage Corporation	299.0	309.7	—	608.7
Vendee Mortgage Trust	—	2.0	—	2.0

Total	$1,068.3	$607.0	$—	$1,675.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2006		December 31, 2005
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$1,443.2	$16.3	$1,123.4	$9.8
7 – 12 months	904.2	21.0	212.5	4.0
Greater than 12 months	420.6	14.2	278.7	7.7

	2,768.0	51.5	1,614.6	21.5

Corporate obligations in continuous unrealized loss for:
0 – 6 months	24.7	0.6	23.2	1.0
7 – 12 months	—	—	1.5	—
Greater than 12 months	52.6	0.7	51.1	0.7

	77.3	1.3	75.8	1.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	51.8	0.5	46.7	0.9
7 – 12 months	40.1	1.4	5.5	0.3
Greater than 12 months	14.3	1.6	14.2	1.6

	106.2	3.5	66.4	2.8

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	83.2	3.3	131.8	0.9
7 – 12 months	68.9	2.0	7.4	0.1
Greater than 12 months	14.3	0.1	17.4	0.1

	166.4	5.4	156.6	1.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	342.2	6.2	296.5	4.5
7 – 12 months	166.7	5.9	16.6	0.3
Greater than 12 months	38.3	1.4	23.0	1.0

	547.2	13.5	336.1	5.8

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	830.9	5.4	1,091.1	9.6
7 – 12 months	659.0	12.2	411.6	3.4
Greater than 12 months	984.4	27.8	885.8	19.1

	2,474.3	45.4	2,388.5	32.1

Other in continuous unrealized loss for:
0 – 6 months	0.1	—	0.3	—
7 – 12 months	—	—	—	—
Greater than 12 months	0.4	0.1	0.5	0.1

	0.5	0.1	0.8	0.1

Total	$6,139.9	$120.7	$4,638.8	$65.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management has determined that the unrealized losses in fixed income securities at March 31, 2006 are primarily attributable to the current interest rate environment and that these unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $6,139.9 million that were in a gross unrealized loss position at March 31, 2006, below investment grade securities and non-rated securities had a fair value of $15.9 million and an unrealized loss of $0.4 million, which represented 0.3% of the total fair value and total pre-tax unrealized losses shown in the above table. Of the $4,638.8 million that were in a gross unrealized loss position at December 31, 2005, below investment grade securities and non-rated securities had a fair value of $19.8 million and an unrealized loss of $1.0 million, which represented 0.4% of the total fair value and 1.5% of the total pre-tax unrealized losses shown in the above table.

There were no impairment write-downs during the three months ended March 31, 2006 and 2005. The net investment gains in the three months ended March 31, 2006 were primarily the result of the NCFE recoveries received in February 2006. The net realized investment gains in the three months ended March 31, 2005 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $9.56 billion and $9.30 billion at March 31, 2006 and December 31, 2005, respectively, and the Financial Services investment portfolio, at fair values of $6.88 billion and $6.62 billion at March 31, 2006 and December 31, 2005, respectively:

Rating (1) :

	Financial Guarantee	Financial Services	Combined
March 31, 2006:
AAA	84%	90%	87%
AA	14	3	9
A	1	5	3
BBB	<1	1	1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2005:
AAA	85%	91%	88%
AA	14	3	9
A	1	4	2
BBB	<1	2	1
Below investment grade	—	<1	<1
Not Rated	<1	<1	<1

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. At March 31, 2006, securities with a total carrying value of $652.1 million representing 4% of the investment portfolio with a weighted-average underlying rating of BBB+ was insured by Ambac. In determining this BBB+ rating, approximately $98.4 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $306.2 million and $287.2 million during the three months ended March 31, 2006 and 2005, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash provided by (used in) financing activities was $7.8 million and ($56.8) million during the three months ended March 31, 2006 and 2005, respectively. Financing activities for the three months ended March 31, 2006 included proceeds from the issuance of long-term debt associated with VIEs of $50.0 million and securities sold under agreements to repurchase of $39.0 million, partially offset by purchases of treasury shares of $42.8 million and $31.6 million in net investment and payment draws paid (net of investment and payment agreement issued). Financing activities for the three months ended March 31, 2005 included $70.9 million in net investment and payment agreement draws paid (net of investment and payment agreements issued).

Net cash used in investing activities was $315.8 million during the three months ended March 31, 2006, of which $1,206.6 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $470.1 million. For the three months ended March 31, 2005, $208.6 million was used in investing activities, of which $961.6 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $461.9 million. Additionally, in connection with loss remediation efforts during the first quarter of 2005 for a securitization credit, Ambac purchased six aircraft for $101.6 million.

Net cash (used in) provided by operating, investing and financing activities was ($1.8) million and $21.7 million during the three months ended March 31, 2006 and 2005, respectively.

Material Commitments. The following table includes aggregated information about contractual obligations for Ambac, excluding those of entities consolidated under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). For a further discussion of FIN 46, see Note 7 “Special Purpose Entities and Variable Interest Entities”. These contractual obligations impact Ambac’s and its subsidiaries short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

payments of Ambac’s consolidated long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations (1)	$63.2	$79.0	$79.0	$79.0	$79.0	$4,486.6
Investment agreement obligations (1)	955.3	1,414.1	1,571.5	562.9	494.4	3,767.2
Payment agreement obligations (1)	12.9	71.2	78.0	66.8	65.5	1,189.6
Operating lease obligations	6.3	8.5	8.6	8.9	9.4	80.6
Purchase obligations (2)	5.1	3.2	1.9	—	—	—
Pension and post retirement benefits (3)	3.0	2.4	2.5	2.5	2.5	13.9
Other long-term liabilities (4)	64.7	2.2	0.5	3.7	4.9	169.5

Total.	$1,110.5	$1,580.6	$1,742.0	$723.8	$655.7	$9,707.4

(1)	Includes principal of and interest on obligations using current rates for floating rate obligations.

(2)	Purchase obligations includes various technology related maintenance agreements, rating agency fees and other outside services.

(3)	Amount represents expected contributions to the funded defined benefit pension plan and benefit payments on unfunded pension and other postretirement benefit plans for the next 10 years. Contributions to the funded pension plan are equal to the maximum amount that can be deducted for Federal income tax purposes, under current law.

(4)	Amount represents expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive daily analysis of projected cash flows. Additionally, Ambac Assurance maintains a minimum level of cash and short-term investments at all times. Ambac Credit Products manages the liquidity risk inherent in the structured credit derivative portfolio by holding cash and short-term investments. The investment agreement business manages liquidity risk by matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the dates swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 18,000,000 shares of Ambac Financial Group’s Common Stock. Ambac Financial Group will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac Financial Group’s repurchase program during the first quarter of 2006 and shares available at March 31, 2006:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2006	—	$—	—	4,547,802
February 2006	518,098	$75.96	518,098	4,029,704
March 2006	45,978	$75.40	45,978	3,983,726

First quarter 2006	564,076	$75.92	564,076	3,983,726

(1)	All shares repurchased were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors which included the repurchase of 168,476 shares during the first quarter of 2006 for settling awards under Ambac’s long-term incentive plans.

From April 1, 2006 through May 5, 2006, Ambac has not repurchased shares under its stock repurchase program.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.03	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2006 and December 31, 2005 and for the periods ended March 31, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: May 10, 2006	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.03	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2006 and December 31, 2005 and for the periods ended March 31, 2006 and 2005.