Form 10-Q
period 2006-06-30
AMBAC FINANCIAL GROUP INC
filed 2006-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer  ☒         Accelerated filer  ☐         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 4, 2006, 105,918,350 shares of Common Stock, par value $0.01 per share, (net of 3,274,746 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2006 and December 31, 2005

(Dollars in Thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $16,444,737 in 2006 and $14,781,028 in 2005)	$16,517,931	$15,124,016
Fixed income securities pledged as collateral, at fair value (amortized cost of $380,450 in 2006 and $378,480 in 2005)	371,702	371,160
Short-term investments, at cost (approximates fair value)	241,798	472,034
Other (cost of $13,458 in 2006 and $13,537 in 2005)	14,302	14,173

Total investments	17,145,733	15,981,383
Cash	32,795	28,295
Securities purchased under agreements to resell	200,000	419,000
Receivable for securities sold	2,578	2,161
Investment income due and accrued	182,352	178,779
Reinsurance recoverable on paid and unpaid losses	5,279	3,730
Prepaid reinsurance	310,790	303,383
Deferred acquisition costs	213,086	202,195
Loans	1,196,678	1,344,140
Derivative assets	878,594	1,102,649
Other assets	105,885	159,425

Total assets	$20,273,770	$19,725,140

Liabilities and Stockholders’ Equity
Liabilities:
Unearned premiums	$3,042,128	$2,954,718
Loss and loss expense reserve	291,026	304,139
Ceded reinsurance balances payable	38,080	23,746
Obligations under investment and payment agreements	7,585,058	7,056,222
Obligations under investment repurchase agreements	166,227	196,568
Securities sold under agreement to repurchase	20,000	—
Deferred income taxes	132,462	257,987
Current income taxes	87,694	16,726
Long-term debt	2,164,061	2,233,582
Accrued interest payable	78,321	108,195
Derivative liabilities	650,188	935,440
Other liabilities	243,559	253,969
Payable for securities purchased	144,745	11,641

Total liabilities	14,643,549	14,352,933

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,092	1,092
Additional paid-in capital	745,337	723,680
Accumulated other comprehensive income	42,323	202,312
Retained earnings	5,083,048	4,692,701
Common stock held in treasury at cost	(241,579)	(247,578)

Total stockholders’ equity	5,630,221	5,372,207

Total liabilities and stockholders’ equity	$20,273,770	$19,725,140

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Six Months Ended June 30, 2006 and 2005

(Dollars in Thousands Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Financial Guarantee:
Gross premiums written	$313,458	$322,628	$532,465	$551,754
Ceded premiums written	(57,747)	(54,038)	(48,990)	(27,411)

Net premiums written	$255,711	$268,590	$483,475	$524,343

Net premiums earned	$210,788	$193,242	$404,968	$392,876
Other credit enhancement fees	14,155	12,536	28,343	24,603

Net premiums earned and other credit enhancement fees	224,943	205,778	433,311	417,479
Net investment income	116,983	104,450	230,938	206,458
Net realized investment gains (losses)	1,892	(1,030)	1,513	991
Net mark-to-market gains (losses) on credit derivative contracts	5,381	(11,606)	7,334	(6,340)
Other income	2,930	906	32,384	3,291
Financial Services:
Interest from investment and payment agreements	98,048	64,416	179,983	122,097
Derivative products	3,321	(3,759)	8,007	4,306
Net realized investment gains	41,728	443	47,231	288
Net mark-to-market gains (losses) on total return swap contracts	1,818	(5,350)	7,041	(4,602)
Net mark-to-market (losses) gains on non-trading derivatives	(306)	48,235	(62)	48,926
Corporate:
Net investment income	3,396	396	6,396	805
Net realized investment gains	791	—	791	—

Total revenues	500,925	402,879	954,867	793,699

Expenses:
Financial Guarantee:
Loss and loss expenses	12,822	21,657	12,949	45,129
Underwriting and operating expenses	31,871	28,692	69,767	62,095
Interest expense on variable interest entity notes	11,958	11,816	24,581	23,395
Financial Services:
Interest from investment and payment agreements	90,533	57,399	165,498	108,179
Other expenses	3,303	3,431	6,875	7,250
Interest	19,475	13,513	38,950	27,026
Corporate	4,000	5,461	7,643	7,743

Total expenses	173,962	141,969	326,263	280,817

Income before income taxes	326,963	260,910	628,604	512,882
Provision for income taxes	88,393	74,812	168,894	141,241

Net income	$238,570	$186,098	$459,710	$371,641

Net income per share	$2.24	$1.71	$4.32	$3.39

Net income per diluted share	$2.22	$1.69	$4.28	$3.35

Weighted average number of common shares outstanding:
Basic	106,485,245	109,098,498	106,462,001	109,641,520

Diluted	107,450,639	110,327,148	107,398,480	110,990,318

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Six Months Ended June 30, 2006 and 2005

(Dollars in Thousands)

	2006		2005
Retained Earnings:
Balance at January 1	$4,692,701		$4,032,089
Net income	459,710	$459,710	371,641	$371,641

Dividends declared - common stock	(31,733)		(27,049)
Dividends on restricted stock units	(390)		—
Exercise of stock options	(37,240)		(8,456)

Balance at June 30	$5,083,048		$4,368,225

Accumulated Other Comprehensive Income:
Balance at January 1	$202,312		$296,814
Unrealized (losses) gains on securities, ($264,022) and
$89,240, pre-tax in 2006 and 2005, respectively(1)		(165,857)		47,650
Gain (loss) on derivative hedges, $2,768 and ($1,960) pre-tax in 2006 and 2005, respectively		1,549		(642)
Foreign currency translation gain (loss)		4,319		(5,301)

Other comprehensive loss	(159,989)	(159,989)	41,707	41,707

Comprehensive income		$299,721		$413,348

Balance at June 30	$42,323		$338,521

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,089
Issuance of stock	—		2

Balance at June 30	$1,092		$1,091

Additional Paid-in Capital:
Balance at January 1	$723,680		$694,465
Stock-based compensation	12,175		11,612
Excess tax benefit related to share-based compensation	9,482		3,456
Issuance of stock	—		1,761

Balance at June 30	$745,337		$711,294

Common Stock Held in Treasury at Cost:
Balance at January 1	($247,578)		$—
Cost of shares acquired	(43,799)		(140,824)
Shares issued under equity plans	49,798		14,767

Balance at June 30	($241,579)		($126,057)

Total Stockholders’ Equity at June 30	$5,630,221		$5,293,074

(1) Disclosure of reclassification amount:

Unrealized holding losses arising during period	($165,360)		$48,763
Less: reclassification adjustment for net (losses) gains
included in net income	497		1,113

Net unrealized losses on securities	($165,857)		$47,650

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Six Months Ended June 30, 2006 and 2005

(Dollars in Thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$459,710	$371,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,431	1,980
Amortization of bond premium and discount	1,136	425
Share-based compensation	13,471	11,612
Current income taxes	70,968	3,322
Deferred income taxes	(30,122)	33,638
Deferred acquisition costs	(9,003)	(14,039)
Unearned premiums, net	80,003	130,026
Loss and loss expenses	(14,662)	(25,554)
Ceded reinsurance balances payable	14,334	13,248
Investment income due and accrued	(3,573)	3,023
Accrued interest payable	(29,874)	(2,536)
Net realized investment gains	(49,535)	(1,279)
Other, net	18,583	(43,382)

Net cash provided by operating activities	522,867	482,125

Cash flows from investing activities:
Proceeds from sales of bonds	753,837	1,033,245
Proceeds from matured bonds	1,084,756	665,218
Purchases of bonds	(3,362,989)	(2,972,541)
Change in short-term investments	230,236	288,344
Securities purchased under agreements to resell	219,000	328,000
Loans, net	191,224	61,859
Recoveries from impaired investments	44,146	—
Other, net	9,286	(47,649)

Net cash used in investing activities	(830,504)	(643,524)

Cash flows from financing activities:
Dividends paid	(31,733)	(27,049)
Securities sold under agreements to repurchase	20,000	42,000
Proceeds from issuance of investment and payment agreements	1,346,352	1,095,629
Payments for investment and payment agreement draws	(897,956)	(759,036)
Proceeds from the issuance of long-term debt	50,000	50,000
Payments for redemption of long-term debt	(165,190)	(79,961)
Capital issuance costs	(1,865)	(2,860)
Net cash collateral received	14,191	(7,932)
Issuance of common stock	—	1,763
Purchases of treasury stock	(43,799)	(140,824)
Proceeds from sale of treasury stock	12,655	6,272
Excess tax benefit related to share-based compensation	9,482	—

Net cash provided by financing activities	312,137	178,002

Net cash flow	4,500	16,603
Cash at January 1	28,295	19,957

Cash at June 30	$32,795	$36,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$118,235	$94,185

Interest on long-term debt	$73,748	$44,486

Interest on investment agreements	$154,790	$113,908

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

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the full year ending December 31, 2006. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 13, 2006, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was filed with the SEC on May 10, 2006.

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

Certain reclassifications have been made to prior period’s amounts to conform to the current period’s presentation.

(2)	Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations), or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities; and are recorded as unearned premiums. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Premiums ceded to reinsurers reduce the amount of net premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. Prepaid reinsurance represents the portion of premiums ceded to reinsurers relating to unearned premiums ceded under reinsurance contracts.

(3)	Loss and Loss Expenses

Ambac’s financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in Note 4 “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in the last paragraph of this note, the accounting for credit loss reserves is subject to change.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported and are reflected on an undiscounted basis as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration in an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), problems with the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. Estimates are computed for each adversely classified credit. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits, Ambac would use relevant information obtained from its remediation efforts to adjust the estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $147,025 and $197,607 at June 30, 2006 and December 31, 2005, respectively. The active credit reserves at June 30, 2006 and December 31, 2005 was comprised of 72 and 88 credits with net par outstanding of $5,737,383 and $6,319,724, respectively. Included in the calculation of active credit reserves at June 30, 2006 and December 31, 2005 was the consideration of $12,546 and $17,479, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

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

Case basis credit reserves were $144,001 and $106,532 at June 30, 2006 and December 31, 2005, respectively. The discount rate applied to case basis credit reserves was 4.75% at June 30, 2006 and December 31, 2005. The case basis credit reserves at June 30, 2006 and December 31, 2005 were comprised of 8 and 10 credits, respectively, with net par outstanding of $635,864 and $838,975, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $5,268 and $3,468 at June 30, 2006 and December 31, 2005, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $291,026 and $304,139 at June 30, 2006 and December 31, 2005, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio.

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

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final guidance are expected to be issued in 2006 and 2007, respectively. When the FASB or SEC reach a conclusion on this issue, Ambac and the rest of the financial guarantee industry may be required to change some aspects of their loss reserving policies and the potential changes could extend to premium and expense recognition. Ambac cannot predict how the FASB or SEC will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policy with respect to the establishment of both case and active credit reserves.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(4)	Derivative Contracts

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the change in fair value (gain or loss) on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount representing hedge ineffectiveness, recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was ($125) and ($720) for the three months ended June 30, 2006 and 2005, respectively and $168 and ($672) for the six months ended June 30, 2006 and 2005, respectively.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates. These interest rate swap hedges are referred to as “cash flows” hedges. Gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity, until earnings are affected by the variability in cash flows of the designated hedged item. Hedge ineffectiveness reported in net income for cash flow hedges was $118 and $0 for the three months ended June 30, 2006 and 2005, respectively, and $372 and $0 for the six months ended June 30, 2006 and 2005, respectively.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended June 30, 2006 and 2005 was ($181) and $48,955, respectively, and ($230) and $49,598 for the six months ended June 30, 2006 and 2005, respectively. The mark-to-market gains in 2005 were related to highly effective economic hedges that did not meet the technical requirements for hedge accounting under SFAS 133. These derivatives have met the technical requirements of SFAS 133 as of July 1, 2005.

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

(5)	Segment Information

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment as of and for the three and six month periods ended June 30, 2006 and 2005:

(Dollars in thousands) Three months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2006:
Revenues:
Unaffiliated customers	$352,129	$144,609	$4,187	$—	$500,925
Intersegment	1,119	(1,057)	58,525	(58,587)	—

Total revenues	$353,248	$143,552	$62,712	($58,587)	$500,925

Income before income taxes:
Unaffiliated customers	$295,478	$50,773	($19,288)	$—	$326,963
Intersegment	5,064	(1,941)	57,530	(60,653)	—

Total income before income taxes	$300,542	$48,832	$38,242	($60,653)	$326,963

Total assets	$11,067,588	$8,962,387	$243,795	$—	$20,273,770

2005:
Revenues:
Unaffiliated customers	$298,498	$103,985	$396	$—	$402,879
Intersegment	249	(469)	204,600	(204,380)	—

Total revenues	$298,747	$103,516	$204,996	($204,380)	$402,879

Income before income taxes:
Unaffiliated customers	$236,333	$43,155	($18,578)	$—	$260,910
Intersegment	1,972	(359)	203,820	(205,433)	—

Total income before income taxes	$238,305	$42,796	$185,242	($205,433)	$260,910

Total assets	$10,554,060	$8,936,927	$38,937	$—	$19,529,924

(Dollars in thousands) Six months ended June 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2006:
Revenues:
Unaffiliated customers	$705,480	$242,200	$7,187	$—	$954,867
Intersegment	13,228	(2,115)	92,525	(103,638)	—

Total revenues	$718,708	$240,085	$99,712	($103,638)	$954,867

Income before income taxes:
Unaffiliated customers	$598,183	$69,827	($39,406)	$—	$628,604
Intersegment	18,557	(3,888)	90,535	(105,204)	—

Total income before income taxes	$616,740	$65,939	$51,129	($105,204)	$628,604

Total assets	$11,067,588	$8,962,387	$243,795	$—	$20,273,770

2005:
Revenues:
Unaffiliated customers	$621,879	$171,015	$805	$—	$793,699
Intersegment	447	(937)	234,200	(233,710)	—

Total revenues	$622,326	$170,078	$235,005	($233,710)	$793,699

Income before income taxes:
Unaffiliated customers	$491,260	$55,586	($33,964)	$—	$512,882
Intersegment	3,893	(717)	232,640	(235,816)	—

Total income before income taxes	$495,153	$54,869	$198,676	($235,816)	$512,882

Total assets	$10,554,060	$8,936,927	$38,937	$—	$19,529,924

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment by location of risk for the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
(Dollars in thousands)	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2006:
United States	$213,113	$169,888	$384,203	$326,482
United Kingdom	57,440	16,735	73,586	32,105
Japan	7,380	6,269	14,041	12,383
Australia	8,341	2,549	9,023	5,598
Italy	6,930	2,250	8,406	4,316
Brazil	2,223	1,875	4,776	4,112
Mexico	1,133	1,011	2,342	2,106
Internationally diversified (1)	9,237	14,787	18,633	27,595
Other international	7,661	9,579	17,455	18,614

Total	$313,458	$224,943	$532,465	$433,311

2005:
United States	$253,189	$150,753	$434,503	$308,538
United Kingdom	27,489	17,015	45,674	32,956
Japan	6,818	7,927	13,890	15,136
Australia	8,412	2,123	9,103	4,303
Italy	6,859	2,192	8,362	4,273
Brazil	2,863	2,317	5,826	4,721
Mexico	4,243	1,774	7,740	3,385
Internationally diversified (1)	6,965	13,826	15,431	28,447
Other international	5,790	7,851	11,225	15,720

Total	$322,628	$205,778	$551,754	$417,479

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

(6)	Employee Benefit Plans

Stock-based Compensation:

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the Common Stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides awards of stock options and restricted stock units to non-employee members of Ambac’s Board of Directors. As of June 30, 2006, approximately 7,500,000 shares were available for future grant under the Equity Plan and the Directors Equity Plan. The number of options and their exercise price, and the number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Effective January 1, 2006, Ambac adopted SFAS No. 123-R, “Share-Based Payment”, (“SFAS No. 123-R”) by using the modified prospective approach to all employee awards granted after the effective date. Beginning with the effective date, SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date using the fair-value measurement method and estimating forfeitures for all unvested awards. Key differences between SFAS No. 123-R and SFAS No. 123 are:

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

SFAS 123-R requires compensation expense be recognized for partially vested awards outstanding at its effective date. The expense related to the unvested award will be recognized for the remainder of the requisite service period. Certain market condition stock option grants previously accounted for under APB No. 25 were partially vested as of January 1, 2006. For the three and six months ended June 30, 2006 approximately $205 and $411, respectively, of compensation expense is recorded for these partially vested awards.

SFAS No.123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. This is consistent with how Ambac recognized such awards under SFAS 123. Based on interpretative guidance under SFAS No. 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date. Ambac elected to accrue the estimated cost of the 2007 stock-compensation grants to retirement-eligible employees over the service period. Therefore, Ambac will accrue the estimated cost of such awards over the course of the fiscal year preceding the grant date ($1,787 and $3,574 recognized in the three and six months ended June 30, 2006).

For the three months ended June 30, 2006, basic and diluted earnings per share would have increased by $0.01 and $0.01 per share, respectively, if Ambac had not adopted SFAS No. 123-R and $0.01 and $0.01 for the six months ended June 30, 2006, respectively.

Stock Options:

Stock options awarded to eligible employees are exercisable and expire as specified at the time of grant. Such options do not have a per share exercise price less than the fair market value of a share of Common Stock on the date of grant and have a term of seven years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement or death.

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

The expected volatility is based on the average of implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term of the option. We have adjusted the contractual term of the option for the effect of retirement- eligible participants. Suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term of the award.

A summary of option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	4,338,886	$59.55
Granted	665,650	$74.45
Exercised	(292,129)	$43.05
Forfeited	(64,250)	$72.93

Outstanding at end of quarter	4,648,157	$62.53	$84,777,903	3.8

Exercisable	2,554,268	$54.86	$66,197,047	2.7

The grant date fair value of stock options granted during the six months ended June 30, 2006 and 2005 were $22.25 and $21.23, respectively. The fair value of the 2006 option award is attributed over the derived vesting periods based on the output of the valuation model and represents the median time required to satisfy the market conditions of the award. The intrinsic value for stock options exercised during the six months ended June 30, 2006 and 2005 was $10,651 and $7,805, respectively.

As of June 30, 2006, there were $16,648 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 3.6 years. Gross stock option expense for the three and six months ended June 30, 2006 was $2,845 and $9,074, respectively, compared to $2,036 and $7,383 for the three and six months ended June 30, 2005, respectively. The net income effect from stock options for the three and six months ended June 30, 2006 were $1,130 and $3,234, respectively, compared to $809 and $2,551 for the three and six months ended June 30, 2005, respectively.

Cash received from stock options exercises for the six months ended June 30, 2006 was $12,592. The income tax benefits from share-based arrangements totaled $9,481 for the six months ended June 30, 2006, with approximately $3,986 attributed to stock option exercises. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Annual Incentive Program:

Ambac has an annual incentive program (the “Program”) that makes available to all eligible employees awards that are based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. The Program awards consist of cash and restricted stock units for all employees. Officers at the level of Managing Director and above, can, in lieu of the first twenty-five percent of the cash award, receive RSU. These RSU are granted at a twenty-five percent discount to the average of the high and low of Ambac common stock on the date of grant. An eligible employee can elect to defer more than twenty-five percent of their cash award in the form of RSU, however, the aforementioned discount does not apply. RSU do not have a vesting period in excess of four years. Prior to vesting, the RSU cannot be sold or transferred by the participant and are subject to cancellation if the participant’s employment is terminated. All RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement or death. Of the total RSU outstanding at June 30, 2006 of 1,313,788 (i) 588,555 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 725,233 units did not require future service.

Information with respect to the RSU awards is as follows for the six months ended June 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,535,309	$56.78
Granted	253,293	$74.80
Delivered	(438,049)	$41.42
Forfeited	(36,765)	$74.74

Outstanding at end of quarter	1,313,788	$64.82

As of June 30, 2006, there was $26,254 of total unrecognized compensation costs related to unvested RSU granted. These costs are expected to be recognized over a weighted average period of 2.1 years. Gross RSU expense for the three and six months ended June 30, 2006 were $4,984 and $13,009, respectively, compared to $4,170 and $12,437 for the three and six months ended June 30, 2005, respectively. The net income effect from RSUs for the three and six months ended June 30, 2006 were $2,358 and $5,472, respectively, compared to $1,496 and $4,899 for the three and six months ended June 30, 2005, respectively.

The fair value for RSUs vested during the six months ended June 30, 2006 and 2005 was $7,206 and $11,270, respectively.

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s average highest salary during five consecutive years of employment within the last ten years of employment. Ambac’s funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes. A contribution of $3,100 is estimated for 2006. Contributions are intended to provide not only for benefits attributed to service-to-date, but also for those expected to be earned in the future.

Net periodic pension costs for the three and six months ended June 30, 2006 and 2005 include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$578	$568	$1,121	$1,039
Interest cost	427	413	852	776
Expected return on plan assets	(647)	(598)	(1,298)	(1,197)
Amortization of prior service cost	(26)	(36)	(52)	(72)
Recognized net loss	68	93	134	129

Total pension expense	$400	$440	$757	$675

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Postretirement and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. All plans are contributory. None of the plans are currently funded. Postretirement and post employment benefit expense was $359 and $600 for the three and six months ended June 30, 2006, respectively, compared to $235 and $436 for the three and six months ended June 30, 2005, respectively.

(7)	Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 105,795,481 were outstanding as of June 30, 2006. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of June 30, 2006.

(8)	Special Purpose and Variable Interest Entities

Ambac has involvement with special purpose entities, including variable interest entities (“VIEs”) in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations. Second, Ambac has sponsored two special purpose entities that issue medium-term notes (“MTNs”) to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Financial Guarantees:

Ambac provides financial guarantees in respect of debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization, (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the financial assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As of June 30, 2006, Ambac is the primary beneficiary under three transactions as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $45,394 and $64,522 with a maturity date of December 3, 2022 and a variable rate of interest which was 5.33% and 4.26% at June 30, 2006 and December 31, 2005, respectively.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by special purpose reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances was $926,898 and $977,325 at June 30, 2006 and December 31, 2005, respectively, with maturity dates ranging from April 15, 2016 to February 6, 2025. At June 30, 2006 the interest rate on these notes ranged from 4.83% to 5.35%. Under one of these transactions, Ambac is subject to potential consolidation of an additional $250,000 of assets and liabilities in connection with future utilization of the VIE by the reinsurer.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

	At June 30, 2006	At December 31, 2005
Assets:
Cash	$1,317	$676
Loans Investment in fixed income securities	548,386 421,607	659,379 390,423
Investment income due and accrued	7,327	7,448
Derivative assets	2,346	—

Total assets	$980,983	$1,057,926

Liabilities:
Long-term debt	$972,292	$1,041,848
Derivative liabilities	—	6,332
Other Liabilities	9,127	9,161

Total liabilities	981,419	1,057,341

Stockholders’ equity:
Accumulated other comprehensive income	(436)	585

Total liabilities and stockholders’ equity	$980,983	$1,057,926

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

As of June 30, 2006, there have been 14 individual transactions processed through the QSPEs of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of June 30, 2006, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

There were no assets sold to the QSPEs during the six months ended June 30, 2006 and the year ended December 31, 2005. As of June 30, 2006, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities of the QSPEs was $1,582,706, $1,606,003 and $15,335, respectively. When market quotes are not available, fair values are based on internal valuation models, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2,572 and $2,976 for the six months ended June 30, 2006 and 2005, respectively. Ambac also received fees for providing other services amounting to $140 and $173 for the six months ended June 30, 2006 and 2005, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $253,857 and $258,806 as of June 30, 2006 and December 31, 2005, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,595 and $248,760 as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the interest rates on these beneficial interests ranged from 3.10% to 4.01% and from 1.49% to 3.55%, respectively.

(9)	Accounting Standards

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006, with early application encouraged if financial statements, including interim financial statements have not been issued in the period of adoption. Ambac is currently evaluating the implication of this Interpretation on its financial statements.

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

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $2.22 and $4.28 for the three and six months ended June 30, 2006, a 31% increase compared with the three months ended June 30, 2005, and a 28% increase compared with the six months ended June 30, 2005. The three and six months ended June 30, 2006 benefited from improvements in our classified credit portfolio resulting in lower losses incurred and cash recoveries on asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”), which had been written down during 2002 and 2003, partially offset by net mark-to-market gains on non-trading derivatives in the second quarter of 2005. In addition to the improvements in the classified credit portfolio, the six months ended June 30, 2006 also benefited from the sale of the remaining three aircraft from a previously reported defaulted enhanced equipment trust certificate. Return on average shareholders’ equity was 17.2% and 16.7% for the three and six months ended June 30, 2006, respectively.

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

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as stadium financings, military housing and student housing. Structured Finance obligations include securitizations of a variety of asset types such as mortgage-backed securities, home equity loans, student loans, credit card receivables, commercial asset-backed securities, leases, pooled debt obligations, investor-owned utilities and asset-backed commercial paper conduits originated in the U.S. Included within the commercial asset-backed sector are securitizations of operating assets, including aircraft, rental car fleets, and rail cars, as well as film and publishing royalties. International Finance covers infrastructure transactions, investor-owned utilities, certain sovereign obligations and structured finance transactions including pooled debt obligations involving assets outside of the U.S.

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

Ambac has exposure to various bond types. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We believe, based on our experience, there are four bond types in particular where it is reasonably possible that a material change in loss severity estimates could occur over time. These four bond types are health care institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. Typically, bonds insured by Ambac in the healthcare sector are secured by revenues generated by a hospital enterprise. The value of a hospital enterprise and its ability to generate revenues are primarily impacted by the essentiality of that hospital enterprise to a particular community. For example, hospitals that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. In one health care credit we have experienced higher severity during the second quarter and recorded an additional loss during the second quarter of 2006. Our historical experience for health care credits indicates that a severity of 83% is reasonably possible. This compares negatively to our current severity assumption for the June 30, 2006 consolidated loss reserve estimate (both active credit and case basis reserve) of 66%. If we were to utilize the 83% severity estimate, while maintaining the current probability of default and adversely classified credit rating constant, our reserve estimate would increase by $5 million. As a result of our experience to date, we note that both the EETC and mortgage-backed and home equity ultimate severities are in line with our expectations, although estimated reserves at points in time differed from our ultimate severity given then existing projections regarding performance and recoveries. Another bond type that Ambac has experienced differing levels of loss estimates over time is CDOs. When calculating a loss estimate for an insured CDO obligation, Ambac considers the unique attributes of the underlying collateral and transaction structure when modeling a loss estimate. It is reasonably possible that loss estimates for these bond types may increase as a result of increased severity of loss of the underlying collateral. However, Ambac’s exposure to CDOs in its classified portfolio is currently limited. See Losses and Loss Expenses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

As a result of the widespread devastation caused by Hurricane Katrina, Ambac recorded loss and loss expenses of $90.4 million as of June 30, 2006. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. In determining our loss estimates, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas as well as governmental support. In the third quarter of 2006, the state of Louisiana issued $400 million of Gulf Zone bonds backed by the full faith and credit of the state. Funds from that bond issuance will go to certain issuers within Orleans Parish to help pay a portion of debt service on their outstanding bond obligations. This liquidity injection is a positive development for our insured credits that will be evaluated as the funds get distributed. Throughout the history of Ambac, there have not been any significant losses resulting from natural disasters. As a result, management has adjusted our assumptions to reflect the unprecedented nature of the disaster. Future decreases, if any, to these severity assumptions will have a similar relative effect on our loss reserves and future increases, if any, to these assumptions, will also have a similar relative effect on our loss reserves.

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

The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Approximately 1% of the investment portfolio was valued using internal valuation models at June 30, 2006 and December 31, 2005.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The net fair value of derivative contracts was $228 million and $167 million at June 30, 2006 and December 31, 2005, respectively. Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on synthetic collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be more complex and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2006 and 2005, and its financial condition as of June 30, 2006 and December 31, 2005. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended June 30, 2006 was $238.6 million or $2.22 per diluted share, an increase of $52.5 million compared to $186.1 million, or $1.69 per diluted share in the three months ended June 30, 2005. Ambac’s income before income taxes was $327.0 million for the three months ended June 30, 2006, an increase of 25% from income before income taxes of $260.9 million in the three months ended June 30, 2005. Of the $327.0 million of income before income taxes in the second quarter of 2006, $295.5 million was from Financial Guarantee, $50.8 million from Financial Services and $(19.3) million from Corporate, compared to $236.3 million, $43.2 million and $(18.6) million for Financial Guarantee, Financial Services and Corporate, respectively, in the second quarter of 2005. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding, partially offset by interest income on investments held at the parent company.

Financial Guarantee net income for the three months ended June 30, 2006 increased primarily as a result of (i) higher net premiums earned and other credit enhancement fees, (ii) higher investment income, (iii) net mark-to-market gains on credit derivative contracts, and (iv) a lower provision for loss and loss expenses; partially offset by higher underwriting expenses. The Financial Services increase in the second quarter of 2006 is primarily attributable to (i) higher investment income in the investment agreement business, (ii) higher derivative product revenue, (iii) higher net realized gains, primarily from NCFE, and (iv) higher net mark-to-market gains on total return swap contracts, partially offset by (i) higher interest expense from investment and payment agreements and (ii) net mark-to-market losses on non-trading derivatives.

Ambac’s net income for the six months ended June 30, 2006 was $459.7 million or $4.28 per diluted share, an increase of $88.1 million compared to $371.6 million, or $3.35 per diluted share in the six months ended June 30, 2005. Ambac’s income before income taxes was $628.6 million for the six months ended June 30, 2006, an increase of 23% from income before income taxes of $512.9 million in the six months ended June 30, 2005. Of the $628.6 million of income before income taxes in the six months ended June 30, 2006, $598.2 million was from Financial Guarantee, $69.8 million from Financial Services and $(39.4) million from Corporate, compared to $491.3 million, $55.6 million and $(34.0) million for Financial Guarantee, Financial Services and Corporate, respectively, in the six months ended June 30, 2005. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding, partially offset by interest income on investments held at the parent company.

Financial Guarantee net income for the six months ended June 30, 2006 increased primarily as a result of (i) higher other income resulting from the sale of three aircraft from a

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

previously reported defaulted enhanced equipment trust certificate, (ii) higher investment income, (iii) higher net premiums earned and other credit enhancement fees, (iv) net mark-to-market gains on credit derivative contracts, and (v) a lower provision for loss and loss expenses, partially offset by higher underwriting expenses. The Financial Services increase in the six months ended June 30, 2006 is primarily attributable to (i) higher investment income in the investment agreement business, (ii) higher net realized investment gains, primarily from NCFE, (iii) higher net mark-to-market gains on total return swap contracts, and (iv) higher derivative product revenue; partially offset by (i) net mark-to-market losses on non-trading derivatives, and (ii) higher interest expense from investment and payment agreements.

Included in the six months ended June 30, 2006 income before income taxes in the Financial Guarantee segment, is the impact from cancellations of the remaining reinsurance contracts with AXA Re Finance S.A. (“AXA Re”) and American Re-Insurance Company (“American Re”) during the first quarter of 2006. The insured par that was recaptured as a result of the cancellation totaled approximately $3.9 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $37.0 million in returned premiums from the cancellation, of which $29.3 million was deferred. The difference, $7.7 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $3.1 million, $2.0 million after-tax.

Included in the six months ended June 30, 2005 income before income taxes in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”) during the first quarter of 2005. The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

Financial Guarantee

Ambac provides financial guarantees in respect of debt obligations through its principal operating subsidiary, Ambac Assurance Corporation, as well as credit protection in the form of structured credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

Ambac Assurance guaranteed $41.3 billion of gross par value bonds during the three months ended June 30, 2006, an increase of 2% from $40.4 billion during the comparable prior year period. During the six months ended June 30, 2006, Ambac Assurance guaranteed $69.8 billion in par value debt obligations, an 18% increase from $59.2 billion in par value debt obligations guaranteed in the first six months of 2005.

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2006 and December 31, 2005:

(Dollars in billions)	June 30, 2006	December 31, 2005
Public Finance	$276.1	$264.1
Structured Finance	160.0	144.3
International Finance	72.0	70.7

Total net par outstanding (1)	$508.1	$479.1

(1)	$3.9 billion of the net par outstanding increase in 2006 was a result of the reinsurance cancellation noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2006 and December 31, 2005 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2006 and December 31, 2005. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	June 30, 2006	December 31, 2005
AAA	15%	13%
AA	19	20
A	44	46
BBB	21	20
Below investment grade	1	1

Total	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	June 30, 2006	December 31, 2005
U.S. Public Finance:
Transportation	$1,102	$653
Health care	581	584
General obligation	324	387
Tax-backed	135	135
University	70	70
Other	153	146

Total U.S. Public Finance	2,365	1,975

U.S. Structured Finance:
Enhanced equipment trust certificates	977	927
Mortgage-backed and home equity	818	507
Investor-owned utilities	489	575
Pooled debt obligations	85	384
Asset-backed	169	188

Total U.S. Structured Finance	2,538	2,581

International Finance:
Transportation revenue	379	219
Investor-owned utilities	57	52
Sovereign/sub-sovereign	38	38
Other	207	203

Total International Finance	681	512

Grand Total	$5,584	$5,068

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. The ratings are subject to revision at any time and do not constitute investment advice.

There were 67 and 75 credits with Ambac Assurance ratings below investment grade at June 30, 2006 and December 31, 2005, respectively.

Public Finance:

Public Finance bond obligations par value written was $12.5 billion for the three months ended June 30, 2006, which was 32% lower than $18.3 billion of par value written in the three months ended June 30, 2005. During the six months ended June 30, 2006 par value written was $22.4 billion, which was 23% lower than $29.2 billion of par value written in the six months ended June 30, 2005. These declines were primarily due to volume decreases in the new issue municipal market and significantly lower insured market penetration.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Structured Finance:

Structured Finance obligations par value written was $21.6 billion for the three months ended June 30, 2006, which was 16% higher than $18.6 billion of par value written in the three months ended June 30, 2005. During the six months ended June 30, 2006, par value written was $38.7 billion, 58% higher compared to $24.5 billion in the six months ended June 30, 2005. The increase in Structured Finance obligations guaranteed for the second quarter of 2006 was primarily due to higher structured insurance, pooled debt obligations, student loans and mortgage-backed and home equity securitizations; partially offset by lower asset-backed and conduits obligations. The increase for the six months ended June 30, 2006 was primarily due to increases in the same bond types as mentioned above as well as higher asset-backed and conduit obligations.

International Finance:

International finance obligations include public purpose infrastructure projects, utilities and various types of structured financings originated outside the United States (“International Finance”), including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass pooled debt obligations that may include significant components of domestic exposures. Ambac Assurance’s emphasis internationally has been on Western Europe and Australia. In the United Kingdom, Ambac Assurance has participated extensively in the Private Finance Initiative (“PFI”) whereby the government has been seeking private sector participation in certain infrastructure projects. Management expects demand for our financial guarantees on infrastructure transactions to increase in certain other European countries. Ambac also participates in less developed markets through certain structures such as future flow transactions and, to a lesser extent, pooled debt obligations. Future flow transactions generally securitize offshore U.S. dollar or Euro-based future revenue streams arising from exports or banking flows. International Finance bond obligations par value written was $7.3 billion for the three months ended June 30, 2006, which was 103% higher than $3.6 billion of par value written for the three months ended June 30, 2005. During the six months ended June 30, 2006, par value written was $8.6 billion, which was 56% higher than $5.5 billion of par value written for the six months ended June 30, 2005. The increases in International Finance obligations guaranteed during the second quarter and first six months of 2006 is primarily due to higher PFIs, pooled debt, transportation, and asset-backed obligations, partially offset by lower investor-owned and public utility obligations.

Gross Premiums Written. Gross premiums written for the three and six months ended June 30, 2006 were $313.5 million and $532.5 million, respectively, a decrease of $9.1 million or 3% from $322.6 million in the three months ended June 30, 2005 and a decrease of $19.3 million or 3% from $551.8 million in the six months ended June 30, 2005.

Up-front premiums written during the three and six months ended June 30, 2006 were $173.4 million and $270.1 million, respectively, a decrease of 9% from $189.7 million in the three months ended June 30, 2005 and a decrease of 8% from $294.7 million in the six months ended June 30, 2005. Up-front premiums written in the second quarter and the first six months of 2006 saw a decrease in Public Finance, partially offset by increases in both Structured and International Finance.

Installment premiums written for the three and six months ended June 30, 2006 were $140.1 million and $262.4 million, respectively, an increase of 5% from $132.9 million in the three months ended June 30, 2005, and an increase of 2% from $257.1 million in the six months

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ended June 30, 2005. Installment premiums written in the second quarter of 2006 saw an increase in all three market sectors – Public Finance, Structured Finance and International Finance, while the first six months of 2006 saw increases in both Public and Structured Finance, partially offset by lower International Finance installment premiums written.

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Certain types of transactions are excluded from the surplus share treaty and management may use facultative reinsurance to cede such risks. Ceded premiums written for the three and six months ended June 30, 2006 were $57.7 million and $49.0 million, respectively, an increase of $3.7 million or 7% from $54.0 million in the three months ended June 30, 2005 and an increase of $21.6 million or 79% from $27.4 million in the six months ended June 30, 2005.

Included in ceded premiums written in the six months ended June 30, 2006 and 2005 is $37.0 million and $55.8 million, respectively, in return premiums from reinsurance contracts that were cancelled during the first quarters of 2006 and 2005. Excluding the return premiums from the six months ended June 30, 2006 and 2005, ceded premiums written were $86.0 million for the six months ended June 30, 2006 compared to $83.2 million in the six months ended June 30, 2005, an increase of 3%. Ceded premiums as a percentage of gross premiums written were 18.4% and 16.7% for the second quarter of 2006 and 2005. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 16.2% and 15.1% for the six months ended June 30, 2006 and 2005, respectively.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and six months ended June 30, 2006 were $224.9 million and $433.3 million, an increase of 9% from $205.8 million for the three months ended June 30, 2005 and an increase of 4% from $417.5 million for the six months ended June 30, 2005. The increases were primarily the result of higher refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”) and the larger Financial Guarantee book of business.

Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. However, given the same underlying attributes of an insured obligation such as tenor, gross premium amount, and amortization schedule, the timing of revenue recognition may differ for premiums collected upfront versus premiums collected in installments. When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. The current relatively low long-term interest rate environment continues to prompt the high levels of refundings. As long-term interest rates rise in the future, refundings should decline. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned during the three and six months ended June 30, 2006 included $37.4 million and $62.3 million, respectively, from accelerated earnings as compared to $24.5 million and $59.0 million for the three and six months ended June 30, 2005, respectively. Accelerated

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

premiums in the second quarter of 2006 included $8.8 million from termination fees on structured finance and international transactions. No such fees were included in 2005. Included in the six months ended June 30, 2006 and 2005 accelerated earnings amounts were approximately $7.7 million and $4.5 million, respectively, from the cancellation of reinsurance contracts previously mentioned.

Excluding the effect of accelerated earnings, normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 3% from $168.8 million in the second quarter of 2005 to $173.4 million in the second quarter of 2006. Normal net premiums earned for the six months ended June 30, 2006 were $342.7 million, an increase of 3% from $333.9 million in the six months ended June 30, 2005. Normal net premiums earned for the three months ended June 30, 2006 increased 6% and 4% for Public and Structured Finance, respectively and decreased 4% for International Finance, from the three months ended June 30, 2005. Normal net premiums earned for the six months ended June 30, 2006 increased 4% and 6% for Public and Structured Finance, respectively, and decreased 3% for International Finance, from the six months ended June 30, 2005. The growth in normal earned premiums in Structured Finance has improved as the recent level of writings has increased, primarily in the commercial asset-backed securities, pooled debt obligations and auto securitization sectors. Offsetting our growth in all markets is the continued high level of run-off, primarily in the mortgage-backed securities book.

Overall, the business environment has become more competitive. Increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors has increased. This increased competition has had an adverse impact on pricing. Competitive and credit trends such as the ones we are currently experiencing are a normal part of Ambac Assurance’s business.

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product were $14.1 million and $28.3 million for the three and six months ended June 30, 2006, respectively, an increase of 13% from $12.5 million in the three months ended June 30, 2005 and an increase of 15% from $24.6 million in the six months ended June 30, 2005. These increases are primarily due to domestic business writings.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Public Finance	$58.1	$54.6	$114.0	$109.8
Structured Finance	70.6	67.7	139.9	132.5
International Finance	44.7	46.5	88.8	91.6

Total normal premiums earned	173.4	168.8	342.7	333.9
Accelerated earnings	37.4	24.5	62.3	59.0

Total net premiums earned	210.8	193.3	405.0	392.9
Other credit enhancement fees	14.1	12.5	28.3	24.6

Total net premiums earned and other credit enhancement fees	$224.9	$205.8	$433.3	$417.5

Net Investment Income. Net investment income for the three and six months ended June 30, 2006 was $117.0 million and $230.9 million, increases of 12% from $104.5 million in the three months ended June 30, 2005 and from $206.5 million in the six months ended June 30,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2005. The increases were primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, including cash received during the first quarter related to the previously mentioned reinsurance cancellations, (ii) a capital contribution from Ambac Financial Group, Inc. of $200 million in the fourth quarter of 2005, and (iii) rising interest rates. Investments in tax-exempt securities amounted to 74% and 71% of the total fair value of the portfolio as of June 30, 2006 and June 30, 2005, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.63% at June 30, 2006 compared with 4.53% at June 30, 2005.

Net Realized Investment Gains (Losses). Net realized investment gains (losses) in the three and six months ended June 30, 2006 were $1.9 million and $1.5 million, respectively, compared to ($1.0) million and $1.0 million for the three and six months ended June 30, 2005, respectively. The following table details amounts included in net realized investment gains (losses):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Net (losses) gains on securities sold or called	$—	($0.8)	($0.5)	$1.4
Other than temporary impairment on securities	(0.1)	—	(0.1)	—
Foreign exchange gains (losses) on investments	2.0	(0.2)	2.1	(0.4)

Net realized investment gains (losses)	$1.9	($1.0)	$1.5	$1.0

Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three and six months ended June 30, 2006 were $5.4 million and $7.3 million, respectively, compared to net mark-to-market (losses) of ($11.6) million and ($6.3) million in the three and six months ended June 30, 2005, respectively. The changes in estimated fair value of structured credit derivatives during 2006 reflects net mark-to-market gains due to improvements in credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives for the three and six months ended June 30, 2006 and 2005.

Other Income. Other income for the three and six months ended June 30, 2006 was $2.9 million and $32.4 million, respectively, compared to other income of $0.9 million and $3.3 million for the three and six months ended June 30, 2005, respectively. During the first quarter of 2006, Ambac Assurance sold the three remaining aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring fee revenues for the three and six months ended June 30, 2006 of approximately $0.9 million and $1.1 million, respectively, compared to $0.0 million and $0.4 million in the three and six months ended June 30, 2005, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $19.7 million and $16.4 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and six months ended June 30, 2006 were $12.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million and $12.9 million, respectively, compared to $21.7 million and $45.1 million for the three and six months ended June 30, 2005. The $12.8 million loss provision in the second quarter of 2006 is the result of an increased case reserve for a healthcare transaction and an increase to loss expenses offset by net positive migration in the active credit reserves.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2006 and the year-ended December 31, 2005:

(Dollars in millions)	June 30, 2006	December 31, 2005
Beginning balance of net loss reserves	$300.6	$237.5
Provision for losses and loss expenses	12.9	149.9
Losses paid	(39.9)	(119.1)
Recoveries of losses paid from reinsurers	1.0	22.9
Other recoveries, net of reinsurance	11.1	9.4

Ending balance of net loss reserves	$285.7	$300.6

The following tables provide details of losses paid, net of recoveries received for the six months ended June 30, 2006 and 2005 and gross case basis credit reserves at June 30, 2006 and December 31, 2005 by market sector:

(Dollars in millions)	June 30, 2006	June 30, 2005
Net losses paid (recovered):
Public Finance	$5.9	$4.8
Structured Finance	23.0	66.9
International Finance	(1.1)	(1.2)

Total	$27.8	$70.5

(Dollars in millions)	June 30, 2006	December 31, 2005
Gross case basis credit reserves:
Public Finance	$137.9	$97.0
Structured Finance	0.5	9.5
International Finance	5.6	—

Total	$144.0	$106.5

The following table summarizes Ambac Assurance’s loss reserves split between case basis credit loss reserves and active credit reserves at June 30, 2006 and December 31, 2005.

(Dollars in millions)	June 30, 2006	December 31, 2005
Gross loss and loss expense reserves:
Case basis credit reserves(1)(2)	$144.0	$106.5
Active credit reserves	147.0	197.6

Total	$291.0	$304.1

(1)	Ambac Assurance discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.75% at both June 30, 2006 and December 31, 2005.

(2)	Reinsurance recoverables on case basis credit reserves were $5.3 million and $3.5 million at June 30, 2006 and December 31, 2005, respectively.

Active credit reserves were $147.0 million and $197.6 million at June 30, 2006 and December 31, 2005, respectively. Included in the calculation of active credit reserves at June 30, 2006 and December 31, 2005 was the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

consideration of $12.5 million and $17.5 million, respectively, of reinsurance which would be due to Ambac Assurance from the reinsurers, upon default of the insured obligations. The active credit reserve at June 30, 2006 and December 31, 2005 was comprised of 72 and 88 credits with net par outstanding of $5,737 million and $6,319 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by credit improvements and exposure paydowns, and transfers to case basis credit reserves.

Case basis credit reserves at June 30, 2006 and December 31, 2005 were comprised of 8 and 10 credits with net par outstanding of $635.9 million and $839.0 million, respectively. Increase to the case basis credit reserves is primarily due to an increased case reserve for a healthcare transaction and an increase to loss adjustment expenses offset by payments during the six months.

Net loss reserves as of June 30, 2006 include $90.4 million for Hurricane Katrina credits, down slightly from $91.5 million at December 31, 2005. Approximately $1.1 billion of Katrina impacted credits remain in Ambac’s classified credit portfolio. Ambac did not pay any Katrina related claims during the six months ended June 30, 2006.

At June 30, 2006, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $89.9 million. Related future payments are $82.6 million, $2.2 million, $0.5 million, $3.8 million and $5.0 million for the remainder of 2006, 2007, 2008, 2009 and 2010, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2006 were $31.9 million and $69.8 million, respectively, an increase of 11% from $28.7 million in the three months ended June 30, 2005 and an increase of 12% from $62.1 million in the six months ended June 30, 2005. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2006	2005	2006	2005
Gross underwriting and operating expenses	$45.5	$42.7	$98.4	$89.7
Net reinsurance commissions received (1)	(14.4)	(14.9)	(10.9)	(5.5)
Operating expenses and reinsurance commissions deferred (1)	(12.0)	(10.9)	(34.3)	(30.4)
Amortization of previously deferred expenses (1)	12.8	11.8	16.6	8.3

Underwriting and operating expenses	$31.9	$28.7	$69.8	$62.1

(1)	The first quarter 2006 and 2005 cancellations of reinsurance contracts disclosed above impacted net reinsurance commissions received by ($10.3) million and ($17.4) million, respectively, and the amortization of previously deferred expenses by $8.1 million and $15.9 million, respectively.

The increase in gross underwriting and operating expenses for the three and six months ended June 30, 2006 is primarily attributable to higher compensation costs. Compensation expenses for the three and six months ended June 30, 2006 were $33.4 million and $74.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

million, respectively, an increase of 17% from $28.5 million in the three months ended June 30, 2005 and an increase of 15% from $64.3 million in the six months ended June 30, 2005. Ambac’s 2006 expenses include the impact of implementation of Statement of Financial Accounting Standards (“SFAS”) No.123-R “Share-Based Payment” Under provisions of SFAS 123-R, Ambac will accrue the 2007 stock-based compensation for those employees that are retirement eligible throughout 2006. Previously, such awards were recognized on the date of grant.

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

Revenues. Revenues for the three and six months ended June 30, 2006 were $144.6 million and $242.2 million, an increase of 39% from $104.0 million in the three months ended June 30, 2005 and an increase of 42% from $171.0 million in the six months ended June 30, 2005.

The increased revenues for the three and six months ended June 30, 2006 are primarily due to (i) higher interest income from the investment agreement business driven by the increase in interest rates and the overall size of the investment portfolio, (ii) higher net realized investment gains due to the impairment recoveries noted below, (iii) higher net mark-to-market gains on total return swap contracts, and (iv) higher derivative product revenues.

Interest earned from investments made with proceeds from investment and payment agreements were $98.0 million and $180.0 million in the three and six months ended June 30, 2006, respectively, up 52% from $64.4 million in the three months ended June 30, 2005 and up 47% from $122.1 million in the six months ended June 30, 2005. The increases were primarily driven by higher income from floating rate securities in the investment portfolio. Derivative product revenues were $3.3 million and $8.0 million in the three and six months ended June 30, 2006, up $7.1 million from ($3.8) million in the three months ended June 30, 2005 and up $3.7 million from $4.3 million in the six months ended June 30, 2005. These increases were primarily due to a negative mark-to-market adjustment in the second quarter of 2005 driven by the increased ratio of tax-exempt to taxable interest rates during that quarter. The net mark-to-market gain on total return swap contracts of $1.8 million and $7.0 million for the three and six months ended June 30, 2006 compared to mark-to-market losses of $5.4 million and $4.6 million for the three and six months ended June 30, 2005, were primarily due to spread narrowing on certain credits within the total return swap portfolio. The mark-to-market gains on the non-trading derivative contracts as of June 30, 2005, relate almost entirely to interest rate hedge contracts in Ambac’s investment agreement business. Those hedges met the technical requirements of FAS 133 as of July 1, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During 2002 and 2003 realized losses included an impairment write-down of $139.7 million and $10.5 million, respectively, related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In the six months ended June 30, 2006, full year 2005 and full year 2004, Ambac has received cash recoveries of $44.1 million, $10.8 million and $17.9 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan. In April 2006, Ambac and a group of certain other note holders received a court ruling in connection with litigation settlement agreements. In July 2006, Ambac received another cash recovery of $5.2 million in connection with a litigation settlement agreement.

Expenses. Expenses for the three and six months ended June 30, 2006 were $93.8 million and $172.4 million, respectively, up 54% from $60.8 million in the three months ended June 30, 2005 and up 49% from $115.4 million in the six months ended June 30, 2005. Included in the above are interest expenses related to investment and payment agreements of $90.5 million and $165.5 million for the three and six months ended June 30, 2006, respectively, and $57.4 million and $108.2 million for the three and six months ended June 30, 2005, respectively. The increases are primary related to higher interest rates and increase in the overall size of floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three and six months ended June 30, 2006 was $19.5 million and $39.0 million, respectively, up 44% from $13.5 million in the three months ended June 30, 2005 and from $27.0 million in the six months ended June 30, 2005. The increases are primarily attributable to Ambac’s issuance of $400 million, 5.95% debt, due December 5, 2035 in December 2005.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and six months ended June 30, 2006 were $4.0 million and $7.6 million, respectively, a decrease of 27% from $5.5 million in the three months ended June 30, 2005 and a decrease of 1% from $7.7 million in the six months ended June 30, 2005. The decrease in the second quarter of 2006 is primarily related to the expensing of Ambac’s contingent capital facility fees totaling $2.9 million for the first six months of 2005. Contingent capital facility fees were $1.0 million and $1.9 million for the three and six months ended June 30, 2006, respectively.

Provision for Income Taxes. Income taxes for the three and six months ended June 30, 2006 were at an effective rate of 27.0% and 26.9%, respectively, compared to 28.7% and 27.5% for the three and six months ended June 30, 2005, respectively. The declines in the effective rate relates to the state income tax expense from non-trading derivative mark-to-market adjustments recorded in the second quarter of 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) external financings and (iii) investment income from its investment portfolio. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without regulatory approval. Based upon these tests, without regulatory approval, the maximum amount that will be available during 2006 for payment of dividends by Ambac Assurance is $332.7 million. Ambac Assurance paid dividends of $68.0 million during the six months ended June 30, 2006.

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

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at June 30, 2006.

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

closely matching the cash flows of its obligations under the investment agreements) and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of AA on invested assets, and to maintain a liquid floating rate investment portfolio, which includes short-term investments, to minimize interest rate and liquidity risk. As of June 30, 2006, the investment agreement business floating rate investment portfolio approximates $5.8 billion or 81% of the investment portfolio related to the investment agreement business.

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of June 30, 2006, approximately $4.2 billion or 61% of the outstanding investment agreements (excluding fair value hedge adjustments) include provisions where our counterparty has the ability to draw amounts from Ambac as the funds are needed, subject to certain limitations. For certain structured finance transactions, the counterparty may be required to reimburse Ambac for break costs resulting from early withdrawals (i.e. hedge termination fees and/or legal professional fees). The remaining portfolio of investment agreements approximating $2.7 billion relate to either scheduled or contingent draw investment agreements. Contingent draw investment agreements will only permit a draw in the event that well-defined, observable events have occurred, primarily credit events.

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

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceeds a predetermined threshold amount. Ambac has posted collateral of $9.3 million under these contracts at June 30, 2006. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $180.7 million under these contracts at June 30, 2006. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps and Ambac Credit Products enters

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

into credit derivative contracts. All of our total return swaps and a portion of our credit derivatives have collateral support agreements. In addition, a downgrade of our financial strength rating below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. At June 30, 2006, Ambac has not pledged collateral under any of its credit derivative or total return swap contracts.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. On July 28, 2005, Ambac and Ambac Assurance, as borrowers, entered into a $400 million five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks (the “Banks”). The Credit Facility was amended on July 28, 2006 to extend the expiration date from July 28, 2010 to July 28, 2011. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date, which will occur on July 28, 2011. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s Base Rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.8 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the six months ended June 30, 2006 and 2005, Ambac Assurance incurred fees of $1.9 million and $2.9 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

Balance Sheet. Total assets as of June 30, 2006 were $20.27 billion, up 3% compared to total assets of $19.73 billion at December 31, 2005. The increase was primarily due to cash generated from operations during the period, partially offset by a decrease in unrealized gains in the investment portfolio driven by higher long-term interest rates. As of June 30, 2006, stockholders’ equity was $5.63 billion, a 5% increase from year-end 2005 stockholders’ equity of $5.37 billion. The increase stemmed primarily from net income during the period, partially offset by lower “Accumulated Other Comprehensive Income” driven by the impact of higher long-term interest rates on our investment portfolio.

Ambac Assurance’s investment objectives for the Financial Guarantee portfolio are to maintain an investment duration that closely approximates the expected duration of related financial guarantee liabilities and achieve the highest after-tax net investment income. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006		December 31, 2005
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$7,597.7	$7,673.6	$6,649.8	$6,896.4
Corporate obligations	577.1	590.3	525.6	556.2
Foreign obligations	246.3	249.1	203.4	206.7
U.S. government obligations	174.2	166.3	184.5	184.5
U.S. agency obligations	753.3	757.1	902.2	946.4
Mortgage and asset-backed securities	7,096.0	7,081.5	6,315.6	6,333.8
Short-term	241.8	241.8	472.0	472.0
Other	13.5	14.3	13.5	14.2

	16,699.9	16,774.0	15,266.6	15,610.2

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	380.5	371.7	378.5	371.2

Total	$17,080.4	$17,145.7	$15,645.1	$15,981.4

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at June 30, 2006 and December 31, 2005 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2006:
Government National Mortgage Association	$9.1	$2.8	$—	$11.9
Federal National Mortgage Association	677.1	232.7	—	909.8
Federal Home Loan Mortgage Corporation	271.4	287.6	—	559.0
Vendee Mortgage Trust	—	—	—	—

Total	$957.6	$523.1	$—	$1,480.7

December 31, 2005:
Government National Mortgage Association	$11.1	$5.0	$—	$16.1
Federal National Mortgage Association	758.2	290.3	—	1,048.5
Federal Home Loan Mortgage Corporation	299.0	309.7	—	608.7
Vendee Mortgage Trust	—	2.0	—	2.0

Total	$1,068.3	$607.0	$—	$1,675.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2006		December 31, 2005
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$1,886.8	$35.4	$1,123.4	$9.8
7 – 12 months	984.3	29.1	212.5	4.0
Greater than 12 months	479.5	20.6	278.7	7.7

	3,350.6	85.1	1,614.6	21.5

Corporate obligations in continuous unrealized loss for:
0 – 6 months	175.0	2.1	23.2	1.0
7 – 12 months	—	—	1.5	—
Greater than 12 months	51.1	0.7	51.1	0.7

	226.1	2.8	75.8	1.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	123.1	2.0	46.7	0.9
7 – 12 months	22.3	0.4	5.5	0.3
Greater than 12 months	20.5	1.0	14.2	1.6

	165.9	3.4	66.4	2.8

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	23.6	1.1	131.8	0.9
7 – 12 months	121.9	6.7	7.4	0.1
Greater than 12 months	15.5	0.1	17.4	0.1

	161.0	7.9	156.6	1.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	267.5	8.7	296.5	4.5
7 – 12 months	221.3	10.5	16.6	0.3
Greater than 12 months	37.2	1.4	23.0	1.0

	526.0	20.6	336.1	5.8

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	754.2	6.0	1,091.1	9.6
7 – 12 months	533.0	19.0	411.6	3.4
Greater than 12 months	1,048.8	31.3	885.8	19.1

	2,336.0	56.3	2,388.5	32.1

Other in continuous unrealized loss for:
0 – 6 months	0.3	—	0.3	—
7 – 12 months	—	—	—	—
Greater than 12 months	0.2	—	0.5	0.1

	0.5	—	0.8	0.1

Total	$6,766.1	$176.1	$4,638.8	$65.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management has determined that the unrealized losses in fixed income securities at June 30, 2006 are primarily attributable to the current interest rate environment and that these unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $6,766.1 million that were in a gross unrealized loss position at June 30, 2006, below investment grade securities and non-rated securities had a fair value of $0.5 million and an unrealized loss of $0.02 million. Of the $4,638.8 million that were in a gross unrealized loss position at December 31, 2005, below investment grade securities and non-rated securities had a fair value of $19.8 million and an unrealized loss of $1.0 million.

There were impairment write-downs of $0.1 million during the three and six months ended June 30, 2006 and none during the three and six months ended June 30, 2005. The net realized investment gains were primarily the result of the NCFE impairment recoveries received in the six months ended June 30, 2006. Other net realized investment gains in the six months ended June 30, 2005 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $9.72 billion and $9.30 billion at June 30, 2006 and December 31, 2005, respectively, and the Financial Services investment portfolio, at fair values of $7.42 billion and $6.62 billion at June 30, 2006 and December 31, 2005, respectively:

Rating (1) :

	Financial Guarantee	Financial Services	Combined
June 30, 2006:
AAA	84%	91%	87%
AA	15	2	10
A	1	5	3
BBB	<1	1	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2005:
AAA	85%	91%	88%
AA	14	3	9
A	1	4	2
BBB	<1	2	1
Below investment grade	—	<1	<1
Not Rated	<1	<1	<1

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

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

the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. At June 30, 2006, securities with a total carrying value of $803.2 million representing 5% of the investment portfolio with a weighted-average underlying rating of BBB- was insured by Ambac. In determining this BBB- rating, approximately $98.4 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $522.9 million and $482.1 million during the six months ended June 30, 2006 and 2005, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash provided by financing activities was $312.1 million and $178.0 million during the six months ended June 30, 2006 and 2005, respectively. Financing activities for the six months ended June 30, 2006 included $448.4 million in net investment and payment agreements issued (net of investment and payment agreement draws), proceeds from the issuance of long-term debt associated with VIEs of $50.0 million and securities sold under agreements to repurchase of $20.0 million, partially offset by payments for redemption of long-term debt of $165.2 million. Financing activities for the six months ended June 30, 2005 included $336.6 million in net investment and payment agreements issued (net of investment and payment agreement draws), proceeds from the issuance of long-term debt associated with VIEs of $50.0 million, and securities sold under agreements to repurchase of $42.0 million, partially offset by purchases of treasury stock of $140.8 million and dividends paid of $27.0 million.

Net cash used in investing activities was $830.5 million during the six months ended June 30, 2006, of which $3,363.0 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $1,838.6 million. For the six months ended June 30, 2005, $643.5 million was used in investing activities, of which $2,972.5 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $1,698.5 million.

Net cash provided by operating, investing and financing activities was $4.5 million and $16.6 million during the six months ended June 30, 2006 and 2005, respectively.

Material Commitments. The following table includes aggregated information about contractual obligations for Ambac, excluding those of entities consolidated under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). For a further discussion of FIN 46, see Note 8 “Special Purpose Entities and Variable Interest Entities”. These contractual obligations impact Ambac’s and its subsidiaries short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments of Ambac’s consolidated long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	Remaining 2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations (1)	$39.5	$79.0	$79.0	$79.0	$79.0	$4,486.6
Investment agreement obligations(1)	439.2	1,661.7	1,759.9	753.5	688.2	4,211.2
Payment agreement obligations(1)	5.5	71.9	78.6	67.3	65.9	1,202.2
Operating lease obligations	4.2	8.5	8.6	8.9	9.4	80.6
Purchase obligations (2)	3.4	3.2	1.9	—	—	—
Pension and post retirement benefits (3)	3.4	2.4	2.5	2.5	2.5	13.9
Other long-term liabilities (4)	82.6	2.2	0.5	3.8	5.0	172.2

Total.	$577.8	$1,828.9	$1,931.0	$915.0	$850.0	$10,166.7

(1)	Includes principal of and interest on obligations using current rates for floating rate obligations.

(2)	Purchase obligations includes various technology related maintenance agreements, rating agency fees and other outside services.

(3)	Amount represents expected contributions to the funded defined benefit pension plan and benefit payments on unfunded pension and other postretirement benefit plans for the next 10 years. Contributions to the funded pension plan are equal to the maximum amount that can be deducted for Federal income tax purposes, under current law.

(4)	Amount represents expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

worthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $262.3 million from its reinsurers as of June 30, 2006. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac Assurance’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	June 30, 2006	December 31, 2005
AAA	$20.8	$19.2
AA	26.1	21.1
A	—	2.3
Not rated	—	1.6

Total	$46.9	$44.2

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 3 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 18,000,000 shares of Ambac Financial Group’s Common Stock. Ambac Financial Group will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac Financial Group’s repurchase program during the second quarter of 2006 and shares available at June 30, 2006:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2006	233	$79.30	233	3,983,493
May 2006	10,638	$82.76	10,638	3,972,855
June 2006	981	$79.28	981	3,971,874

Second quarter 2006	11,852	$82.40	11,852	3,971,874

(1)	All shares repurchased were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors which included the repurchase of 11,852 shares during the second quarter of 2006 for settling awards under Ambac’s long-term incentive plans.

From July 1, 2006 through August 4, 2006, Ambac has not repurchased shares under its stock repurchase program.

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of Ambac held on May 2, 2006, and received the votes set forth below:

Proposal 1. The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld
Phillip B. Lassiter	94,673,267	1,021,814
Michael A. Callen	94,706,676	988,405
Jill M. Considine	94,894,594	800,487
Robert J. Genader	94,726,286	968,795
W. Grant Gregory	94,703,415	991,666
Thomas C. Theobald	94,760,302	934,779
Laura S. Unger	95,076,757	618,324
Henry D. G. Wallace	95,078,896	616,185

There were no broker non-votes for this proposal.

PART II - OTHER INFORMATION (Continued)

Proposal 2. The proposal to ratify the selection of KPMG LLP, an independent registered public accounting firm, as auditors of Ambac and its subsidiaries for 2006 was adopted, with 94,138,422 votes in favor, 1,037,364 votes against and 519,295 votes abstaining. There were no broker non-votes for this proposal.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

10.42	Amendment No.1, dated as of July 28, 2006, to the $400,000,000 Revolving Credit Agreement among Ambac Financial Group and Ambac Assurance as the Borrowers, certain banks, financial institutions and other institutional lenders, as Lenders, and Citibank, N.A. as Administrative Agent for the Lenders.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.07	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2006 and December 31, 2005 and for the periods ended June 30, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: August 9, 2006	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.42	Amendment No.1, dated as of July 28, 2006, to the $400,000,000 Revolving Credit Agreement among Ambac Financial Group and Ambac Assurance as the Borrowers, certain banks, financial institutions and other institutional lenders, as Lenders, and Citibank, N.A. as Administrative Agent for the Lenders.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.07	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2006 and December 31, 2005 and for the periods ended June 30, 2006 and 2005.