Form 10-Q
period 2006-09-30
AMBAC FINANCIAL GROUP INC
filed 2006-11-08
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 3, 2006, 106,093,791 shares of Common Stock, par value $0.01 per share, (net of 3,099,305 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2006 and December 31, 2005

(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets

Investments:

Fixed income securities, at fair value (amortized cost of $16,526,366 in 2006 and $14,781,028 in 2005)	$16,855,600	$15,124,016
Fixed income securities pledged as collateral, at fair value (amortized cost of $381,625 in 2006 and $378,480 in 2005)	375,288	371,160
Short-term investments, at cost (approximates fair value)	277,763	472,034
Other (cost of $98,467 in 2006 and $13,537 in 2005)	99,474	14,173

Total investments	17,608,125	15,981,383

Cash	42,182	28,295
Securities purchased under agreements to resell	200,000	419,000
Receivable for securities sold	1,909	2,161
Investment income due and accrued	182,942	178,779
Reinsurance recoverable on paid and unpaid losses	5,292	3,730
Prepaid reinsurance	311,564	303,383
Deferred acquisition costs	220,252	202,195
Loans	1,199,287	1,344,140
Derivative assets	1,125,519	1,102,649
Other assets	113,619	159,425

Total assets	$21,010,691	$19,725,140

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$3,030,641	$2,954,718
Loss and loss expense reserve	279,614	304,139
Ceded reinsurance balances payable	16,964	23,746
Obligations under investment and payment agreements	7,743,869	7,056,222
Obligations under investment repurchase agreements	157,151	196,568
Securities sold under agreement to repurchase	57,000	—
Deferred income taxes	261,228	257,987
Current income taxes	29,281	16,726
Long-term debt	2,213,303	2,233,582
Accrued interest payable	108,247	108,195
Derivative liabilities	846,911	935,440
Other liabilities	254,577	253,969
Payable for securities purchased	6,588	11,641

Total liabilities	15,005,374	14,352,933

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,092	1,092
Additional paid-in capital	755,749	723,680
Accumulated other comprehensive income	199,752	202,312
Retained earnings	5,265,443	4,692,701
Common stock held in treasury at cost	(216,719)	(247,578)

Total stockholders’ equity	6,005,317	5,372,207

Total liabilities and stockholders’ equity	$21,010,691	$19,725,140

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Nine Months Ended September 30, 2006 and 2005

(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Financial Guarantee:
Gross premiums written	$212,301	$237,943	$744,766	$789,697
Ceded premiums written	(26,351)	(34,296)	(75,341)	(61,707)

Net premiums written	$185,950	$203,647	$669,425	$727,990

Net premiums earned	$198,499	$218,098	$603,467	$610,974
Other credit enhancement fees	16,057	13,014	44,400	37,617

Net premiums earned and other credit enhancement fees	214,556	231,112	647,867	648,591
Net investment income	120,247	110,646	351,185	317,104
Net realized investment gains	1,329	5,013	2,842	6,004
Net mark-to-market gains (losses) on credit derivative contracts	2,572	1,555	9,906	(4,785)
Other income	2,655	2,859	35,039	6,150
Financial Services:
Investment income	107,191	70,854	287,174	192,951
Derivative products	3,252	8,896	11,259	13,202
Net realized investment gains	6,636	4,520	53,867	4,808
Net mark-to-market (losses) gains on total return swap contracts	(501)	2,347	6,540	(2,255)
Net mark-to-market (losses) gains on non-trading derivatives	(1,175)	(57)	(1,237)	48,869
Corporate:
Net investment income	3,545	515	9,941	1,320
Net realized investment gains	—	—	791	—

Total revenues	460,307	438,260	1,415,174	1,231,959

Expenses:
Financial Guarantee:
Loss and loss expenses	(2,543)	89,126	10,406	134,255
Underwriting and operating expenses	30,192	27,844	99,959	89,939
Interest expense on variable interest entity notes	12,754	11,623	37,335	35,018
Financial Services:
Interest on investment and payment agreements	97,126	62,602	262,624	170,781
Operating expenses	3,119	2,912	9,994	10,162
Interest	19,474	13,627	58,424	40,653
Corporate	3,036	3,548	10,679	11,291

Total expenses	163,158	211,282	489,421	492,099

Income before income taxes	297,149	226,978	925,753	739,860
Provision for income taxes	83,626	51,861	252,520	193,102

Net income	$213,523	$175,117	$673,233	$546,758

Net income per share	$2.00	$1.63	$6.32	$5.02

Net income per diluted share	$1.98	$1.61	$6.26	$4.97

Weighted average number of common shares outstanding:
Basic	106,725,567	107,392,176	106,549,856	108,891,738

Diluted	107,737,122	108,484,035	107,473,723	110,121,701

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Nine Months Ended September 30, 2006 and 2005

(Dollars in Thousands)

	2006		2005
Retained Earnings:
Balance at January 1	$4,692,701		$4,032,089
Net income	673,233	$673,233	546,758	$546,758

Dividends declared - common stock	(50,807)		(43,004)
Dividends on restricted stock units	(633)		—
Exercise of stock options	(49,051)		(15,368)

Balance at September 30	$5,265,443		$4,520,475

Accumulated Other Comprehensive Income:
Balance at January 1	$202,312		$296,814
Unrealized losses on securities, ($15,577) and ($73,973), pre-tax in 2006 and 2005, respectively(1)		(8,369)		(55,185)
Gain (loss) on derivative hedges, $1,294 and ($1,960) pre-tax in 2006 and 2005, respectively		723		353
Foreign currency translation gain (loss)		5,086		(6,480)

Other comprehensive loss	(2,560)	(2,560)	(61,312)	(61,312)

Comprehensive income		$670,673		$485,446

Balance at September 30	$199,752		$235,502

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,089
Issuance of stock	—		2

Balance at September 30	$1,092		$1,091

Additional Paid-in Capital:
Balance at January 1	$723,680		$694,465
Stock-based compensation	17,011		20,644
Excess tax benefit related to share-based compensation	15,058		1,761
Issuance of stock	—		—

Balance at September 30	$755,749		$716,870

Common Stock Held in Treasury at Cost:
Balance at January 1	$(247,578)		$—
Cost of shares acquired	(67,242)		(306,750)
Shares issued under equity plans	98,101		26,807

Balance at September 30	$(216,719)		$(279,943)

Total Stockholders’ Equity at September 30	$6,005,317		$5,193,995

___________
(1) Disclosure of reclassification amount:

Unrealized holding losses arising during period	$(7,029)		$(54,252)
Less: reclassification adjustment for net gains included in net income	1,340		933

Net unrealized losses on securities	$(8,369)		$(55,185)

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30, 2006 and 2005

(Dollars in Thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$673,233	$546,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,127	3,219
Amortization of bond premium and discount	2,644	(2,896)
Share-based compensation	18,937	15,538
Current income taxes	12,555	(4,982)
Deferred income taxes	7,927	63,449
Deferred acquisition costs	(15,254)	(16,968)
Unearned premiums, net	67,742	107,232
Loss and loss expenses	(26,087)	50,372
Ceded reinsurance balances payable	(6,782)	824
Investment income due and accrued	(4,163)	6,791
Accrued interest payable	52	8,523
Change in trading account assets	(85,000)	—
Net realized investment gains	(57,500)	(10,812)
Other, net	38,406	(58,932)

Net cash provided by operating activities	628,837	708,116

Cash flows from investing activities:
Proceeds from sales of bonds	791,749	1,679,624
Proceeds from matured bonds	1,502,144	1,141,053
Purchases of bonds	(4,036,857)	(4,057,532)
Change in short-term investments	194,271	346,129
Securities purchased under agreements to resell	219,000	321,000
Loans, net	196,250	67,051
Recoveries from impaired investments	50,782	—
Other, net	(1,207)	(36,874)

Net cash used in investing activities	(1,083,868)	(539,549)

Cash flows from financing activities:
Dividends paid	(50,807)	(43,004)
Securities sold under agreements to repurchase	57,000	—
Proceeds from issuance of investment and payment agreements	1,625,534	1,346,197
Payments for investment and payment agreement draws	(1,083,219)	(1,174,262)
Proceeds from the issuance of long-term debt	100,000	100,000
Payments for redemption of long-term debt	(173,204)	(105,528)
Capital issuance costs	(2,636)	(4,028)
Net cash collateral received	(695)	1,764
Issuance of common stock	—	11,448
Purchases of treasury stock	(67,242)	(306,750)
Proceeds from sale of treasury stock	49,129	14,107
Excess tax benefit related to share-based compensation	15,058	—

Net cash provided by financing activities	468,918	(160,056)

Net cash flow	13,887	8,511
Cash at January 1	28,295	19,957

Cash at September 30	$42,182	$28,468

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$195,971	$125,047

Interest on long-term debt	$86,049	$71,901

Interest on investment agreements	$259,016	$177,253

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Ratings and Investment Information, Inc. These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and any reduction in these ratings could have a material adverse affect on Ambac Assurance’s ability to compete in the financial guarantee business. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives triple-A ratings, typically resulting in lower financing costs for the issuer and the guarantee generally makes the issue more marketable, both in the primary and secondary markets.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the full year ending December 31, 2006. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 13, 2006, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was filed with the SEC on May 10, 2006, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was filed with the SEC on August 9, 2006.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Premiums ceded to reinsurers reduce the amount of net premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. Prepaid reinsurance represents the portion of premiums ceded to reinsurers relating to unearned premiums ceded under reinsurance contracts. As discussed in the last paragraph of footnote 3, the accounting for premiums earned is subject to change.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain credit exposures that have deteriorated significantly, Ambac will undertake additional monitoring and loss remediation efforts. Additional remediation can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. For these credits, Ambac would use relevant information obtained from its remediation efforts to adjust the estimate discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $147,624 and $197,607 at September 30, 2006 and December 31, 2005, respectively. The active credit reserves at September 30, 2006 and December 31, 2005 were comprised of 71 and 88 credits with net par outstanding of $5,416,735 and $6,319,724, respectively. Included in the calculation of active credit reserves at September 30, 2006 and December 31, 2005 was the consideration of $9,722 and $17,479, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

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

Case basis credit reserves were $131,990 and $106,532 at September 30, 2006 and December 31, 2005, respectively. The discount rate applied to case basis credit reserves was 4.75% at September 30, 2006 and December 31, 2005. The case basis credit reserves at September 30, 2006 and December 31, 2005 were comprised of 8 and 10 credits, respectively, with net par outstanding of $766,319 and $838,975, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $5,264 and $3,468 at September 30, 2006 and December 31, 2005, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $279,614 and $304,139 at September 30, 2006 and December 31, 2005, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio.

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

In January and February of 2005, the Securities and Exchange Commission (“SEC”) staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final guidance are expected to be issued in 2007. When the FASB reaches a final resolution on this issue, Ambac and the rest of the financial guarantee industry may be required to change some aspects of their loss reserving policies and premium and expense recognition. Until a final standard is released, Ambac cannot predict how the FASB will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policy with respect to the establishment of both case and active credit reserves.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the change in fair value (gain or loss) on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount representing hedge ineffectiveness, recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was ($1,281) and $30 for the three months ended September 30, 2006 and 2005, respectively and ($1,113) and ($643) for the nine months ended September 30, 2006 and 2005, respectively.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. Gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity, until earnings are affected by the variability in cash flows of the designated hedged item. Hedge ineffectiveness reported in net income for cash flow hedges was ($27) and $0 for the three months ended September 30, 2006 and 2005, respectively, and $345 and $0 for the nine months ended September 30, 2006 and 2005, respectively.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended September 30, 2006 and 2005 was $106 and ($87), respectively, and ($124) and $49,512 for the nine months ended September 30, 2006 and 2005, respectively. The mark-to-market gains in 2005 were related to highly effective economic hedges that did not meet the technical requirements for hedge accounting under SFAS 133. These derivatives have met the technical requirements of SFAS 133 as of July 1, 2005.

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

As of September 30, 2006, Ambac is the primary beneficiary under three transactions as a result of providing financial guarantees to these entities. Ambac consolidated these entities since the structural financial protections are outside the VIEs. These structural protections, had they existed inside the VIEs, would have absorbed a majority of the VIEs’ expected losses and consequently Ambac would not have consolidated these entities. All consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Proceeds from the note issuance of the first VIE transaction, which closed in 2002, were used to purchase senior mortgage-backed floating rate notes of a South Korean mortgage-backed securities issuer. Protections afforded Ambac Assurance in this transaction were in the form of a reserve fund and the issuance of subordinated debt. Ambac Assurance will pay claims under its financial guarantee only in the event that losses on the mortgage assets of the South Korean issuer reduce the reserve fund to zero and exceed the principal amount of the subordinated notes. Total long-term debt outstanding under this note issuance was $37,380 and $64,522 with a final maturity date of December 3, 2022 and a variable rate of interest which was 5.77% and 4.26% at September 30, 2006 and December 31, 2005, respectively.

Proceeds from the note issuances of the other transactions, both of which closed in 2004, were used to purchase notes issued by special purpose reinsurance companies in connection with their reinsurance of defined blocks of life insurance contracts. Protections afforded Ambac Assurance were in the form of capital contributed to the reinsurance companies and the issuance of subordinated debt by the VIEs. Ambac Assurance will pay claims under its financial guarantees in these transactions if cash flows generated under the reinsurance agreements and the proceeds from the contributed capital and subordinated debt are insufficient to repay the noteholders. Total debt outstanding under these note issuances was $984,136 and $977,325 at September 30, 2006 and December 31, 2005, respectively, with maturity dates ranging from April 15, 2016 to February 6, 2025. At September 30, 2006 the interest rates on these notes ranged from 4.75% to 5.33%. Under one of these transactions, Ambac is subject to potential consolidation of an additional $200,000 of assets and liabilities in connection with future utilization of the VIE by the reinsurer.

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of these VIEs are consolidated into the respective Balance Sheet captions.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	At September 30, 2006	At December 31, 2005
Assets:
Cash	$1,557	$676
Loans Investment in fixed income securities	555,541 464,381	659,379 390,423
Investment income due and accrued	7,871	7,448
Derivative assets	2,375	—
Other assets	6,655	—

Total assets	$1,038,380	$1,057,926

Liabilities:
Long-term debt	1,021,516	$1,041,848
Derivative liabilities	—	6,332
Deferred taxes	(77)	315
Accrued interest payable	8,801	8,303
Other liabilities	8,282	543

Total liabilities	1,038,522	1,057,341

Stockholders’ equity:
Accumulated other comprehensive income	(142)	585

Total liabilities and stockholders’ equity	$1,038,380	$1,057,926

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

As of September 30, 2006, there have been 14 individual transactions processed through the QSPEs of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of September 30, 2006, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

There were no assets sold to the QSPEs during the nine months ended September 30, 2006 and the year ended December 31, 2005. As of September 30, 2006, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities of the QSPEs was $1,572,969, $1,606,733 and $3,269, respectively. When market quotes are not available, fair values are based on internal valuation models, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $3,774 and $4,317 for the nine months ended September 30, 2006 and 2005, respectively. Ambac also received fees for providing other services amounting to $200 and $241 for the nine months ended September 30, 2006 and 2005, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $259,023 and $258,806 as of September 30, 2006 and December 31, 2005, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,560 and $248,760 as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the interest rates on these beneficial interests ranged from 2.96% to 4.00% and from 1.49% to 3.55%, respectively.

(6) Employee Benefit Plans

Stock-based Compensation:

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the Common Stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides awards of restricted stock units to non-employee members of Ambac’s Board of Directors. As of September 30, 2006, approximately 7,800,000 shares were available for future grant under the Equity Plan and the Directors Equity Plan. The number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula.

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

•	SFAS No. 123-R provided clarification that the Black-Scholes-Merton model is not appropriate for stock options containing a market condition that affects vesting and the ability to exercise. Stock options granted prior to the adoption of SFAS 123-R were valued using the Black-Scholes-Merton model. Stock options granted in 2006 will vest on the earlier of Ambac’s Common Stock achieving certain price targets (market conditions) or meeting the requisite service requirement, therefore, the fair value of each market condition award was estimated on the date of grant using a Monte Carlo simulation model.

•	SFAS 123-R requires compensation expense be recognized for partially vested awards outstanding at its effective date. The expense related to the unvested award will be recognized for the remainder of the requisite service period. Certain market condition stock option grants previously accounted for under APB No. 25 were partially vested as of January 1, 2006. For the three and nine months ended September 30, 2006 approximately $205 and $616, respectively, of compensation expense is recorded for these partially vested awards.

•	SFAS No.123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. This is consistent with how Ambac recognized such awards under SFAS 123. Based on interpretative guidance under SFAS No. 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date. Ambac elected to accrue the estimated cost of the 2007 stock-compensation grants to retirement-eligible employees over the service period. Therefore, Ambac will accrue the estimated cost of such awards over the course of the fiscal year preceding the grant date ($1,787 and $5,361 recognized in the three and nine months ended September 30, 2006).

For the three months ended September 30, 2006, basic and diluted earnings per share would have increased by $0.01 and $0.02 per share, respectively, if Ambac had not adopted SFAS No. 123-R and $0.01 and $0.02 for the nine months ended September 30, 2006, respectively.

Stock Options:

Stock options awarded to eligible employees are exercisable and expire as specified at the time of grant. Such options are awarded based on the average of the high and low of the fair market value of the Common Stock as traded on the New York Stock Exchange on the grant date and have a term of seven years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement or death.

As discussed above, with the adoption of SFAS 123-R, Ambac used a Monte Carlo simulation model. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. The assumptions for the 2006 stock option grants are as follows:

Expected volatility	25.34%
Suboptimal factor	175%
Dividend Yield	0.8%
Risk-free interest rates	4.27%-4.41%
Expected term	5.23 years

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The expected volatility is based on the average of implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term of the option. Suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term of the award. We have adjusted the contractual term of the option for the effect of retirement-eligible participants to arrive at the expected term assumption.

A summary of option activity for the nine months ended September 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	4,338,886	$59.55
Granted	665,650	$74.45
Exercised	(945,917)	$51.84
Forfeited	(64,250)	$72.93

Outstanding at end of quarter	3,994,369	$63.64	$77,578,694	3.8

Exercisable	1,900,480	$54.54	$54,202,833	2.5

The grant date fair value of stock options granted during the nine months ended September 30, 2006 and 2005 were $22.25 and $21.23, respectively. The fair value of the 2006 option award is attributed over the derived vesting periods based on the output of the valuation model and represents the median time required to satisfy the market conditions of the award. The intrinsic value for stock options exercised during the nine months ended September 30, 2006 and 2005 was $28,819 and $12,404, respectively.

As of September 30, 2006, there were $14,743 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 3.4 years. Gross stock option expense for the three and nine months ended September 30, 2006 was $2,847 and $11,921, respectively, compared to $1,906 and $9,228 for the three and nine months ended September 30, 2005, respectively. The net income effect from stock options for the three and nine months ended September 30, 2006 were $892 and $3,697, respectively, compared to $762 and $3,294 for the three and nine months ended September 30, 2005, respectively.

Cash received from stock option exercises for the nine months ended September 30, 2006 was $49,064. The income tax benefits from share-based arrangements totaled $15,058 for the nine months ended September 30, 2006, with approximately $9,636 attributed to stock option exercises. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

RSUs:

RSUs are granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. Officers at the level of Managing Director and above, can, in lieu of the first twenty-five percent of their cash bonus, receive RSUs. These RSUs are granted at a twenty-five percent discount to the average of the high and low of Ambac common stock on the date of grant. These employees can elect to defer more than twenty-five percent of their cash bonus in the form of RSUs, however, the aforementioned discount does not apply. RSUs do not have a vesting period in excess of four years. Prior to vesting, the RSUs cannot be sold or transferred by the participant and are subject to cancellation if the participant’s employment is terminated. All RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement or death. As of September 30, 2006, 1,288,969 RSUs remained outstanding, of which (i) 564,862 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 724,107 units did not require future service.

Information with respect to the RSU awards is as follows for the nine months ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,535,309	$56.78
Granted	256,712	$75.00
Delivered	(464,404)	$43.31
Forfeited	(38,648)	$74.81

Outstanding at end of quarter	1,288,969	$64.61

As of September 30, 2006, there was $20,537 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 2.0 years. Gross RSU expense for the three and nine months ended September 30, 2006 were $4,992 and $18,001, respectively, compared to $3,722 and $16,148 for the three and nine months ended September 30, 2005, respectively. The net income effect from RSUs for the three and nine months ended September 30, 2006 were $2,145 and $7,317, respectively, compared to $1,569 and $6,532 for the three and nine months ended September 30, 2005, respectively.

The fair value for RSUs vested during the nine months ended September 30, 2006 and 2005 was $8,511 and $9,986, respectively.

Pensions:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s average highest salary during five consecutive years of employment within the last ten years of employment. On October 23, 2006, the Compensation Committee of the Board of Directors approved an amendment to the Pension Plan that will terminate the Plan effective December 31, 2006. Benefits under the Plan will cease to accrue as of December 31, 2006 and the Plan will be amended to provide participants a choice of a lump-sum payment or an annuity. The Compensation Committee intends to replace this benefit with an increased matching contribution to Ambac’s defined contribution plan.

Net periodic pension costs for the three and nine months ended September 30, 2006 and 2005 include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service cost	$561	$520	$1,682	$1,559
Interest cost	426	388	1,278	1,164
Expected return on plan assets	(648)	(598)	(1,946)	(1,795)
Amortization of prior service cost	(27)	(37)	(79)	(109)
Recognized net loss	67	64	201	193

Total pension expense	$379	$337	$1,136	$1,012

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Postretirement and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. All plans are contributory. None of the plans are currently funded. Postretirement and post employment benefit expense was $300 and $900 for the three and nine months ended September 30, 2006, respectively, compared to $226 and $662 for the three and nine months ended September 30, 2005, respectively.

(7) Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 106,192,941 were outstanding as of September 30, 2006. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of September 30, 2006.

(8) Segment Information

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment as of and for the three and nine month periods ended September 30, 2006 and 2005:

(Dollars in thousands) Three months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2006:
Revenues:
Unaffiliated customers	$341,359	$115,403	$3,545	$—	$460,307
Intersegment	13,697	(3,431)	39,371	(49,637)	—

Total revenues	$355,056	$111,972	$42,916	($49,637)	$460,307

Income before income taxes:
Unaffiliated customers	$300,956	$15,158	$(18,965)	$—	$297,149
Intersegment	16,360	(4,143)	38,376	(50,593)	—

Total income before income taxes	$317,316	$11,015	$19,411	$(50,593)	$297,149

Total assets	$11,402,411	$9,271,167	$337,113	$—	$21,010,691

2005:
Revenues:
Unaffiliated customers	$351,185	$86,560	$515	$—	$438,260
Intersegment	1,276	(1,420)	89,600	(89,456)	—

Total revenues	$352,461	$85,140	$90,115	$(89,456)	$438,260

Income before income taxes:
Unaffiliated customers	$222,592	$21,046	$(16,660)	$—	$226,978
Intersegment	2,999	(1,310)	88,820	(90,509)	—

Total income before income taxes	$225,591	$19,736	$72,160	$(90,509)	$226,978

Total assets	$10,383,549	$8,636,764	$41,988	$—	$19,062,301

(Dollars in thousands) Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2006:
Revenues:
Unaffiliated customers	$1,046,839	$357,603	$10,732	$—	$1,415,174
Intersegment	26,925	(5,546)	131,896	(153,275)	—

Total revenues	$1,073,764	$352,057	$142,628	$(153,275)	$1,415,174

Income before income taxes:
Unaffiliated customers	$899,139	$84,985	$(58,371)	$—	$925,753
Intersegment	34,917	(8,031)	128,911	(155,797)	—

Total income before income taxes	$934,056	$76,954	$70,540	$(155,797)	$925,753

Total assets	$11,402,411	$9,271,167	$337,113	$—	$21,010,691

2005:
Revenues:
Unaffiliated customers	$973,064	$257,575	$1,320	$—	$1,231,959
Intersegment	1,723	(2,357)	323,800	(323,166)	—

Total revenues	$974,787	$255,218	$325,120	$(323,166)	$1,231,959

Income before income taxes:
Unaffiliated customers	$713,852	$76,632	$(50,624)	$—	$739,860
Intersegment	6,892	(2,027)	321,460	(326,325)	—

Total income before income taxes	$720,744	$74,605	$270,836	$(326,325)	$739,860

Total assets	$10,383,549	$8,636,764	$41,988	$—	$19,062,301

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2006 and 2005:

(Dollars in thousands)	Three Months		Nine Months
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2006:
United States	$149,866	$150,034	$534,068	$476,516
United Kingdom	32,541	27,928	106,128	60,033
Japan	6,565	5,854	20,606	18,237
Italy	1,611	2,300	10,017	6,616
Australia	711	2,316	9,734	7,915
Brazil	2,070	1,801	6,846	5,913
Mexico	1,111	1,003	3,454	3,109
Internationally diversified (1)	8,189	12,012	26,821	39,606
Other international	9,637	11,308	27,092	29,922

Total	$212,301	$214,556	$744,766	$647,867

2005:
United States	$189,869	$174,707	$624,372	$483,245
United Kingdom	17,193	17,089	62,867	50,045
Japan	7,135	7,278	21,025	22,414
Italy	563	1,980	8,925	6,253
Australia	3,593	2,218	12,696	6,521
Brazil	4,263	3,347	10,089	8,068
Mexico	1,101	580	8,841	3,965
Internationally diversified (1)	8,124	15,520	23,555	43,967
Other international	6,102	8,393	17,327	24,113

Total	$237,943	$231,112	$789,697	$648,591

1)	Internationally diversified includes guarantees with multiple locations of risk and includes components of United States exposure.

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

On April 13, 2006, the FASB issued Staff Position (“FSP”) No. FIN 46(R)-6 “Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R)”. This FSP

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

addresses the approach to determine the variability to consider when applying FIN 46 (R) and includes illustrative examples of how the variability should be considered. The variability that is considered may affect the determination as to whether the entity is a VIE, the determination of which interests are variable interests in the entity, if necessary, the calculation of expected losses and residual returns of the entity, and the determination of which party is the primary beneficiary of the VIE. The effective date for prospective application is the first day of the first reporting period beginning after June 15, 2006. Retrospective application, if elected, should be completed no later than the end of the annual reporting period after July 15, 2006, effectively December 31, 2006 for Ambac. Ambac has adopted this FSP on all new transactions entered into on July 1, 2006 and thereafter. Ambac is also currently evaluating whether to elect the retrospective application of this FSP.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Ambac is currently evaluating the implications of SFAS 157 on its financial statements. In addition, SFAS 157 supersedes the guidance in EITF 02-3, which prohibited the recognition of day one gains on certain derivative transactions. With the adoption of SFAS 157, any remaining EITF 02-3 reserves will be reflected as a cumulative effect adjustment to the opening balance of retained earnings.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Employers are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. SFAS 158 requires prospective application. Ambac is currently evaluating the implications of SFAS 158 on its financial statements, particularly considering the termination of the pension plan.

The FASB is currently working on a number of amendments to the existing accounting standards governing financial guarantees, asset transfers, securitization, and consolidation. Upon completion of these standards, Ambac will need to reevaluate its accounting and disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Ambac Financial Group, Inc. is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $1.98 and $6.26 for the three and nine months ended September 30, 2006, a 23% increase compared with the three months ended September 30, 2005, and a 26% increase compared with the nine months ended September 30, 2005. Both the 2005 and 2006 three and nine month financial results were impacted by Hurricane Katrina loss reserve activity. The 2005 results were negatively impacted by the establishment of $92 million of reserves related to the hurricane in the third quarter 2005. The 2006 results were positively impacted by the release of approximately $40 million of Katrina related reserves during the third quarter 2006. 2006 financial results were further positively impacted by (i) net improvements in the classified credit portfolio for credits unrelated to Hurricane Katrina; (ii) cash recoveries received during the period for a security within the financial services investment portfolio that had been written-off in 2002 and 2003; and (iii) the sale of aircraft related to a previously reported defaulted enhanced equipment trust certificate (reported as “Other income” in the accompanying Consolidated Statements of Operations). Those increases were partially offset by net mark-to-market gains on non-trading derivatives reported in the second quarter 2005. Return on average shareholders’ equity was 14.7% and 15.8% for the three and nine months ended September 30, 2006, respectively.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, Fitch Inc., and Rating and Investment Information, Inc. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives triple-A ratings, typically resulting in lower financing costs for the issuer and the guarantee generally makes the issue more marketable, both in the primary and secondary markets.

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Structured Finance obligations include securitizations of a variety of asset types such as mortgage loans, home equity loans, student loans, credit card receivables, commercial asset-backed securities, leases, pooled debt obligations, investor-owned utilities and asset-backed commercial paper conduits originated in the U.S. Included within the commercial asset-backed sector are securitizations of operating assets, including aircraft, rental car fleets, shipping containers and rail cars, as well as film and publishing royalties. International Finance covers infrastructure transactions, investor-owned utilities, and structured finance transactions including pooled debt obligations involving assets primarily outside of the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, currency swaps, and funding conduits, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed and structured finance issuers. Ambac Capital Services enters into total return swaps with professional counterparties. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

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

The primary estimates impacting the statistical loss calculation are probability of default and severity of loss. The probability of default increases as a credit exposure deteriorates in quality. Political, economic or other unforeseen events could have an adverse impact on default probabilities. However, despite such unforeseen events, our experience has shown, it is not reasonably likely that there would be a change in the probability of default estimates such that a material change in our loss reserve estimate would occur because such unforeseen event are not reasonably likely to occur. Our experience has shown that credit deterioration and related changes in default probabilities are a gradual process that typically occurs over a long period of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

time. Downgrades to the underlying ratings could have a significant impact on our loss reserves. Historically, claim payments on financial guarantee contracts have been infrequent but subject to potential high severity. Severity represents the amount of loss that would be incurred on a defaulted obligation due to the difference in the amount of net par guaranteed and the value of the related collateral and other subrogation rights. Loss severity estimates are based upon available information such as rating agency recovery rates or surveillance data such as collateral appraisals. However, severity data used are estimates that are subject to change with political, economic and other market conditions or as new information becomes available. Severity of loss is a primary assumption used to estimate losses and an increase or decrease of the severity would provide a range of reasonably possible future outcomes that would differ from our current loss estimate, which could be material.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that for the majority of bond types, the estimate of loss severity has remained consistent in that material changes to severity estimates have not occurred. However, for certain bond types, factors or events could have a material impact on the estimate of loss severity. Based upon our historical experience, certain types of exposures are more likely to experience changes in loss severity estimates. We have observed that, with respect to four bond types in particular, is reasonably possible that a material change in actual loss severities and loss severity estimates can occur over time. These four bond types are health care institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. Typically, bonds insured by Ambac in the healthcare sector are secured by revenues generated by a hospital enterprise. The value of a hospital enterprise and its ability to generate revenues are primarily impacted by the essentiality of that hospital enterprise to a particular community. For example, hospitals that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. Intense competition in the global airline industry and high energy costs could adversely impact our EETC transactions. Increases in mortgage rates, unemployment and/or personal bankruptcies could adversely impact residential real estate values and the severity of loss for our transactions. As a result of our experience to date, we note that the mortgage-backed and home equity ultimate severities have been better than or equal to our current severity assumption. When calculating a modeled loss estimate for an insured CDO obligation, Ambac considers the unique attributes of the underlying collateral and transaction. It is reasonably possible that loss estimates for CDOs may increase as a result of increased severity of loss of the underlying collateral; however Ambac’s exposure to CDOs in its classified portfolio is currently limited.

The table below outlines the estimated impact on the September 30, 2006 consolidated loss reserve estimate (both active credit and case basis reserve) of reasonably possible increases in the loss severity assumptions. The table considers only those credits in the categories listed that are currently included in our classified portfolio. The assumptions used to calculate the increased reserve estimate provide for a downgrade in the internally determined underlying rating, by one full letter grade, for each credit analyzed.

(Dollars in millions) Category	Current Severity Assumption	Reasonably Possible Severity Assumption	Increase in Reserve Estimate
Health care	76%	83%	$22
EETC	20%	25%	$16
Mortgage-backed and home equity	20%	20%	$15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2006, Ambac’s existing loss and loss expense liability for Hurricane Katrina amount to $50.5 million, down from the original estimate of $92 million established in the third quarter of 2005. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most severely impacted by the storm. In determining our loss estimates, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas as well as further governmental support. In the third quarter of 2006, the state of Louisiana issued $400 million of Gulf Zone bonds backed by the full faith and credit of the state. Funds from that bond issuance went to certain issuers within Orleans Parish to assist in debt service payments on their outstanding bond obligations. This liquidity injection is a positive development for our insured credits that has been thoroughly considered in the estimation of reserves at September 30, 2006. Throughout the history of Ambac, there have not been any significant losses resulting from natural disasters. As a result, management has adjusted our assumptions to reflect the unprecedented nature of the disaster.

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. Ambac’s financial instruments categorized as assets are mainly comprised of investments in fixed income securities and derivative contracts.

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac classifies the vast majority of its investments in fixed income securities as available-for-sale, however investments in fixed income securities with a fair value of $85 million are classified as trading in “Other Investments” on the consolidated Balance Sheet at September 30, 2006.

The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Approximately 1% of the investment portfolio was valued using internal valuation models at September 30, 2006 and December 31, 2005.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads on underlying referenced obligations, yield curves and tax-exempt interest ratios. The net fair value of derivative contracts was $279 million and $167 million at September 30, 2006 and December 31, 2005, respectively. Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on synthetic collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be more complex and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2006 and 2005, and its financial condition as of September 30, 2006 and December 31, 2005. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Consolidated Net Income

Ambac’s net income for the three months ended September 30, 2006 was $213.5 million or $1.98 per diluted share, an increase of $38.4 million compared to $175.1 million, or $1.61 per diluted share in the three months ended September 30, 2005. Ambac’s income before income taxes was $297.1 million for the three months ended September 30, 2006, an increase of 31% from income before income taxes of $227.0 million in the three months ended September 30, 2005. Of the $297.1 million of income before income taxes in the third quarter of 2006, $301.0 million was from Financial Guarantee, $15.1 million from Financial Services and $(19.0) million from Corporate, compared to $222.6 million, $21.1 million and $(16.7) million for Financial Guarantee, Financial Services and Corporate, respectively, in the third quarter of 2005. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding, partially offset by interest income on investments held at the parent company.

Financial Guarantee net income for the three months ended September 30, 2006 increased primarily as a result of a lower provision for loss and loss expenses and higher investment income; partially offset by lower net premiums earned from refunded policies. The Financial Services decrease in the third quarter of 2006 is primarily attributable to (i) lower

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

derivative product revenue and mark-to-market losses on total return swaps and non-trading derivatives, partially offset by higher investment income in the investment agreement business and higher net realized gains.

Ambac’s net income for the nine months ended September 30, 2006 was $673.2 million or $6.26 per diluted share, an increase of $126.4 million compared to $546.8 million, or $4.97 per diluted share in the nine months ended September 30, 2005. Ambac’s income before income taxes was $925.8 million for the nine months ended September 30, 2006, an increase of 25% from income before income taxes of $739.9 million in the nine months ended September 30, 2005. Of the $925.8 million of income before income taxes in the nine months ended September 30, 2006, $899.1 million was from Financial Guarantee, $85.0 million from Financial Services and $(58.3) million from Corporate, compared to $713.9 million, $76.6 million and $(50.6) million for Financial Guarantee, Financial Services and Corporate, respectively, in the nine months ended September 30, 2005.

Financial Guarantee net income for the nine months ended September 30, 2006 increased primarily as a result of (i) a lower provision for loss and loss expenses, (ii) higher investment income, (iii) higher other income resulting from the sale of three aircraft from a previously reported defaulted enhanced equipment trust certificate, and (iv) net mark-to-market gains on credit derivative contracts, partially offset by higher underwriting expenses. The Financial Services increase in the nine months ended September 30, 2006 is primarily attributable to (i) higher net realized investment gains, primarily from cash recoveries on a security that had been written-off in 2002 and 2003, (ii) higher net mark-to-market gains on total return swap contracts, and (iii) higher net investment income (after interest expense) in the investment agreement business, partially offset by (i) changes in net mark-to-market gains/losses on non-trading derivatives, and (ii) lower derivative product revenue.

Included in the nine months ended September 30, 2006 income before income taxes in the Financial Guarantee segment, is the impact from cancellations of the remaining reinsurance contracts with AXA Re Finance S.A. (“AXA Re”) and American Re-Insurance Company (“American Re”) during the first quarter of 2006. The insured par that was recaptured as a result of the cancellation totaled approximately $3.9 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $37.0 million in returned premiums from the cancellation, of which $29.3 million was deferred. The difference, $7.7 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $3.1 million, $2.0 million after-tax.

Included in the nine months ended September 30, 2005 income before income taxes in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”) during the first quarter of 2005. The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac Assurance guaranteed $26.7 billion of gross par value bonds during the three months ended September 30, 2006, a decrease of 16% from $31.8 billion during the comparable prior year period. During the nine months ended September 30, 2006, Ambac Assurance guaranteed $96.5 billion in par value debt obligations, a 6% increase from $91.0 billion in par value debt obligations guaranteed in the nine months of 2005.

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2006 and December 31, 2005:

(Dollars in billions)	September 30, 2006	December 31, 2005
Public Finance	$279.6	$264.1
Structured Finance	161.9	144.3
International Finance	71.9	70.7

Total net par outstanding (1)	$513.4	$479.1

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2006 and December 31, 2005 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2006 and December 31, 2005. Below investment grade is defined as those exposures with a credit rating below BBB-:

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Percentage of Guaranteed Portfolio(1)
	September 30, 2006	December 31, 2005
AAA	16%	13%
AA	19	20
A	43	46
BBB	21	20
Below investment grade	1	1

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	September 30, 2006	December 31, 2005
U.S. Public Finance:
Transportation	$1,131	$653
Health care	555	584
General obligation	292	387
Tax-backed	134	135
University	70	70
Other	152	146

Total U.S. Public Finance	2,334	1,975

U.S. Structured Finance:
Enhanced equipment trust certificates	962	927
Mortgage-backed and home equity	775	507
Investor-owned utilities	489	575
Pooled debt obligations	101	384
Asset-backed	162	188

Total U.S. Structured Finance	2,489	2,581

International Finance:
Transportation revenue	381	219
Investor-owned utilities	—	52
Sovereign/sub-sovereign	—	38
Other	209	203

Total International Finance	590	512

Grand Total	$5,413	$5,068

(1)	Internal Ambac Assurance credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac and may differ from ratings determined by the independent ratings agencies. The ratings are subject to revision at any time and do not constitute investment advice.

There were 70 and 75 credits with Ambac Assurance ratings below investment grade at September 30, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Finance:

Public Finance bond obligations par value written was $9.3 billion for the three months ended September 30, 2006, which was 31% lower than $13.4 billion of par value written in the three months ended September 30, 2005. During the nine months ended September 30, 2006 par value written was $31.7 billion, which was 26% lower than $42.6 billion of par value written in the nine months ended September 30, 2005. These declines were primarily due to volume decreases in the new issue municipal market and lower financial guarantee insured market penetration.

Structured Finance:

Structured Finance obligations par value written was $12.8 billion for the three months ended September 30, 2006, which was 25% lower than $17.0 billion of par value written in the three months ended September 30, 2005. During the nine months ended September 30, 2006, par value written was $51.6 billion, 24% higher compared to $41.5 billion in the nine months ended September 30, 2005. The decrease in Structured Finance obligations guaranteed for the third quarter of 2006 was primarily due to lower mortgage-backed and home equity securitizations and student loans; partially offset by higher pooled debt obligations and asset-backed and conduits obligations. The increase for the nine months ended September 30, 2006 was primarily due to increases in structured insurance, pooled debt obligations, asset-backed and conduit obligations, and student loans, partially offset by lower investor-owned utility obligations.

International Finance:

International finance obligations include public purpose infrastructure projects, utilities and various types of structured financings originated outside the United States (“International Finance”), including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass pooled debt obligations that may include significant components of domestic exposures. Ambac Assurance’s emphasis internationally has been on Western Europe and Australia. In the United Kingdom, Ambac Assurance has participated extensively in the Private Finance Initiative (“PFI”) whereby the government has been seeking private sector participation in certain infrastructure projects. Management expects demand for our financial guarantees on infrastructure transactions to increase in certain other European countries. Ambac also participates in less developed markets through certain structures such as future flow transactions and, to a lesser extent, pooled debt obligations. Future flow transactions generally securitize offshore U.S. dollar or Euro-based future revenue streams arising from exports or banking flows. International Finance bond obligations par value written was $4.6 billion for the three months ended September 30, 2006, which was 254% higher than $1.3 billion of par value written for the three months ended September 30, 2005. During the nine months ended September 30, 2006, par value written was $13.2 billion, which was 91% higher than $6.9 billion of par value written for the nine months ended September 30, 2005. The increases in International Finance obligations guaranteed during the third quarter of 2006 is primarily due to higher pooled debt obligations, partially offset by lower transportation obligations. The increases for the nine months ended September 30, 2006 is primarily due to higher PFI, pooled debt, asset-backed obligations, and transportation, partially offset by lower investor-owned and public utility obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Premiums Written. Gross premiums written for the three and nine months ended September 30, 2006 were $212.3 million and $744.8 million, respectively, a decrease of $25.6 million or 11% from $237.9 million in the three months ended September 30, 2005 and a decrease of $44.9 million or 6% from $789.7 million in the nine months ended September 30, 2005.

Up-front premiums written during the three and nine months ended September 30, 2006 were $67.5 million and $337.7 million, respectively, a decrease of 41% from $113.6 million in the three months ended September 30, 2005 and a decrease of 17% from $408.2 million in the nine months ended September 30, 2005. Up-front premiums written in the third quarter experienced decreases in Public Finance and International Finance, partially offset by an increase in upfront Structured Finance premiums written. The nine months ended September 30, 2006 experienced decreases in Public Finance, partially offset by increases in both Structured and International Finance.

Installment premiums written for the three and nine months ended September 30, 2006 were $144.8 million and $407.1 million, respectively, an increase of 16% from $124.3 million in the three months ended September 30, 2005, and an increase of 7% from $381.5 million in the nine months ended September 30, 2005. Installment premiums written in the third quarter of 2006 saw an increase in Public Finance, and International Finance, partially offset by a decrease in Structured Finance installment premiums written. The nine months ended September 30, 2006 saw increases in all three market sectors, Public, Structured and International Finance installment premiums written.

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Management uses facultative reinsurance to cede risks in amounts greater than the maximums that can be ceded under the surplus share treaty and risks which are excluded from the surplus share treaty. Ceded premiums written for the three and nine months ended September 30, 2006 were $26.3 million and $75.4 million, respectively, a decrease of $8.0 million or 23% from $34.3 million in the three months ended September 30, 2005 and an increase of $13.7 million or 22% from $61.7 million in the nine months ended September 30, 2005.

Included in ceded premiums written in the nine months ended September 30, 2006 and 2005 is $37.0 million and $55.8 million, respectively, in return premiums from reinsurance contracts that were cancelled during the first quarters of 2006 and 2005. Excluding the return premiums from the nine months ended September 30, 2006 and 2005, ceded premiums written were $112.4 million for the nine months ended September 30, 2006 compared to $117.5 million in the nine months ended September 30, 2005, a decrease of 4%. Ceded premiums as a percentage of gross premiums written were 12.4% and 14.4% for the third quarter of 2006 and 2005, respectively. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 15.1% and 14.9% for the nine months ended September 30, 2006 and 2005, respectively.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and nine months ended September 30, 2006 were $214.5 million and $647.9 million, a decrease of 7% from $231.1 million for the three months ended September 30, 2005 and is flat from $648.6 million for the nine months ended September 30, 2005. The decreases were primarily the result of lower refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. However, given the same underlying attributes of an insured obligation such as tenor, gross premium amount, and amortization schedule, the timing of revenue recognition may differ for premiums collected upfront versus premiums collected in installments. When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned during the three and nine months ended September 30, 2006 included $23.7 million and $86.1 million, respectively, from accelerated earnings as compared to $47.1 million and $106.1 million for the three and nine months ended September 30, 2005, respectively. Accelerated premiums in the third quarter of 2006 included $15.4 million from structured and international transactions, compared to $8.8 million for the third quarter of 2005. The nine months ended September 30, 2006 included $30.3 million from structured and international transactions compared to $21.1 million for the nine months ended September 30, 2005. Included in the nine months ended September 30, 2006 and 2005 accelerated earnings amounts were approximately $7.7 million and $4.5 million, respectively, from the cancellation of reinsurance contracts previously mentioned.

Normal net premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) increased 2% from $171.0 million in the third quarter of 2005 to $174.8 million in the third quarter of 2006. Normal net premiums earned for the nine months ended September 30, 2006 were $517.4 million, an increase of 2% from $504.9 million in the nine months ended September 30, 2005. Normal net premiums earned for the three months ended September 30, 2006 increased 3% and 5% for Public and Structured Finance, respectively, and decreased 4% for International Finance, from the three months ended September 30, 2005. Normal net premiums earned for the nine months ended September 30, 2006 increased 4% and 6% for Public and Structured Finance, respectively, and decreased 3% for International Finance, from the nine months ended September 30, 2005. Public Finance normal earned premium growth has been negatively impacted by declining issuance and competitive pricing throughout 2006. The growth in normal earned premiums in Structured Finance has improved as the recent level of writings in asset classes such as commercial asset-backed securities, auto securitizations and pooled debt obligations has increased. The decline in International normal earned premiums was driven by significant paydowns and calls over the past several quarters and the recent business mix which has trended towards long-dated infrastructure transactions that earn premiums over a longer period of time than typical structured finance exposures.

The overall business environment has become more competitive, with increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors. This increased competition has had an adverse impact on pricing, however this competition and credit trends such as the ones we are currently experiencing are a normal part of Ambac Assurance’s business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other credit enhancement fees, which is primarily comprised of fees received from the structured credit derivatives product, were $16.0 million and $44.4 million for the three and nine months ended September 30, 2006, respectively, an increase of 23% from $13.0 million in the three months ended September 30, 2005 and an increase of 18% from $37.6 million in the nine months ended September 30, 2005. Included in the three and nine months ended September 30, 2006 was $0.8 million of accelerated other credit enhancement fees, compared to $1.8 million in the three and nine months ended September 30, 2005. Excluding these accelerations, other credit enhancement fees would have increased 37% for the three months ended September 30, 2006 and 22% for the nine months ended September 30, 2006. These increases are primarily due to higher domestic structured credit derivatives writings.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Public Finance	$58.8	$56.9	$172.7	$166.7
Structured Finance	71.0	67.3	210.9	199.8
International Finance	45.0	46.8	133.8	138.4

Total normal premiums earned	174.8	171.0	517.4	504.9
Accelerated earnings	23.7	47.1	86.1	106.1

Total net premiums earned	198.5	218.1	603.5	611.0
Other credit enhancement fees	16.0	13.0	44.4	37.6

Total net premiums earned and other credit enhancement fees	$214.5	$231.1	$647.9	$648.6

Net Investment Income. Net investment income for the three and nine months ended September 30, 2006 was $120.2 million and $351.2 million, an increase of 9% from $110.6 million in the three months ended September 30, 2005 and an increase of 11% from $317.1 million in the nine months ended September 30, 2005. The increases were primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, including cash received during the first quarter related to the previously mentioned reinsurance cancellations, (ii) a capital contribution from Ambac Financial Group, Inc. of $200 million in the fourth quarter of 2005, and (iii) rising interest rates. The increases were partially offset by a $5.3 million net positive adjustment booked in the third quarter of 2005 for certain municipal credits that have been pre-refunded. A pre-refunding shortens the maturity of a bond resulting in accelerated amortization of bond premium or discount. Investments in tax-exempt securities amounted to 74% and 71% of the total fair value of the portfolio as of September 30, 2006 and September 30, 2005, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.65% at September 30, 2006 compared with 4.58% at September 30, 2005.

Net Realized Investment Gains. Net realized investment gains in the three and nine months ended September 30, 2006 were $1.3 million and $2.8 million, respectively, compared to $5.0 million and $6.0 million for the three and nine months ended September 30, 2005, respectively. The following table details amounts included in net realized investment gains:

(Dollars in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net gains (losses) on securities sold or called	$1.3	$(0.2)	$0.8	$1.1
Other than temporary impairment on securities	—	(0.3)	(0.1)	(0.3)
Foreign exchange gains on investments	—	5.5	2.1	5.2

Net realized investment gains	$1.3	$5.0	$2.8	$6.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Net Mark-to-Market Gains (Losses) on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts for the three and nine months ended September 30, 2006 were $2.6 million and $9.9 million, respectively, compared to net mark-to-market gains (losses) of $1.6 million and ($4.8) million in the three and nine months ended September 30, 2005, respectively. The changes in estimated fair value of structured credit derivatives during 2006 reflects general tightening of credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives for the three and nine months ended September 30, 2006 and 2005.

Other Income. Other income for the three and nine months ended September 30, 2006 was $2.7 million and $35.0 million, respectively, compared to other income of $2.9 million and $6.2 million for the three and nine months ended September 30, 2005, respectively. During the first quarter of 2006, Ambac Assurance sold the three remaining aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring fee revenues for the three and nine months ended September 30, 2006 of approximately $0.4 million and $1.5 million, respectively, compared to $0.3 million and $0.7 million in the three and nine months ended September 30, 2005, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $19.4 million and $16.4 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2006 were ($2.5) million and $10.4 million, respectively, compared to $89.1 million and $134.3 million for the three and nine months ended September 30, 2005. The ($2.5) million loss provision in the third quarter of 2006 is primarily the result of a release of Hurricane Katrina reserves of $39.8 million, partially offset by increased reserves, primarily in the U.S. public finance sector.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2006 and the year-ended December 31, 2005:

(Dollars in millions)	September 30, 2006	December 31, 2005
Beginning balance of net loss reserves	$300.6	$237.5
Provision for losses and loss expenses	10.5	149.9
Losses paid	(49.4)	(119.1)
Recoveries of losses paid from reinsurers	1.1	22.9
Other recoveries, net of reinsurance	11.6	9.4

Ending balance of net loss reserves	$274.4	$300.6

The following tables provide details of losses paid, net of recoveries received for the nine months ended September 30, 2006 and 2005 and gross case basis credit reserves at September 30, 2006 and December 31, 2005 by market sector:

(Dollars in millions)	September 30, 2006	September 30, 2005
Net losses paid:
Public Finance	$12.6	$12.6
Structured Finance	23.0	68.7
International Finance	1.1	2.8

Total	$36.7	$84.1

(Dollars in millions)	September 30, 2006	December 31, 2005
Gross case basis credit reserves:
Public Finance	$127.5	$97.0
Structured Finance	0.5	9.5
International Finance	4.0	—

Total	$132.0	$106.5

The following table summarizes Ambac Assurance’s loss reserves split between case basis credit loss reserves and active credit reserves at September 30, 2006 and December 31, 2005.

(Dollars in millions)	September 30, 2006	December 31, 2005
Gross loss and loss expense reserves:
Case basis credit reserves(1)(2)	$132.0	$106.5
Active credit reserves	147.6	197.6

Total	$279.6	$304.1

(1)	Ambac Assurance discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.75% at both September 30, 2006 and December 31, 2005.
(2)	Reinsurance recoverables on case basis credit reserves were $5.3 million and $3.5 million at September 30, 2006 and December 31, 2005, respectively.

Active credit reserves were $147.6 million and $197.6 million at September 30, 2006 and December 31, 2005, respectively. Included in the calculation of active credit reserves at September 30, 2006 and December 31, 2005 was the consideration of $9.7 million and $17.5 million, respectively, of reinsurance which would be due to Ambac Assurance from the reinsurers, upon default of the insured obligations. The active credit reserve at September 30, 2006 and December 31, 2005 was comprised of 71 and 88 credits with net par outstanding of $5,417 million and $6,319 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by credit improvements, exposure paydowns, and transfers to case basis credit reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Case basis credit reserves at September 30, 2006 and December 31, 2005 were comprised of 8 and 10 credits with net par outstanding of $766.3 million and $839.0 million, respectively. The increase in case basis credit reserves was driven primarily by payments made during the quarter.

Net loss reserves as of September 30, 2006 include $50.5 million for Hurricane Katrina credits, down from $91.5 million at December 31, 2005. The decrease is primarily due to significant state and federal support recently provided to the region, particularly the greater New Orleans area. Approximately $730 million of Katrina impacted credits remain in Ambac’s classified credit portfolio. Ambac did not pay any Katrina related claims during the nine months ended September 30, 2006.

At September 30, 2006, expected future claim payments on credits that have already defaulted, net of estimated recoveries totaled $77.4 million. Related estimated future payments, net of recoveries are $73.9 million, $9.9 million, ($11.1) million, $3.8 million and $5.0 million for the remainder of 2006, 2007, 2008, 2009 and 2010, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2006 were $30.2 million and $100.0 million, respectively, an increase of 9% from $27.8 million in the three months ended September 30, 2005 and an increase of 11% from $89.9 million in the nine months ended September 30, 2005. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions.

Gross underwriting and operating expenses were $45.8 million and $144.1 million for the three and nine months ended September 30, 2006, compared to $39.7 million and $129.4 million for the three and nine months ended September 30, 2005. The increases are primarily attributable to higher compensation costs. Compensation expenses for the three and nine months ended September 30, 2006 were $33.6 million and $107.9 million, respectively, an increase of 28% from $26.2 million in the three months ended September 30, 2005 and an increase of 19% from $90.5 million in the nine months ended September 30, 2005. Ambac’s 2006 expenses include the impact of implementation of Statement of Financial Accounting Standards (“SFAS”) No.123-R “Share-Based Payment” Under provisions of SFAS 123-R, Ambac will accrue the 2007 stock-based compensation for those employees that are retirement eligible throughout 2006. Previously, such awards were recognized on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The investment agreement business is managed with the goal of approximately matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal in the investment agreement business, derivative contracts are used for hedging purposes. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses.

Revenues. Revenues for the three and nine months ended September 30, 2006 were $115.4 million and $357.6 million, an increase of 33% from $86.6 million in the three months ended September 30, 2005 and an increase of 39% from $257.6 million in the nine months ended September 30, 2005.

The increased revenues for the three months ended September 30, 2006 are primarily due to (i) higher interest income driven by the increase in interest rates and the overall size of the investment portfolio, and (ii) higher net realized investment gains due to the recovery of a previously impaired security noted below, partially offset by (i) lower derivative product revenues, and (ii) the impact of net mark-to-market gains/losses on total return swap contracts. The increased revenues for the nine months ended September 30, 2006 are primarily due to (i) higher interest income, (ii) higher net realized investment gains due to the recovery of a previously impaired security noted below, and (iii) higher net mark-to-market gains on total return swap contracts, partially offset by (i) net mark-to-market gains on non-trading derivatives in 2005 and (ii) lower derivative product revenues.

Interest earned from investments made with proceeds from investment and payment agreements were $107.2 million and $287.2 million in the three and nine months ended September 30, 2006, respectively, up 51% from $70.9 million in the three months ended September 30, 2005 and up 49% from $193.0 million in the nine months ended September 30, 2005. The increases were primarily driven by the issuance of investment agreements during the period. Derivative product revenues were $3.3 million and $11.3 million in the three and nine months ended September 30, 2006, down 63% from $8.9 million in the three months ended September 30, 2005 and down 14% from $13.2 million in the nine months ended September 30, 2005. These decreases were primarily due to lower mark-to-market gains in the third quarter of 2006. The net mark-to-market (loss) gain on total return swap contracts of ($0.5) million and $6.5 million for the three and nine months ended September 30, 2006 compared to mark-to-market gains (losses) of $2.3 million and ($2.3) million for the three and nine months ended September 30, 2005. The decrease for the three months ended September 30, 2006 was primarily due to a mark-to-market loss on one credit, partially offset by mark-to-market gains on certain credits due to spread tightening within the total return swap portfolio. Overall, for the nine months ended September 30, 2006 the total return swap portfolio has experienced spread narrowing. The mark-to-market gains on the non-trading derivative contracts for the nine months ended September 30, 2005, relate almost entirely to interest rate hedge contracts in Ambac’s investment agreement business. Those hedges met the technical requirements of FAS 133 as of July 1, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During 2002 and 2003 realized losses included an impairment write-down of $139.7 million and $10.5 million, respectively, related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In the nine months ended September 30, 2006, full year 2005 and full year 2004, Ambac has received cash recoveries of $50.8 million, $10.8 million and $17.9 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan. In the third quarter of 2006, Ambac received cash recoveries of $6.6 million in connection with a litigation settlement agreement.

Expenses. Expenses for the three and nine months ended September 30, 2006 were $100.2 million and $272.6 million, respectively, up 53% from $65.5 million in the three months ended September 30, 2005 and up 51% from $180.9 million in the nine months ended September 30, 2005. Included in the above are interest expenses related to investment and payment agreements of $97.1 million and $262.6 million for the three and nine months ended September 30, 2006, respectively, and $62.6 million and $170.8 million for the three and nine months ended September 30, 2005, respectively. The increases are primarily related to an increase in the overall size of floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three and nine months ended September 30, 2006 was $19.5 million and $58.4 million, respectively, up 43% from $13.6 million in the three months ended September 30, 2005 and from $40.7 million in the nine months ended September 30, 2005. The increases are primarily attributable to Ambac’s issuance of $400 million, 5.95% debt, due December 5, 2035 in December 2005.

Corporate Expense. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses for the three and nine months ended September 30, 2006 were $3.0 million and $10.7 million, respectively, a decrease of 14% from $3.5 million in the three months ended September 30, 2005 and a decrease of 5% from $11.3 million in the nine months ended September 30, 2005. The decreases are primarily related to Ambac’s contingent capital facility fees totaling $0.8 million and $2.6 million for the three and nine months ended September 30, 2006, compared to $1.2 million and $4.0 million for the three and nine months ended September 30, 2005.

Provision for Income Taxes. Income taxes for the three and nine months ended September 30, 2006 were at an effective rate of 28.1% and 27.3%, respectively, compared to 22.8% and 26.1% for the three and nine months ended September 30, 2005, respectively. The increase in the effective tax rates for 2006 is primarily due to higher taxable income resulting from improved financial guarantee underwriting results relative to the comparable prior period and a net release of tax reserves in the third quarter of 2005 as a result of the expiration of the statute of limitations on a prior tax year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Based upon these tests and with notice as described above, the maximum amount that will be available during 2006 for payment of dividends without regulatory approval by Ambac Assurance is $332.7 million. Ambac Assurance paid dividends of $102.0 million during the nine months ended September 30, 2006.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

Based on the amount of dividends that it expects to receive from Ambac Assurance and other subsidiaries during 2006, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at September 30, 2006.

On October 23, 2006 (the “Redemption Date”), Ambac redeemed all of its outstanding $200 million 7.00% debentures at par plus accrued interest to the Redemption Date. The debentures were redeemed using portions of the proceeds from Ambac’s $400 million issuance of 5.95% debentures in December 2005. On the Redemption Date, Ambac wrote-off fees and expenses related to the original issuance of the 7.00% debentures of approximately $6.0 million ($3.9 million after-tax).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, the maturity of its invested assets and from time to time, by short-term inter-company loans and repurchase transactions. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of closely matching the cash flows of its obligations under the investment agreements) and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of AA on invested assets, and to maintain a liquid floating rate investment portfolio, which includes short-term investments, to minimize interest rate and liquidity risk. As of September 30, 2006, the investment agreement business floating rate investment portfolio approximates $5.8 billion or 81% of the investment portfolio related to the investment agreement business.

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. As of September 30, 2006, approximately $4.2 billion or 60% of the outstanding investment agreements (excluding fair value hedge adjustments) include provisions where our counterparty has the ability to draw amounts from Ambac as the funds are needed, subject to certain limitations. For certain structured finance transactions, the counterparty may be required to reimburse Ambac for break costs resulting from early withdrawals (i.e. hedge termination fees and/or legal professional fees). The remaining portfolio of investment agreements approximating $2.8 billion relate to either scheduled or contingent draw investment agreements. Contingent draw investment agreements will only permit a draw in the event that well-defined, observable events have occurred, primarily credit events.

Credit Ratings and Collateral. Downgrades in Ambac Assurance’s triple-A financial strength rating would adversely affect Ambac’s ability to compete for business. Credit ratings are an important component of a financial institutions’ ability to compete in the financial guarantee, derivative, investment agreement and structured transaction markets. In the event that Ambac Assurance is downgraded, Ambac may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract, for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $8.4 million

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

under these contracts at September 30, 2006. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $177.9 million under these contracts at September 30, 2006. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps and Ambac Credit Products enters into credit derivative contracts. All of our total return swaps and a portion of our credit derivatives have collateral support agreements. In addition, a downgrade of our financial strength rating below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. At September 30, 2006, Ambac has not pledged collateral under any of its credit derivative or total return swap contracts.

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

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the nine months ended September 30, 2006 and 2005, Ambac Assurance incurred fees related to these perpetual put options of $2.6 million and $4.0 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

Balance Sheet. Total assets as of September 30, 2006 were $21.01 billion, up 6% compared to total assets of $19.73 billion at December 31, 2005. The increase was primarily due to cash generated from operations during the period. As of September 30, 2006, stockholders’ equity was $6.01 billion, a 12% increase from year-end 2005 stockholders’ equity of $5.37 billion. The increase stemmed primarily from net income during the period.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2006 and December 31, 2005 were as follows:

(Dollars in millions)	September 30, 2006		December 31, 2005
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$7,667.2	$7,913.9	$6,649.8	$6,896.4
Corporate obligations	686.3	716.7	525.6	556.2
Foreign obligations	251.1	255.2	203.4	206.7
U.S. government obligations	180.5	178.0	184.5	184.5
U.S. agency obligations	755.6	790.5	902.2	946.4
Mortgage and asset-backed securities	6,985.7	7,001.2	6,315.6	6,333.8
Short-term	277.8	277.8	472.0	472.0
Other	98.4	99.5	13.5	14.2

	16,902.6	17,232.8	15,266.6	15,610.2

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	381.6	375.3	378.5	371.2

Total	$17,284.2	$17,608.1	$15,645.1	$15,981.4

The following table represents the fair value of mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at September 30, 2006 and December 31, 2005 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2006:

Government National Mortgage Association	$8.7	$2.0	$—	$10.7
Federal National Mortgage Association	665.2	208.2	—	873.4
Federal Home Loan Mortgage Corporation	264.2	268.7	—	532.9
Vendee Mortgage Trust	—	—	—	—

Total	$938.1	$478.9	$—	$1,417.0

December 31, 2005:
Government National Mortgage Association	$11.1	$5.0	$—	$16.1
Federal National Mortgage Association	758.2	290.3	—	1,048.5
Federal Home Loan Mortgage Corporation	299.0	309.7	—	608.7
Vendee Mortgage Trust	—	2.0	—	2.0

Total	$1,068.3	$607.0	$—	$1,675.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2006 and December 31, 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

(Dollars in millions)	September 30, 2006		December 31, 2005
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$—	$—	$1,123.4	$9.8
7 - 12 months	308.4	1.1	212.5	4.0
Greater than 12 months	1,251.3	15.0	278.7	7.7

	1,559.7	16.1	1,614.6	21.5

Corporate obligations in continuous unrealized loss for:
0 – 6 months	58.1	0.4	23.2	1.0
7 – 12 months	9.6	—	1.5	—
Greater than 12 months	51.1	0.6	51.1	0.7

	118.8	1.0	75.8	1.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	88.2	0.6	46.7	0.9
7 – 12 months	42.8	0.5	5.5	0.3
Greater than 12 months	43.1	1.2	14.2	1.6

	174.1	2.3	66.4	2.8

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	3.8	0.1	131.8	0.9
7 – 12 months	63.4	1.6	7.4	0.1
Greater than 12 months	66.1	1.1	17.4	0.1

	133.3	2.8	156.6	1.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	—	—	296.5	4.5
7 – 12 months	206.6	1.2	16.6	0.3
Greater than 12 months	205.0	4.9	23.0	1.0

	411.6	6.1	336.1	5.8

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,162.4	1.8	1,091.1	9.6
7 - 12 months	417.1	2.2	411.6	3.4
Greater than 12 months	1,344.9	27.6	885.8	19.1

	2,924.4	31.6	2,388.5	32.1

Other in continuous unrealized loss for:
0 – 6 months	0.2	—	0.3	—
7 - 12 months	—	—	—	—
Greater than 12 months	0.2	—	0.5	0.1

	0.4	—	0.8	0.1

Total	$5,322.3	$59.9	$4,638.8	$65.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management has determined that the unrealized losses in fixed income securities at September 30, 2006 are primarily attributable to the current interest rate environment and that these unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $5,322.3 million that were in a gross unrealized loss position at September 30, 2006, below investment grade securities and non-rated securities had a fair value of $0.4 million and an unrealized loss of $0.02 million. Of the $4,638.8 million that were in a gross unrealized loss position at December 31, 2005, below investment grade securities and non-rated securities had a fair value of $19.8 million and an unrealized loss of $1.0 million.

There were impairment write-downs of $0 and $0.1 million during the three and nine months ended September 30, 2006 and $0.7 million during the three and nine months ended September 30, 2005. The net realized investment gains were primarily the result of the NCFE impairment recoveries received in the nine months ended September 30, 2006 and 2005. Other net realized investment gains in the nine months ended September 30, 2006 and 2005 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the Financial Guarantee investment portfolio, at fair values of $10.03 billion and $9.30 billion at September 30, 2006 and December 31, 2005, respectively, and the Financial Services investment portfolio, at fair values of $7.48 billion and $6.62 billion at September 30, 2006 and December 31, 2005, respectively:

Rating (1) :

September 30, 2006:	Financial Guarantee	Financial Services	Combined
AAA	83%	91%	86%
AA	15	3	10
A	1	5	3
BBB	<1	1	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2005:
AAA	85%	91%	88%
AA	14	3	9
A	1	4	2
BBB	<1	2	1
Below investment grade	—	<1	<1
Not Rated	<1	<1	<1

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. At September 30, 2006, securities with a total carrying value of $781.2 million representing 4% of the investment portfolio with a weighted-average underlying rating of BBB- was insured by Ambac. In determining this BBB- rating, approximately $98.4 million of the securities were assigned internal ratings by Ambac. As discussed in Item 1B in Ambac’s 2005 Form 10-K, the SEC sent written comments in 2005 regarding the proper accounting treatment for Ambac insured securities. On November 1, 2006, Ambac received correspondence from the SEC staff which referenced the FASB project on revenue recognition, claim liability recognition and related issues specifically for non-derivative financial guarantee contracts. The SEC staff noted that due to the ongoing FASB standard setting process, they have decided to defer further consideration of this issue as it relates to Ambac until the completion of that project.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $628.8 million and $708.1 million during the nine months ended September 30, 2006 and 2005, respectively. These cash flows were primarily provided by Financial Guarantee operations.

Net cash provided by (used in) financing activities was $468.9 million and ($160.1) million during the nine months ended September 30, 2006 and 2005, respectively. Financing activities for the nine months ended September 30, 2006 included $542.3 million in net investment and payment agreements issued (net of investment and payment agreement draws), proceeds from the issuance of long-term debt associated with VIEs of $100.0 million and securities sold under agreements to repurchase of $57.0 million, partially offset by payments for redemption of long-term debt of $173.2 million. Financing activities for the nine months ended September 30, 2005 included purchases of treasury shares $306.8 million, partially offset by $171.9 million in net investment agreement draws paid (net of investment and payment agreements issued). Financing activities for the nine months ended September 30, 2005 also included the redemption of long-term debt associated with VIEs of $105.5 million, partially offset by proceeds from the issuance of long-term debt associated with VIEs of $100.0 million.

Net cash used in investing activities was $1,083.8 million during the nine months ended September 30, 2006, of which $4,036.9 million was used to purchase bonds, partially offset by the proceeds from sales and maturities of bonds of $2,293.9 million. For the nine months ended September 30, 2005, $539.5 million was used in investing activities, of which $4,057.5 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $2,820.7 million.

Net cash provided by operating, investing and financing activities was $13.9 million and $8.5 million during the nine months ended September 30, 2006 and 2005, respectively.

Material Commitments. The following table includes aggregated information about contractual obligations for Ambac, excluding those of entities consolidated under the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). For a further discussion of FIN 46, see Note 5 “Special Purpose Entities and Variable Interest Entities”. These contractual obligations impact Ambac’s and its subsidiaries short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

contractual obligation, including claim payments, principal and interest payments of Ambac’s consolidated long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

(Dollars in millions)	Contractual Obligations by Year
	Remaining 2006	2007	2008	2009	2010	Thereafter
Long-term debt obligations (1)	$217.1	$65.0	$65.0	$65.0	$65.0	$3,715.4
Investment agreement obligations(1)	217.2	1,685.7	1,790.2	770.2	704.2	4,473.8
Payment agreement obligations(1)	8.2	71.9	78.6	67.3	65.9	1,202.2
Operating lease obligations	2.1	8.5	8.6	8.9	9.4	80.6
Purchase obligations (2)	1.7	3.2	1.9	—	—	—
Post retirement benefits (3)	0.2	1.0	1.0	1.0	1.0	5.2
Other long-term liabilities (4)	73.9	9.8	0.5	3.8	5.0	172.2

Total.	$520.4	$1,845.1	$1,945.8	$916.2	$850.5	$9,649.4

(1)	Includes principal of and interest on obligations using current rates for floating rate obligations, long-term debentures adjusted for redemption in October 2006 of $200 million, 7% debentures.
(2)	Purchase obligations includes various technology related maintenance agreements, rating agency fees and other outside services.
(3)	Amount primarily represents benefit payments on postretirement benefit plans for the next 10 years. Contributions to the pension plan are not included as Ambac’s Board of Directors has deemed to freeze and terminate the plan on December 31, 2006.
(4)	Amount represents expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.

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

All financial guarantees and structured credit derivatives issued are subject to a formal credit underwriting process. Various factors affecting the creditworthiness of the underlying obligation are evaluated during the underwriting process. Senior credit personnel approve all transactions prior to issuing a financial guarantee. Subsequent to the issuance of a financial guarantee, credit personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit risk relating to derivative positions (other than

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

structured credit derivatives) primarily concern counterparty default. The majority of these counterparties are clients of the financial guarantee business which have been subject to our formal underwriting process upon the issuance of a financial guarantee. The counterparty creditworthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $282.8 million from its reinsurers as of September 30, 2006. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac Assurance’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	September 30, 2006	December 31, 2005
AAA	$20.5	$19.2
AA	26.5	21.1
A	—	2.3
Not rated	—	1.6

Total	$47.0	$44.2

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

Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.6 million at September 30, 2006 as compared to $0.7 million at December 31, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive daily analysis of projected cash flows. Additionally, the financial guarantee business maintains a minimum level of cash and short-term investments at all times. The investment agreement business manages liquidity risk by matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the dates swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Operational Risk. Operational risk relates to the potential for loss caused by a breakdown in information, communication and settlement systems. Ambac mitigates operational risk by maintaining and testing critical systems (and their system backup) and performing ongoing control procedures to monitor transactions and positions, maintain documentation, confirm transactions and ensure compliance with regulations.

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

Legal Risk. Legal risks attendant to Ambac’s businesses include uncertainty with respect to the enforceability of the obligations insured by Ambac Assurance and the security for such obligations, as well as uncertainty with respect to the enforceability of the obligations of Ambac’s counterparties, including contractual provisions intended to reduce exposure by providing for the offsetting or netting of mutual obligations. Ambac seeks to remove or minimize such uncertainties through continuous consultation with internal and external legal advisers to analyze and understand the nature of legal risk, to improve documentation and to strengthen transaction structure.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Items 1, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac, at its October 2006 meeting, increased the number of shares available under Ambac’s Share Repurchase Program by six million shares. This increases the total number of shares to be repurchased up to 24,000,000 shares of Ambac Financial Group’s Common Stock. Ambac Financial Group will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac Financial Group’s repurchase program during the third quarter of 2006 and shares available at September 30, 2006:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2006	—	$—	—	3,971,874
August 2006	281,898	$82.93	281,898	3,689,976
September 2006	785	$83.56	785	3,689,191

Third quarter 2006	282,683	$82.93	282,683	3,689,191

(1)	All shares repurchased were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors which included the repurchase of 282,683 shares during the third quarter of 2006 for settling awards under Ambac’s long-term incentive plans.

From October 1, 2006 through November 3, 2006, Ambac has repurchased 100,000 shares of its Common Stock under its stock repurchase program.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.38	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 24, 2006.

10.39	Ambac Financial Group, Inc. 1997 Director’s Equity Plan, amended as of October 24, 2006.

10.40	Form of Restricted Stock Unit Award.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

PART II - OTHER INFORMATION (Continued)

99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006 and 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: November 8, 2006	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.38	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 24, 2006.

10.39	Ambac Financial Group, Inc. 1997 Director’s Equity Plan, amended as of October 24, 2006.

10.40	Form of Restricted Stock Unit Award.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.11	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2006 and December 31, 2005 and for the periods ended September 30, 2006 and 2005.