Form 10-K
period 2006-12-31
AMBAC FINANCIAL GROUP INC
filed 2007-03-01
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated Filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2006 was $8,635,586,450 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $81.98). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of February 22, 2007, 102,358,610 shares of Common Stock, par value $0.01 per share, (net of 6,834,486 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of Ambac Financial Group, Inc.’s Proxy Statement for its 2007 Annual Meeting of Stockholders scheduled to be held on May 8, 2007 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

Part I

Item 1. Business.

INTRODUCTION

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac was incorporated on April 29, 1991. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services. Ambac provides financial guarantees for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Ambac Assurance is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. Through its financial services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business.

Ambac Assurance has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s”), in 1987, Standard & Poor’s Ratings Services (“S&P”), in 1979, and Fitch, Inc. (“Fitch”), in 1994. These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and any reduction in these ratings could have a material adverse affect on Ambac Assurance’s ability to compete in the financial guarantee business. See “Rating Agencies” section below for further information.

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay dividends on its capital stock, to pay principal and interest on its indebtedness, to pay its operating expenses, to purchase its common stock in the open market and to make capital investments in its subsidiaries. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis—Liquidity and Capital Resources” located in Part II, Item 7 for further information.

Ambac’s internet address is www.ambac.com. We make available free of charge, or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirements or other criteria of rating agencies; (8) changes in accounting principles or practices that may impact Ambac’s reported financial results; (9) the amount of reserves established for losses and loss expenses; (10) default of one or more of Ambac Assurance’s reinsurers; (11) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac; (12) prepayment speeds on insured asset-backed securities and other factors that may influence the amount of installment premiums paid to Ambac Assurance; and (13) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

Financial guarantee represented 74%, 79% and 83% of total revenues for 2006, 2005 and 2004, respectively. The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a fixed income obligation against non-payment of principal and interest when due. Essentially, Ambac Assurance or Ambac Assurance UK makes payments if the obligor responsible for making payments fails to do so. Ambac Assurance and its subsidiaries serve the global capital markets by providing financial guarantee insurance for public finance and structured finance obligations. Total net premiums earned and other credit enhancement fees from external customers, by geographic location of risk is located in Part II, Item 8 under Note 19 of Notes to Consolidated Financial Statements. Both issuers and investors benefit from financial guarantee insurance. Issuers benefit when the insurance has the effect of lowering their cost of borrowing because the insurance premium is less than the value of the spread between the yield on the insured obligation (carrying the credit rating of Ambac Assurance) and the yield of the uninsured obligation. Financial guarantee insurance also increases the marketability of obligations issued by infrequent or unknown issuers or in connection with complex financings. Investors benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying obligor and added protection against a potential loss in the event that the obligor defaults on its obligation.

In certain floating rate insured transactions, the issuer of insured securities is party to an interest rate swap that hedges their risk to interest rates effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the issuer’s obligations under both the insured securities and the derivative contract.

As an alternative to financial guarantee insurance, credit protection relating to a particular pool of assets, security or issuer can be provided through a credit derivative. Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in credit derivative form. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is required to either (i) make payments for the difference between the scheduled debt service payment due and the actual payment made by the issuer, (ii) make a payment equivalent to the difference between the par value and market value of the underlying obligation or (iii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to senior tranches of structured finance transactions. Credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about credit derivatives.

Ambac Assurance and its subsidiaries also guarantee or provide credit protection on obligations already carrying insurance from other financial guarantors, with Ambac Assurance generally obligated to pay only upon a default by both the underlying obligor and the original financial guarantor.

In addition to the guarantees on fixed income obligations described above, Ambac Assurance, from time to time, enters into transactions that expose the company to risks which may not be correlated to credit risk, for example weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac underwrites such risks so that a substantial level of first loss protection would have to be exhausted before Ambac would become liable in respect of such risks. Additionally, Ambac underwrites such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 19 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Pricing:

Ambac Assurance determines premium rates on the basis of the type of transaction and its assessment of the risk it is guaranteeing. Factors considered in pricing include underlying credit ratings, term to maturity, structure of the issue and credit and market factors including security features and other credit enhancement features. Additionally, the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed issue is considered in the pricing process as well as the cost and the projected return to Ambac Assurance.

Overall, the business environment has become more competitive with increased competition from bank funding, the uninsured market, senior/subordinate securitizations, other providers of credit derivatives and other triple-A rated financial guarantors. This increased competition has had an adverse impact on pricing, however this competition and credit trends such as the ones we are now experiencing are a normal part of Ambac Assurance’s business. See “Competition” section below for further information.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market.

U. S. Public Finance Market

The U.S. public finance market includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. Although Ambac Assurance guarantees the full range of Public Finance obligations, Ambac Assurance concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these transactions include toll road financings, stadium financings, student housing and military housing. The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
1997	160.3	60.2	220.5	27.3	107.5	48.8
1998	204.7	82.0	286.7	28.6	145.5	50.7
1999	189.3	38.3	227.6	16.8	105.6	46.4
2000	181.3	19.5	200.8	9.7	79.3	39.5
2001	223.5	64.7	288.2	22.4	134.4	46.6
2002	266.7	92.1	358.8	25.7	178.9	49.9
2003	288.7	95.0	383.7	24.8	190.7	49.7
2004	271.7	88.4	360.1	24.5	192.7	53.5
2005	277.6	130.7	408.3	32.0	233.0	57.1
2006	306.3	77.1	383.4	20.1	184.8	48.2

Source:	Amounts are reported by The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers’ new money requirements. Volume since 2002 has exceeded historical levels as a result of the low interest rate environment and considerable infrastructure finance needs. Insured volume as a percentage of total volume (“insured penetration”) during 2001 through 2005 increased, largely the result of budget deficits experienced by municipalities and the corresponding flight to quality by investors. In 2006, insured penetration returned to more historical levels. In the U.S. public finance market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the insured bonds.

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

Ambac Assurance guaranteed gross par of $43.1 billion, $53.8 billion and $44.6 billion in 2006, 2005 and 2004, respectively, in the U.S. public finance market. Public Finance new business guaranteed represented 35%, 43% and 38% of total gross par guaranteed for 2006, 2005 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further information.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2006:

(Dollars in Millions)	Ambac Ratings (1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$2,464	0.5%
Washington State—GO	AA	2,092	0.4%
MTA, NY, Transportation Revenue (Farebox)	A	1,724	0.3%
California Department of Water Resources, Power Supply	A	1,694	0.3%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,660	0.3%
New Jersey Turnpike Authority Revenue	A	1,380	0.3%
New Jersey Transportation Trust Fund Authority – Transportation System	A+	1,370	0.3%
New York City, NY – GO	A+	1,291	0.2%
Connecticut Housing Authority, Housing Mortgage Finance Program	AAA	1,259	0.2%
Citizens Property Insurance Corporation, FL	A-	1,213	0.2%

Total		$16,147	3.0%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

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

Structured finance obligations include the securitization of a variety of asset types such as mortgages, home equity loans, auto loans, student loans, credit card debt, leases, operating assets and pooled debt obligations originated in the United States (“Structured Finance”). Included within the operating asset sector are securitizations of aircraft, rental car, shipping container and rail cars fleets, as well as film rights, franchise fees, pharmaceutical royalties, and intellectual property. Exposures to Enhanced Equipment Trust Certificates, included in operating assets, were $1.5 billion at December 31, 2006. Enhanced Equipment Trust Certificates are secured financings used by the airline industry to finance aircraft. The financings are tranched to create a priority of interests in the aircraft collateral.

Structured finance includes credit enhancement for asset-backed commercial paper conduits (“conduits”). Conduits are used by issuers to efficiently fund assets in the commercial paper market. Typically sponsored by financial institutions, the conduits usually purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. The typical conduit structure provides Ambac with significant credit protection prior to a claim on Ambac’s insurance policy. A conduit requires program-wide credit enhancement as one of several elements needed to support the conduit’s credit rating for the structure, of which Ambac provides a senior portion.

Structured finance also includes the credit enhancement of pooled debt obligations. These transactions involve the securitization of a diverse portfolio of corporate bonds and loan obligations and asset-backed securities (the “Securitized Assets”). The transaction structure provides certain financial protection to Ambac Assurance. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses. A subordinated layer of losses is either retained by the seller or sold off in the form of equity and mezzanine debt to other investors. In the case of excess spread, the Securitized Assets generate cash flow in the form of interest that is in excess of the interest payments on the related debt.

Unlike the public finance market in which a substantial portion of the deals is bid competitively by the financial guarantors, the structured and asset-backed market is often a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure once having been awarded the business. Ambac participates in these markets through the issuance of financial guarantee insurance policies and credit default swaps.

The U.S. structured finance and asset-backed market in which Ambac Assurance provides financial guarantees is broad and varied, comprising public issues, private placements and bank loans. The increasing array of classes of assets securitized or guaranteed, and the ongoing rapid changes to the market, makes estimating the aggregate size of the market that we participate in difficult.

Premiums for structured finance and asset-backed policies are typically based on a percentage of principal insured. Structured finance and asset-backed premiums can be collected in a single payment at policy inception date or collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets.

Ambac Assurance guaranteed gross par of $62.4 billion, $58.8 billion and $53.4 billion in 2006, 2005 and 2004, respectively, in the U.S. structured finance and asset-backed market. U. S. Structured Finance and asset-backed new business guaranteed represents 50%, 47% and 45% of total gross par guaranteed for 2006, 2005 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest Structured Finance and asset-backed transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2006:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Private Structured Finance Pool	AA +	$2,026	0.4%
Capital One Auto Finance Trust, 2006-A	BBB	1,995	0.4%
Iowa Student Loan Liquidity Corporation Revenue Bonds	A	1,900	0.4%
Private Structured Finance Pool	AAA	1,875	0.4%
Michigan Higher Education Student Loan Authority	AA	1,782	0.3%
Hertz Vehicle Financing, LLC	BBB	1,744	0.3%
Private Structured Finance Pool	AAA	1,676	0.3%
Private Structured Finance Pool	AAA	1,570	0.3%
Vermont Student Assistance Corporation Revenue Bonds	A	1,531	0.3%
Private Structured Finance Pool	AAA	1,524	0.3%

Total		$17,623	3.4%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

International Finance Market

Outside of the United States, structured finance and asset-backed issuers, utilities, sub-sovereigns, banks and investors have used financial guarantee products, particularly in markets throughout

Western Europe. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting sponsors to secure long term financing and investors in such projects to seek the security of financial guarantee products. These privatization efforts are currently being initiated in most other European countries and Australia as well.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied as a result of the relative sophistication of the local capital markets, level of bank disintermediation and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance UK Limited, insures a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, pooled debt obligations, utility obligations, whole company securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations.

Ambac Assurance’s strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on future flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and pooled debt obligations.

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

Ambac Assurance is party to an alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”), one of the largest property and casualty insurance companies in Japan. Although the development of the Japanese securitization market has been slow, we believe that this alliance is competitively positioned for future growth.

European securitization issuance achieved record levels in 2006. This was driven by strong economic growth, improved employment and continued housing market strength. The residential mortgage-backed, collateralized debt obligations and commercial mortgage-backed sectors represented more than 85% and 71% of total issuance in 2006 and 2005, respectively. Tight credit spreads during 2006 continued to impact the volume available for insurance by Ambac. Accordingly, while active in other sectors, Ambac did not underwrite any mortgage-backed transactions in 2006. The following table sets forth the volume of new issues European securitizations:

(€ in Billions)	Total Volume
2000	78.2
2001	152.6
2002	157.7
2003	217.3
2004	243.5
2005	327.0
2006	458.9

Source: Amounts are reported by the ESF Securitization Data Report

Premiums for international finance policies are generally based on a percentage of principal insured. The timing of the collection of international finance premiums varies among individual transactions; some are collected in a single payment at policy inception date and others are collected periodically (e.g., monthly, quarterly or annually).

Ambac Assurance guaranteed gross par of $19.0 billion, $12.7 billion and $20.1 billion in 2006, 2005 and 2004, respectively, in the international market. International Finance new business guaranteed represented 15%, 10% and 17% of total gross par guaranteed for 2006, 2005 and 2004, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2006:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Synthetic CDO-IG Corporate Pool	AAA	$2,695	0.5%
Mitchells & Butlers Finance plc-UK Pub Securitisation	A +	2,547	0.5%
Telereal Securitisation plc	AA –	2,087	0.4%
Synthetic CDO-IG Corporate Pool	AAA	1,781	0.3%
Synthetic CDO-IG Corporate Pool	AAA	1,577	0.3%
RMAC Mortgage Services Limited 2004-NSP2	A –	1,186	0.2%
Synthetic RMBS	AAA	1,143	0.2%
Synthetic RMBS	AAA	1,141	0.2%
Punch Taverns Finance plc-UK Pub Securitisation	A	1,123	0.2%
Synthetic RMBS	AAA	1,069	0.2%

Total		$16,349	3.0%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Risk Management

Ambac has a Portfolio Risk Management Committee (“PRMC”) which has established various procedures and controls to monitor and manage credit risk. The PRMC consists of senior risk management professionals and senior management of Ambac. Its purview is enterprise-wide and its focus is on credit risk limits and measurement, concentration and correlation of risk and the attribution of economic and regulatory capital in a portfolio context.

Ambac has a Transaction Standards Committee which evaluates the suitability of transactions and products for Ambac participation with particular emphasis on potential legal, accounting, regulatory and/or reputation risks.

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur and it is Ambac Assurance’s policy to provide for loss reserves on non-derivative insurance policies that are adequate to cover probable and estimable losses. For derivative insurance policies and structured credit derivatives, changes in fair value are reflected currently in net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 7 of Notes to Consolidated Financial Statements, located in Part II, Items 7 and 8, respectively, for further information.

The underwriting process involves review of structural, legal, political and credit issues, including compliance with current Ambac Assurance underwriting standards. These standards are reviewed periodically by management. Additionally, the underwriting process often entails on-site due diligence covering the parties to the transaction, such as the issuer, originator, servicer or manager.

The decision to guarantee an issue is based upon such credit factors as the issuer’s ability to repay the bonds, the bond’s security features and structure, rather than upon an actuarial prediction of the likelihood that the issuer will default on the underlying debt obligation.

Members of Ambac Assurance’s underwriting staff review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and a credit officer. The number of additional approvals required for a particular credit depends in part on Ambac Assurance’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process. Ambac Assurance has three established credit committees comprised of senior credit officers, credit and market risk managers and attorneys. All large, complex or new types of credits recommended by the underwriting group must be formally presented to the credit committee for approval. For certain issues, the primary analyst’s recommendation must be approved by a concurring analyst and credit officer and need not be formally presented to the credit committee for approval.

Ambac Assurance assigns internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters similar to those used by rating agencies.

Public Finance Underwriting:

In addition to general underwriting standards, asset classes, and bond types within those asset classes, have more specific underwriting criteria. For example, the critical risk factors for public finance credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond’s maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

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

Geographically, the international markets that Ambac Assurance focuses on have been the United Kingdom, continental Europe, Australia, Japan and certain emerging market countries. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been pooled debt obligations, utilities, mortgage and asset-backed securities, special revenue and infrastructure obligations, whole business securitizations and future flow transactions. Management believes that the risk associated with its international book of business is similar to its U.S. book of business. In fact, international pooled debt obligations may include significant components of U.S. exposure.

Surveillance and Remediation:

The Surveillance Group is responsible for monitoring outstanding financial guarantee exposures, including credit derivatives. The group’s monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables Ambac Assurance’s Surveillance Group to track single credit migration and industry credit trends. Surveillance analysts also monitor the financial guarantee portfolio for concentrations of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue.

Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon each bond type’s inherent risk profile. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate classifications, ratings and review periods. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. In some cases, the Surveillance Group will engage attorneys and other outside consultants with appropriate expertise in the targeted loss mitigation strategy to assist management in examining the underlying collateral or providing industry specific advice. Those credits that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team and reported to management and Ambac’s Board of Directors by preparation of an adversely classified credit listing. Relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification, is reviewed with senior management in regular adversely classified credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also review the credits underlying Ambac Assurance’s financial guarantees and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Surveillance for collateral dependent transactions focuses on review of the asset and servicer performance as well as transaction cash flows. In connection with our financial guarantee, Ambac will receive periodic reporting from the issuer, servicer (if applicable) and the trustee to assist in this review.

Ambac Assurance manages servicer execution risk for its structured finance exposures in several ways. In connection with the initial decision to guarantee, Ambac Assurance analyzes the capitalization and credit quality, the experience and financial strength of the servicer of the underlying assets. Thereafter, Ambac Assurance monitors the performance of transaction servicers through a combination of (i) on-site servicer reviews; (ii) annual compliance certificates received from servicer management; (iii) independent rating agency information and (iv) a review of servicer financial information. On-site servicer reviews typically include a review of the collection, default management and quality control processes. Where appropriate, a third-party, such as an independent audit firm, may perform the review. In addition, Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

A significant portion of Ambac Assurance’s structured finance exposures relates to the mortgage-backed and home equity loan market and as such, Ambac Assurance seeks to work with high quality, well-capitalized issuers and servicers. The issuers typically originate or purchase residential mortgages, home equity loans or home equity lines of credit, which are in turn bundled into pools which are sold by the issuers in the form of asset-backed securities. The servicer administers the underlying loans in the pools and may or may not be affiliated with the loans’ originators or the issuer.

The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

($ in Millions)	Asset Class	Net Par Outstanding
Servicer:
Countrywide Home Loans.	Mortgage-backed	$16,184
Nelnet	Student loans	4,588
PHEAA	Student loans	4,386
RFC—Homecomings Financial	Mortgage-backed	4,355
Chevy Chase Bank, F.S.B.	Mortgage-backed	3,439

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimated that the average life of its guarantees on par in force at December 31, 2006 is 13 years. The 13 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2006, the total net par amount of guaranteed bonds outstanding was $519.0 billion. See Note 16 of Notes to Consolidated Financial Statements, located in Part II, Item 8 for further information.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2006.

Guaranteed Portfolio by Bond Type

as of December 31, 2006 (1)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Public Finance:
Lease and tax-backed revenue	$89,042	17%
General obligation	62,834	12
Utility revenue	38,313	8
Health care revenue	27,849	6
Transportation revenue	24,979	5
Higher education	22,068	4
Housing revenue	10,996	2
Other	6,181	1

Total Public Finance	282,262	55

Structured Finance:
Mortgage-backed and home equity	46,239	9
Pooled debt obligations	40,568	8
Asset-backed and conduits	34,815	7
Student loan	18,404	3
Investor-owned utilities	17,345	3
Other	5,212	1

Total Structured Finance	162,583	31

Total Domestic	444,845	86

International Finance (2):
Pooled debt obligations	19,978	4
Asset-backed and conduits	17,863	4
Mortgage-backed and home equity	11,951	2
Investor-owned and public utilities	10,531	2
Sovereign/sub-sovereign	6,344	1
Transportation	6,303	1
Other	1,228	—

Total International Finance	74,198	14

Grand Total	$519,043	100%

(1)	Includes $55,460 of credit derivatives.
(2)	International Finance transactions includes significant components of domestic exposure.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million. However, U.S. structured finance and international finance transactions generally involve larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2006, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2006

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding		% of Total Net Par Amount Outstanding
			($ in Millions	)
Less than $10 million	8,590	52%	$31,033		6%
$10-25 million	3,332	20	41,124		8
$25-50 million	1,723	11	48,744		9
Greater than $50 million	2,777	17	398,142		77

	16,422	100%	$519,043		100%

Geographic Area

Ambac Assurance and its subsidiary, Ambac UK, are licensed to write business in the U.S. and abroad. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2006:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)

Domestic:
California	$54,829	11%
New York	34,232	6
Florida	24,225	5
Texas	18,837	4
Pennsylvania	13,973	3
New Jersey	13,445	2
Illinois	12,898	2
Massachusetts	10,231	2
Ohio	8,630	2
Colorado	7,635	1
Mortgage and asset-backed	81,054	16
Other states	164,856	32

Total Domestic	444,845	86

International:
United Kingdom	27,253	5
Australia	6,126	1
Germany	5,852	1
Japan	4,391	1
Italy	2,167	—
Internationally diversified	19,180	4
Other international	9,229	2

Total International	74,198	14

Grand Total	$519,043	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified is primarily made up of pooled debt obligations which include significant components of domestic exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2006:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts in Millions)
U.S. Dollars	463,172	$463,172
British Pounds	12,558	24,583
Euros	17,298	22,826
Australian Dollars	7,266	5,732
Japanese Yen	187,145	1,572
Other	1,863	1,158

Total		$519,043

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. The highest single insured risk represented 0.5% of the aggregate net par outstanding at December 31, 2006. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See “Insurance Regulatory Matters” and “Rating Agencies,” sections.

Competition

The financial guarantee business is highly competitive. Ambac Assurance faces competition from both other financial guarantors and alternative forms of credit enhancement. Accordingly, each transaction Ambac proposes to guarantee may compete against an alternative execution, e.g. credit derivatives, letters of credit or structures that do not employ third-party credit enhancement, including senior/subordinated structures. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, or if the issuer is unwilling to accept the insurer’s terms and conditions for insurance, the issuer will generally choose to issue bonds without credit enhancement. Credit spreads are a significant factor in the issuer’s determination of whether or not to seek credit enhancement. Credit spreads represent the difference in interest cost for issuers between their projected or actual borrowing rate compared to a benchmark rate (such as U.S. Treasuries). As an issuer’s credit rating rises or as credit spreads become compressed (e.g. due to increased amounts of investment capital in the markets), the likelihood that the issuer will choose to issue bonds without credit enhancement increases.

The overall business environment has become more competitive, with increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors. This increased competition has had an adverse impact on pricing; however this competition and credit trends such as the ones we are currently experiencing are a normal part of Ambac Assurance’s business.

Ambac Assurance’s principal competitors in the market for financial guarantees are three other triple-A financial strength rated monoline insurance companies, Financial Guaranty Insurance Company (“FGIC”), Financial Security Assurance Inc. (“FSA Guarantee”) and MBIA Insurance Corporation (“MBIA”). Security Capital Assurance Ltd (“SCA”), Assured Guaranty and CIFG, are also triple-A financial strength rated insurance companies, and while generally not strong competitors in the broad market, they have been strong in certain sectors of the market. In addition, banks, smaller and lower rated financial guarantee insurance companies, multiline insurers and reinsurers represent additional participants in the market.

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

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain triple-A financial strength ratings by the rating agencies. These capital requirements may deter other companies from entering the market. However, there can be no assurance that these capital requirements will deter potential competitors from entering the business. In addition to sufficient capital the rating agencies have increasingly focused on the viability of the business model of potential entrants. Additionally, the market may increasingly accept guarantees by double–A or lower rated insurers, who have less stringent capital requirements. Under New York law, a monoline financial guarantee insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

We also face intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively in our business will depend upon our ability to attract employees and retain and motivate our existing employees.

Reinsurance

Ambac Assurance uses reinsurance to diversify risk, increase underwriting capacity, manage capital needs, stabilize shareholder returns and strengthen financial ratios. Ambac Assurance has treaty and facultative reinsurance agreements with reinsurers that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s current reinsurance program includes a surplus share treaty that allows Ambac Assurance to secure reinsurance on most insured transactions. Treaties provide coverage for the full term of the policies reinsured during the annual treaty period. Additionally, Ambac Assurance utilizes facultative reinsurance arrangements, when needed, for large transactions or if reinsurance is needed beyond capacity provided by the surplus share treaty. For both the treaty and facultative reinsurance agreements, upon the financial deterioration of the reinsurer and the occurrence of certain other events, Ambac Assurance has the right to recapture the business reinsured. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. The largest reinsurer accounted for 1.8% of gross par outstanding at December 31, 2006.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2006:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2006

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ In Millions)
Public Finance:
Lease and tax-backed revenue.	$6,132	6.4%
General obligation	2,276	3.5
Utility revenue	2,907	7.1
Health care revenue	6,440	18.8
Transportation revenue	2,846	10.2
Higher education	1,344	5.7
Housing revenue	367	3.2
Other	173	2.7

Total Public Finance	22,485	7.4

Structured Finance:
Mortgage-backed and home equity	2,109	4.4
Pooled debt obligations	518	1.3
Asset-backed and conduits	5,058	12.7
Student loan	990	5.1
Investor-owned utilities	2,846	14.1
Other	1,734	25.0

Total Structured Finance	13,255	7.5

Total Domestic	35,740	7.4

International Finance:
Pooled debt obligations	644	3.1
Asset-backed and conduits	3,090	14.7
Mortgage-backed and home equity	260	2.1
Investor-owned and public utilities	4,856	31.6
Sovereign/sub-sovereign	1,932	23.3
Transportation	1,475	19.0
Other	538	30.5

Total International Finance	12,795	14.7

Grand Total	$48,535	8.6%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. For the purposes of determining the financial strength of Ambac Assurance, the rating agencies allow Ambac Assurance “credit” for reinsurance based on the reinsurer’s financial strength ratings. For Ambac Assurance, rated AAA by S&P, 100% credit is allowed for AAA reinsurance and 65% to 70% credit is allowed for AA reinsurance. Ambac Assurance’s current primary reinsurers are Assured Guaranty Corporation, Blue Point Re Ltd., FSA Guarantee, MBIA, Radian Asset Assurance Inc., Ram Reinsurance Company, Ltd., Swiss Reinsurance Company and Sompo Japan. See financial strength ratings of reinsurers located in the Risk Management section of Quantitative and Qualitative Disclosures about Market Risk located in Part II, Item 7A.

Rating Agencies

Moody’s, S&P, and Fitch periodically review Ambac Assurance’s business and financial condition, focusing on underwriting policies and procedures and the quality of the obligations insured. The rating agencies generally publish their ratings and supporting analyses. Each rating agency performs periodic assessments of the credits insured by Ambac Assurance, as well as the reinsurers and other providers of capital support to Ambac Assurance, to confirm that Ambac Assurance continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain Ambac Assurance’s triple-A rating. Ambac Assurance’s ability to compete with other triple-A rated financial guarantors, and its results of operations and financial condition, would be materially adversely affected by any reduction in its ratings.

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

Ambac Assurance’s ratings have been periodically affirmed by each of the rating agencies and have never been revised downward or put on credit watch or review for a possible downgrade. Moody’s, S&P, and Fitch were last reaffirmed in 2006. A rating by Moody’s, S&P, or Fitch is not a “market rating” or a recommendation to buy, hold or sell any security.

Insurance Regulatory Matters

General Law

United States of America:

Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all 50 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of

Guam and the U.S. Virgin Islands. Ambac Assurance is subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”), its state of incorporation, and the insurance laws and regulations of other states in which it is licensed to transact business. These laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. They generally require financial guarantors to maintain minimum standards of business conduct and solvency, meet certain financial tests, and file certain reports with regulatory authorities, including information concerning their capital structure, ownership and financial condition. They generally require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and the payment of certain dividends and distributions. In addition, these laws and regulations require approval of certain inter-corporate transfers of assets and certain transactions between financial guarantors and their direct and indirect parents and affiliates. They generally require that all such transactions have terms no less favorable than terms that would result from transactions between parties negotiating at arm’s length. Ambac Assurance is required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and if required, each jurisdiction in which it is licensed. It is subject to single and aggregate risk limits and other statutory restrictions concerning the types and quality of investments and the filing and use of policy forms and premium rates. Additionally, Ambac Assurance’s accounts and operations are subject to periodic examination by the Office of the Commissioner of Insurance of the State of Wisconsin (the “Wisconsin Commissioner”) and other state insurance regulatory authorities. See Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

United Kingdom:

Ambac UK is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer those services in fifteen other European Union (“EU”) countries. EU legislation allows Ambac UK to conduct business pursuant to its license in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, is licensed in the United Kingdom to transact credit derivatives, as well as act as agent for Ambac Credit Products LLP and Ambac Capital Funding. Ambac Credit Products Limited is currently able to offer services via EU “passporting” in a number of other EU countries.

Ambac UK and Ambac Credit Products Limited are each subject to regulation by the FSA in the conduct of their business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA has established a capital monitoring level for Ambac UK. Breach of the monitoring level requires that

Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is fixed for the year 2007, and the FSA has indicated it intends to introduce a revised basis for calculating regulatory capital in respect of Ambac UK at the end of 2007. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. Ambac believes that Ambac Assurance and Ambac UK are in compliance with all applicable insurance laws and regulations.

Insurance Holding Company Laws

Under the Wisconsin Insurance Holding Company laws, any acquisition of control of Ambac and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws. At December 31, 2006, no stockholder owned 10% or more of Ambac common stock.

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

During 2006, 2005 and 2004, Ambac Assurance paid to Ambac cash dividends on its common stock totaling $136.0 million, $353.4 million and $103.0 million, respectively. See Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

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

Statutory Contingency Reserve

Ambac Assurance is required to establish a mandatory contingency reserve in accordance with the NAIC Accounting Practices and Procedures manual (“NAIC SAP”) and the Wisconsin Administrative Code. The mandatory contingency reserve is an additional liability established to protect policyholders against the effect of adverse economic developments or cycles or other unforeseen circumstances. Under NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed depending on the category of obligation insured. However, under the Wisconsin Administrative Code, a municipal bond insurer is required to establish a contingency reserve consisting of 50% of earned premiums on policies of municipal bond insurance. The only exemption is when another jurisdiction in which the insurer is licensed requires a larger contingency reserve than required by the Wisconsin Administrative Code. Ambac Assurance calculates contributions using both methodologies and records the higher contribution amount. Contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Under NAIC SAP, contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor’s outstanding guaranteed obligations, with notice to or approval by the insurance commissioner.

New York Financial Guarantee Insurance Law

New York’s comprehensive financial guarantee insurance law governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. Financial guarantors are also required to maintain case basis credit loss and loss expense reserves and unearned premium reserves on a basis established by the statute.

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guaranty insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2006 and 2005, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral.

Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2006 and 2005, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

The Wisconsin insurance laws and regulations governing municipal bond guarantors are similar to those in New York. The Wisconsin regulations also include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital. As of December 31, 2006 and 2005, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

Financial Services represented 25%, 21% and 17% of total revenues for 2006, 2005 and 2004, respectively. Ambac’s Financial Services segment provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps principally to clients of the financial guarantee business.

Financial services revenues are primarily derived from: (i) gross investment income; (ii) net derivative product revenues; and (iii) net realized gains and losses on sales of securities.

The principal competitive factors among providers of financial service products that Ambac offers are: (1) pricing of contracts; (2) investment returns; (3) the financial strength of the provider (including credit enhancements); (4) the ability to provide services tailored to customers’ needs; and (5) the quality of service provided to customers. With respect to each of these competitive factors, Ambac believes that it is on equal footing with its principal competitors.

Investment Agreements

The principal purpose of Ambac Capital Funding is to provide investment agreements, including repurchase agreements, primarily to issuers of asset-backed and structured finance debt and, to a lesser extent, to municipal issuers. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected cash flow requirements. Investment agreements are used by bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and is rated triple-A by virtue of Ambac Assurance’s financial guarantee policy, which guarantees its payment obligations.

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See “Management’s Discussion and Analysis—Risk Management” located in Part II, Item 7 for further information. Ambac Capital Funding is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts are used.

A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is mitigated by provisions in certain of the investment agreements that limit a counterparty’s ability to draw on the funds and provide notice periods prior to the draw of funds. See “Liquidity and Capital Resources” section located in Part II, Item 7 for a discussion on the impact of a ratings downgrade on Ambac Assurance. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Based upon management’s projections, Ambac Capital Funding maintains funds invested in cash and cash equivalents to meet short-term liquidity needs.

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

See Note 9 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Ambac Securities’ principal business is to serve as the placement agent and dealer for securities issued by Ambac Capital Funding in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and in 42 states and the District of Columbia. Self regulatory organizations such as the National Association of Securities Dealers regulate broker-dealers such as Ambac Securities. In addition, state securities and other regulators also have oversight authority over Ambac Securities. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2006, Ambac Securities had net capital, as adjusted, of approximately $0.6 million, which was $0.5 million in excess of its required net capital of $100 thousand. The net capital ratio was 0.01 to 1.

Derivative Products

The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions (through Ambac Financial Services) and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses. A portion of these municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect against certain forms of tax reform, thus mitigating its basis risk. The interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations that meet Ambac Assurance’s credit underwriting criteria.

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

Funding Conduits

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2006, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. See Notes 2 and 11 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Investments and Investment Policy

As of December 31, 2006, the consolidated investments of Ambac had an aggregate fair value of approximately $17.4 billion and an aggregate amortized cost of approximately $17.1 billion. These investments are managed internally by officers of Ambac, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and duration, and are periodically reviewed and revised as appropriate.

As of December 31, 2006, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $9.9 billion and an aggregate amortized cost of approximately $9.7 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return while preserving capital. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters—General Law,” section above.

As of December 31, 2006, the Financial Services investment portfolio had an aggregate fair value of approximately $7.5 billion and an aggregate amortized cost of approximately $7.4 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return, subject to minimum average quality rating of AA on invested assets, and to maintain cash flow that closely matches invested assets to funded liabilities to minimize interest rate and liquidity risk. For further discussion, see “Investment Agreements,” section above.

The following tables provide certain information concerning the investments of Ambac:

Summary of Investments

As of December 31,

	2006		2005		2004
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Long-term investments:
Taxable bonds	$9,323,979	5.52%	$8,447,332	4.86%	$7,768,196	3.89%
Tax-exempt bonds	7,783,460	4.53	6,658,322	4.61	6,128,653	4.75

Total long-term investments	17,107,439	5.07	15,105,654	4.75	13,896,849	4.26
Short-term investments (2)	311,759	4.50	472,034	3.74	521,226	2.16
Other	14,391	—	14,173	—	4,234	—

Total	$17,433,589	5.06%	$15,591,861	4.72%	$14,422,309	4.18%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Investments by Security Type

As of December 31,

	2006		2005		2004
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Municipal obligations (2)	$8,126,831	4.60%	$6,896,354	4.67%	$6,352,190	4.81%
Corporate securities	719,625	6.20	556,239	6.08	673,783	5.55
Foreign obligations	276,830	4.65	181,744	4.56	211,266	4.71
U.S. government obligations	174,022	4.42	184,465	4.21	125,321	4.18
U.S. agency obligations	789,394	5.20	946,430	5.06	876,242	4.76
Mortgage and asset-backed securities	7,020,737	5.51	6,340,422	4.71	5,658,047	3.44

Total long-term investments	17,107,439	5.07	15,105,654	4.75	13,896,849	4.26
Short-term investments (2)	311,759	4.50	472,034	3.74	521,226	2.16
Other	14,391	—	14,173	—	4,234	—

Total	$17,433,589	5.06%	$15,591,861	4.72%	$14,422,309	4.18%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

See Note 2 and 4 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

EMPLOYEES

As of December 31, 2006, Ambac and its subsidiaries had 359 employees. None of the employees are covered by collective bargaining agreements. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac’s disclosure control and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct that expresses the values that drive employee behavior and maintains Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com by clicking on the “Investor Relations” page followed by “Corporate Governance”. Ambac’s corporate governance guidelines and the charters for the audit and risk assessment committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

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

A downgrade of the financial strength rating of Ambac Assurance and/or Ambac Assurance UK Limited would adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Our insurance companies currently have triple A financial strength ratings from Moody’s Investors Service, Inc., Standard & Poor’s Rating Services and Fitch Inc. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

The ratings assigned by Moody’s, S&P, and Fitch to us are subject to periodic review and may be downgraded by one or more rating agencies as a result of: changes in the views of the rating agencies, adverse developments in our financial condition or results of operations due to underwriting or investment losses. Moody’s, S&P and Fitch ratings were reaffirmed in 2006.

Any downgrade in our financial strength rating, or the placement of our financial strength rating on negative credit watch, would have a material adverse effect on our competitive position and our prospects for future business opportunities. In addition, a downgrade of our financial strength ratings below specified levels would allow investment agreement and derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty, introducing liquidity risk. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases, we are permitted to post collateral or otherwise enhance our credit, prior to an actual draw on the investment agreement. Our results of operations and financial condition would be materially adversely affected by any reduction in its ratings. See Item 1 “Business—Rating Agencies” and Item 7 “Management’s Discussion and Analysis-Credit Ratings and Collateral” for further information.

A downgrade of our long term credit ratings would adversely affect our liquidity and increase our borrowing costs.

Ambac’s long term senior debt is rated “AA” by S&P and Fitch and “Aa2” by Moody’s. Our access to external sources of financing, as well as the cost of financing, is dependent on various factors and could be adversely affected by a deterioration of our long-term debt ratings. Long-term debt ratings are influenced by a number of factors. These include, but are not limited to: financial leverage on an absolute basis or relative to peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from Ambac Assurance and our competitive position. Material deterioration in any one or a combination of these factors could result in a downgrade of our credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Moreover, if our need for capital arises because of significant sudden losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

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

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

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

Adequate capital support and liquidity may not be available.

Financial guarantee insurers, including Ambac Assurance, typically rely on providers of lines of credit, reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital”. The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guarantee insurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure that an acceptable replacement provider would be available in that event. Reductions by the rating agencies in the amount of capital credit that we receive in respect of soft capital facilities would require us to procure additional soft capital.

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

Loss Reserves May Not Be Adequate to Cover Potential Losses

Loss reserves established with respect to our financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed its loss reserves. A further description of Ambac’s accounting for loss and loss expenses can be found in Note 2 of Notes to Consolidated Financial Statements located in Part II, Item 8.

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

FAS 133 requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, Ambac estimates fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book can cause increases or decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and will therefore affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

Changes to accounting rules relating to the financial guarantee industry could have a material adverse affect on us and our industry.

In January and February of 2005, the Securities and Exchange Commission, or the SEC, discussed with financial guarantee industry participants the diversity in practice with respect to their accounting policies for loss reserves. In June 2005, the Financial Accounting Standards Board, or the FASB, added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final documents are expected to be issued in 2007. When the FASB reaches a conclusion on this issue, we and the rest of the financial guarantee industry may be required to change some aspects of our loss reserving policies and premium and expense recognition policies, which in turn could have a material effect on us and the financial guarantee industry.

We are subject to the compliance requirements of the federal securities laws.

We are subject to extensive regulation under the federal securities laws, both as a registrant under the 1934 Act and in the conduct of our financial guarantee insurance business. In the event that we were unable to comply with the federal securities laws, we would likely be unable to access the public capital markets, which would make it more difficult for us to raise the necessary capital and/or increase the cost of capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected. Additionally, if we are unable to comply with the securities laws, Ambac Assurance would likely be unable to insure transactions in the public capital markets, which would have an adverse impact on our business and operating results.

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

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. In large part, our investment portfolio is invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since, in certain interest swap transactions, we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Item 1 Business – Derivative Products” for further information.

Item 1B. Unresolved Staff Comments.

There are no material unresolved written comments that we received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties.

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires in September 2019. This office houses operations for all reportable business segments.

Ambac’s financial guarantee business segment also maintains offices internationally, with the principal office located at 6 Broadgate, London EC2, which consists of approximately 12,600 square feet of office space under an agreement that expires in September 2013. International operations are also conducted in three offices located in Australia (Sydney), Italy (Milan) and Japan (Tokyo).

Ambac maintains a disaster recovery site in upstate New York as part of its Disaster Recovery Plan. This remote hot-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

Item 3. Legal Proceedings.

There are no material lawsuits pending, or to the knowledge of Ambac threatened, to which Ambac or any of its majority-owned subsidiaries is a party.

Item 4. Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

As of February 22, 2007, there were 55 stockholders of record of Ambac’s Common Stock, which is listed on the New York Stock Exchange under the symbol “ABK”.

The table below sets forth, for the quarters indicated, the high and low sales prices per share of Ambac’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2006:
Fourth Quarter	$90.75	$81.56	$0.180
Third Quarter	$87.50	$80.64	$0.180
Second Quarter	$85.00	$76.79	$0.150
First Quarter	$82.00	$73.74	$0.150
2005:
Fourth Quarter	$79.20	$67.57	$0.150
Third Quarter	$73.25	$65.98	$0.150
Second Quarter	$78.83	$62.20	$0.125
First Quarter	$82.92	$74.30	$0.125

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the fourth quarter of 2006 and shares available at December 31, 2006:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2006	—	—	—	9,689,191
November 2006	520,400	$84.21	520,400	9,168,791
December 2006	179,699	$87.04	179,699	8,989,092

Fourth Quarter 2006	700,099	$84.93	700,099	8,989,092

(1)	Shares repurchased during the fourth quarter of 2006 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

On February 7, 2007, Ambac entered into an agreement to repurchase approximately 4,260,630 shares of its common stock leaving approximately 4,728,462 shares remaining for repurchase under its stock repurchase program. The shares will be repurchased under an accelerated share buyback program (“ASB”) with Goldman, Sachs & Co whereby Goldman Sachs and Co was authorized to repurchase $400 million of Ambac’s common stock. As the term of this program has not been completed as of February 22, 2007, the number of shares included above approximates the minimum number of shares that may be repurchased under the program. The minimum number of shares repurchased under the ASB will be determined by dividing $400 million by 104.5% of the average of the daily volume weighted average share prices of Ambac’s common stock over a period of up to approximately one month following execution of the ASB Agreement. Goldman Sachs has delivered 3,682,442 shares to Ambac as of February 22, 2007.

Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions.”

Item 6. Selected Financial Data.

The following financial information for the five years ended December 31, 2006, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

Financial Data	Years Ended December 31,
(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002

Statement of Operations Highlights:
Gross premiums written	$996.7	$1,096.0	$1,048.3	$1,143.7	$904.0
Net premiums earned and other credit enhancement fees	871.4	866.4	764.5	667.3	500.3
Net investment income	423.9	378.1	355.3	321.1	297.3
Interest income from investment and payment agreements	391.7	270.3	198.8	212.0	255.0
Financial services – other revenue	16.6	15.8	26.4	20.6	17.4
Total revenue	1,832.1	1,614.1	1,401.6	1,272.2	958.6
Losses and loss expenses	20.0	149.9	69.6	53.4	26.7
Financial guarantee underwriting and operating expenses	133.7	117.7	106.6	92.0	76.5
Interest expense from investment and payment agreements	359.9	239.3	168.9	196.3	231.3
Financial services – other expenses	12.4	13.7	14.7	12.1	9.9
Interest expense	75.3	55.9	54.3	54.2	43.7
Net income	875.9	751.0	724.6	618.9	432.6
Net income per share:
Basic	8.22	6.94	6.61	5.81	4.08
Diluted	8.15	6.87	6.53	5.66	3.97
Return on equity	15.1%	14.4%	15.6%	15.7%	13.0%
Cash dividends declared per common share	0.660	0.550	0.470	0.420	0.380

Balance Sheet Highlights
Total investments, at fair value	$17,433.6	$15,591.9	$14,422.3	$13,776.3	$12,539.3
Prepaid reinsurance	315.5	303.4	297.3	325.5	296.1
Total assets	20,267.8	18,545.9	17,672.5	16,557.1	15,354.9
Unearned premiums	3,037.5	2,941.0	2,765.2	2,531.8	2,115.1
Losses and loss expense reserve	220.1	304.1	254.1	189.4	172.1
Obligations under investment agreements, investment repurchase agreements and payment agreements	8,356.9	7,252.8	7,080.7	7,076.4	7,282.9
Long-term debt	991.8	1,191.7	791.8	791.8	616.7
Total stockholders’ equity	6,184.2	5,382.8	5,035.0	4,265.1	3,635.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K and “Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995” in Part I, Item 1 of the Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide debt markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirements or other criteria of rating agencies; (8) changes in accounting principles or practices that may impact Ambac’s reported financial results; (9) the amount of reserves established for losses and loss expenses; (10) default of one or more of Ambac Assurance’s reinsurers; (11) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac; (12) prepayment speeds on insured asset-backed securities and other factors that may influence the amount of installment premiums paid to Ambac Assurance; and (13) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

OVERVIEW

Ambac is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. Our diluted earnings per share were $8.15, $6.87 and $6.53 for 2006, 2005 and 2004, respectively. The 2006 financial results were positively impacted by (i) net improvements in the adversely classified credit portfolio; (ii) cash recoveries received during the period for a security within the financial services investment portfolio that had been written down in 2002 and 2003; and (iii) the sale of aircraft related to a previously reported defaulted enhanced equipment trust certificate (reported as “Other income” in the accompanying Consolidated Statements of Operations). Both the 2005 and 2006 financial results were impacted by Hurricane Katrina loss reserve activity. The 2005 results were negatively impacted by the establishment of $92 million of reserves related to the hurricane. The 2006 results were positively impacted by the release of approximately $41 million of Katrina related reserves. Those increases were partially offset by net mark-to-market gains on non-trading derivatives reported in 2005. Return on average shareholders’ equity was 15.1% and 14.4% for 2006 and 2005, respectively.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Inc. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac receives triple-A ratings, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets.

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Structured Finance obligations include securitizations of a variety of asset types such as mortgage loans, home equity loans, student loans, credit card receivables, operating assets, leases, pooled debt obligations, investor-owned utilities and asset-backed commercial paper conduits originated in the U.S. Included within the operating asset sector are securitizations including aircraft, rental car fleets, shipping containers and rail cars, as well as film rights, franchise fees, pharmaceutical royalties, and intellectual property. International Finance covers infrastructure transactions, investor-owned utilities, asset securitizations and structured finance transactions including pooled debt obligations involving assets primarily outside of the U.S.

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

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, currency swaps, and funding conduits, principally to clients of the financial guarantee business. Ambac Capital Services enters into total return swaps with professional counterparties. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

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

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. Our Surveillance group is responsible for designating the classified rating of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above.

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

The primary assumptions impacting the estimate of loss reserves are the probability of default and severity of loss given a default. The probability of default assumption represents the percentage chance that a particular insured obligation will default over its remaining life. Probability of default assumptions are based upon rating agency studies of bond defaults given a particular asset class, rating and remaining tenor of an underlying obligation, modified as appropriate by Ambac’s experience and judgment. Severity of loss represents the amount of loss that would be incurred on a defaulted obligation due to the difference in the amount of net par guaranteed and the value of the related collateral and other subrogation rights. Loss severity estimates are based upon available evidence such as rating agency recovery rates with respect to debt obligations in the particular asset class, review of financial statements, collateral performance, and/or surveillance data such as collateral appraisals. However, when credits are in default or have specific attributes that warrant an adjustment, we typically develop a best estimate of the loss based upon transaction specific elements rather than a statistical loss as our knowledge is greater as to the ultimate outcome of these credits due to our surveillance and remediation activity.

For the active credit reserve component of our total reserves, as the probability of default for an individual credit increases and/or the severity of loss given default increases, our loss reserve for that insured obligation will also increase. Political, economic or other unforeseen events could have an adverse impact on default probabilities and loss severities. Our experience has shown that credit deterioration and related changes in the default probabilities are generally gradual processes that typically occur over a long period of time. Nonetheless, downgrades to the underlying rating of a classified credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Case basis credit reserves are only sensitive to severity assumptions because the underlying financial obligation has already defaulted (that is, a 100% probability of default).

Adjustments to our loss reserves may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Furthermore, external influences on our transactions beyond our control may result in favorable or unfavorable development on our reserves. Historically Ambac has not ceded large percentages of outstanding exposures to our reinsurers, therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The table below indicates the number of credits and net par outstanding for case and active credit reserves at December 31, 2006:

	Number of credits	Net par outstanding
Active credit reserves	55	$3,831 million
Case reserves	7	668 million

Totals	62	$4,499 million

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that for the majority of bond types, we have not experienced claims due to underlying defaults and therefore the estimate of loss severity has remained constant. However, for certain bond types, Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities could occur over time. These four bond types are healthcare institutions, aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. These four bond kinds represent 55% of our ever-to-date claim payments. Typically, bonds insured by Ambac in the healthcare sector are secured by revenues generated by a hospital enterprise. The value of a hospital and its ability to generate revenues are primarily impacted by the essentiality of that hospital enterprise to a particular community. For example, hospitals that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. Intense competition in the global airline industry and high energy costs could adversely impact our EETC transactions. Increases in mortgage rates, unemployment and/or personal bankruptcies could adversely impact residential real estate values and the probability of default and severity of loss for our transactions. As a result of our experience to date, we note that the mortgage-backed and home equity ultimate severities have been less than or equal to our current severity assumption. However, our past experience has been observed during a period of rising real estate values for much of the United States. When calculating modeled loss estimates for an insured CDO obligation, Ambac considers the unique attributes of the underlying collateral and transaction. It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however Ambac’s exposure to CDOs in its classified portfolio is currently limited.

Currently, the credits that comprise our case basis credit reserves do not include any of the four bond kinds discussed above. As such, we do not have a basis to adjust our severity assumptions to provide a reasonably possible negative loss reserve scenario.

Generally, severity assumptions are established for entire asset classes and therefore represent an average severity of loss given a default. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the December 31, 2006 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit of the appropriate bond type that presently resides within the adversely classified credit listing.

Category (Dollars in millions)	Net Par Outstanding	Increase in Reserve Estimate
Transportation	$1,007	$35
Healthcare	$478	$23
Mortgage-backed and home equity	$1,195	$16
EETC	$541	$3

At December 31, 2006, Ambac’s existing loss and loss expense liability for Hurricane Katrina amount to $50.1 million, down from the original estimate of $92 million established in the third quarter of 2005. Ambac’s exposure to losses as a result of the hurricane is derived primarily from its guarantees of municipal bonds in the greater New Orleans area and the Gulf-front regions that were most seriously impacted by the storm in the third quarter of 2005. In the third quarter of 2006, the state of Louisiana issued $400 million of Gulf Zone bonds backed by the full faith and credit of the state. Funds from that bond issuance went to certain issuers within Orleans parish to assist in debt service payments on their outstanding debt obligations. This liquidity injection is a positive development for our insured credits that has been thoroughly considered in the estimation of reserves and is the primary reason for the decline in the loss reserve estimate at December 31, 2006 from the levels in 2005. In determining our loss estimates, our analysis has considered the unprecedented nature of the disaster, including the displacement of the communities’ residents, and the unique aspects of each insured bond, such as the nature of the revenue source, the level of debt service reserves, if any, and other transaction protections. The severity of loss on these credits will be impacted by the timing and extent of residents’ return to the affected areas as well as further direct and indirect governmental support. Throughout the history of Ambac, there have not been any significant losses resulting from natural disasters.

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

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where broker quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Approximately 1% of the investment portfolio was valued using internal valuation models at December 31, 2006 and 2005.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The net fair value of derivative contracts at December 31, 2006 and 2005 was $352 million and $174 million, respectively, of which

$254 million and $73 million at December 31, 2006 and December 31, 2005, respectively, were related to derivative contracts used for hedging purposes. In accordance with SFAS 133, as amended, the change in fair value of the hedged items will offset these amounts in the Statement of Operations. See “Derivative Contracts Used for Non-Trading and Hedging Purposes” located in Part II, Item 8 under Note 2 for further discussion. Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on synthetic collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be more complex and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

In accordance with the Emerging Issues Task Force (“EITF”) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. Management’s judgment is applied in recording adjustments to fair value that take into account various factors, including but not limited to, credit risk, future administration costs, the bid offer spread and illiquidity due to lack of market depth. The FASB issued SFAS 157, “Fair Value Measurements” in September 2006 which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will supersede the guidance in EITF 02-3. Please refer to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further discussion on how SFAS 157 will impact derivative transaction gains and losses. For additional information regarding the sensitivity of these instruments, see “Risk Management—Market Risk” located in Part II, Item 7a below.

RESULTS OF OPERATIONS

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2006, 2005 and 2004 and its financial condition as of December 31, 2006 and 2005. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Income From Continuing Operations. Ambac’s income from continuing operations in 2006 was $875.9 million or $8.15 per diluted share, an increase of $124.9 million, compared to $751.0 million or $6.87 per diluted share in 2005. Ambac’s income before income taxes was $1,210.2 million in 2006, an increase of 18% from income before income taxes of $1,022.8 million in 2005. Of the $1,210.2 million of income (loss) before income taxes in 2006, $1,197.2 million was from Financial Guarantee, $96.4 million from Financial Services and $(83.4) million from Corporate. Corporate consists primarily of Ambac’s interest expense on debentures outstanding, partially offset by interest income on investments held at the parent company. That compares to income (loss) before income taxes in 2005 of $1,009.3 million, $81.0 million and $(67.5) million from Financial Guarantee, Financial Services and Corporate, respectively. Financial Guarantee income before income taxes increased primarily as a result of (i) a lower provision for loss and loss expenses, (ii) higher investment income, and (iii) higher other income resulting from the sale of three aircraft from a previously reported defaulted enhanced equipment trust certificate, partially offset by higher underwriting expenses. The Financial Services increase is primarily attributable to (i) higher net realized investment gains, primarily from cash recoveries on a security that had been written down in 2002 and 2003 and (ii) higher net investment income (after interest expense) in the investment agreement business, partially offset by changes in net mark-to-market gains/losses on non-trading derivatives.

Included in the year ended December 31, 2006 pre-tax income from continuing operations in the Financial Guarantee segment, is the impact from cancellations of the remaining reinsurance contracts with AXA Re Finance S.A. (“AXA Re”) and American Re-Insurance Company (“American Re”). The insured par that was recaptured as a result of the cancellation totaled approximately $3.9 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $37.0 million in returned premiums from the cancellation, of which $29.3 million was deferred. The difference, $7.7 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $3.1 million, $2.0 million after-tax.

Included in the year ended December 31, 2005 pre-tax income from continuing operations in the Financial Guarantee segment, is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”) during the first quarter of 2005. The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

Ambac’s income from continuing operations in 2005 increased $25.2 million compared to $725.8 million or $6.54 per diluted share, in 2004. Ambac’s income before income taxes in 2005 was up 5% from income before income taxes of $976.8 million in 2004. This increase was attributable to growth in both the Financial Guarantee and Financial Services segments. Income (loss) before income taxes in 2004 consisted of $987.4 million from Financial Guarantee, $52.7 million from Financial Services and $(63.3) million from Corporate.

Included in the 2004 pre-tax income from continuing operations in the Financial Guarantee segment, is the impact of cancellations of certain reinsurance contracts with two reinsurers, AXA Re Finance S.A. and American Re-Insurance Company, both of which had been downgraded by the rating agencies in 2003. The insured par that was recaptured as a result of the cancellation totaled approximately $8.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $64.8 million in returned premiums from the cancellation, of which $54.4 million was deferred. The difference, $10.4 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of these cancellations to the Consolidated Statements of Operations in 2004 amounted to approximately $7.0 million, $4.5 million after-tax.

Net Loss From Discontinued Operations. In November 2003, Ambac announced that it had entered into an agreement to sell the operations of Cadre Financial Services, Inc., its investment advisory and cash management business. The transaction closed during the first quarter of 2004, with proceeds of $3.7 million in cash and $4.3 million in a note. This business had been part of the Financial Services segment. There was no net loss from discontinued operations for the years 2006 and 2005 and a $1.3 million loss for 2004. The primary reason for the 2004 loss was a purchase price adjustment due to lower than anticipated revenues.

Financial Guarantee

Ambac provides financial guarantees in respect of debt obligations through its principal operating subsidiary, Ambac Assurance Corporation, as well as credit protection in the form of credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance.

Ambac guaranteed $124.5 billion of gross par value bonds during 2006, a decrease of 1% from $125.3 billion in 2005. Par value written during 2005 increased 6% compared to $118.1 billion written during 2004.

The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2006 and 2005:

	December 31,	December 31,
(Dollars in billions)	2006	2005
Public Finance	$282.2	$264.1
Structured Finance.	162.6	144.3
International Finance.	74.2	70.7

Total net par outstanding	$519.0	$479.1

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2006 and 2005 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2006 and 2005. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	December 31, 2006	December 31, 2005
AAA	16%	13%
AA	20%	20%
A	43%	46%
BBB	20%	20%
Below investment grade	1%	1%

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type
(Dollars in millions)	2006	2005
Public Finance:
Transportation	$1,264	$653
Health care	404	584
General obligation	292	387
Tax-backed	134	135
University	69	70
Other	120	146

Total Public Finance	2,283	1,975

Structured Finance:
Enhanced equipment trust certificates	950	927
Mortgage-backed and home equity	848	507
Investor-owned utilities	509	575
Pooled debt obligations	90	384
Asset-backed	—	188

Total Structured Finance	2,397	2,581

International Finance:
Transportation revenue	397	219
Public finance infrastructure	149	—
Investor-owned utilities	—	52
Sovereign/sub-sovereign	—	38
Other	40	203

Total International Finance	586	512

Grand Total	$5,266	$5,068

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The total number of credits with Ambac Assurance ratings below investment grade were 65 and 75 at December 31, 2006 and 2005, respectively. The increase in 2006 for below investment grade exposures is due to the deterioration in three U.S. Transportation credits offset by credit improvements and exposure paydowns, primarily in the U.S. Health care and pooled debt obligations.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Public Finance bond obligations par value written was $43.1 billion, $53.8 billion and $44.6 billion for 2006, 2005 and 2004, respectively. Ambac’s market share for 2006, based upon par insured, was down from approximately 25% in 2005 to 23% in 2006. Ambac’s market share for 2004 was approximately 23%. Insured market penetration dipped to below 50% for the first time since 2001, while market penetration was the highest in 10 years in 2005 at 57%. Please refer to the “U.S. Public Finance Market” section, located in Item 1., Business, for further background information.

The table below shows the percentage, by bond type, of new Public Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2006	2005	2004
U.S. Public Finance:
Lease and tax-backed revenue	34%	34%	34%
General obligation	24%	28%	26%
Utility revenue	11%	8%	14%
Health care revenue	10%	11%	9%
Higher education	9%	7%	8%
Transportation revenue	6%	8%	7%
Housing revenue	4%	3%	2%
Other	2%	1%	0%

Total U.S. Public Finance	100%	100%	100%

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; commercial asset-backed securities; leases; pooled debt obligations; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Structured Finance obligations par value written was $62.4 billion, $58.8 billion and $53.4 billion in 2006, 2005 and 2004, respectively. The increase in Structured Finance obligations guaranteed for 2006 as compared to 2005 and 2005 compared to 2004 resulted primarily from higher par written in pooled debt obligations, partially offset by a decline in the consumer asset-backed sector of the market (including mortgage-backed securities).

The table below shows the percentage, by bond type, of new Structured Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2006	2005	2004
U.S. Structured Finance:
Pooled debt obligations	33%	23%	6%
Mortgage-backed and home equity	30%	36%	50%
Asset-backed and conduits	25%	29%	28%
Student loan	5%	7%	8%
Investor-owned utilities	4%	4%	2%
Other	3%	1%	6%

Total U.S. Structured Finance	100%	100%	100%

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

International Finance bond obligations par value written was $19.0 billion, $12.7 billion and $20.1 billion for 2006, 2005 and 2004, respectively. International Finance obligations guaranteed during 2006 are higher than 2005 primarily due to increases in pooled debt obligations, asset-backed and conduits, sovereign/sub-sovereign (primarily PFI), and transportation revenue obligations, partially offset by lower investor-owned and public utility obligations par written. International Finance obligations guaranteed during 2005 are lower than 2004 primarily due to decreases in mortgage-backed obligations, pooled debt obligations (although higher as a percentage of total new business generated), transportation revenue obligations, asset-backed and conduits (although higher as a percentage of total business generated) and sovereign/sub-sovereign obligations guaranteed, which were partially offset by higher investor-owned and public utility obligations.

The table below shows the percentage, by bond type, of new International Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2006	2005	2004
International Finance:
Pooled debt obligations	36%	24%	19%
Asset-backed and conduits	25%	36%	29%
Sovereign/sub-sovereign	15%	1%	12%
Investor-owned and public utilities	12%	30%	5%
Transportation	6%	3%	5%
Mortgage-backed and home equity	3%	6%	30%
Other	3%	0%	0%

Total International Finance	100%	100%	100%

Gross Premiums Written. Gross premiums written in 2006 were $996.7 million, a decrease of 9% from $1,096.0 million in 2005. Up-front premiums written decreased from $575.4 million in 2005, to $459.2 million in 2006. Up-front premiums written by market sector saw a decrease in Public Finance, which were partially offset by increases in both Structured and International Finance. Installment premiums written in 2006 were $537.5 million, an increase of 3% from $520.6 million in 2005. The growth in installment premiums is due to the growing book of business in all three market sectors, Public, Structured and International Finance installment premiums written. Gross premiums written in 2005 increased 5% from $1,048.3 million in 2004. This is a result of increased business activity in all three market sectors. The following table sets forth the amounts of gross premiums written by type:

	2006	2005	2004
Public Finance:
Up-front	$346.0	$528.1	$513.4
Installment	29.7	24.1	24.2

Total Public Finance	375.7	552.2	537.6

Structured Finance:
Up-front	30.0	15.0	20.0
Installment	303.6	299.5	261.7

Total Structured Finance	333.6	314.5	281.7

International Finance:
Up-front	83.2	32.3	41.2
Installment	204.2	197.0	187.8

Total International Finance	287.4	229.3	229.0

Total	$996.7	$1,096.0	$1,048.3

Total up-front	$459.2	$575.4	$574.6
Total installment	537.5	520.6	473.7

Total	$996.7	$1,096.0	$1,048.3

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Management uses facultative reinsurance to cede risks in amounts greater than the maximums that can be ceded under the surplus share treaty and risks which are excluded from the surplus share treaty. Ceded premiums written in 2006 were $103.5 million, up 4% from 99.7 million in 2005. Ceded premiums written in 2005 were up 41% from $70.9 million in 2004.

Included in ceded premiums written in 2006, 2005 and 2004 is $37.0 million, $55.8 million, and $64.8 million, respectively, in return premiums from reinsurance contracts that were cancelled. Excluding the return premiums, ceded premiums written were $140.5 million and $155.5 million for 2006 and 2005, respectively, a decrease of 10%. Excluding the return premiums, ceded premiums written increased 15% in 2005 from $135.7 million in 2004. Ceded premiums written (exclusive of the return premiums) as a percentage of gross premiums written were 14.1%, 14.2% and 13.0% for 2006, 2005 and 2004, respectively.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during 2006 were $871.4 million, an increase of 1% from $866.4 million in 2005.

The increase was primarily the result of higher normal earned premiums (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below) and higher other credit enhancement fees, partially offset by lower refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”).

Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. However, given the same underlying attributes of an insured obligation such as tenor, gross premium amount, and amortization schedule, the timing of revenue recognition may differ for premiums collected upfront versus premiums collected in installments. When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned included accelerated earnings of $118.2 million and $141.5 million during 2006 and 2005, respectively. Included in 2006 and 2005 accelerated earnings amounts were approximately $7.7 million and $4.5 million, respectively, from the cancellation of reinsurance contracts previously mentioned.

Normal net premiums earned increased 3% from $674.8 million in 2005 to $693.4 million in 2006. Normal net premiums earned for 2006 increased 3% and 5% for Public and Structured Finance, respectively, and decreased 1% for International Finance from 2005. Public Finance normal earned premium growth has been negatively impacted by the high level of refunding activity over the past two years, increasingly competitive pricing and the mix of business underwritten in recent periods. The growth in normal earned premiums in Structured Finance has improved as the recent level of writings in asset classes such as commercial asset-backed securities, auto securitizations and pooled debt obligations has increased. The decline in International normal earned premiums was driven by significant paydowns and calls in 2005 and the first half of 2006 and the recent business mix which has trended towards long-dated infrastructure transactions that earn premiums over a longer period of time than typical structured finance exposures.

Other credit enhancement fees in 2006, which is primarily comprised of fees received from the credit derivatives product, were $59.8 million, an increase of 19% from $50.1 million in 2005. Included in 2006 was $0.8 million of accelerated other credit enhancement fees, compared to $1.8 million in 2005. Excluding these accelerations, other credit enhancement fees increased 22% for 2006. This increase is primarily due to higher domestic credit derivative writings of collateralized debt obligations. This increase has been driven by investor demand for credit enhancement in the form of credit derivatives, rather than insurance. The increase is primarily due to higher domestic credit derivative writings, partially offset by lower writings in International.

Net premiums earned and other credit enhancement fees during 2005 increased 13% from $764.5 million in 2004. This increase was primarily the result of the higher accelerated earnings and the larger Financial Guarantee book of business.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	2006	2005	2004
Public Finance	$231.0	$223.6	$207.4
Structured Finance	283.4	269.9	263.7
International Finance	179.0	181.3	164.2

Total normal premiums earned	693.4	674.8	635.3
Accelerated earnings	118.2	141.5	81.9

Total net premiums earned	811.6	816.3	717.2
Other credit enhancement fees	59.8	50.1	47.3

Total net premiums earned and other credit enhancement fees	$871.4	$866.4	$764.5

Net Investment Income. Net investment income in 2006 was $423.9 million, an increase of 12% from $378.1 million in 2005. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, including cash received related to the previously mentioned reinsurance cancellations and (ii) an approximately $200 million capital contribution from the parent company in late December 2005. Investments in tax-exempt securities amounted to 76%, 72% and 71% of the total fair value of the portfolio as of December 31, 2006, 2005 and 2004, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.61% as of December 31, 2006 and 2005 and 4.64% at December 31, 2004. Net investment income in 2005 increased 6% from $355.3 million in 2004. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, and (ii) a net positive adjustment of $5.9 million for certain municipal securities within the investment portfolio that have been pre-refunded. These positive impacts in investment income were partially offset by (i) the repurchase of Ambac stock totaling approximately $298.2 million in 2005 and (ii) net loss payments of $86.7 million in 2005.

Net Realized Investment Gains. Net realized investment gains in 2006 were $7.1 million, compared to net realized gains of $6.3 million and $30.0 million in 2005 and 2004, respectively. The following table details amounts included in net realized gains:

(Dollars in millions)	2006	2005	2004
Net gains (losses) on securities sold	$1.0	($0.8)	$24.3
Other than temporary impairment on securities	(0.1)	(0.3)	—
Net foreign exchange gains on investments	6.2	7.4	5.7

Net realized gains	$7.1	$6.3	$30.0

Net gains (losses) on securities sold are generated as a result of the ongoing management of the investment portfolio. Foreign exchange gains and losses primarily resulted from sales and maturities of long-term foreign currency denominated securities in 2006, 2005 and 2004.

Net Mark-to-Market Gains on Credit Derivative Contracts. Net mark-to-market gains on credit derivative contracts in 2006 were $9.1 million, compared to net mark-to-market gains of $13.6 million and $17.7 million in 2005 and 2004, respectively. The change in estimated fair value of credit derivatives reflects tightening of credit spreads on the underlying obligations. There were no realized net losses paid on structured credit derivatives for the years ended December 31, 2006, 2005 and 2004.

Other Income (Loss). Other income (loss) in 2006 was $39.6 million, as compared to $12.5 million in 2005. Included in other income are deal structuring fees, commitment fees, aircraft revenues and income from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). During the first quarter of 2006, Ambac Assurance sold the three remaining aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring fee revenues for 2006 and 2005 of approximately $2.1 million and $0.7 million, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $14.8 million and $11.0 million of deferred structuring fees included in “Other liabilities” on the Consolidated Balance Sheets as of December 31, 2006 and 2005, respectively. Other income increased $16.4 million in 2005 from ($3.9) million in 2004, primarily due to a $13.6 million mark-to-market loss in 2004 on interest rate derivative contracts relating to Ambac’s medium-term funding conduit.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Losses and loss expenses in 2006 were $20.0 million, versus $149.9 million in 2005 and $69.6 million in 2004.

The following table summarizes the changes in the total net loss reserves for 2006 and 2005:

(Dollars in millions)	December 31, 2006	December 31, 2005
Beginning balance of net loss reserves	$300.6	$237.5
Provision for losses and loss expenses	20.0	149.9
Losses paid	(126.2)	(119.1)
Recoveries of losses paid from reinsurers	3.9	22.9
Other recoveries, net of reinsurance	16.7	9.4

Ending balance of net loss reserves	$215.0	$300.6

The following tables provide details of net losses paid, net of recoveries received for the years ended December 31, 2006, 2005 and 2004 and gross case reserves and total gross loss reserves at December 31, 2006 and 2005:

(Dollars in millions)	2006	2005	2004
Net losses paid (recovered):
Public Finance	$76.2	$11.3	$19.9
Structured Finance	30.6	72.5	(5.0)
International Finance	(1.2)	2.9	4.0

Total	$105.6	$86.7	$18.9

	2006		2005
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(1)(2)	Total Loss Reserves
Public Finance	$45.7	$195.0	$97.0	$215.5
Structured Finance	(0.2)	21.6	9.5	86.6
International Finance	2.0	3.5	—	2.0

Total	$47.5	$220.1	$106.5	$304.1

(1)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% and 4.75% at December 31, 2006 and 2005, respectively.

(2)	Reinsurance recoverables on case basis credit reserves were $5.0 million and $3.5 million at December 31, 2006 and 2005, respectively.

Active credit reserves were $172.6 million and $197.6 million at December 31, 2006 and 2005. Included in the calculation of active credit reserves at December 31, 2006 and 2005 was the consideration of $6.9 million and $17.5 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at December 31, 2006 and 2005 was comprised of 55 and 88 credits with net par outstanding of $3,831 million and $6,319 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by credit improvements, redemption of insured credits, and transfers to case basis credit reserves.

Case basis credit reserves at December 31, 2006 and 2005 were comprised of 7 and 10 credits, respectively, with net par outstanding of $668.4 million and $839.0 million, respectively. The decrease to the case basis credit reserves is primarily due to (i) the settlement of an impaired healthcare transaction, and (ii) the settlement of two mortgage-backed securities transactions as a result of loss payments during 2006 and prepayments of the underlying insured par. Offsetting the decrease in case reserves was additional reserves established for a public finance transportation issue.

Net loss reserves as of December 31, 2006 include $50.1 million for Hurricane Katrina credits, down from $91.5 million at December 31, 2005. The decrease is primarily due to significant state and federal support recently provided to the region, particularly the greater New Orleans area. Approximately $730 million of Katrina impacted credits remain in Ambac’s adversely classified credit portfolio. Ambac did not pay any Katrina related claims during 2006.

At December 31, 2006, expected future claim payments on credits that have already defaulted totaled $39.8 million. Related future payments are $0.5 million, $0.3 million, $0.3 million, $1.5 million and $1.6 million for 2007, 2008, 2009, 2010, and 2011, respectively.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses of $133.7 million in 2006 increased by 14% from $117.7 million in 2005. Underwriting and operating expenses in 2005 increased 10% from $106.6 million in 2004. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for 2006, 2005 and 2004:

				% Change
(Dollars in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Gross underwriting and operating expenses	$191.2	$167.4	$144.8	+14%	+16%
Net reinsurance commissions received (1)	(26.1)	(21.3)	(15.9)
Operating expenses and reinsurance commissions deferred	(69.6)	(59.0)	(47.6)
Amortization of previously deferred expenses (1)	38.2	30.6	25.3

Underwriting and operating expenses	$133.7	$117.7	$106.6	+14%	+10%

(1)	The 2006, 2005 and 2004 cancellations of reinsurance contracts disclosed above impacted net reinsurance commissions received by ($10.3) million, ($17.4) million and ($19.8) million, respectively and the amortization of previously deferred expenses by $8.1 million, $15.9 million and $16.3 million, respectively.

The increases in gross underwriting and operating expenses in 2006 and 2005 reflect the overall increased business activity in those years and are primarily attributable to higher compensation costs. Ambac’s 2006 expenses include the impact of implementation of Statement of Financial Accounting Standards (“SFAS”) No.123-R “Share-Based Payment”. Under provisions of SFAS 123-R, Ambac will accrue the estimated cost of future stock compensation grants to retirement-eligible employees over the service period; the year preceding the grant date ($8.4 million was recognized in 2006). Previously, such awards were recognized on the date of grant. Compensation expenses in 2006, 2005 and 2004 were $142.5 million, $113.4 million and $103.5 million, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The investment agreement business is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal in the investment agreement business, derivative contracts are used for hedging purposes. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses.

Revenues. Revenues in 2006 increased 40% to $468.7 million from $333.9 million in 2005. The increased revenues in 2006 are primarily due to (i) higher investment income and (ii) higher net realized investment gains due to the recoveries received related to a previously impaired security noted below, partially offset by higher (i) net mark-to-market gains on non-trading derivatives in 2005.

The following table provides a breakdown of Financial Services revenues for 2006, 2005 and 2004:

				% Change
(Dollars in millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Investment income	$391.7	$270.3	$198.8	+45%	+36%
Derivative products	16.6	15.8	26.4	+5%	-40%
Net realized investment gains	59.3	2.3	5.1	+2478%	-55%
Net mark-to-market gains on total return swaps	2.5	1.3	9.4	+92%	-86%
Net mark-to-market (losses) gains on non-trading derivative contracts	(1.4)	44.2	(3.4)	-103%	+1400%

Total Financial Services revenue	$468.7	$333.9	$236.3	+40%	+41%

The increases in investment income in both 2005 and 2006 were driven by higher interest rates on floating rate investments and the issuance of investment agreements during the period. Derivative product revenues decreased in 2005 primarily due to lower new business revenues on interest rate swap contracts amounting to $5.8 million and $19.8 million in 2005 and 2004, respectively. The total return swap portfolio has experienced a spread narrowing resulting in an increase in net mark-to-market gains. The mark-to-market gains on the non-trading derivative contracts in 2005 relate almost entirely to interest rate hedge contracts in Ambac’s investment agreement business. The non-trading derivative contracts were highly effective economic hedges, but did not meet the technical requirements for hedge accounting under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. These derivatives were redesignated to meet the technical requirements of SFAS No. 133 in 2005.

During 2002 and 2003 realized losses included an impairment write-down of $139.7 million and $10.5 million, respectively, related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2006, 2005 and 2004, Ambac has received cash recoveries of $55.5 million, $10.8 million and $17.9 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

Expenses. Financial Services expenses were $372.3 million, $252.9 million and $183.6 million for 2006, 2005 and 2004, respectively. Included in the above are expenses related to investment and payment agreements of $359.9 million, $239.2 million and $168.9 million for 2006, 2005 and 2004, respectively. The increases are primarily related to higher rates on floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense was $75.3 million, $55.9 million and $54.3 million in 2006, 2005 and 2004, respectively. The increases are primarily attributable to Ambac’s issuance of $400 million, 5.95% debt, due December 5, 2035 in December 2005. This was partially offset, in October 2006, when Ambac redeemed all of its outstanding $200 million 7% debentures at par plus accrued interest. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Corporate Expenses. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses were $20.6 million, $15.0 million, and $10.7 million in 2006, 2005 and 2004, respectively. The increased expenses in 2006 are primarily related to the write-off of approximately $6.0 million of fees and expenses related to the redemption of Ambac’s $200 million 7% debentures mentioned above. The increased expenses in 2005 are primarily related to Ambac’s contingent capital facility of $5.0 million. Prior period amounts were recorded directly in shareholders’ equity in the Consolidated Balance Sheet rather than in corporate operating expenses.

Provision for Income Taxes. Income taxes for continuing operations for 2006 were at an effective rate of 27.6%, compared to 26.6% and 25.7% for 2005 and 2004, respectively. The increase in the effective tax rates for 2006 is primarily due to higher taxable income resulting from improved financial guarantee underwriting results relative to the comparable prior period and a net release of tax reserves in 2005 as a result of the expiration of the statute of limitations on a prior tax year. The increase in the effective rate for 2005 compared to 2004 related predominantly to a 2005 increase in state income taxes due to mark-to-market adjustments in the Financial Services segment, and non-deductible expense associated with the contingent capital facility.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; and (ii) external financing. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Based upon these tests and with notice as described above, the maximum amount that will be available during 2007 for payment of dividends without regulatory approval by Ambac Assurance is $370.0 million. Ambac Assurance paid dividends of $136.0 million in 2006.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

The following table includes aggregated information about contractual obligations for Ambac. These contractual obligations impact Ambac’s and its subsidiaries short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments of Ambac’s long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	2007	2008	2009	2010	2011	Thereafter
Long-term debt obligations (1)	$65.0	$65.0	$65.0	$65.0	$207.5	$3,508.0
Investment agreement obligations (2)	3,114.6	1,301.3	1,076.9	1,022.9	200.4	2,873.9
Payment agreement obligations (3)	320.3	68.3	56.7	55.2	55.6	728.2
Operating lease obligations	9.3	9.3	9.5	9.9	10.0	72.5
Purchase obligations (4)	6.6	3.1	0.1	—	—	—
Pension and post retirement benefits (5)	1.0	1.0	1.0	1.1	1.1	6.0
Other long-term liabilities (6)	0.5	0.3	0.3	1.5	1.6	189.5

Total.	$3,517.3	$1,448.3	$1,209.5	$1,155.6	$476.2	$7,378.1

(1)	Includes principal of and interest on obligations using current rates for floating rate obligations.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Certain payment agreements have contractual provisions that allow investors the right to redeem their investment at any time prior to legal maturity date. Amounts included in the table are based on this right being exercised in 2007.
(4)	Purchase obligations include various technology related maintenance agreements, rating agency fees and other outside services.
(5)	Amount primarily represents future benefit payments on the non-qualified pension and postretirement benefit plans for the next 10 years (unfunded). Contributions to the funded pension plan are not included as Ambac’s Board of Directors has terminated the plan on December 31, 2006.
(6)	Amount represents expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.

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

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2006.

Ambac Assurance Liquidity. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim payments, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from credit derivatives.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, the maturity of its invested assets and from time to time, by short-term inter-company loans and repurchase agreement transactions. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio (which are invested with the objective of closely matching the cash flows of its obligations under the investment agreements) and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to investment agreements are to achieve the highest after-tax total return, subject to a minimum average quality rating of AA on invested assets, and to maintain a liquid floating rate investment portfolio, which includes short-term investments, to minimize interest rate and liquidity risk. As of December 31, 2006, the investment agreement business floating rate investment portfolio approximates $6.0 billion or 83% of the investment portfolio related to the investment agreement business.

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. Ambac manages liquidity risk by characterizing our investment agreements into two broad categories, contingent and fixed. Contingent draw transactions include contractual provisions that allow the investor to withdraw principal under limited, defined circumstances and require minimal notice to Ambac. The vast majority of these investment agreements can only be drawn in the event that well-defined, observable events have occurred, primarily credit events. In addition, many of these contracts contain lock-out periods where unscheduled withdrawals are restricted and compensate Ambac for break-costs resulting from early withdrawal. As of December 31, 2006, approximately $4.9 billion relates to contingent draw investment agreements, of which $0.8 billion include provisions where our counterparty has the ability to withdraw funds prior to maturity during 2007. Fixed draw investment agreements have few provisions for unscheduled withdrawals, however, if permitted, the events triggering the withdrawal are deemed to be remote, require advance notification to Ambac and most often include provisions that compensate Ambac for break costs. At December 31, 2006, approximately $2.6 billion relates to fixed draw investment agreements, of which $1.2 billion include provisions where our counterparty has the ability to withdraw funds during 2007.

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

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $15.7 million under these contracts at December 31, 2006. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $189.2 million under these contracts at December 31, 2006. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps and Ambac Credit Products enters into credit derivative contracts. All of our total return swaps and a portion of our credit derivatives have collateral support agreements. In addition, a downgrade of our financial strength rating below specified levels would allow credit derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or we would have to pledge collateral for the benefit of the counterparty. At December 31, 2006, Ambac has not pledged collateral under any of its credit derivative or total return swap contracts.

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

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s Base Rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.8 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. As a result, the stockholders’ equity financial covenant will increase to $2.93 billion for 2007. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During 2006 and 2005, Ambac Assurance incurred fees related to these perpetual put options of $3.5 million and $5.0 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed a Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

On February 12, 2007, Ambac Financial Group completed the public offering of $400 million aggregate principal amount of Directly Issued Subordinated Capital Securities due 2087 (the “DISCs”). The proceeds from the sale of the DISCs will be used to repurchase $400 million of Ambac’s common stock pursuant to an accelerated share repurchase program.

In connection with the completion of the DISCs Offering, Ambac entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of Ambac (“DISCs Covered Debt”).

The DISCs replacement capital covenant provides that Ambac will not repay, redeem or purchase, and will cause its subsidiaries not to repay, redeem or purchase, all or any part of the DISCs on or before February 7, 2067, except, with certain limited exceptions, to the extent that, during a specified period prior to the date of that repayment, redemption or purchase, Ambac has received proceeds from the sale of replacement capital securities.

As of the date of this 10-K, the Ambac 5.95% Debentures due 2035, CUSIP No. 023139AE8, constitutes DISCs Covered Debt whose holders are entitled to the benefits of the DISCS Replacement Capital Covenant.

Balance Sheet. Total assets as of December 31, 2006 were $20.27 billion, up 9% compared to total assets of $18.55 billion at December 31, 2005. The increase was primarily due to cash generated from operations during the period. As of December 31, 2006, stockholders’ equity was $6.18 billion, a 15% increase from year-end 2005 stockholders’ equity of $5.38 billion. The increase stemmed primarily from net income during the period. As outlined in the Notes to Consolidated Financial Statements (Note 11) included in Part II, Item 8, Ambac de-consolidated three transactions where it previously concluded it was the primary beneficiary as a result of retrospectively applying FASB Staff Position (FSP) FIN 46(R)-6 as of December 31, 2006.

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

The following table summarizes the composition of the fair value of Ambac’s investment portfolio by segment at December 31, 2006 and 2005:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total

2006:

Fixed income securities:
Municipal obligations	$7,667.4	$459.4	$—	$8,126.8
Corporate obligations	208.2	511.4	—	719.6
Foreign obligations	276.8	—	—	276.8
U.S. government obligations	160.2	13.9	—	174.1
U.S. agency obligations	400.4	389.0	—	789.4
Mortgage and asset-backed securities	905.9	5,807.7	—	6,713.6
Other	13.4	—	1.0	14.4

	9,632.3	7,181.4	1.0	16,814.7
Short-term	229.1	17.1	65.6	311.8

	9,861.4	7,198.5	66.6	17,126.5

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	—	307.1	—	307.1

Total investments	$9,861.4	$7,505.6	$66.6	$17,433.6

Percent total	56.6%	43.0%	0.4%	100%

2005:

Fixed income securities:
Municipal obligations	$6,434.4	$462.0	$—	$6,896.4
Corporate obligations	90.1	466.1	—	556.2
Foreign obligations	181.7	—	—	181.7
U.S. government obligations	170.4	14.1	—	184.5
U.S. agency obligations	555.6	390.8	—	946.4
Mortgage and asset-backed securities	1,072.9	4,896.4	—	5,969.3
Other	13.3	—	0.9	14.2

	8,518.4	6,229.4	0.9	14,748.7
Short-term	392.1	14.4	65.5	472.0

	8,910.5	6,243.8	66.4	15,220.7

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	—	371.2	—	371.2

Total investments	$8,910.5	$6,615.0	$66.4	$15,591.9

Percent total	57.2%	42.4%	0.4%	100%

The following table represents mortgage-backed securities guaranteed by either a U.S. government agency or U.S. government sponsored enterprise at December 31, 2006 and 2005 by segment:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
2006:
Government National Mortgage Association	$8.1	$1.3	$—	$9.4
Federal National Mortgage Association	638.9	185.2	—	824.1
Federal Home Loan Mortgage Corporation	253.7	233.8	—	487.5
Vendee Mortgage Trust	—	—	—	—

Total	$900.7	$420.3	$—	$1,321.0

2005:
Government National Mortgage Association	$11.1	$5.0	$—	$16.1
Federal National Mortgage Association	758.2	290.3	—	1,048.5
Federal Home Loan Mortgage Corporation	299.0	309.7	—	608.7
Vendee Mortgage Trust	—	2.0	—	2.0

Total .	$1,068.3	$607.0	$—	$1,675.3

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2006 and 2005, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	2006		2005
	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized
(Dollars in millions)	Value	Losses	Value	Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$658.5	$3.4	$1,123.4	$9.8
7 - 12 months	69.9	0.6	212.5	4.0
Greater than 12 months	1,129.3	16.7	278.7	7.7

	1,857.7	20.7	1,614.6	21.5

Corporate obligations in continuous unrealized loss for:
0 – 6 months	34.6	0.1	23.2	1.0
7 - 12 months	33.2	0.2	1.5	—
Greater than 12 months	50.9	0.8	51.1	0.7

	118.7	1.1	75.8	1.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	78.8	0.9	46.7	0.9
7 - 12 months	26.5	0.3	5.5	0.3
Greater than 12 months	13.1	0.2	14.2	1.6

	118.4	1.4	66.4	2.8

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	28.1	0.1	131.8	0.9
7 – 12 months	—	—	7.4	0.1
Greater than 12 months	123.4	3.1	17.4	0.1

	151.5	3.2	156.6	1.1

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	351.6	3.6	296.5	4.5
7 – 12 months	—	—	16.6	0.3
Greater than 12 months	121.6	2.8	23.0	1.0

	473.2	6.4	336.1	5.8

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	450.5	2.4	1,091.1	9.6
7 - 12 months	75.5	0.6	411.6	3.4
Greater than 12 months	1,153.8	24.0	885.8	19.1

	1,679.8	27.0	2,388.5	32.1

Other in continuous unrealized loss for:
0 – 6 months	0.3	—	0.3	—
7 – 12 months	0.2	—	—	—
Greater than 12 months	—	—	0.5	0.1

	0.5	—	0.8	0.1

Total	$4,399.8	$59.8	$4,638.8	$65.1

Management has determined that the unrealized losses in fixed income securities at December 31, 2006 are primarily attributable to the current interest rate environment and that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $4,399.8 million that were in a gross unrealized loss position at December 31, 2006, below investment grade securities and non-rated securities had a fair value of $0.5 million and unrealized loss of less than $0.1 million, which represented less than 0.1% of the total fair value and total pre-tax unrealized losses shown in the above table. Of the $4,638.8 million that were in a gross unrealized loss position at December 31, 2005, below investment grade securities and non-rated securities had a fair value of $19.8 million and an unrealized loss of $1.0 million, which represented 0.4% of the total fair value and 1.5% of total pre-tax unrealized losses as shown in the above table.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2006 and 2005, by contractual maturity date:

	2006		2005
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	365.6	361.9	206.9	205.1
Due after five years through ten years	1,095.9	1,082.7	1,066.8	1,052.3
Due after ten years	416.9	413.1	362.4	357.2

	1,878.4	1,857.7	1,636.1	1,614.6

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	17.2	16.3
Due after five years through ten years	25.0	25.0	—	—
Due after ten years	94.8	93.7	60.3	59.5

	119.8	118.7	77.5	75.8

Foreign obligations:
Due in one year or less	22.2	22.1	3.7	3.5
Due after one year through five years	81.4	80.2	58.9	56.3
Due after five years through ten years	16.2	16.1	6.6	6.6
Due after ten years	—	—	—	—

	119.8	118.4	69.2	66.4

U.S. government obligations:
Due in one year or less	49.9	49.6	17.7	17.5
Due after one year through five years	11.2	11.2	57.0	56.7
Due after five years through ten years	37.9	36.8	37.8	37.4
Due after ten years	55.7	53.9	45.2	45.0

	154.7	151.5	157.7	156.6

U.S. agency obligations:
Due in one year or less	56.6	56.1	—	—
Due after one year through five years	256.7	253.3	146.2	143.6
Due after five years through ten years	102.7	100.6	195.7	192.5
Due after ten years	63.6	63.2	—	—

	479.6	473.2	341.9	336.1

Mortgage and asset-backed securities	1,706.8	1,679.8	2,420.6	2,388.5

Other:
Due in one year or less	0.5	0.5	0.9	0.8
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	0.5	0.5	0.9	0.8

Total	$4,459.6	$4,399.8	$4,703.9	$4,638.8

The following table summarizes, for all securities sold at a loss during 2006 and 2005, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	2006		2005
		Gross		Gross
	Fair	Realized	Fair	Realized
(Dollars in millions)	Value	Losses	Value	Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$2.1	$0.1	$132.7	$1.1
7 – 12 months	—	—	—	—
Greater than 12 months	0.4	—	0.4	—

	2.5	0.1	133.1	1.1

Corporate obligations in continuous unrealized loss for:
0 – 6 months	19.0	—	10.6	1.4
7 – 12 months	—	—	—	—
Greater than 12 months	1.5	—	24.6	12.2

	20.5	—	35.2	13.6

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	4.0	—	193.2	1.0
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.0	—	193.2	1.0

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	139.0	2.7	272.0	3.6
7 – 12 months	0.1	—	29.6	0.4
Greater than 12 months	—	—	144.8	5.0

	139.1	2.7	446.4	9.0

Mortgage and asset-backed securities in continuous unrealized loss for:
0 – 6 months	48.2	—	313.2	2.1
7 – 12 months	—	—	71.2	0.8
Greater than 12 months	—	—	106.6	2.5

	48.2	—	491.0	5.4

Other securities in continuous unrealized loss for:
0 – 6 months	31.1	0.6	48.2	0.9
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	0.3	0.1

	31.1	0.6	48.5	1.0

Total	$245.4	$3.4	$1,347.4	$31.1

Excluded from 2006 and 2005, gross realized losses in the above table were impairment write-downs of $0.1 million and $0.7 million, respectively. The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2006 and 2005 by segment:

Rating (1):
2006:
	Financial Guarantee	Financial Services	Combined
AAA	87%	91%	89%
AA	11	3	8
A	1	5	3
BBB	<1	1	<1
Below investment grade	0	<1	<1
Not rated	<1	0	<1

	100%	100%	100%

2005:
AAA	88%	91%	89%
AA	11	3	7
A	1	4	2
BBB	<1	2	1
Below investment grade	0	<1	<1
Not rated	<1	<1	<1

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Short-term investments in the Financial Guarantee portfolio consisted primarily of domestic and foreign currency denominated money market funds. Short-term investments in the Financial Services portfolio consisted of domestic money market funds.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. At December 31, 2006, securities with a total carrying value of $748.6 million representing 4% of the investment portfolio with a weighted-average underlying rating of BBB- was insured by Ambac. In determining this BBB- rating, approximately $131.1 million of the securities were assigned internal ratings by Ambac.

Cash Flows. Net cash provided by operating activities was $903.1 million, $1,002.3 million and $950.1 million during 2006, 2005 and 2004, respectively. These cash flows were primarily provided by net insurance premium receipts of $893.2 million, $996.4 million, and $977.4 million in 2006, 2005 and 2004, respectively, partially offset by net claim payments of $105.6 million, $86.7 million and $18.9 million in 2006, 2005 and 2004, respectively. Future net cash provided by operating activities will be impacted by the level of claim payments. 2007 claim payments are estimated to be approximately $0.5 million for credits that are in default at December 31, 2006. Net cash provided by

(used in) financing activities was $613.2 million, $420.0 million and ($229.9) million during 2006, 2005 and 2004, respectively. Financing activities for the years ended 2006 and 2005 included $932.3 million and $347.6 million, respectively, in net investment and payment agreements issued (net of investment and payment agreement draws), which were provided primarily by the investment agreement business. Financing activities for 2006 included a $200.0 million payment for the redemption of long-term debt, while 2005 included $396.3 million in proceeds from the issuance of long-term debt by Ambac. Financing activities also included net purchases of common stock held in treasury of $65.7 million, $279.1 million and $21.7 million in 2006, 2005 and 2004, respectively. Net cash used in fixed income investing activities in 2006, 2005 and 2004 were $1,933.9 million, $1,347.0 million and $312.3 million, respectively. These investing activities were primarily net purchases of fixed income investment securities. Total cash provided by (used in) operating, investing and financing activities was $4.2 million, $8.4 million and ($5.2) million during 2006, 2005 and 2004, respectively.

SPECIAL PURPOSE and VARIABLE INTEREST ENTITIES

Please refer to Note 2, Significant Accounting Policies” and Note 11, “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements, located in Part II, Item 8, for information regarding special purpose and variable interest entities.

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

All financial guarantees and credit derivatives issued are subject to a formal credit underwriting process. Various factors affecting the creditworthiness of the underlying obligation are evaluated during the underwriting process. Senior credit personnel approve all transactions prior to issuing a financial guarantee. Subsequent to the issuance of a financial guarantee, credit personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit risk relating to derivative positions (other than credit derivatives) primarily concern counterparty default. The majority of these counterparties are clients of the financial guarantee business which have been subject to our formal underwriting process upon the issuance of a financial guarantee. The counterparty creditworthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Please refer to Note 4 “Investments”, located in Part II, Item 8, for disclosures of collateral posted to Ambac under derivative contracts.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $366.4 million from its reinsurers as of December 31, 2006. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac Assurance’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	December 31, 2006	December 31, 2005
AAA	$20.7	$19.2
AA	27.7	21.1
A	—	2.3
Not rated	—	1.6
Total	$48.4	$44.2

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and derivative contracts used for hedging purposes. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2006 and 2005:

(Dollars in millions)
Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
2006:
300 basis point rise	$7,529	$(1,552)
200 basis point rise	8,111	(970)
100 basis point rise	8,627	(454)
Base scenario	9,081	—
100 basis point decline	9,470	389
200 basis point decline	9,794	713
300 basis point decline	10,055	974
2005:
300 basis point rise	$6,845	$(1,294)
200 basis point rise	7,361	(778)
100 basis point rise	7,793	(346)
Base scenario	8,139	—
100 basis point decline	8,398	259
200 basis point decline	8,573	434
300 basis point decline	8,661	522

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.04 million and $0.7 million at December 31, 2006 and 2005, respectively.

A portion of the municipal interest rate swaps transacted by Ambac Financial Services contain provisions that are designed to protect Ambac against certain forms of tax reform, thus mitigating its basis risk. The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the years ended December 31, 2006 and 2005, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $1.3 million and $3.3 million, respectively. Ambac’s VaR ranged from a high of $2.3 million to a low of $0.3 million in 2006 and from a high of $7.0 million to a low of $2.5 million in 2005. Ambac supplements its VaR methodology, which is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative and total return contracts. Ambac, through its subsidiary Ambac Credit Products, enters into credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac offers credit derivatives to provide credit protection enabling financial institutions to hedge portfolios of credit risk achieving either economic or regulatory relief. Ambac Credit Products structures its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Management models the potential impact of credit spread changes on the value of its contracts.

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

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit and total return swap derivative positions assuming immediate increases in credit spreads at December 31, 2006 and 2005:

(Dollars in millions)

Change in Credit Spreads	Estimated Net Fair Value	Estimated Unrealized Gain/(Loss)

2006:
30 basis point widening	$(198)	$(218)
20 basis point widening	(126)	(146)
10 basis point widening	(53)	(73)
Base scenario	20	—
10 basis point narrowing	92	72
20 basis point narrowing	160	140
30 basis point narrowing	173	153

2005:
30 basis point widening	$(136)	$(150)
20 basis point widening	(86)	(100)
10 basis point widening	(36)	(50)
Base scenario	15	—
10 basis point narrowing	61	47
20 basis point narrowing	102	87
30 basis point narrowing	123	108

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. The increase in sensitivities to changes in credit spreads is primarily due to the average tenor of the portfolio.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a minimum level of cash and short-term investments at all times. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

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

Ambac maintains a disaster recovery site in upstate New York as part of its Disaster Recovery Plan. This remote hot-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

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

Item 8. Financial Statements and Supplementary Data.

Management’s Responsibility for Financial Information

The management of Ambac Financial Group, Inc. (“Ambac”) is responsible for the integrity and objectivity of the Consolidated Financial Statements and all other financial information presented in this Form 10-K and for assuring that such information fairly presents the consolidated financial position and operating results of Ambac. The accompanying Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles using management’s best estimates and judgment. The financial information presented elsewhere in this Form 10-K is consistent with that in the Consolidated Financial Statements.

The independent registered public accounting firm audits Ambac’s Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board.

The Audit and Risk Assessment Committee of the Board of Directors, comprised solely of independent directors, meets regularly with financial and risk management, the internal auditors and the independent registered public accounting firm to review the work and procedures of each. The independent registered public accounting firm and the internal auditors have free access to the Audit and Risk Assessment Committee, without the presence of management, to discuss the results of their work and their considerations of Ambac and its subsidiaries and the quality of Ambac’s financial reporting. The Audit and Risk Assessment Committee appoints the independent registered public accounting firm, subject to stockholder approval.

Management’s Report on Internal Control Over Financial Reporting

The management of Ambac is responsible for establishing and maintaining adequate internal control over financial reporting. Ambac’s internal control over financial reporting is a process designed under the supervision of the chief executive officer and chief financial officer and effected by Ambac’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Ambac’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Ambac’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of Ambac; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of Ambac; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Ambac’s assets that could have a material effect on the financial statements.

As of December 31, 2006, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation in relation to the criteria established in Internal Control —Integrated Framework, management concluded that Ambac’s internal control over financial reporting is effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of Ambac’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Ambac Financial Group, Inc. and subsidiaries (the “Company” or “Ambac”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ambac maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 Ambac Financial Group, Inc. changed its methods of accounting for variable interest entities and stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

New York, New York

February 28, 2007

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2006	2005
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $16,484,257 in 2006 and $14,391,506 in 2005)	$16,800,338	$14,734,494
Fixed income securities pledged as collateral, at fair value (amortized cost of $311,546 in 2006 and $378,480 in 2005)	307,101	371,160
Short-term investments, at cost (approximates fair value)	311,759	472,034
Other (cost of $13,427 in 2006 and $13,537 in 2005)	14,391	14,173

Total investments	17,433,589	15,591,861
Cash	31,868	27,619
Securities purchased under agreements to resell	273,000	419,000
Receivable for securities sold	12,857	2,161
Investment income due and accrued	193,199	171,331
Reinsurance recoverable on paid and unpaid losses	3,921	3,730
Prepaid reinsurance	315,498	303,383
Deferred acquisition costs	252,115	201,518
Loans	625,422	684,762
Derivative assets	1,019,339	981,068
Other assets	107,005	159,425

Total assets	$20,267,813	$18,545,858

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$3,037,544	$2,940,988
Losses and loss expense reserve	220,074	304,139
Ceded reinsurance balances payable	20,084	23,746
Obligations under investment and payment agreements	8,202,590	7,056,222
Obligations under investment repurchase agreements	154,287	196,568
Deferred income taxes	263,483	263,671
Current income taxes	49,920	16,726
Long-term debt	991,804	1,191,735
Accrued interest payable	105,129	99,892
Derivative liabilities	667,066	807,527
Other liabilities	275,670	250,241
Payable for securities purchased	95,973	11,641

Total liabilities	14,083,624	13,163,096

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares — 4,000,000; issued and outstanding shares — none	—	—
Common stock, par value $0.01 per share; authorized shares — 350,000,000; issued and outstanding shares — 109,193,096 at December 31, 2006 and at December 31, 2005	1,092	1,092
Additional paid-in capital	790,168	723,680
Accumulated other comprehensive income	197,576	202,312
Retained earnings	5,454,575	4,703,256
Common stock held in treasury at cost, 3,462,543 at December 31, 2006 and 3,553,650 shares at December 31, 2005	(259,222)	(247,578)

Total stockholders’ equity	6,184,189	5,382,762

Total liabilities and stockholders’ equity	$20,267,813	$18,545,858

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2006	2005	2004
Revenues:
Financial Guarantee:
Gross premiums written	$996,669	$1,096,023	$1,048,336
Ceded premiums written	(103,496)	(99,673)	(70,946)

Net premiums written	$893,173	$996,350	$977,390

Net premiums earned	$811,623	$816,324	$717,184
Other credit enhancement fees	59,760	50,091	47,326

Net premiums earned and other credit enhancement fees	871,383	866,415	764,510
Net investment income	423,885	378,096	355,262
Net realized investment gains	7,085	6,307	30,004
Net mark-to-market gains on credit derivative contracts	9,068	13,618	17,734
Other income (loss)	39,559	12,467	(3,947)
Financial Services:
Investment income	391,732	270,299	198,800
Derivative products	16,638	15,757	26,399
Net realized investment gains	59,255	2,314	5,099
Net mark-to-market gains on total return swap contracts	2,508	1,330	9,376
Net mark-to-market (losses) gains on non-trading derivative contracts	(1,414)	44,201	(3,329)
Corporate:
Net investment income	11,614	3,345	1,674
Net realized investment gains (losses)	791	—	(18)

Total revenues	1,832,104	1,614,149	1,401,564

Expenses:
Financial Guarantee:
Losses and loss expenses	20,004	149,856	69,600
Underwriting and operating expenses	133,740	117,701	106,563
Financial Services:
Interest from investment and payment agreements	359,904	239,255	168,943
Other expenses	12,389	13,683	14,671
Interest	75,294	55,896	54,322
Corporate	20,560	14,994	10,683

Total expenses	621,891	591,385	424,782

Pre-tax income from continuing operations	1,210,213	1,022,764	976,782
Provision for income taxes	334,302	271,754	250,942

Net income from continuing operations	875,911	751,010	725,840

Discontinued Operations:
Pre-tax loss from discontinued operations	—	—	(1,349)
Income tax benefit	—	—	(60)

Net loss from discontinued operations	—	—	(1,289)

Net income	$875,911	$751,010	$724,551

Earnings per share:
Income from continuing operations	$8.22	$6.94	$6.62
Discontinued operations	$0.00	$0.00	$(0.01)

Net income	$8.22	$6.94	$6.61

Earnings per diluted share:
Income from continuing operations	$8.15	$6.87	$6.54
Discontinued operations	$0.00	$0.00	$(0.01)

Net income	$8.15	$6.87	$6.53

Weighted-average number of common shares outstanding:
Basic	106,593,409	108,280,281	109,602,601
Diluted	107,536,339	109,394,985	110,898,854

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands) Years Ended December 31,	2006		2005		2004
Retained Earnings:
Balance at January 1	$4,703,256		$4,042,644		$3,390,653
Net income	875,911	$875,911	751,010	$751,010	724,551	$724,551

Dividends declared – common stock	(69,910)		(58,805)		(50,910)
Dividends on restricted stock units	(636)		—		—
Exercise of stock options	(54,046)		(31,593)		(21,650)

Balance at December 31	$5,454,575		$4,703,256		$4,042,644

Accumulated Other Comprehensive Income:
Balance at January 1	$202,312		$296,814		$266,919
Unrealized (losses) gains on securities, ($26,882), ($124,780), and $15,131, pre-tax, in 2006, 2005 and 2004, respectively (1)		(15,396)		(87,280)		8,368
Gains on derivative hedges, $9,210, $1,205, and $29,725 pre-tax in 2006, 2005 and 2004, respectively		5,149		1,122		17,851
Adjustment to initially apply FASB Statement No. 158, ($3,518) pre-tax in 2006		(2,287)		—		—
Foreign currency gain (loss)		7,798		(8,344)		3,676

Other comprehensive (loss) income	(4,736)	(4,736)	(94,502)	(94,502)	29,895	29,895

Total comprehensive income		$871,175		$656,508		$754,446

Balance at December 31	$197,576		$202,312		$296,814

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,089		$1,073
Issuance of stock	—		3		16

Balance at December 31	$1,092		$1,092		$1,089

Additional Paid-in Capital:
Balance at January 1	$723,680		$694,465		$606,468
Stock based compensation	48,669		17,986		19,223
Excess tax benefit related to share-based compensation	17,819		9,468		29,499
Issuance of stock	—		1,761		43,973
Capital issuance costs	—		—		(4,698)

Balance at December 31	$790,168		$723,680		$694,465

Common Stock Held in Treasury at Cost:
Balance at January 1	$(247,578)		$—		$—
Cost of shares acquired	(126,703)		(309,670)		(51,781)
Shares issued under equity plans	115,059		62,092		51,781

Balance at December 31	$(259,222)		$(247,578)		$—

Total Stockholders’ Equity at December 31	$6,184,189		$5,382,762		$5,035,012

(1) Disclosure of reclassification amount:	2006	2005	2004
Unrealized holding (losses) gains arising during period	$(10,505)	$(84,273)	$32,062
Less: reclassification adjustment for net gains included in net income	4,891	3,007	23,694

Net unrealized (losses) gains on securities	$(15,396)	$(87,280)	$8,368

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2006	2005	2004
Cash flows from operating activities:
Net income	$875,911	$751,010	$724,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,865	4,287	2,890
Amortization of bond premium and discount	3,288	(2,736)	(4,475)
Share-based compensation	37,199	17,987	19,354
Current income taxes	33,194	16,544	10,412
Deferred income taxes	5,055	71,275	19,990
Deferred acquisition costs	(31,212)	(17,429)	(9,470)
Unearned premiums, net	84,441	169,772	261,534
Losses and loss expenses	(84,256)	63,119	50,906
Ceded reinsurance balances payable	(3,662)	5,498	2,865
Investment income due and accrued	(21,868)	(11,140)	(752)
Accrued interest payable	5,237	31,012	(5,061)
Net realized investment gains	(67,131)	(8,621)	(35,085)
Other, net	64,072	(88,245)	(87,594)

Net cash provided by operating activities	903,133	1,002,333	950,065

Cash flows from investing activities:
Proceeds from sales of bonds	850,015	2,189,299	2,941,467
Proceeds from matured bonds	1,954,943	1,469,583	1,381,664
Proceeds from the sales of Cadre Financial Services, Inc.	—	—	3,676
Purchases of bonds	(4,738,905)	(5,005,902)	(4,635,443)
Change in short-term investments	160,275	49,192	(270,844)
Securities purchased under agreements to resell	146,000	(66,000)	(298,985)
Loans, net	59,340	2,131	159,575
Recoveries from impaired investments	55,474	—	—
Other, net	753	(52,298)	(6,415)

Net cash used in investing activities	(1,512,105)	(1,413,995)	(725,305)

Cash flows from financing activities:
Dividends paid	(69,910)	(58,805)	(50,910)
Securities sold under agreements to repurchase	—	—	(225,500)
Proceeds from issuance of investment and payment agreements	2,389,288	1,652,029	2,053,150
Payments for investment and payment draws	(1,456,984)	(1,304,384)	(2,040,327)
Proceeds from issuance of long-term debt	—	396,332	—
Payments for redemption of long-term debt	(200,000)	—	—
Capital issuance costs	(3,498)	(5,035)	(4,698)
Net cash collateral received	2,196	17,175	16,062
Issuance of common stock	—	1,764	43,989
Purchases of treasury stock	(126,703)	(309,670)	(51,781)
Proceeds from sale of treasury stock	61,013	30,608	30,073
Excess tax benefit related to share-based compensation	17,819	—	—

Net cash provided by (used in) financing activities	613,221	420,014	(229,942)

Net cash flow	4,249	8,352	(5,182)
Cash at January 1	27,619	19,267	24,449

Cash at December 31	$31,868	$27,619	$19,267

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$248,186	$185,927	$180,333
Interest expense on long-term debt	$79,860	$46,120	$55,166
Interest on investment agreements	$359,581	$250,935	$157,576
Cash received during the year for:
Income taxes	$—	$896	$—

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND

Ambac is a holding company incorporated in the state of Delaware. Ambac through its subsidiaries provides financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Inc. Ambac’s Financial Services segment provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its insurance clients.

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

There are two different accounting frameworks applicable to SPEs; the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125”); and the variable interest entity (“VIE”) framework under Financial Interpretation Number (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and Ambac’s relation to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. Ambac follows the QSPE model for its medium-term note issuance program and does not consolidate those SPEs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46(R). Under FIN 46(R), a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling financial interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns.

FIN 46(R) requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Ambac determines whether it is the primary beneficiary of a VIE by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Ambac performs a quantitative analysis.

In April of 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 requires that the analysis of VIEs, in accordance with FIN 46(R), be based on the design of the entity (referred to as a “by design” approach). This evaluation requires an analysis of the nature of risks in a VIE, determining the purpose for which the entity was created, and determining the variability the VIE was designed to create and pass along to its interest holders. Accordingly, Ambac elected to consider, in its consolidation evaluation, the facts and circumstances surrounding the design of transactions, including participation of all interested parties. This evaluation considers the nature of all subordinate variable interest holders within the design of the transaction. FSP FIN 46(R)-6 permitted retrospective application to the date of the initial application of FIN 46(R). Under this provision, Ambac elected to retrospectively apply the new guidance as of December 31, 2006. As a result of retrospectively applying FSP FIN 46(R)-6, Ambac de-consolidated three transactions where it previously had concluded it was the primary beneficiary. Previous reporting periods have also been adjusted to reflect the effects of this de-consolidation. All previously consolidated VIEs are bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these VIEs.

Investments:

Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and are computed using amortized cost as the basis. Ambac purchases certain securities which are considered trading

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

securities as defined by SFAS 115. These securities are reported in the financial statements at fair value in “Other Investments”. Net gains and losses from sales and changes in fair value are reported in “Derivative Products” revenue in the consolidated Statements of Operations. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method. For bonds purchased at a price below par value, discounts are accreted over the remaining term of the securities even if they are callable. For bonds purchased at a price above par value that have call features, premiums are amortized to the call date that produces the lowest yield, typically the first call date. For premium bonds that do not have call features, such premiums are amortized over the remaining terms of the securities. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Short-term investments are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt security is impaired if its fair value falls below its amortized cost and the decline is considered “other than temporary.” If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss; net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write-down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Factors considered when assessing impairment include: (i) debt securities whose fair values have declined by 20% or more below amortized cost; (ii) debt securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Ambac’s assessment of a decline in value includes management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary.

Repurchase Agreements:

Securities purchased under agreements to resell and securities sold under agreements to repurchase, represent short-term collateralized financing transactions and are recorded at their contracted amounts, plus accrued interest. Ambac nets securities purchased under agreements to resell and securities sold under agreements to repurchase that are executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Ambac takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

additional collateral as appropriate. At December 31, 2006 and 2005, collateral underlying securities purchased under agreements to resell had an average credit rating of triple-A and a weighted average maturity of 43 days and 93 days, respectively.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business, have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of employees, marketing, and certain other underwriting expenses, net of reinsurance ceding commissions. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refundings or calls and to reflect changes in the estimated lives of certain insured obligations amounted to $38,221, $30,582 and $25,260 for 2006, 2005 and 2004, respectively.

Loans:

Loans are reported at their outstanding unpaid principal balances. Interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the issuer, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

Losses and Loss Expenses:

Ambac’s financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in the section entitled “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in the last paragraph of this section, the accounting for credit loss reserves is subject to change.

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

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $172,644 and $197,607 at December 31, 2006 and 2005, respectively. The active credit reserves at December 31, 2006 and 2005 were comprised of 55 and 88 credits with net par outstanding of $3,830,759 and $6,319,724, respectively. Included in the calculation of active credit reserves at December 31, 2006 and 2005 was the consideration of $6,859 and $17,479, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

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

Case basis credit reserves were $47,430 and $106,532 at December 31, 2006 and 2005, respectively. The discount rate applied to case basis credit reserves was 4.50% and 4.75% at December 31, 2006 and 2005, respectively. The case basis credit reserves at December 31, 2006 and 2005 were comprised of 7 and 10 credits, respectively, with net par outstanding of $668,440 and $838,975, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $4,972 and $3,468 at December 31, 2006 and 2005, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $220,074 and $304,139 at December 31, 2006 and 2005, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

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

In January and February of 2005, the Securities and Exchange Commission staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In June 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed and final guidance are expected to be issued in 2007. When the FASB reaches a final resolution on this issue, Ambac and the rest of the financial guarantee industry may be required to change some aspects of their loss reserving policies and premium and expense recognition. Until a final standard is released, Ambac cannot predict how the FASB will resolve this issue and the resulting impact on our financial statements. Until the issue is resolved, Ambac intends to continue to apply its existing policy with respect to the establishment of both case and active credit reserves.

Obligations under Investment and Payment Agreements and Investment Repurchase Agreements:

Obligations under investment and payment agreements and investment repurchase agreements are recorded as liabilities on the Consolidated Balance Sheets at amortized cost. The carrying value of these obligations is adjusted for principal paid and interest credited to the account as well as any fair value hedge adjustments. These fair value hedge adjustments are discussed further in “Derivative Contracts used for Hedging Purposes” below. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations), or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities; and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time.

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

Derivative Contracts:

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 and SFAS 149”, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designed for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes are obtained from independent market sources. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation results from these models could differ materially from amounts that would actually be realized in the market. In accordance with the Emerging Issues Task Force (EITF) Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), recognition of a trading

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

profit at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction. The fair value includes an adjustment for counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs.

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

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac Assurance Corporation, through its subsidiary Ambac Credit Products, enters into credit derivative transactions with various financial institutions. Management views these credit derivative transactions as an extension of its financial guarantee business, under which Ambac intends to hold its position for the entire term of the related contract. These credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in the Consolidated Statement of Operations. The fee component is reflected in “Other Credit Enhancement Fees”, and the mark-to-market gains or losses associated with fair value changes are reflected in “Net Mark-to-Market Gains on Credit Derivative Contracts”.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. Gains and losses on derivative hedges are recognized currently in net income. If the provisions of the derivative contract meet the technical requirements for hedge accounting under SFAS 133, the change in fair value (gain or loss) on the hedged asset or liability attributable to the hedged risk (interest rate or foreign exchange risk) adjusts the carrying amount of the hedged item and is recognized currently in net income. The net amount representing hedge ineffectiveness, recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations, was ($1,313), ($673) and $132 for 2006, 2005 and 2004, respectively.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. Gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 are reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity, until earnings are affected by the variability in cash flows of the designated hedged item. During 2006 and 2005, $362 and $612, respectively, of cash flow hedge ineffectiveness was reported in net income with no cash flow hedge ineffectiveness reported in net income for 2004. As of December 31, 2006, $757 of pre-tax deferred losses on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses include the repricing of variable-rate medium-term notes (“MTNs”).

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. If the hedging relationship does not meet the technical requirements for hedge accounting under SFAS 133, changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts was ($101), $44,874 and ($3,461) for 2006, 2005 and 2004, respectively. The mark-to-market gains in 2005 primarily related to highly effective economic hedges that did not meet the technical requirements for hedge accounting under SFAS 133. These derivatives have met the technical requirements of SFAS 133 as of July 1, 2005.

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

Depreciation and Amortization:

Depreciation of furniture and fixtures and electronic data processing equipment is charged over the estimated useful lives of the respective assets, ranging from three to five years, using the straight-line method. Amortization of leasehold improvements is charged over the lesser of ten years or the remaining term of the operating leases using the straight-line method.

Pensions, Postretirement and Postemployment Benefits:

Ambac provides pensions, postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Ambac accounts for these benefits under the accrual method of accounting. Amounts related to the defined benefit pension plan and postretirement health benefits liability are established and charged to expense based on actuarial determinations. During 2006, the Compensation Committee of the Board of Directors approved an amendment to the Pension Plan that terminated the Plan effective December 31, 2006. Effective August 1, 2005, new employees were not eligible for postretirement benefits.

Ambac adopted FAS 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans”, on December 31, 2006. FAS 158 requires employers’ to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its Consolidated Balance Sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. The table below shows the incremental effect of applying FAS 158 on individual line items in the Consolidated Balance Sheet effective December 31, 2006:

	Before FAS 158	Adjustments	After FAS 158
Deferred income taxes	$279,853	$(1,231)	$278,622
Other liabilities	272,152	3,518	275,670
Total liabilities	14,081,337	2,287	14,083,624
Accumulated Other Comprehensive Income	199,863	(2,287)	197,576
Total stockholders’ equity	6,186,476	(2,287)	6,184,189

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

valued or determined by reference to the Common Stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides awards of restricted stock units to non-employee members of Ambac’s Board of Directors. The number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula. The fair value of the stock option awards are attributed over the shorter of the derived vesting periods based on the output of the valuation model or the service period. RSU awards are attributed over the shorter of the vesting or service period. As of December 31, 2006, approximately 13,600,000 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

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

•

SFAS 123-R requires compensation expense be recognized for partially vested awards outstanding at its effective date. The expense related to the unvested award will be recognized for the remainder of the requisite service period. Certain market condition stock option grants previously accounted for under APB No. 25 were partially vested as of January 1, 2006. For 2006 approximately $770 of compensation expense is recorded for these partially vested awards.

•

SFAS No.123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. This is consistent with how Ambac recognized such awards under SFAS 123. Based on interpretative guidance under SFAS No. 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date. Ambac elected to accrue the estimated cost of future stock- compensation grants to retirement-eligible employees over the service period. Therefore,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac will accrue the estimated cost of such awards over the course of the fiscal year preceding the grant date ($8,392 is recognized in 2006).

For 2006, basic and diluted earnings per share would have increased by $0.03 per share, respectively, if Ambac had not adopted SFAS No. 123-R.

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

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net income. The Consolidated Statements of Operations include pre-tax gains from such foreign exchange items of $8,724, $6,270 and $6,600 for 2006, 2005 and 2004, respectively.

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

Net Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding include common stock deliverable pursuant to stock options and nonvested restricted stock units. These dilutive shares totaled 942,929, 1,626,422 and 2,049,728 additional shares from the assumed

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

conversion of dilutive stock options and nonvested restricted stock units at December 31, 2006, 2005 and 2004, respectively. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year.

Future Application of Accounting Standards:

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is applicable for fiscal years beginning after December 15, 2006. Ambac will adopt FIN 48 on January 1, 2007 and is currently evaluating the implication of this Interpretation on its financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Ambac is currently evaluating the implications of SFAS 157 on its financial statements. In addition, SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. With the adoption of SFAS 157, any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits reporting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 also establishes presentation

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of SFAS 157, which are described in the previous paragraph. This early adoption election must be made within 120 days of the beginning of the fiscal year of adoption provided the entity has not yet issued interim period financial statements. Ambac is currently evaluating the implications of SFAS 159 on its financial statements.

The FASB is currently working on a number of amendments to the existing accounting standards governing financial guarantees and asset transfers. Upon completion of these standards, Ambac will need to reevaluate its accounting and disclosures.

Reclassifications:

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

3        CORRECTION OF PREMIUM REVENUE RECOGNITION

For contracts entered into prior to 2004, where installment premiums are billed and collected in arrears, Ambac recognized revenues for these installment paying financial guarantees when received rather than on an accrual basis. Ambac has determined that $10,555 of premium income, net of deferred acquisition costs and tax, should have been recorded as premium revenue in periods prior to 2004. This amount was not material to any of the noted periods and therefore is reported as an adjustment to beginning 2004 retained earnings. The impact of the adjustments decreased total assets by $677 and total liabilities by $11,232 at December 31, 2005. There was no effect on the previously reported liquidity or net operating cash flows for either 2004 or 2005. In 2006, the Company is recording financial guarantee premiums on an accrual basis of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

4        INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2006 and 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006: Fixed income securities:
Municipal obligations	$7,891,422	$256,066	$20,657	$8,126,831
Corporate obligations	691,993	28,700	1,068	719,625
Foreign obligations	269,834	8,413	1,417	276,830
U.S. government obligations	177,165	99	3,242	174,022
U.S. agency obligations	757,823	38,005	6,434	789,394
Mortgage and asset-backed securities	6,696,020	39,890	22,274	6,713,636
Short-term	311,759	—	—	311,759
Other	13,427	996	32	14,391

	16,809,443	372,169	55,124	17,126,488

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	311,546	269	4,714	307,101

Total	$17,120,989	$372,438	$59,838	$17,433,589

2005: Fixed income securities:
Municipal obligations	$6,649,815	$268,052	$21,513	$6,896,354
Corporate obligations	525,609	32,318	1,688	556,239
Foreign obligations	178,348	6,186	2,790	181,744
U.S. government obligations	184,421	1,149	1,105	184,465
U.S. agency obligations	902,215	50,000	5,785	946,430
Mortgage and asset-backed securities	5,951,098	42,933	24,769	5,969,262
Short-term	472,034	—	—	472,034
Other	13,537	787	151	14,173

	14,877,077	401,425	57,801	15,220,701

Fixed income securities pledged as collateral:
Mortgage and asset-backed securities	378,480	—	7,320	371,160

Total	$15,255,557	$401,425	$65,121	$15,591,861

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds sterling, Euros or Australian dollars.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of investments at December 31, 2006, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$518,209	$522,721
Due after one year through five years	1,538,151	1,548,233
Due after five years through ten years	2,826,764	2,863,364
Due after ten years	5,230,299	5,478,534

	10,113,423	10,412,852
Mortgage and asset-backed securities	7,007,566	7,020,737

	$17,120,989	$17,433,589

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
2006: Fixed income securities:
Municipal obligations.	$728,470	$3,981	$1,129,258	$16,676	$1,857,728	$20,657
Corporate obligations	67,782	268	50,875	800	118,657	1,068
Foreign obligations	105,264	1,258	13,090	159	118,354	1,417
U.S. government obligations	28,132	174	123,418	3,068	151,550	3,242
U.S. agency obligations	351,568	3,605	121,637	2,829	473,205	6,434
Mortgage and asset-backed securities	525,933	2,942	1,153,846	24,046	1,679,779	26,988
Other	516	32	—	—	516	32

Total temporarily impaired securities	$1,807,665	$12,260	$2,592,124	$47,578	$4,399,789	$59,838

2005: Fixed income securities:
Municipal obligations.	$1,335,894	$13,839	$278,752	$7,674	$1,614,646	$21,513
Corporate obligations.	24,688	982	51,063	706	75,751	1,688
Foreign obligations.	52,208	1,194	14,228	1,596	66,436	2,790
U.S. government obligations.	139,244	980	17,372	125	156,616	1,105
U.S. agency obligations	313,102	4,753	23,021	1,032	336,123	5,785
Mortgage and asset-backed securities	1,502,716	13,032	885,768	19,057	2,388,484	32,089
Other	240	3	538	148	778	151

Total temporarily impaired securities	$3,368,092	$34,783	$1,270,742	$30,338	$4,638,834	$65,121

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

At December 31, 2006 and 2005, there were 334 and 345 investments in fixed income securities where the aggregate amortized cost exceeded fair value by $59,838 or 1% and $65,121 or 1%, respectively. Management has determined that the unrealized losses in fixed income securities at December 31, 2006 are primarily attributable to the current interest rate environment and has concluded that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. There were no individual securities with material unrealized losses as of December 31, 2006 and 2005. Of the $12,260 and $34,783 that have been in a gross unrealized loss position for less than a year, 100% and 97% are rated investment grade for 2006 and 2005, respectively. Of the $47,578 and $30,338 that have been in a gross unrealized loss position for a year or more, 100% are rated investment grade for both 2006 and 2005.

Securities carried at $6,389 and $6,583 at December 31, 2006 and 2005, respectively, were deposited by Ambac with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. At December 31, 2006, securities with a total carrying value of $748,562 representing 4% of the investment portfolio with a weighted-average underlying rating of BBB- was insured by Ambac. In determining this BBB- rating, approximately $131,137 of the securities were assigned internal ratings by Ambac.

Net investment income from the Financial Guarantee segment was comprised of the following:

	2006	2005	2004
Fixed income securities	$417,339	$374,224	$355,672
Short-term investments	9,358	8,061	2,414
Loans	2,088	1,519	2,057

Total investment income	428,785	383,804	360,143
Investment expense	(4,900)	(5,708)	(4,881)

Net investment income	$423,885	$378,096	$355,262

The Financial Guarantee segment had gross realized gains of $10,654, $20,376 and $46,627 in 2006, 2005 and 2004, respectively, and gross realized losses of $3,569, $14,069 and $16,623 in 2006, 2005 and 2004, respectively. Included in the above are net foreign exchange gains of $6,176, $7,448 and $5,654 in 2006, 2005 and 2004, respectively. Net foreign exchange gains primarily resulted from

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

sales and maturities of long-term foreign currency denominated securities in 2006, 2005 and 2004. Included in gross realized losses were impairment write-downs of $119, $340 and $0 in 2006, 2005 and 2004, respectively.

The Financial Services segment had gross realized gains of $59,903, $20,364 and $11,217 in 2006, 2005 and 2004, respectively, and gross realized losses of $648, $18,049 and $4,129 in 2006, 2005 and 2004, respectively. Included in gross realized losses were impairment write-downs of $0, $334, and $0, during 2006, 2005 and 2004 respectively. In 2002 and 2003 realized losses included impairment write-downs of $150,201 related to asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2006, 2005 and 2004, Ambac has received cash recoveries of $55,474, $10,767 and $17,850, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a Trust created under the Plan and litigation settlements.

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Securities purchased under agreements to resell (repurchase agreements)—In the normal course of business, Ambac holds securities under repurchase agreements with various counterparties. A portion of these securities has been pledged to Ambac’s investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). Such securities may not then be repledged by the investment agreement counterparty to another entity. Securities purchased under agreements to resell have also been pledged to certain interest rate swap and credit derivative counterparties. Under the terms of these derivative agreements, Ambac and its counterparties may be required to pledge collateral to the other resulting from changes in the estimated fair value of those agreements. Both Ambac and the counterparties have identical rights to pledge or rehypothecate the securities received under these derivative agreements.

(2)	Securities held in Ambac’s investment portfolio—Ambac pledges investments it holds in its Financial Services investment portfolio to both investment and payment agreement counterparties in accordance with the terms and conditions described in (1) above. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (reverse repurchase agreements). Ambac’s counterparties under derivative agreements and reverse repurchase agreements have the right to pledge or rehypothecate the securities, which were pledged or sold, respectively. Consequently, securities held in Ambac’s investment portfolio which are pledged or sold under reverse repurchase agreements, are separately classified on the Consolidated Balance Sheet as “Fixed income securities pledged as collateral, at fair value”.

(3)	Cash and Securities pledged to Ambac under derivative agreements—Ambac may repledge securities it holds from certain derivative counterparties as described in (1) above, to other derivative counterparties in accordance with its rights and obligations under those agreements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio, and (ii) how that collateral was pledged to various investment and payment agreement, derivative and reverse repurchase agreement counterparties at December 31, 2006 and 2005:

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair value of securities sold under agreements to repurchase
2006: Sources of Collateral:
Securities purchased under agreements to resell	$561,243	$283,008	$—	$—
Securities pledged directly from the investment portfolio	559,563	252,462	—	307,101
Cash and securities pledged from its derivative counterparties	189,292	46,795	15,720	—
2005: Sources of Collateral:
Securities purchased under agreements to resell	$786,425	$341,998	$—	$—
Securities pledged directly from the investment portfolio	710,039	338,879	—	371,160
Cash and securities pledged from its derivative counterparties	167,640	—	77,154	—

5        LOANS

In the normal course of business, Ambac primarily extended loans for the following purposes:

Structured Municipal Transactions: Loans have been extended to customers participating in certain structured municipal transactions. The loans are collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying the transactions serve as additional collateral for the loans. Ambac acts as the payment custodian and holds the funds posted as collateral. At December 31, 2006 and 2005, both the loan balances outstanding and collateral held were $609,821 and $631,430, respectively. As of December 31, 2006 and 2005, the interest rates on these loans ranged from 6.25% to 8.06%. The range of expected final maturity dates of these loans is January 2013 to January 2027 as of December 31, 2006.

Investment Partnerships: Ambac has had senior secured short-term loans outstanding to certain investment partnerships which invest in diversified portfolios of assets, primarily high-yield debt obligations and bank loans. The loans were collateralized with a first priority lien and security interest in the invested assets. As of December 31, 2006, Ambac had no outstanding loan balances. As of December 31, 2005, Ambac had outstanding loan balances of $26,773 with interest rates ranging from 4.98% to 5.75%. The range of maturity dates for these loans was January 2006 to June 2006.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

6        REINSURANCE

In the ordinary course of business, Ambac Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income in proportion to the protection received. The effect of reinsurance on premiums written and earned was as follows:

	Years Ended December 31,
	2006		2005		2004
	Written	Earned	Written	Earned	Written	Earned
Direct	$960,372	$868,725	$1,043,576	$873,466	$1,011,911	$778,515
Assumed	36,297	34,279	52,447	36,478	36,425	37,746
Ceded	(103,496)	(91,381)	(99,673)	(93,620)	(70,946)	(99,077)

Net premiums	$893,173	$811,623	$996,350	$816,324	$977,390	$717,184

Ambac Assurance pledged cash and fixed income securities to foreign insurers of $15,331, $13,556 and $15,086 at December 31, 2006, 2005 and 2004, respectively, related to business assumed from those insurers.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders in the full amount of its policy.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. For the years ended December 31, 2006, 2005 and 2004, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $3,904, $22,936 and $2,581, respectively. Reinsurance recoverables (payables) on paid losses and loss expenses as of December 31, 2006, 2005 and 2004 were ($1,051), $263 and $266, respectively.

Ambac Assurance’s reinsurance assets, including prepaid reinsurance and reinsurance recoverables on losses amounted to $319,419 at December 31, 2006. This credit exposure existed at December 31, 2006 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. Ambac Assurance requires certain reinsurers to maintain bank letter of credits or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis. At December 31, 2006, approximately 60% of the reinsurance assets were collateralized. All of the balances with respect to the remaining reinsurers had financial strength ratings of AA or better as rated by Standard & Poor’s.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

7        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, Ambac Assurance’s liability for losses and loss expenses consists of case basis and active credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

	2006	2005	2004
Case basis loss and loss expense reserves:
Balance at January 1	$106,532	$133,254	$57,233
Less: reinsurance recoverables	3,468	16,499	2,535

Net balance at January 1	103,064	116,755	54,698

Transfers from active reserves:
Current year	34,660	31,274	40,215
Prior years	10,307	41,776	40,765

Total transfers from active reserves	44,967	73,050	80,980

Paid (net of recoveries) related to:
Current year	32,895	2,755	214
Prior years	72,673	83,986	18,709

Total paid	105,568	86,741	18,923

Net balance at December 31	42,463	103,064	116,755
Less impact on foreign exchange gains on loss reserves	5	—	—
Plus reinsurance recoverables	4,972	3,468	16,499

Balance at December 31	47,430	106,532	133,254

Active credit reserve:
Balance at January 1	197,607	120,801	132,181
Provision for losses	20,004	149,856	69,600
Transfers to case reserves	(44,967)	(73,050)	(80,980)

Balance at December 31	172,644	197,607	120,801

Total	$220,074	$304,139	$254,055

During 2006, 2005 and 2004, gross losses paid were $126,183, $119,070 and $55,321, respectively. During 2006, 2005 and 2004, other recoveries (under subrogation rights) of losses were $16,711, $9,394 and $33,628, respectively.

The provision for losses and loss expenses represents the expense recorded to bring the total reserve (active credit and case basis credit) to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The provision for losses of $20,004 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The 2006 loss and loss expenses were primarily driven by provisions for losses for deteriorating public finance infrastructure and domestic health care credits, offset by a reduction in provisions of $41,253 for Hurricane Katrina credits. The decrease in the Hurricane Katrina reserves is primarily due to significant state and federal support provided to the region in 2006, particularly the greater New Orleans area. Approximately $730 million of Katrina

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

impacted credits remain in Ambac’s adversely classified credit portfolio. Ambac did not pay any Katrina related claims during 2006. Provisions are recognized through the active credit reserve based on the ongoing analysis of the portfolio as discussed in Note 2. Upon default of the underlying credit, the reserve is transferred from active credit reserves to case basis credit reserves. Additional provisions for losses upon further credit deterioration of a defaulted exposure are initially recorded in active credit reserve and subsequently transferred to case basis credit reserve.

Transfers from active credit reserves related to prior years were $10,307 and $41,776 for the years ended December 31, 2006 and 2005, respectively.

Continued deterioration in a previously impaired public finance infrastructure issue was experienced in 2006, offset by favorable development resulting from the final settlement of several credits (including the health care institution discussed below). Ambac believes the primary factor causing the deterioration is the highly competitive economic environment the issuer’s management is operating in. Ambac is closely surveilling the credit and is in frequent communication with the issuer’s management. A domestic health care institution, which defaulted in a year prior to 2005, continued to experience significant financial stress in 2005. An enhanced equipment trust that was impacted by a bankruptcy of a commercial airline in 2004, experienced additional losses in 2005 upon the settlement of the trust. In connection with the settlement of the trust, Ambac purchased three airplanes. In February 2006, Ambac sold these airplanes and recognized a realized gain of approximately $25,000 (included in “Other Income” on our Consolidated Statements of Operations).

8        LONG-TERM DEBT AND LINES OF CREDIT

Long-term Debt:

The carrying value of long-term debt was as follows:

	As of December 31,
	2006	2005
9-3/8% Debentures, due 2011	$142,304	$142,261
7-1/2% Debentures, due 2023	74,662	74,641
5.95% Debentures, due 2035	399,838	399,833
7.00% Debentures, due 2051	—	200,000
5.95% Debentures, due 2103	200,000	200,000
5.875% Debentures, due 2103	175,000	175,000

Total long-term debt	$991,804	$1,191,735

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

The debentures due on October 17, 2051 were issued on October 18, 2001 in the principal amount of $200,000 and bear interest of 7.00%, payable on March 31, June 30, September 30 and December 31 of each year. On October 23, 2006 (the “Redemption Date”), Ambac redeemed all of the debentures at par plus accrued interest to the Redemption Date.

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

In February 2007, Ambac issued in a public offering $400,000 of 6.15% Directly-Issued Subordinated Capital Securities due 2087 (the”DISCS”sm). The DISCS were rated Aa3 by Moody’s Investors Service, Inc. and A+ by Standard & Poor’s Ratings Services. Ambac will use the proceeds from the offering to repurchase $400,000 of its common stock pursuant to an accelerated share repurchase program.

Credit Facilities:

On July 28, 2005, Ambac and Ambac Assurance, as borrowers, entered into a $400,000 five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(the “Banks”). The Credit Facility was amended on July 28, 2006 to extend the final maturity date from July 28, 2010 to July 28, 2011. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400,000 at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500,000.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s Base Rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, of not more than 30%, and (ii) maintain at all times total stockholders’ equity equal to or greater than $2,800,000. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. As a result, the stockholders’ equity financial covenant will increase to $2,930,000 for 2007. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800,000 in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

own auction market perpetual securities. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During 2006 and 2005, Ambac Assurance incurred fees related to these perpetual put options of $3,497 and $5,035, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations, except for 2004 where it was recorded in additional paid-in capital.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed a Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

9        OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31, 2006 and 2005, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 1.57% to 9.11% and from 1.57% to 8.08% respectively. As of December 31, 2006 and 2005, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $7,501,729 and $6,424,159, respectively.

Net payments due under investment agreements in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2007	$2,808,304
2008	1,075,277
2009	892,311
2010	891,715
2011	95,922
All later years	1,738,200

$7,501,729

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Obligations under payment agreements represent funds received by Ambac from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In connection with these transactions, Ambac is obligated to make periodic agreed upon payments. As of December 31, 2006 and 2005, the interest rates on these obligations ranged from 6.25% to 8.06%. Net payments due under payment agreements in each of the next five years ending December 31, and the periods thereafter, based on contractual payment dates, are as follows:

Principal Amount
2007	$23,427
2008	31,427
2009	21,701
2010	21,477
2011	23,177
All later years	488,611

$609,820

10        INCOME TAXES

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2006	2005	2004
Current taxes	$334,639	$200,480	$230,952
Deferred taxes	(337)	71,274	19,990

	$334,302	$271,754	$250,942

The total effect of income taxes on income and stockholders’ equity for the years ended December 31, 2006 and 2005 was as follows:

	2006	2005
Total income taxes charged to income from continuing operations	$334,302	$271,754

Income taxes charged (credited) to stockholders’ equity:
Unrealized losses on investment securities	(11,486)	(37,500)
Unrealized gains on derivative hedges	4,061	83
Exercise of stock options	(17,819)	(9,468)
Other	2,179	—

Total credited to stockholders’ equity	(23,065)	(46,885)

Total effect of income taxes	$311,237	$224,869

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2006	%	2005	%	2004	%
Tax on income from continuing operations at statutory rate	$423,575	35.0%	$357,967	35.0%	$341,874	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(94,044)	(7.8)	(84,759)	(8.3)	(79,564)	(8.1)
Addition to (release of) tax reserves	2,030	0.2	(9,000)	(0.9)	(8,250)	(0.8)
State income taxes, net of federal tax benefit	1,558	0.1	5,249	0.5	(371)	(0.1)
Other, net	1,183	0.1	2,297	0.3	(2,747)	(0.3)

Tax expense on income from continuing operations	$334,302	27.6%	$271,754	26.6%	$250,942	25.7%

The addition to tax reserves in 2006 relates to the accrual of interest. The release of tax reserves in 2005 and 2004 relates to the expiration of the statute of limitations of earlier tax years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2006 and 2005 are presented below:

	2006	2005
Deferred tax liabilities:
Contingency reserve	$366,957	$336,957
Unrealized gains on bonds	118,829	126,254
Deferred acquisition costs	91,840	80,120
Unearned premiums and credit fees	139,339	112,740
Investments	9,068	7,900
Mark–to-market gains on non-trading derivatives	19,786	19,987
Other	8,934	3,402

Total deferred tax liabilities	754,753	687,360

Deferred tax assets:
Tax and loss bonds	331,371	301,371
Loss reserves	98,469	69,805
Compensation	46,091	39,375
Investment impairment loss	—	1,302
Other	15,339	11,836

Sub-total deferred tax assets	491,270	423,689
Valuation allowance	—	—

Total deferred tax assets	491,270	423,689

Net deferred tax liabilities	$(263,483)	$(263,671)

Ambac believes that no valuation allowance is necessary in connection with the deferred tax assets. It is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

11        SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Ambac has involvement with special purpose entities, including VIEs in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations. Second, Ambac has sponsored two special purpose entities that issue MTNs to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered QSPEs. Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

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

Qualified Special Purpose Entities:

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with SFAS 140. QSPEs are not subject to the requirements of FIN 46(R) and accordingly are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of December 31, 2006, there have been 15 individual transactions processed through the QSPEs of which 10 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

MTNs to fund such purchase, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2006, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2006 and December 31, 2005 are included in the disclosure in Note 16 “Guarantees in Force”. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during 2006, 2005 and 2004 were $450,000, $0 and $195,000, respectively. No gains or losses were recognized on the sale. As of December 31, 2006, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities of the QSPEs was $2,013,730, $2,053,512 and $6,021, respectively. When market quotes are not available, fair values are based on internal valuation models, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $5,022, $5,713 and $6,042 for the years ended December 31, 2006, 2005 and 2004, respectively. Ambac also received fees for providing other services amounting to $328, $321 and $450 for 2006, 2005 and 2004, respectively.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $258,976 and $258,806 as of December 31, 2006 and 2005, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $248,415 and $248,760 as of December 31, 2006 and 2005, respectively. Under the terms of these beneficial interests, the investors have the contractual right to redeem their investment at any time, with five business days notice. As of December 31, 2006 and 2005, the interest rates on these beneficial interests ranged from 2.95% to 4.01% and from 1.49% to 3.55%, respectively.

12        RETIREMENT PLANS

Pensions and Postretirement Health Care and Other Benefits:

Ambac has a defined benefit pension plan covering substantially all employees of Ambac. The benefits are based on years of service and the employee’s average highest salary during five consecutive years of employment within the last ten years of employment. During 2006, the Compensation

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Committee of the Board of Directors approved an amendment to the Pension Plan that terminated the Plan effective December 31, 2006. Benefits under the Plan will cease to accrue as of December 31, 2006. Management’s current intention is to settle the Plan’s obligations in 2007. No funding contribution was made to the plan in 2006. Effective January 1, 2007 the Compensation Committee replaced this benefit with an increased matching contribution to Ambac’s defined contribution plan.

The table below sets forth a reconciliation of the beginning and ending projected benefit obligation, beginning and ending balances of the fair value of pension plan assets, and the funded status of the pension plan as of December 31, 2006 and 2005.

	2006	2005
Accumulated Benefit Obligation at End of Year:	$32,011	$24,729

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$31,074	$25,429
Service cost	2,242	2,078
Interest cost	1,704	1,551
Actuarial loss	5,106	2,371
Benefits paid	(417)	(355)
Curtailment	(7,698)	—

Projected benefit obligation at end of year	$32,011	$31,074

Change in Plan Assets:
Fair value of plan assets at beginning of year	$30,620	$26,818
Actual return on plan assets	3,940	1,957
Company contributions	—	2,200
Benefits paid	(417)	(355)

Fair value of plan assets at end of year	$34,143	$30,620

Funded status	$2,132	$(454)

Net pension costs for 2006, 2005 and 2004 included the following components:

	2006	2005	2004
Service cost	$2,242	$2,078	$1,697
Interest cost	1,704	1,551	1,283
Expected return on plan assets	(2,520)	(2,393)	(2,027)
Recognized prior service costs	(105)	(145)	(144)
Recognized net loss	268	258	102
Other	179	—	136

Net periodic pension cost	$1,768	$1,349	$1,047

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. All plans are contributory. None of the plans are currently funded. Postretirement and postemployment benefits expense was $1,072, $915

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

and $522 in 2006, 2005 and 2004, respectively. The unfunded accumulated postretirement benefit obligation was $6,016 as of December 31, 2006. The assumed health care cost trend rates range from 9% in 2007, decreasing ratably to 6% in 2010. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2006, by $1,280 and the 2006 benefit expense by $263. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2006 by $1,045 and the 2006 benefit expense by $207.

The following table sets forth projected benefit payments from Ambac’s defined benefit pension and postretirement plans and reflects expected future service where appropriate:

Amount
2007	$32,114
2008	129
2009	131
2010	161
2011	190
All later years	1,455

$34,180

Amounts recognized in Accumulated Other Comprehensive Income at December 31, 2006 are as follows:

2006
Net Actuarial Loss	$2,653
Prior service cost/(credit)	(366)

$2,287

Amounts recognized in Accumulated Other Comprehensive Income expected to be amortized during fiscal year 2007 are as follows:

Recognized actuarial loss	$1,737
Recognized prior service cost/(credit)	(55)

$(1,682)

Assumptions:

The following assumptions were used to determine the projected benefit obligations for the pension and postretirement plans at the measurement date (December 31) and the net periodic cost for the year:

At year end:	2006	2005
Discount rate (pension plan)	4.75%	5.50%
Discount rate (postretirement plan)	5.75%	5.50%
Rate of compensation increase	N/A	4.00%

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

During the current year:	2006	2005	2004
Discount rate (pension and postretirement plans)	5.50%	5.75%	6.00%
Expected long-term return on pension plan assets	8.25%	8.75%	8.75%
Rate of compensation increase	4.00%	4.50%	4.50%

The discount rate used in determining the projected benefit obligation for the pension plan is based on the intention to settle the plan’s liabilities in 2007. The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The return on plan assets reflects the weighted-average of the expected long-term rates of return for the security classes of investments.

Pension Plan Assets:

Prior to the decision to terminate the pension plan, Ambac employed a total return investment approach whereby a mix of equity and bond mutual funds were used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The plan strives to have diversification so that adverse or unexpected results from one security class will not have an unduly detrimental impact on the entire portfolio. The investment policy establishes a target allocation for each class which is rebalanced as deemed necessary. Target asset allocations were 40% large capitalization U.S. equity index mutual funds, 30% U.S. bond index mutual funds, 20% international equity mutual funds and 10% small capitalization U.S. equity mutual funds. At December 31, 2006, given the decision to terminate the plan, assets were invested in Treasury bonds with a 2007 maturity date.

The fair value of total plan assets at December 31, 2006 and 2005 by asset category were as follows:

	2006	2005
Equity mutual funds	—	75%
Bond mutual funds	—	25%
Treasury Bonds	100%	—

	100%	100%

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes an employer matching contribution of 50% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Effective January 1, 2007, the Compensation Committee of the Board of Directors approved an increase to the matching contribution from 50% to 100% of the employees contribution up to 6%. Ambac may also make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. The total cost of the Savings Incentive Plan was $3,757, $3,521 and $3,256 in 2006, 2005 and 2004, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

13        STOCK COMPENSATION

Stock Options:

Stock options awarded to eligible employees are exercisable and expire as specified at the time of grant. Such options are awarded based on the fair market value of the Common Stock as traded on the New York Stock Exchange on the grant date and have a term of seven years from the date of the grant. All employee stock option agreements provide that vesting is accelerated in certain circumstances, such as upon retirement, permanent disability or death.

As mentioned in Note 2, “Stock Compensation Plans”, with the adoption of SFAS 123-R, Ambac used a Monte Carlo simulation model for the 2006 stock option grant. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. In prior years’, the Black-Scholes model was used to value stock options. The assumptions for the 2006, 2005 and 2004 stock option grants are as follows:

	2006	2005	2004
Risk-free interest rate	4.3% - 4.4%	3.6%	2.6%
Expected volatility	25.3%	26.6%	28.0%
Suboptimal factor	175%	Not Applicable	Not Applicable
Dividend yield	0.80%	0.63%	0.60%
Expected life	5.23 years	4 years	4 years

The expected volatility is based on the average of implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term of the option. Utilized in the Monte Carlo simulation, the suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term of the award. For the Monte Carlo simulation model, we have adjusted the contractual term of the option for the effect of retirement-eligible participants to arrive at the expected term assumption.

A summary of option activity for the period ending December 31, 2006 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	4,338,886	$59.55
Granted	665,650	$74.45
Exercised	(1,188,442)	$51.46
Forfeited or expired	(66,275)	$73.04

Outstanding at end of year	3,749,819	$64.52	$93,115	3.6

Exercisable	1,657,930	$55.22	$56,594	2.2

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The grant date fair value of stock options granted during 2006, 2005 and 2004 were $22.25, $21.23 and $16.93, respectively. The intrinsic value for stock options exercised during 2006, 2005 and 2004 was $37,334, $25,245 and $56,990, respectively.

As of December 31, 2006, there were $12,842 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 3.2 years. Gross stock option expense for 2006, 2005 and 2004 was $15,079, $10,169 and $12,314, respectively. The net income effect from stock options for 2006, 2005 and 2004 were $5,692, $3,857, and $4,251, respectively.

Cash received from stock option exercises for 2006 was $61,190. The income tax benefits from share-based arrangements totaled $17,819 for 2006, with approximately $12,342 attributed to stock option exercises. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

RSUs:

RSUs are granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. Officers at the level of Managing Director and above, can, in lieu of the first twenty-five percent of their cash bonus, receive RSUs. These RSUs are granted at a twenty-five percent discount to the fair market value of Ambac common stock on the date of grant. These employees can elect to defer more than twenty-five percent of their cash bonus in the form of RSUs, however, the aforementioned discount does not apply. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death. As of December 31, 2006, 1,288,484 RSUs remained outstanding, of which (i) 549,995 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 738,489 units did not require future service.

Information with respect to the RSU awards is as follows:

	2006	2005	2004
RSUs awarded	260,086	270,728	380,779
Weighted average fair value per share	$75.13	$78.75	$73.65
Gross RSU expense	$22,448	$19,047	$12,547
Net income effect	$9,629	$8,011	$5,412

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

A summary of RSU activity for 2006 is as follows:

	2006
		Weighted Average Grant Date Fair Value
	Shares
Outstanding at beginning of year	1,535,309	$56.78
Granted	260,086	$75.13
Delivered	(466,865)	$43.40
Forfeited	(40,046)	$74.84

Outstanding at end of year	1,288,484	$64.62

As of December 31, 2006, there was $16,093 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.8 years. The fair value for RSUs vested during 2006, 2005 and 2004 was $8,511, $9,986 and $12,912, respectively.

14        COMMITMENTS AND CONTINGENCIES

Ambac is responsible for leases on the rental of office space. The lease agreements, which expire periodically through September 2019, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2007	$9,260
2008	9,338
2009	9,497
2010	9,944
2011	9,967
All later years	72,489

$120,495

Rent expense for the aforementioned leases amounted to $9,966, $10,018 and $8,507 for the years ended December 31, 2006, 2005 and 2004, respectively.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2006.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15        STOCKHOLDERS’ EQUITY

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued as of December 31, 2006. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, par value $0.01 per share, none of which was issued and outstanding as of December 31, 2006.

Dividends declared per share amounted to $0.66, $0.55, and $0.47 in 2006, 2005, and 2004, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

16        GUARANTEES IN FORCE

The par amount of financial guarantees outstanding were $567,578,000 and $523,247,000 at December 31, 2006 and 2005, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $519,043,000 and $479,085,000 at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding(1)
(Dollars in Millions)	2006	2005
Public Finance:
Lease and tax-backed revenue	$89,042	$82,584
General obligation	62,834	57,982
Utility revenue	38,313	36,877
Health care revenue	27,849	26,994
Transportation revenue	24,979	23,718
Higher education	22,068	20,203
Housing revenue	10,996	10,152
Other	6,181	5,556

Total Public Finance	282,262	264,066

Structured Finance:
Mortgage-backed and home equity	46,239	48,869
Pooled debt obligations	40,568	25,746
Asset-backed and conduits	34,815	32,505
Student loan	18,404	16,538
Investor-owned utilities	17,345	16,398
Other	5,212	4,296

Total Structured Finance	162,583	144,352

International Finance:
Pooled debt obligations	19,978	23,427
Asset-backed and conduits	17,863	15,356
Mortgage-backed and home equity	11,951	14,627
Investor-owned and public utilities	10,531	8,052
Sovereign/sub-sovereign	6,344	3,585
Transportation	6,303	4,951
Other	1,228	669

Total International Finance	74,198	70,667

	$519,043	$479,085

(1)	Included in the above exposures are credit derivatives. Total credit derivative net par outstanding amounted to $55,460 and $43,712 at December 31, 2006 and 2005, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2006 and 2005, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
(Dollars in Millions)	2006	2005
United Kingdom	$27,253	$22,761
Australia	6,126	5,139
Germany	5,852	5,895
Japan	4,391	4,274
Italy	2,167	1,843
Internationally diversified	19,180	22,874
Other international	9,229	7,881

Total International Finance	$74,198	$70,667

Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $887,448,000 and $801,085,000 at December 31, 2006 and 2005, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $802,694,000 and $726,612,000 as of December 31, 2006 and 2005, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 10.6% and 6.6% of the total at December 31, 2006. No other state accounted for more than five percent. The highest single insured risk represented 0.5% of the aggregate net par amount guaranteed.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $25,551,000 at December 31, 2006. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments relating to future debt issuances generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. Since these commitments may expire unused or be reduced or cancelled at the counterparty’s request, the total commitment amount does not necessarily reflect actual future guaranteed amounts.

17        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Loans: The fair values of loans is estimated based upon internal valuation models.

Derivative contracts: The fair values of interest rate swaps, currency swaps, total return swaps and structured credit derivative transactions are determined by market quotes or valuation models when market quotes are not available.

Obligations under investment, payment and investment repurchase agreements: The fair value of the liability for investment agreements, payment and repurchase agreements is estimated based upon internal valuation models.

Securities sold under agreements to repurchase: The fair value of securities sold under agreements to repurchase approximates carrying value.

Long-term Debt: The fair value of debentures is based on quoted market prices.

Accrued interest payable: The fair value of accrued interest payable approximates carrying value.

Liability for net financial guarantees written: The fair value of the liability for those financial guarantees written is based on the estimated cost to reinsure those exposures at current market rates, which amount consists of the current unearned premium reserve less prepaid reinsurance plus the present value of estimated future installment premiums, less an estimated ceding commission thereon. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off scenarios.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	As of December 31,
	2006		2005
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$16,800	$16,800	$14,735	$14,735
Fixed income securities pledged as collateral	307	307	371	371
Short-term investments	312	312	472	472
Other investments	14	14	14	14
Cash	32	32	28	28
Securities purchased under agreements to resell	273	273	419	419
Investment income due and accrued	193	193	171	171
Loans	625	805	685	858
Derivative assets	1,019	1,019	981	981

Financial liabilities:
Obligations under investment, repurchase and payment agreements	8,357	8,667	7,253	7,577
Long-term debt	992	1,019	1,192	1,228
Accrued interest payable	105	105	100	100
Derivative liabilities	667	667	808	808
Liability for net financial guarantees written:	2,722	3,508	2,638	3,314

18        INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance is subject to insurance regulatory requirements of the States of Wisconsin and New York, and the other jurisdictions in which it is licensed to conduct business.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by the Office of the Commissioner of Insurance of the State of Wisconsin. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31 and (b) the greater of (i) statutory net income for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year and (ii) the aggregate of statutory net income for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Based upon these restrictions, at December 31, 2006, the maximum amount that will be available during 2007 for payment of dividends by Ambac Assurance is approximately $370,000. Ambac Assurance paid cash dividends of $136,000, $353,400 and $103,600 on its common stock in 2006, 2005 and 2004, respectively. The 2005 amounts required regulatory approval since it exceeded the statutorily prescribed threshold.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The New York Financial Guarantee Insurance Law establishes single risk limits applicable to obligations insured by Ambac Assurance. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits compare the insured net par outstanding and average annual debt service, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2006 and 2005, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Wisconsin Insurance Department. Wisconsin has adopted the National Association of Insurance Commissioners’ statutory accounting practices (“NAIC SAP”) as a component of its prescribed accounting practices. Wisconsin’s accounting practice for changes to the contingency reserve differ from those practices of NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and release from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Statutory net income is higher than if Ambac Assurance had reported the net contributions in accordance with the Wisconsin Administrative Code by $322,786, $265,536 and $235,881 for 2006, 2005 and 2004, respectively.

Statutory capital and surplus was $3,696,876 and $3,327,484 at December 31, 2006 and 2005, respectively. Qualified statutory capital was $6,370,991 and 5,648,813 at December 31, 2006 and 2005, respectively. Statutory net income for Ambac Assurance was $788,989, $707,402 and $693,176 for 2006, 2005 and 2004, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, premiums earned, policy acquisition costs and deferred income taxes differently.

19        SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information provided below for “Corporate and Other” relates to Ambac corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Intersegment revenues consist of dividends received.

The following table is a summary of the financial information from continuing operations by reportable segment as of and for the years ended December 31, 2006, 2005 and 2004:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2006:
Revenues:
Unaffiliated customers	$1,350,980	$468,719	$12,405	$—	$1,832,104
Intersegment	55,089	(9,773)	167,338	(212,654)	—

Total revenues	$1,406,069	$458,946	$179,743	($212,654)	$1,832,104

Income before income taxes:
Unaffiliated customers	$1,197,236	$96,426	($83,449)	$—	$1,210,213
Intersegment	65,745	(13,135)	163,358	(215,968)	—

Total income before income taxes	$1,262,981	$83,291	$79,909	($215,968)	$1,210,213

Total assets	$10,690,956	$9,487,052	$89,805	$—	$20,267,813

2005:
Revenues:
Unaffiliated customers	$1,276,903	$333,901	$3,345	$—	$1,614,149
Intersegment	1,975	(3,139)	353,400	(352,236)	—

Total revenues	$1,278,878	$330,762	$356,745	($352,236)	$1,614,149

Income before income taxes:
Unaffiliated customers	$1,009,346	$80,963	($67,545)	$—	$1,022,764
Intersegment	8,867	(2,699)	350,280	(356,448)	—

Total income before income taxes	$1,018,213	$78,264	$282,735	($356,448)	$1,022,764

Total assets	$9,655,161	$8,593,256	$297,441	$—	$18,545,858

2004:
Revenues:
Unaffiliated customers	$1,163,563	$236,345	$1,656	$—	$1,401,564
Intersegment	23,255	(5,571)	108,240	(125,924)	—

Total revenues	$1,186,818	$230,774	$109,896	($125,924)	$1,401,564

Income before income taxes:
Unaffiliated customers	$987,400	$52,731	($63,349)	$—	$976,782
Intersegment	28,823	(5,779)	105,747	(128,791)	—

Total income before income taxes	$1,016,223	$46,952	$42,398	($128,791)	$976,782

Total assets	$9,167,861	$8,440,952	$64,383	$—	$17,673,196

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Gross premiums written:
United States	$709,299	$866,749	$819,321
United Kingdom	143,872	81,492	110,225
Other international	143,498	147,782	118,790

Total:	$996,669	$1,096,023	$1,048,336

Net premiums earned and other credit enhancement fees:
United States	$645,819	$651,175	$553,717
United Kingdom	77,781	64,335	60,731
Other international	147,783	150,905	150,062

Total:	$871,383	$866,415	$764,510

Internationally diversified includes significant components of domestic exposure.

20        DISCONTINUED OPERATIONS

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

Following the November 2003 announcement of the pending sale, Cadre and Ambac Securities results were reported in Ambac’s Consolidated Statements of Operations as discontinued operations. Summarized financial information for discontinued operations is as follows:

	2006	2005	2004
Total revenues	$—	$—	$469

Loss from discontinued operations	—	—	(1,349)
Income tax (benefit) expense	—	—	(60)

Net loss from discontinued operations	$—	$—	($1,289)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

21        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2006:
Gross premiums written	$219,058	$313,500	$212,335	$251,776	$996,669
Net premiums written	227,815	255,753	185,984	223,621	893,173
Net premiums earned and other credit enhancement fees	208,420	224,984	214,590	223,389	871,383
Financial guarantee net investment income	101,734	104,455	107,156	110,540	423,885
Financial services revenue	97,591	144,609	115,403	111,116	468,719
Losses and loss expenses	127	12,822	(2,543)	9,598	20,004
Financial guarantee underwriting and operating expenses	37,858	31,865	30,186	33,831	133,740
Financial services expenses	78,537	93,836	100,245	99,675	372,293
Income before income taxes	301,641	326,963	297,149	284,460	1,210,213
Net income	221,140	238,570	213,523	202,678	875,911
Net income per share:
Basic	$2.08	$2.24	$2.00	$1.90	$8.22
Diluted	$2.06	$2.22	$1.98	$1.88	$8.15

2005:
Gross premiums written	$229,221	$322,713	$238,010	$306,079	$1,096,023
Net premiums written	255,848	268,675	203,714	268,113	996,350
Net premiums earned and other credit enhancement fees	211,796	205,863	231,179	217,577	866,415
Financial guarantee net investment income	90,700	92,157	98,539	96,700	378,096
Financial services revenue	67,030	103,985	86,560	76,326	333,901
Losses and loss expenses	23,472	21,657	89,126	15,601	149,856
Financial guarantee underwriting and operating expenses	33,260	28,829	27,757	27,855	117,701
Financial services expenses	54,599	60,830	65,514	71,995	252,938
Income before income taxes	251,972	260,910	226,978	282,904	1,022,764
Net income	185,543	186,098	175,117	204,252	751,010
Net income per share:
Basic	$1.68	$1.71	$1.63	$1.92	$6.94
Diluted	$1.66	$1.69	$1.61	$1.90	$6.87

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

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

Item 9B. Other Information.

None

Part III

Item 10. Directors and Executive Officers of the Registrant.

Information relating to the Registrant’s executive officers and directors, including its audit committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be held on May 8, 2007, which will be filed within 120 days of the end of our fiscal year ended December 31, 2006 (the 2007 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11. Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2007 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2007 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2007 Proxy Statement and is incorporated herein by reference.

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

1. Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Report of Independent Registered Public Accounting Firm			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3. Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description

3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	By-laws of Ambac Financial Group, Inc., as amended through January 27, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

Exhibit Number	Description

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.09	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.10	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.12	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.13	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.14	Form of 6.15% Directly Issued Subordinated Capital Securities due February 15, 2037. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.15	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

Exhibit Number		Description

10.01	*	Employment Agreement dated as of January 27, 2004 by and between Ambac Financial Group, Inc. and Robert J. Genader. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

10.02	*+	Employment Agreement dated as of January 30, 2007 by and between Ambac Financial Group, Inc. and William T. McKinnon.

10.03	*+	Directors’ Compensation Table (effective as of July 25, 2006.)

10.04	*	Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to Ambac Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

10.05	*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 19, 2004. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.06	*+	Form of Restricted Stock Unit Award.

10.07	*+	Form of Stock Option Award.

10.08	*+	January 2007 Award of Restricted Stock Units to William McKinnon.

10.09	*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (as amended through October 24, 2006.) (Filed as Exhibit 10.39 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

10.10	*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11	*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12	*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 23, 2006. (Filed as Exhibit 10.14 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31,2005 and incorporated herein by reference.)

10.13	*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 15, 2002. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number		Description

10.14	*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999 (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1999 and incorporated herein by reference.)

10.15	*	Form of Amended and Restated Management Retention Agreement dated as of December 2, 1997. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.16	*	The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (effective as of January 1, 1995). (Filed as Exhibit 10.16 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.17	*	Amendment Number 1 to the Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan effective as of April 30, 1997. (Filed as Exhibit 10.10 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.18	*	Ambac Financial Group, Inc. Excess Benefits Pension Plan (Amended and Restated as of January 1, 1994) (As amended through October 25, 1995). (Filed as Exhibit 10.17 to Ambac Financial Group, Inc.’ Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.19	*	Amendment Number 1 to the Ambac Financial Group, Inc. Excess Benefits Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20	*	Supplemental Pension Agreement between Ambac Financial Group, Inc. and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in Ambac Financial Group, Inc.’s Quarterly Report Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference.)

10.21	*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 1995) (As amended through October 25, 1995). (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 1995, and incorporated herein by reference.)

10.22	*	Amendment Number 1 to the Ambac Financial Group, Inc. Supplemental Pension Plan effective as of April 30, 1997. (Filed as Exhibit 10.18 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description

10.23	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.24	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.25	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.26	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.27	Conformed Copy of U.S. $400,000,000 Revolving Credit Agreement, dated as of July 28, 2005 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and KeyBank, National Association, as Co-Syndication Agents and Citibank Global Markets, Inc. as Sole Book Runner. (Filed as Exhibit 10.40 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated July 28, 2005 and incorporated herein by reference.)

10.28	Amendment Number 1, dated as of July 28, 2006, to the $400,000,000 Revolving Credit Agreement dated as of July 28, 2005 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and KeyBank, National Association, as Co-Syndication Agents and Citibank Global Markets, Inc. as Sole Book Runner. (Filed as Exhibit 10.42 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 and incorporated herein by reference).

10.29	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.30	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

Exhibit Number	Description

10.31	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.32	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.33	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.34	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.35	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.36	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.37+	Master Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

10.38+	Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

10.39+	Amendment to the Master Confirmation and Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 21, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm

24.01+	Power of Attorney from Robert J. Genader.

24.02+	Power of Attorney from Michael A. Callen.

24.03+	Power of Attorney from Jill M. Considine.

Exhibit Number	Description

24.04+	Power of Attorney from W. Grant Gregory.

24.05+	Power of Attorney from Phillip B. Lassiter.

24.06+	Power of Attorney from Sean T. Leonard.

24.07+	Power of Attorney from Thomas C. Theobald.

24.08+	Power of Attorney from Laura S. Unger.

24.09+	Power of Attorney from Henry D.G. Wallace.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2006 and 2005.

+	Filed herewith.
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: February 28, 2007	By: /s/ Sean T. Leonard
Name: Sean T. Leonard
Title: Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Robert J. Genader* Robert J. Genader	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ Sean T. Leonard Sean T. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

Michael A. Callen* Michael A. Callen	Director	February 28, 2007

Jill M. Considine* Jill M. Considine	Director	February 28, 2007

W. Grant Gregory* W. Grant Gregory	Director	February 28, 2007

Phillip B. Lassiter* Phillip B. Lassiter	Director	February 28, 2007

Thomas C. Theobald* Thomas C. Theobald	Director	February 28, 2007

Laura S. Unger* Laura S. Unger	Director	February 28, 2007

Henry D.G. Wallace* Henry D.G. Wallace	Director	February 28, 2007

*	Sean T. Leonard, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ Sean T. Leonard
Sean T. Leonard Attorney-in-fact

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

Under date of February 28, 2007, we reported on the consolidated balance sheets of Ambac Financial Group, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. As discussed in Note 2 to the consolidated financial statements, in 2006 Ambac Financial Group, Inc. changed its methods of accounting for variable interest entities and stock-based compensation.

/s/    KPMG LLP

New York, New York

February 28, 2007

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2006

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$177,165	$174,022	$174,022
U.S. agency obligations	757,823	789,394	789,394
Municipal obligations	7,891,422	8,126,831	8,126,831
Mortgage- and asset-backed securities	7,007,566	7,020,737	7,020,737
Corporate obligations	691,993	719,625	719,625
Foreign obligations	269,834	276,830	276,830
Short-term	311,759	311,759	311,759
Other	13,427	14,391	14,391

Total	$17,120,989	$17,433,589	$17,433,589

.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2006 and 2005

(Dollar Amounts in Thousands Except Share Data)

	2006	2005
ASSETS
Assets:
Cash	$101	$1,695
Investments in subsidiaries	7,148,184	6,329,623
Short-term investments, at cost (approximates fair value)	65,581	65,504
Other investments (cost of $582 in 2006 and $512 in 2005)	995	865
Securities purchased under agreement to resell	—	200,000
Deferred income taxes receivable	2,393	6,726
Other assets	23,083	29,333

Total assets	$7,240,337	$6,633,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$991,804	$1,191,734
Current income taxes payable	11,129	9,722
Note payable to subsidiary	8,942	8,942
Accrued interest payable	13,467	16,966
Other liabilities	30,806	23,620

Total liabilities	1,056,148	1,250,984

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common Stock, par value $0.01 per share; authorized shares—350,000,000 at December 31, 2006 and 350,000,000 at December 31, 2005; issued shares—109,193,096 at December 31, 2006 and at December 31, 2005	1,092	1,092
Additional paid-in capital	790,168	723,680
Accumulated other comprehensive income	197,576	202,312
Retained earnings	5,454,575	4,703,256
Common Stock held in treasury at cost, 3,462,543 shares at December 31, 2006 and 3,553,650 shares at December 31, 2005	(259,222)	(247,578)

Total stockholders’ equity	6,184,189	5,382,762

Total liabilities and stockholders’ equity	$7,240,337	$6,633,746

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2006	2005	2004
Revenues:
Dividend income	$167,162	$353,400	$108,091
Interest and other income	11,812	3,345	1,824
Net realized gains (losses)	791	—	(18)

Total revenues	179,765	356,745	109,897

Expenses:
Interest expense	75,835	56,481	54,952
Operating expenses	17,063	9,959	10,683

Total expenses	92,898	66,440	65,635

Income before income taxes and equity in undistributed net income of subsidiaries	86,867	290,305	44,262
Federal income tax benefit	(28,103)	(22,090)	(22,340)

Income before equity in undistributed net income of subsidiaries	114,970	312,395	66,602
Equity in undistributed net income of subsidiaries	760,941	438,615	657,949

Net income	$875,911	$751,010	$724,551

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

(Dollars in Thousands) Years Ended December 31,	2006		2005		2004
Retained Earnings:
Balance at January 1	$4,703,256		$4,042,644		$3,390,653
Net income	875,911	$875,911	751,010	$751,010	724,551	$724,551

Dividends declared – common stock	(69,910)		(58,805)		(50,910)
Dividends on restricted stock units	(636)		—		—
Exercise of stock options	(54,046)		(31,593)		(21,650)

Balance at December 31	$5,454,575		$4,703,256		$4,042,644

Accumulated Other Comprehensive Income:
Balance at January 1	$202,312		$296,814		$266,919
Unrealized (losses) gains on securities, ($26,882), ($124,780), and $15,131, pre-tax, in 2006, 2005 and 2004, respectively (1)		(15,396)		(87,280)		8,368
Gains on derivative hedges, $9,210, $1,205, and $29,725 pre-tax in 2006, 2005 and 2004, respectively		5,149		1,122		17,851
Adjustment to initially apply FASB Statement No. 158, ($3,518) pre-tax in 2006		(2,287)		—		—
Foreign currency gain (loss)		7,798		(8,344)		3,676

Other comprehensive (loss) income	(4,736)	(4,736)	(94,502)	(94,502)	29,895	29,895

Total comprehensive income		$871,175		$656,508		$754,446

Balance at December 31	$197,576		$202,312		$296,814

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,089		$1,073
Issuance of stock	—		3		16

Balance at December 31	$1,092		$1,092		$1,089

Additional Paid-in Capital:
Balance at January 1	$723,680		$694,465		$606,468
Stock based compensation	48,669		17,986		19,223
Excess tax benefit related to share-based compensation	17,819		9,468		29,499
Issuance of stock	—		1,761		43,973
Capital issuance costs	—		—		(4,698)

Balance at December 31	$790,168		$723,680		$694,465

Common Stock Held in Treasury at Cost:
Balance at January 1	$(247,578)		$—		$—
Cost of shares acquired	(126,703)		(309,670)		(51,781)
Shares issued under equity plans	115,059		62,092		51,781

Balance at December 31	$(259,222)		$(247,578)		$—

Total Stockholders’ Equity at December 31	$6,184,189		$5,382,762		$5,035,012

(1) Disclosure of reclassification amount:		2006	2005	2004

Unrealized holding (losses) gains arising during period		($10,505)	($84,273)	$32,062
Less: reclassification adjustment for net gains included in net income		4,891	3,007	23,694

Net unrealized (losses) gains on securities		($15,396)	($87,280)	$8,368

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$875,911	$751,010	$724,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net income of Subsidiaries	(760,941)	(438,615)	(657,949)
Net realized (gains) losses	(791)	—	18
Increase (decrease) in current income taxes payable/receivable	11,238	47,804	(4,283)
Decrease (increase) in other assets	6,250	(6,188)	(1,603)
Other, net	1,695	11,757	10,534

Net cash provided by operating activities	133,362	365,768	71,268

Cash flows from investing activities:
Proceeds from sales of bonds	—	—	16,761
Proceeds from the sale of Cadre Financial Services	—	—	3,676
Purchases of bonds	—	(193,832)	—
Change in short-term investments	(77)	(29,138)	(667)
Securities purchased under agreements to resell	200,000	(200,000)	—
Other, net	721	(53)	330

Net cash provided by (used in) investing activities	200,644	(423,023)	20,100

Cash flows from financing activities:
Dividends paid	(69,910)	(58,805)	(50,910)
Proceeds from issuance of long-term debt	—	396,332	—
Payments for redemption of long-term debt	(200,000)	—	—
Issuance of common stock	—	1,764	43,989
Purchases of treasury stock	(126,703)	(309,670)	(51,781)
Proceeds from sale of treasury stock	61,013	30,608	30,073
Contribution to subsidiaries	—	(1,735)	(62,606)

Net cash (used in) provided by financing activities	(335,600)	58,494	(91,235)

Net cash flow	(1,594)	1,239	133
Cash at January 1	1,695	456	323

Cash at December 31	$101	$1,695	$456

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$245,069	$182,000	$175,000

Interest expense on debt	$79,860	$46,120	$55,166

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $197,375 in December 2005.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II—CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2006, 2005 and 2004, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV—REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2004	$1,011,911	$70,946	$36,425	$977,390	3.73%
Year ended December 31, 2005	$1,043,576	$99,673	$52,447	$996,350	5.26%
Year ended December 31, 2006	$960,372	$103,496	$36,297	$893,173	4.06%

INDEX TO EXHIBITS

Exhibit Number	Description

10.02*+	Employment Agreement dated as of January 30, 2007 by and between Ambac Financial Group, Inc. and William T. McKinnon.

10.03*+	Directors’ Compensation Table (effective as of July 25, 2006.)

10.06*+	Form of Restricted Stock Unit Award.

10.07*+	Form of Stock Option Award.

10.08*+	January 2007 Award of Restricted Stock Units to William McKinnon.

10.37+	Master Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

10.38+	Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

10.39+	Amendment to the Master Confirmation and Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 21, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co.

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney from Robert J. Genader.

24.02	Power of Attorney from Michael A. Callen.

24.03	Power of Attorney from Jill M. Considine.

24.04	Power of Attorney from W. Grant Gregory.

24.05	Power of Attorney from Phillip B. Lassiter.

24.06	Power of Attorney from Sean T. Leonard.

24.07	Power of Attorney from Thomas C. Theobald.

24.08	Power of Attorney from Laura S. Unger.

24.09	Power of Attorney from Henry D.G. Wallace.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2006 and 2005.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
+	Filed herewith.
++	Furnished herewith.