Form 10-Q
period 2007-09-30
AMBAC FINANCIAL GROUP INC
filed 2007-11-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

As of November 2, 2007, 101,549,736 shares of Common Stock, par value $0.01 per share, (net of 7,643,360 treasury shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Investments:
Fixed income securities, at fair value (amortized cost of $17,899,842 in 2007 and $16,484,257 in 2006)	$17,984,060	$16,800,338
Fixed income securities pledged as collateral, at fair value (amortized cost of $346,770 in 2007 and $311,546 in 2006)	360,799	307,101
Short-term investments, at cost (approximates fair value)	686,133	311,759
Other (cost of $13,482 in 2007 and $13,427 in 2006)	14,787	14,391

Total investments	19,045,779	17,433,589
Cash	26,814	31,868
Securities purchased under agreements to resell	—	273,000
Receivable for securities sold	97,816	12,857
Investment income due and accrued	175,215	193,199
Reinsurance recoverable on paid and unpaid losses	10,406	3,921
Prepaid reinsurance	332,373	315,498
Deferred taxes	21,319	—
Deferred acquisition costs	277,619	252,115
Loans	870,637	625,422
Derivative assets	1,000,569	1,019,339
Other assets	122,544	107,005

Total assets	$21,981,091	$20,267,813

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$3,128,278	$3,037,544
Loss and loss expense reserve	284,128	220,074
Ceded reinsurance balances payable	24,406	20,084
Obligations under investment and payment agreements	9,135,270	8,202,590
Obligations under investment repurchase agreements	135,524	154,287
Deferred income taxes	—	263,483
Current income taxes	32,312	49,920
Long-term debt	1,669,944	991,804
Accrued interest payable	116,624	105,129
Derivative liabilities	1,451,392	667,066
Other liabilities	322,449	275,670
Payable for securities purchased	30,852	95,973

Total liabilities	16,331,179	14,083,624

Stockholders’ equity:
Preferred stock	—	—
Common stock	1,092	1,092
Additional paid-in capital	836,742	790,168
Accumulated other comprehensive income	71,300	197,576
Retained earnings	5,387,639	5,454,575
Common stock held in treasury at cost	(646,861)	(259,222)

Total stockholders’ equity	5,649,912	6,184,189

Total liabilities and stockholders’ equity	$21,981,091	$20,267,813

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three and Nine Months Ended September 30, 2007 and 2006

(Dollars in Thousands Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Financial Guarantee:
Gross premiums written	$286,585	$212,335	$797,636	$744,893
Ceded premiums written	(35,095)	(26,351)	(93,016)	(75,341)

Net premiums written	$251,490	$185,984	$704,620	$669,552

Net premiums earned	$194,795	$198,533	$631,820	$603,594
Other credit enhancement fees	20,035	16,057	52,920	44,400

Net premiums earned and other credit enhancement fees	214,830	214,590	684,740	647,994
Net investment income	115,825	107,156	341,079	313,345
Net realized investment gains	3,965	1,329	5,286	2,842
Net mark-to-market (losses) gains on credit derivative contracts	(743,379)	2,572	(805,370)	9,906
Other (loss) income	(1,291)	2,952	7,214	35,367
Financial Services:
Investment income	120,603	107,501	334,476	287,484
Derivative products	1,216	2,942	7,286	10,949
Net realized investment gains	198	6,636	6,669	53,867
Net mark-to-market (losses) gains on total return swap contracts	(12,856)	(501)	(10,623)	6,540
Net mark-to-market losses on non-trading derivatives	(1,320)	(1,175)	(1,479)	(1,237)
Corporate:
Net investment income	1,225	3,545	4,147	9,941
Net realized investment gains	—	—	—	791

Total revenues	(300,984)	447,547	573,425	1,377,789

Expenses:
Financial Guarantee:
Loss and loss expenses	19,082	(2,543)	47,600	10,406
Underwriting and operating expenses	34,576	30,186	104,390	99,909
Financial Services:
Interest on investment and payment agreements	112,000	97,126	312,082	262,624
Operating expenses	3,164	3,119	9,569	9,994
Interest	22,232	19,474	63,612	58,424
Corporate	2,857	3,036	9,777	10,679

Total expenses	193,911	150,398	547,030	452,036

(Loss) income before income taxes	(494,895)	297,149	26,395	925,753
Provision for income taxes	(134,282)	83,626	628	252,520

Net (loss) income	$(360,613)	$213,523	$25,767	$673,233

Net (loss) income per share	$(3.53)	$2.00	$0.25	$6.32

Net (loss) income per diluted share	$(3.53)	$1.98	$0.25	$6.26

Weighted average number of common shares outstanding:
Basic	102,297,811	106,725,567	103,171,675	106,549,856

Diluted	102,297,811	107,737,122	103,937,780	107,473,723

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Nine Months Ended September 30, 2007 and 2006

(Dollars in Thousands)

	2007		2006
Retained Earnings:
Balance at January 1	$5,454,575		$4,703,256
Net income	25,767	$25,767	673,233	$673,233

Dividends declared—common stock	(58,241)		(50,807)
Dividends on restricted stock units	(9)		(633)
Exercise of stock options	(34,453)		(49,051)

Balance at September 30	$5,387,639		$5,275,998

Accumulated Other Comprehensive Income:
Balance at January 1	$197,576		$202,312
Unrealized losses on securities, ($213,048) and ($15,577), pre-tax in 2007 and 2006, respectively(1)		(123,299)		(8,369)
(Loss) gain on derivative hedges, ($10,464) and $1,294, pre-tax in 2007 and 2006, respectively		(6,159)		723
Foreign currency translation gain		3,182		5,086

Other comprehensive loss	(126,276)	(126,276)	(2,560)	(2,560)

Comprehensive income		$(100,509)		$670,673

Balance at September 30	$71,300		$199,752

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1 and September 30	$1,092		$1,092

Additional Paid-in Capital:
Balance at January 1	$790,168		$723,680
Share-based compensation	37,357		17,011
Excess tax benefit related to share-based compensation	9,217		15,058

Balance at September 30	$836,742		$755,749

Common Stock Held in Treasury at Cost:
Balance at January 1	$(259,222)		$(247,578)
Cost of shares acquired	(449,386)		(67,242)
Shares issued under equity plans	61,747		98,101

Balance at September 30	$(646,861)		$(216,719)

Total Stockholders’ Equity at September 30	$5,649,912		$6,015,872

(1) Disclosure of reclassification amount:
Unrealized holding losses arising during period	$(120,702)		$(7,029)
Less: reclassification adjustment for net gains included in net income	2,597		1,340

Net unrealized losses on securities	$(123,299)		$(8,369)

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Nine Months Ended September 30, 2007 and 2006

(Dollars in Thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$25,767	$673,233
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,010	2,127
Amortization of bond premium and discount	1,168	2,644
Share-based compensation	32,320	18,937
Current income taxes	(17,608)	12,555
Deferred income taxes	(192,464)	7,927
Deferred acquisition costs	(19,056)	(15,254)
Unearned premiums, net	73,859	67,742
Loss and loss expenses	57,569	(26,087)
Ceded reinsurance balances payable	4,322	(6,782)
Investment income due and accrued	17,984	(3,740)
Accrued interest payable	11,495	(446)
Change in trading account	—	(85,000)
Net mark-to-market losses (gains)	817,472	(15,209)
Net realized investment gains	(11,955)	(57,500)
Other, net	25,005	96,371

Net cash provided by operating activities	827,888	671,518

Cash flows from investing activities:
Proceeds from sales of bonds	425,394	791,749
Proceeds from matured bonds	1,340,515	1,469,416
Purchases of bonds	(3,361,022)	(3,936,857)
Change in short-term investments	(374,374)	194,271
Securities purchased under agreements to resell	273,000	219,000
Loans, net	(245,215)	41,016
Recoveries from impaired investments	6,206	50,782
Other, net	(1,956)	1,013

Net cash used in investing activities	(1,937,452)	(1,169,610)

Cash flows from financing activities:
Dividends paid	(58,241)	(50,807)
Securities sold under agreements to repurchase	—	57,000
Proceeds from issuance of investment and payment agreements	1,858,172	1,555,439
Payments for investment and payment agreement draws	(1,011,915)	(1,044,148)
Proceeds from the issuance of long-term debt	674,030	—
Capital issuance costs	(2,882)	(2,636)
Net cash collateral received	58,221	(695)
Purchases of treasury stock	(449,386)	(67,242)
Proceeds from sale of treasury stock	27,294	49,129
Excess tax benefit related to share-based compensation	9,217	15,058

Net cash provided by financing activities	1,104,510	511,098

Net cash flow	(5,054)	13,006
Cash at January 1	31,868	27,619

Cash at September 30	$26,814	$40,625

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$182,099	$195,971

Interest on long-term debt	$57,213	$55,208

Interest on investment agreements	$293,191	$259,016

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1) Background and Basis of Presentation

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world. Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Inc. Financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a fixed income obligation against non-payment of principal and interest when due. Essentially, Ambac Assurance makes payment if the obligor responsible for making payments fails to do so. A bond guaranteed by Ambac Assurance receives triple-A ratings, typically resulting in lower financing costs for the issuer and the guarantee generally makes the issue more marketable, both in the primary and secondary markets. Ambac’s financial strength ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and any reduction in these ratings could have a materially adverse affect on Ambac Assurance’s ability to compete in the financial guarantee business. Ambac Assurance provides financial guarantees for bond issues and other forms of debt financing. As an alternative to financial guarantee insurance, credit protection relating to a particular pool of assets, security or issuer can be provided through a credit derivative. Ambac provides credit protection in the global markets in credit derivative form.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”) and, in the opinion of management, reflect all adjustments necessary for a fair presentation of Ambac’s financial condition, results of operations and cash flows for the periods presented. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the full year ending December 31, 2007. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which was filed with the SEC on May 10, 2007 and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, which was filed with the SEC on August 9, 2007.

The consolidated financial statements include the accounts of Ambac and all other entities in which Ambac has a controlling financial interest. All significant intercompany balances have been eliminated. The usual condition for a controlling financial interest is ownership of a majority of the voting interests of an entity. However, a controlling financial interest may also exist in entities, such as variable interest entities (“VIEs”), through arrangements that do not involve controlling voting interests. Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(2) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations), or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities; and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time.

Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. Prepaid reinsurance represents the portion of premiums ceded to reinsurers relating to unearned premiums ceded under reinsurance contracts. As discussed in footnote 9, the accounting for premiums earned is subject to change.

(3) Loss and Loss Expenses

The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in Note (4) “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in the last paragraph of this Note, the accounting for credit loss reserves is subject to change.

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

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $166,734 and $172,644 at September 30, 2007 and December 31, 2006, respectively. The active credit reserves at September 30, 2007 and December 31, 2006 were comprised of 48 credits with net par of $1,859,994 and 55 credits with net par outstanding of $3,830,759, respectively. Included in the calculation of active credit reserves at September 30, 2007 and December 31, 2006 was the consideration of $13,222 and $6,859, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provisions for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Ambac discounts these estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

Case basis credit reserves were $117,394 and $47,430 at September 30, 2007 and December 31, 2006, respectively. The discount rate applied to case basis credit reserves was 4.50% at September 30, 2007 and December 31, 2006. The case basis credit reserves at September 30, 2007 and December 31, 2006 were comprised of 10 and 7 credits, respectively, with net par outstanding of $822,054 and $668,440, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $10,295 and $4,972 at September 30, 2007 and December 31, 2006, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $284,128 and $220,074 at September 30, 2007 and December 31, 2006, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Our liabilities for credit losses are based in part on the short-duration accounting guidance in SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The trustee (on behalf of the insured party), named beneficiary or custodian has a right to a claim payment under the financial guarantee insurance policy at the date of the first scheduled debt service payment of a defaulted security in the amount equal to the payment shortfall. We believe a loss event occurs for financial guarantee insurance products at the time the issuers’ financial condition deteriorates to an impaired credit status rather than at the time the insured party has a right to a claim payment. Because of this belief and the ambiguities discussed below in the application of SFAS 60 to the financial guarantee industry, Ambac does not believe that SFAS 60 alone provides sufficient guidance. As a result, Ambac supplements the guidance in SFAS 60 with the guidance in SFAS 5, “Accounting for Contingencies,” which calls for a loss to be accrued if it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Ambac also relies by analogy on EITF Issue 85-20, “Recognition of Fees for Guaranteeing a Loan,” which states that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS 5.

In management’s view, the accounting guidance noted above does not comprehensively address the attributes of financial guarantee insurance contracts, primarily due to the fact that SFAS 60 was developed prior to the maturity of the financial guarantee industry. Financial guarantee contracts have elements of long-duration insurance contracts in that they are generally irrevocable and extend over a period of time that may be 30 years or

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

more but are considered and reported for regulatory purposes as property and casualty insurance, normally considered short-duration contracts. The short-duration and long-duration classifications have different methods of accounting for premium revenue, deferred acquisition costs and contract liability recognition.

Ambac is aware that there are certain differences regarding the measurement of liabilities for credit losses among participants in the financial guarantee industry. Difficulties in applying the existing insurance accounting literature; such as the classification of the insurance contracts as either short-duration or long-duration to the attributes of financial guarantee insurance, different measurement models and assumptions utilized, regulatory guidance provided to certain entities, and the existence of accounting literature providing guidance with respect to liability recognition for loan guarantees are the reasons for differences among the industry participants.

In January and February of 2005, the Securities and Exchange Commission staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In September 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed guidance was issued on April 18, 2007 and the final guidance is expected to be issued in the first quarter of 2008.

(4) Derivative Contracts

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, SFAS 149 and SFAS 155, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. The valuation results from these models could differ materially from amounts that would actually be realized in the market. In accordance with the Emerging Issues Task Force (EITF) Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction. The fair value includes an adjustment for counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs.

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

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac Assurance Corporation, through its subsidiary Ambac Credit Products, enters into credit derivative transactions with various financial institutions. Management views these credit derivative transactions as an extension of its financial guarantee business, under which Ambac intends to hold its position for the entire term of the related contract. These credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in the Consolidated Statement of Operations. The fee component is reflected in “Other Credit Enhancement Fees”, and the mark-to-market gains or losses associated with fair value changes are reflected in “Net Mark-to-Market (Losses) Gains on Credit Derivative Contracts”.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provides interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services enters into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s financial guarantee credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The entire change in fair value of interest rate and currency swaps and the fee component of total returns swaps are reflected in “Derivative Product Revenues” and the mark-to-market gains or losses associated with the fair value changes on total return swaps are reflected in “Net Mark-to-Market (Losses) Gains on Total Return Swap Contracts”.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) on non-trading derivative contracts.” The net amount representing hedge ineffectiveness, recorded in “Net mark-to-market (losses) on non-trading derivative contracts” was ($1,691) and ($1,281) for the three months ended September 30, 2007 and 2006, respectively, and ($1,887) and ($1,113) for the nine months ended September 30, 2007 and 2006, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized by certain of our equity method investees to hedge the exposure to changes in cash flows caused by variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity. As of September 30, 2007, $1,630 of pre-tax deferred losses on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses include the repricing of variable-rate medium-term notes (“MTNs”).

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold or terminated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in Accumulated Other Comprehensive Income and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in Accumulated Other Comprehensive Income will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net Mark-to-Market (Losses) on Non-trading Derivative Contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts was $1,913 and $106 for the three months ended September 30, 2007 and 2006, respectively, and $1,950 and ($124) for the nine months ended September 30, 2007 and 2006, respectively. The change in fair values due to the fluctuations in foreign currency rates for these economically hedged items was ($1,542) as of September 30, 2007, which are recorded as a component of “Net Mark-to-Market (Losses) on Non-trading Derivative Contracts”.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(5) Income Taxes

On January 1, 2007, Ambac adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, which provides a framework to determine the appropriate level of tax reserves for uncertain tax positions. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. Ambac’s liability for unrecognized tax benefits was not impacted as a result of the adoption of FIN 48.

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions.

The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2001
New York State	2005
New York City	2000
United Kingdom	2005

As of September 30, 2007 and December 31, 2006, the liability for unrecognized tax benefits is approximately $61,960 and $59,600, respectively. Included in these balances at September 30, 2007 and December 31, 2006 are $38,160 and $35,800, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Over the next 12 months, Ambac estimates it may decrease federal tax reserves related to the unrecognized tax benefits by approximately $11,200 for issues that may no longer warrant a tax reserve after an expected settlement for the years 2001 through 2004.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three and nine months ended September 30, 2007 Ambac recognized interest of approximately $950 and $2,360, respectively, compared to $500 and $900 in the three and nine months ended September 30, 2006, respectively. Ambac had approximately $4,560 and $2,200 for the payment of interest accrued at September 30, 2007 and December 31, 2006, respectively.

(6) Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations issued by VIEs. Second, Ambac has sponsored two special purpose entities that issue MTNs to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Financial Guarantees:

Ambac provides financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization.

As of September 30, 2007, Ambac is the primary beneficiary and therefore consolidated a VIE under one transaction as a result of providing a financial guaranty. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $280,690 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at September 30, 2007. Ambac is subject to potential consolidation of an additional $743,000 of assets and liabilities in connection with future utilization of the VIE.

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At September 30, 2007	At December 31, 2006
Assets:
Cash	$1,334	$—
Investment income due and accrued	1,830	—
Loans	265,741	—
Other assets	12,984	—

Total assets	$281,889	—

Liabilities:
Accrued interest payable	$1,199	$—
Long-term debt	280,690	—

Total liabilities	281,889	—

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$281,889	$—

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Qualified Special Purpose Entities:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). QSPEs are not subject to the requirements of FIN 46(R) and accordingly are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of September 30, 2007, there have been 15 individual transactions processed through the QSPEs of which 10 are outstanding. In each case, a subsidiary of Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPEs and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPEs. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPEs is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchases, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of September 30, 2007, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the nine months ended September 30, 2007 and the year ended December 31, 2006 were $0 and $450,000, respectively. No gains or losses were recognized on the sales in either period. As of September 30, 2007, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities of the QSPEs was $1,985,274, $1,995,897 and $21,097, respectively. When market quotes are not available, fair values are based on internal valuation models, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4,665 and $3,774 for the nine months ended September 30, 2007 and 2006, respectively. Ambac also received fees for providing other services amounting to $179 and $200 for the nine months ended September 30, 2007 and 2006, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as “Investments in fixed income securities, at fair value” on the Consolidated Balance Sheets, were $255,952 and $258,976 as of September 30, 2007 and December 31, 2006, respectively. The beneficial interests issued to third parties, reported as “Obligations under investment and payment agreements” on the Consolidated Balance Sheets, were $248,180 and $248,415 as of September 30, 2007 and December 31, 2006, respectively. Under the terms of these beneficial interests, the investors have the contractual right to redeem their investment at any time, with five business days notice. As of September 30, 2007 and December 31, 2006, the interest rates on these beneficial interests ranged from 3.54% to 4.06% and from 2.95% to 4.01%, respectively.

(7) Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued and 101,549,070 were outstanding as of September 30, 2007. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of September 30, 2007.

In 2007, Ambac’s shares held in treasury increased due to an accelerated share repurchase program, whereby Ambac repurchased 4,459,223 shares of common stock, and other share repurchases of 599,211 shares.

(8) Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public and structured finance obligations; and (2) Financial Services, which provides investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business. Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables are a summary of financial information by reportable segment as of and for the three and nine month periods ended September 30, 2007 and 2006:

(Dollars in thousands) Three months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Consolidated
2007:
Revenues:
Unaffiliated customers	$(410,050)	$107,841	$1,225	$—	$(300,984)
Intersegment	2,225	(2,109)	47,550	(47,666)	—

Total revenues	$(407,825)	$105,732	$48,775	$(47,666)	$(300,984)

Income before income taxes:
Unaffiliated customers	$(463,708)	$(7,323)	$(23,864)	$—	$(494,895)
Intersegment	4,954	(3,948)	46,544	(47,550)	—

Total income before income taxes	$(458,754)	$(11,271)	$22,680	$(47,550)	$(494,895)

Total assets	$11,557,979	$10,319,077	$104,035	$—	$21,981,091

2006:
Revenues:
Unaffiliated customers	$328,599	$115,403	$3,545	$—	$447,547
Intersegment	13,697	(3,431)	39,371	(49,637)	—

Total revenues	$342,296	$111,972	$42,916	$(49,637)	$447,547

Income before income taxes:
Unaffiliated customers	$300,956	$15,158	$(18,965)	$—	$297,149
Intersegment	16,360	(4,143)	38,376	(50,593)	—

Total income before income taxes	$317,316	$11,015	$19,411	$(50,593)	$297,149

Total assets	$10,363,811	$9,271,167	$337,113	$—	$19,972,091

(Dollars in thousands) Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
2007:
Revenues:
Unaffiliated customers	$232,949	$336,329	$4,147	$—	$573,425
Intersegment	10,201	(9,488)	149,311	(150,024)	—

Total revenues	$243,150	$326,841	$153,458	$(150,024)	$573,425

Income before income taxes:
Unaffiliated customers	$80,959	$14,678	$(69,242)	$—	$26,395
Intersegment	18,388	(14,917)	145,806	(149,277)	—

Total income before income taxes	$99,347	$(239)	$76,564	$(149,277)	$26,395

Total assets	$11,557,979	$10,319,077	$104,035	$—	$21,981,091

2006:
Revenues:
Unaffiliated customers	$1,009,454	$357,603	$10,732	$—	$1,377,789
Intersegment	26,925	(5,546)	131,896	(153,275)	—

Total revenues	$1,036,379	$352,057	$142,628	$(153,275)	$1,377,789

Income before income taxes:
Unaffiliated customers	$899,139	$84,985	$(58,371)	$—	$925,753
Intersegment	34,917	(8,031)	128,911	(155,797)	—

Total income before income taxes	$934,056	$76,954	$70,540	$(155,797)	$925,753

Total assets	$10,363,811	$9,271,167	$337,113	$—	$19,972,091

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months		Nine Months
	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees	Gross Premiums Written	Net Premiums Earned and Other Credit Enhancement Fees
2007:
United States	$209,786	$161,974	$606,678	$517,525
United Kingdom	46,751	18,669	91,794	55,686
Other International	30,048	34,187	99,164	111,529

Total	$286,585	$214,830	$797,636	$684,740

2006:
United States	$149,866	$150,034	$534,068	$476,516
United Kingdom	32,541	27,928	106,128	60,033
Other International	29,928	36,628	104,697	111,445

Total	$212,335	$214,590	$744,893	$647,994

(9) Future Application of Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In addition, SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. With the adoption of SFAS 157, any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac is currently evaluating the implications of SFAS 157 on its financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits reporting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Ambac is currently evaluating the implications of SFAS 159 on its financial statements.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) for a proposed SFAS “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises”. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The comment period for the ED ended on June 18, 2007 and the final Statement is expected to be issued in the first quarter of 2008. The final Statement shall be applied to existing and future financial guarantee

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

insurance contracts. The cumulative effect of initially applying this final Statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. For additional disclosure regarding the ED, see “Financial Guarantee Exposure Draft” located in Management’s Discussion and Analysis.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, an amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. The decision to offset fair value amounts constitutes an accounting policy election by the entity. A reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. An entity must recognize the effect of applying FSP FIN 39-1 retrospectively as a change in accounting principle for all financial statement periods presented, unless it is impracticable to do so. Ambac is currently evaluating the implications of FSP FIN 39-1 on its financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on current expectations and the current economic environment. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among factors that could cause actual results to differ materially are: (1) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide credit markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) the policies and actions of the United States and other governments; (7) changes in capital requirements whether resulting from large numbers of downgrades in our insured portfolio or changes in rating agencies’ rating criteria with respect to financial guaranty insurers; (8) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (9) changes in accounting principles or practices that may impact Ambac’s reported financial results; (10) inadequacy of reserves established for losses and loss expenses; (11) default of one or more of Ambac Assurance’s reinsurers; (12) market spreads and pricing on insured pooled debt obligations and other derivative products insured or issued by Ambac; (13) prepayment speeds on insured asset-backed securities; and (14) other risks and uncertainties that have not been identified at this time. Ambac is not obligated to publicly correct or update any forward-looking statement if we later become aware that it is not likely to be achieved, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Introduction

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products and other financial services to clients in both the public and private sectors around the world.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a leading guarantor of public finance and structured finance obligations, has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc., Standard & Poor’s Ratings Services, and Fitch Inc. Please refer to Capital and Capital Support within the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion on these triple-A ratings’ importance to our business. Financial guarantee

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

Ambac reports its financial guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Structured Finance obligations include securitizations of a variety of asset types such as mortgage loans, home equity loans, student loans, credit card receivables, operating assets, leases, pooled debt obligations, investor-owned utilities and asset-backed commercial paper conduits originated in the U.S. Included within the operating asset sector are securitizations including aircraft, rental car fleets, shipping containers, rail cars, film rights, franchise fees, pharmaceutical royalties, and intellectual property. International Finance covers public purpose infrastructure projects, utilities, and various types of structured financings originated outside of the U.S, including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass pooled debt obligations that may include significant components of domestic exposures.

Management believes that the financial guarantee business thrives on economic cycles. For example, a strong economic environment with good or improving credit is beneficial to our financial guarantee portfolio. However, such conditions, if in place for an extended period of time, will reduce credit spreads and result in lower pricing. Conversely, in a deteriorating credit environment, credit spreads widen and pricing for our product improves. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on our portfolio could result in claims payments in excess of normal or historical expectations. Ambac’s management believes that its business is well positioned to withstand, and in fact prosper, within normal economic and business cycles. Further, Ambac’s financial guarantee business today enjoys a strong competitive position in a variety of product segments on a global scale and is positioned for further geographic product expansion. Management believes that geographic product expansion will be driven, over the long term, by critical infrastructure needs worldwide and the expansion of global credit markets.

Ambac’s Financial Services segment provides financial and investment products including investment agreements, interest rate swaps, currency swaps, and funding conduits, principally to clients of the financial guarantee business. Additionally, the Financial Services segment enters into total return swaps with professional counterparties. Ambac focuses on these businesses due to the complementary nature of the products to its financial guarantee product.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overview

Ambac’s diluted (loss) earnings per share were ($3.53) and $0.25 for the three and nine months ended September 30, 2007, a large decrease from $1.98 per diluted share in the third quarter of 2006 and a (96%) decrease from $6.26 per diluted share in the nine months ended September 30, 2006. These negative variances were primarily driven by (i) a pre-tax unrealized mark-to-market loss on credit derivative exposures of ($743.4) million or ($5.31) per diluted share and ($805.4) million or ($5.63) per diluted share for the three and nine months ended September 30, 2007, respectively, resulting from unfavorable market pricing of collateralized debt obligations with significant amounts of sub-prime residential mortgage collateral, and (ii) higher loss and loss expenses in 2007. In addition, the nine months ended September 30, 2007 earnings variance was impacted by a large gain in 2006 from the sale of three aircraft related to a previously reported defaulted enhanced equipment trust certificate (reported as “Other Income” in the accompanying Consolidated Statements of Operations). Return on average shareholders’ equity was (24.7%) and 0.6% for the three and nine months ended September 30, 2007, respectively, compared to 14.7% and 15.8% for the three and nine months ended September 30, 2006, respectively.

During the first half of 2007, Ambac completed the buyback of $400 million of its common stock under its accelerated share buyback program. The total number of shares purchased under the agreement amounted to 4.46 million common shares.

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

Critical accounting estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2006 Form 10-K filed with the SEC on March 1, 2007.

Financial Guarantee Insurance Losses and Loss Expenses. The loss reserve for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative Financial Guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that estimates probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severity assumptions; and (iv) the net par outstanding on the adversely classified credit. The loss severity assumptions and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. Our Surveillance group is responsible for designating the classified rating of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities which inform our estimates of the active credit reserves can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral;, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above.

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

For the active credit reserve component of our total reserves, as the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic or other unforeseen events could have an adverse impact on default probabilities and loss severities. Downgrades to the underlying rating of a classified credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Case basis credit reserves are only sensitive to severity assumptions because the underlying financial obligation has already defaulted (that is, a 100% probability of default).

Adjustments to our loss reserves may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Furthermore, external influences on our transactions beyond our control may result in favorable or unfavorable development on our reserves. Historically Ambac has not ceded large percentages of outstanding exposures to our reinsurers, therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at September 30, 2007:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Active credit reserves	48	$1,860	$166.7
Case reserves	10	822	107.1

Totals	58	$2,682	$273.8

(1)	Net of reinsurance recoverable on unpaid losses of $10.3 million.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that for the majority of bond types, we have not experienced claims and therefore the estimate of loss severity has remained constant. However, for certain bond types, Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities could occur over time. These four bond types are healthcare institutions, aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. These four bond kinds represent 52% of our ever-to-date claim payments. Typically, bonds insured by Ambac in the healthcare sector are secured by revenues generated by a hospital enterprise. The value of a hospital and its ability to generate revenues are primarily impacted by the essentiality of that hospital enterprise to a particular community. For example, hospitals that do not have significant competition in a community generally have more stable collateral values than facilities in communities with significant competition. Intense competition in the global airline industry and high energy costs could adversely impact our EETC transactions. We currently do not have any exposure to EETC in our classified credit portfolio. Continued increases in residential mortgage defaults as a result of fraud, foreclosures, increases in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

interest rates, unemployment and/or personal bankruptcies could adversely impact residential real estate values and the probability of default and severity of loss for our transactions. As a result of our experience to date, we note that the mortgage-backed and home equity ultimate severities have usually been less than or equal to our current severity assumption. However, our past experience had been observed during a period of rising real estate values for much of the United States and past results are no indication of future performance. When calculating modeled loss estimates for an insured CDO obligation, Ambac considers the unique attributes of the underlying collateral and transaction. It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however Ambac’s exposure to CDOs in its classified credit portfolio is currently limited.

Currently, the credits that comprise our case basis credit reserves primarily include mortgage-backed and home equities from the four bond kinds discussed above as well as transportation credits. The case basis credit reserve, net of reinsurance for mortgage-backed and home equity transactions, was approximately $60.8 million at September 30, 2007.

Generally, severity assumptions are established within our ACR for entire asset classes and therefore represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the September 30, 2007 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the appropriate bond type that presently resides within the adversely classified credit listing.

(Dollars in millions) Category	Net Par Outstanding	Increase in Reserve Estimate
Transportation	$1,074	$77
Mortgage-backed and home equity	$1,274	$74
Health care	$446	$39

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

on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Valuation results, particularly those derived from valuation models, could differ materially from amounts that would actually be realized in the market. Approximately 2% of the investment portfolio was valued using internal valuation models at September 30, 2007 and December 31, 2006.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Due to the size of both the portfolio and individual credits and correlation in our credit derivative portfolio, modest changes in factors that impact their fair value can have a large impact on any quarter’s mark-to-market gains or losses. Fair value of credit derivative contracts are primarily driven by the fair value of their underlying reference obligations which are in turn driven primarily by market perceptions of credit and liquidity risk of such reference obligation. As the credit protection provider, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Therefore we typically receive only a portion of the return demanded by securities holders as fees to provide credit protection on such securities. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps will generally be less than changes in the fair value of the underlying reference obligations. So far in the fourth quarter of 2007, we have observed a continued lack of liquidity and credit deterioration in the collateralized debt obligation market and as a result may experience future mark-to-market losses. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk” for fair value sensitivities for our credit derivative portfolio as a result of changes in credit spreads.

The net fair value of all derivative contracts at September 30, 2007 and December 31, 2006 was ($451) million and $352 million, respectively. This decrease in net asset value relates primarily to the unrealized mark-to-market loss on credit derivatives during the first nine months of 2007.

Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be more complex and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

appropriate, based on improvements in modeling techniques. Key variables used in our valuation of credit derivatives on collateralized debt obligations include the balance of unpaid notional, tenor, fair values of the underlying reference obligations and assumptions about the portion of fair value changes attributable to credit versus liquidity risk and other factors. The fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads for similar transactions.In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. Management’s judgment is applied in recording adjustments to fair value that take into account various factors, including but not limited to, credit risk, future administration costs, the bid offer spread and illiquidity due to lack of market depth. The FASB issued SFAS 157, “Fair Value Measurements” in September 2006 which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will supersede the guidance in EITF 02-3. Please refer to Note 9 of the Consolidated Financial Statements for further discussion on how SFAS 157 will impact derivative transaction gains and losses.

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2007 and 2006, and its financial condition as of September 30, 2007 and December 31, 2006.

Consolidated Net Income

Ambac’s net (loss) income for the three months ended September 30, 2007 was ($360.6) million or ($3.53) per diluted share, a decrease of $574.1 million or ($5.51) per diluted share, compared to $213.5 million, or $1.98 per diluted share in the three months ended September 30, 2006. Ambac’s (loss) before income taxes was ($494.9) million for the three months ended September 30, 2007, a decrease from income before income taxes of $297.1 million in the three months ended September 30, 2006. Of the ($494.9) million of loss before income taxes in the third quarter of 2007, ($463.7) million was from Financial Guarantee, ($7.3) million from Financial Services and $(23.9) million from Corporate, compared to $301.0 million, $15.1 million and $(19.0) million for Financial Guarantee, Financial Services and Corporate, respectively, in the third quarter of 2006. Corporate consists primarily of Ambac’s interest expense on its long-term debentures outstanding, partially offset by interest income on investments held at the parent company.

Financial Guarantee net income for the three months ended September 30, 2007 decreased primarily as a result of unrealized mark-to-market losses on credit derivative exposures driven primarily by the impact of market pricing of pooled debt obligations with significant amounts of sub-prime residential mortgage collateral, a higher provision for loss and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

loss expenses, lower other income and higher underwriting and operating expenses, partially offset by higher net investment income. The Financial Services segment decrease in the third quarter of 2007 is primarily attributable to net mark-to-market losses on total return swaps, lower net realized gains compared to the third quarter of 2006 (which included recoveries received from National Century Financial Enterprises, Inc. (“NCFE”)), as well as lower revenue from the derivative product and the investment agreement businesses.

Ambac’s net income for the nine months ended September 30, 2007 was $25.8 million or $0.25 per diluted share, a decrease of ($647.4) million compared to $673.2 million, or $6.26 per diluted share in the nine months ended September 30, 2006. Ambac’s income before income taxes was $26.4 million for the nine months ended September 30, 2007, a decrease of 97% from income before income taxes of $925.8 million in the nine months ended September 30, 2006. Of the $26.4 million of income before income taxes in the nine months ended September 30, 2007, $80.9 million was from Financial Guarantee, $14.7 million from Financial Services and $(69.2) million from Corporate, compared to $899.1 million, $85.0 million and $(58.3) million for Financial Guarantee, Financial Services and Corporate, respectively, in the nine months ended September 30, 2006.

Financial Guarantee net income for the nine months ended September 30, 2007 decreased primarily as a result of the unrealized mark-to-market losses on credit derivative exposures mentioned above, lower other income compared to the comparable period in 2006 (which included recoveries from the sale of three aircraft from a defaulted enhanced equipment trust certificate transaction), and a higher provision for loss and loss expenses, partially offset by higher net premiums earned and higher net investment income. The Financial Services segment decrease in the nine months of 2007 is primarily attributable to lower net realized gains as mentioned above, net mark-to-market losses on total return swaps and lower revenues from the derivative product and investment agreement businesses.

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

Financial Guarantee Segment

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

Ambac Assurance guaranteed $33.4 billion of gross par value bonds during the three months ended September 30, 2007, an increase of 25% from $26.7 billion during the comparable prior year period. During the nine months ended September 30, 2007, Ambac Assurance guaranteed $103.9 billion in par value debt obligations, an 8% increase from $96.5 billion in par value debt obligations guaranteed in the nine months ended September 30, 2006.

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2007 and December 31, 2006:

(Dollars in billions)	September 30, 2007	December 31, 2006
Public Finance	$300.0	$282.2
Structured Finance	176.7	162.6
International Finance	79.5	74.2

Total net par outstanding	$556.2	$519.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2007 and December 31, 2006 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2007 and December 31, 2006. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2007	December 31, 2006
AAA	18%	16%
AA	21	20
A	41	43
BBB	20	20
Below investment grade	<1	1

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type	September 30,	December 31,
(Dollars in millions)	2007	2006
Public Finance:
Transportation	$1,013	$1,264
Health care	410	404
General obligation	184	292
Tax-backed	132	134
University	30	69
Other	121	120

Total Public Finance	1,890	2,283

Structured Finance:
Mortgage-backed and home equity	1,470	848
Enhanced equipment trust certificates	621	950
Investor-owned utilities	588	509
Pooled debt obligations	68	90

Total Structured Finance	2,747	2,397

International Finance:
Transportation revenue	30	397
Public finance infrastructure	—	149
Other	38	40

Total International Finance	68	586

Grand Total	$4,705	$5,266

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has insured the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The total number of credits with Ambac Assurance ratings below investment grade were 58 and 65 at September 30, 2007 and December 31, 2006, respectively. The decrease in Public Finance transportation is primarily due to an upgrade of a transportation credit to investment grade. The increase in Structured Finance’s mortgage-backed and home equity category is due to the downgrade of six transactions. The decrease in International Finance’s transportation revenue category is due to the refinancing of the Eurotunnel credit.

Structured Finance includes exposure to sub-prime and mid-prime first and second lien residential mortgage-backed securities. Ambac has exposure to the U.S. sub-prime market through direct guarantees in our MBS portfolio, guarantees of pooled debt obligations and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool. Furthermore, Ambac has issued a $3 billion commitment to provide a financial guarantee on a pool of CDO of asset-backed securities, mostly RMBS. Currently, this pool is primarily comprised of CDOs that were originated prior to 2006 (71%) and 83% of the pool is rated AA or better (48% rated AAA). Ambac is afforded first loss protection consistent with other collateralized debt obligations noted below.

MBS Portfolio exposure:

Ambac classifies first-lien mortgage loan borrowers into three broad credit risk classes: prime, mid-prime and sub-prime. The most common statistical metric that is used to determine the credit risk of a borrower is the FICO score (Fair Isaac Credit Organization). FICO credit scores are calculated by using models and mathematical tables that assign points for different pieces of information, which in their view, best predict future credit performance. Score-model developers find predictive factors in the data that have proven to indicate future credit performance. Credit scores analyze a borrower’s credit history considering numerous factors such as: late payments, the amount of time credit has been established, the amount of credit used versus the amount of credit available, length of time at present residence and negative credit information such as bankruptcies, charge-offs, collections, etc. FICO scores range from 300 to 850. Generally, FICO scores of these three classifications are as follows: prime (FICO score over 710), mid-prime (FICO score between 640 and 710) and sub-prime (FICO score below 640). We have classified our insured exposures among these three classifications based on the predominant characteristics of the securitized loan collateral as noted within the offering circular of the RMBS transaction.

Additionally, Ambac will insure RMBS transactions that contain predominately underlying second-lien mortgage loans, such as home equity loans. A second lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and is subordinate to the first lien on the home. The borrower is obligated to make monthly payments on both their first and second lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first lien loan and any remaining funds are applied to pay off the second lien.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac insures tranches issued in RMBS, including transactions that contain risks to the above types of mortgages and risk classifications. We insure the RMBS from a given loss attachment point to the top of the capital structure. Recent downgrades by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 – 2007 period. The following tables provide details with respect to US transactions issued in specified years and underlying credit rating of Ambac’s affected RMBS book of business:

	Total Net Par Outstanding At September 30, 2007
Year of Issue * ($ in billions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$0.3	$1.2	<$ 0.1
2002	0.4	1.2	0.1
2003	0.1	2.4	0.3
2004	2.7	0.8	0.7
2005	2.3	1.6	2.3
2006	6.8	1.0	0.6
2007	5.5	0.6	2.9

Total	$18.1	$8.8	$7.0

% of Total MBS Portfolio	32.0%	15.5%	12.3%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating*	Second Lien	Sub-prime	Mid-prime
AAA	1%	6%	77%
AA	<1%	4%	19%
A	28%	37%	1%
BBB	66%	48%	3%
Below investment grade	5%	5%	0%

*	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. Ambac’s credit ratings are subject to revision at any time and do not constitute investment advice. The insured RMBS in the BBB portion of the table are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

RMBS exposure in Collateralized Debt Obligations:

Ambac’s RMBS exposure embedded in CDOs relates primarily to the asset class commonly referred to as CDO of asset backed securities or CDO of ABS. Since Ambac has established a minimum requirement for participation in these transactions to be a triple A rating from one or more of the major rating agencies, the existing transactions were executed at subordination levels that were well in excess of an initial rating agency triple A attachment point (i.e. the level of subordination that was initially required to achieve such rating). Ambac’s participation in CDO of ABS transactions is at the senior class in the capital structure. Our exposure to sub-prime RMBS embedded in CDO of ABS relates primarily to CDO of high-grade ABS transactions, but also includes CDO of mezzanine ABS transactions. At September 30, 2007, Ambac’s exposures to CDO of ABS, where the RMBS collateral represents greater than 25% of the collateral, were $29.2 billion, of which $26.2 billion related to CDO of high-grade ABS. In October 2007, the independent rating agencies downgraded a number of MBS and CDO transactions. In addition, the junior tranches of some of our CDO of ABS transactions have been downgraded or placed on the watch-list for negative rating action.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our CDO of ABS transactions contain exposures to some of these downgraded transactions, which may impact pricing of such securities. If prices of these securities are reduced, such reductions would cause mark-to-market losses in the fourth quarter of 2007.

High-grade CDO of ABS transactions are typically comprised of underlying RMBS collateral generally originally rated single A through triple A by one or more of the major rating agencies at the inception of the CDO. High-grade transactions contain a mix of sub-prime, mid-prime and prime mortgages. High-grade deals may contain components of other high-grade and mezzanine CDO exposure. These CDO components would also generally have single A through triple A ratings. The higher investment grade ratings of the underlying collateral give rise to the term “high-grade.” Ambac’s CDO of high-grade ABS exposures have underlying collateral that consists of 39% sub-prime, 36% other RMBS and 13% mezzanine CDO exposures. The current ratings of the sub-prime RMBS collateral is 8% Aaa, 41% Aa, 39% A, 8% Baa and 4% below investment grade.

CDO of mezzanine ABS transactions are structured similar to high-grade transactions. The primary difference is that the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple B originally rated tranches of sub-prime and mid-prime mortgages (at the inception of the CDO). Typically, mezzanine transactions require a more significant level of subordination to achieve triple A credit ratings because of the lower credit quality of the underlying collateral pool.

Ambac typically provides credit protection in connection with CDOs through credit default swaps that replicate the protection provided by financial guarantees. Credit default swaps are derivative contracts that are subject to mark to market accounting under generally accepted accounting principles. Ambac has tailored its credit derivative contracts to contain certain provisions that are similar to our standard insurance contracts in order to mitigate certain liquidity risk that is inherent in standard credit derivative contracts. While derivative contracts generally provide for mark-to-market termination payments in the event a derivative transaction is terminated early, Ambac has typically limited these events to its own payment default or bankruptcy.

The two key liquidity risk mitigation terms are as follows:

•

“Pay as you go” in the event of a loss - The significant majority of our credit derivatives (post 2004) are written as “pay-as-you-go”. Similar to an insurance policy execution, pay-as-you-go provides that we pay interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pay principal shortfalls upon the earlier of (i) the date on which all of the assets designated to fund the referenced obligation have been disposed of and all proceeds of those assets have been fully distributed to note holders and (ii) the legal final maturity date of the referenced obligation. Unlike the dealer credit derivative contract, our contracts do not give the buyer of protection the option to physically settle upon the occurrence of a credit event; i.e. the protection buyer cannot deliver the reference obligation and for a payment equal to the par amount of the reference obligation.

•

No collateral posting - None of our outstanding credit derivative transactions includes ratings based collateral triggers or otherwise require Ambac to post collateral regardless of its ratings or the size of the mark to market exposure to Ambac.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Public Finance:

Public Finance bond obligations par value written was $14.2 billion for the three months ended September 30, 2007, which was 53% higher than $9.3 billion of par value written in the three months ended September 30, 2006. During the nine months ended September 30, 2007 par value written was $42.7 billion, which was 35% higher than $31.7 billion of par value written in the nine months ended September 30, 2006. The increases were primarily due to higher overall market issuance, which were up 13% and 24% for the three and nine months ended September 30, 2007, respectively, partially offset by a lower percentage of bonds issued with financial guarantee insurance. The overall market issuance for the nine months of 2007 was driven by both the new money (up 19%) and refundings (up 30%) components of the market. Ambac’s market share was 28.0% and 24.0% for the three and nine months ended September 30, 2007, compared to 22.5% and 23.6% for the three and nine months ended September 30, 2006.

The table below shows the percentage, by bond type, of new Public Finance business gross par guaranteed by Ambac Assurance during the nine months of 2007 and the full year 2006.

New Business Guaranteed by Bond Type

Bond Type	Year-to-Date 2007	Full Year 2006
Public Finance:
Lease and tax-backed revenue	27%	34%
General obligation	27%	24%
Utility revenue	14%	11%
Health care revenue	9%	10%
Higher education	8%	9%
Transportation revenue	8%	6%
Housing revenue	6%	4%
Other	1%	2%

Total Public Finance	100%	100%

Structured Finance:

Structured Finance obligations par value written was $11.0 billion for the three months ended September 30, 2007, which was 14% lower than $12.8 billion of par value written in the three months ended September 30, 2006. During the nine months ended September 30, 2007, par value written was $45.5 billion, 12% lower compared to $51.6 billion in the nine months ended September 30, 2006. The decreases in Structured Finance obligations guaranteed for the three months ended September 30, 2007 were primarily due to lower pooled debt obligations and lower mortgage-backed and home equity loan securitizations, partially offset by higher student loan par guaranteed. In addition to the above, the decrease for the nine months ended September 30, 2007 also include lower asset-backed and conduits par guaranteed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The table below shows the percentage, by bond type, of new Structured Finance business gross par guaranteed by Ambac Assurance during the nine months of 2007 and the full year 2006.

New Business Guaranteed by Bond Type

Bond Type	Year-to-Date 2007	Full Year 2006
Structured Finance:
Pooled debt obligations	35%	33%
Mortgage-backed and home equity	30%	30%
Asset-backed and conduits	20%	25%
Student loan	11%	5%
Investor-owned utilities	4%	4%
Other	<1%	3%

Total U.S. Structured Finance	100%	100%

International Finance:

International Finance bond obligations par value written was $8.2 billion for the three months ended September 30, 2007, which was 78% higher than $4.6 billion of par value written for the three months ended September 30, 2006. During the nine months ended September 30, 2007, par value written was $15.7 billion, which was 19% higher than $13.2 billion of par value written for the nine months ended September 30, 2006. The increase in International Finance obligations guaranteed during the three months ended September 30, 2007 were primarily due to higher asset-backed and conduit obligations, sovereign/sub-sovereign obligations, transportation obligations and investor-owned and public utility obligations, partially offset by lower pooled debt obligations. The increase in the nine months ended September 30, 2007 is primarily due to higher asset-backed and conduit obligations and transportation obligations, partially offset by lower pooled debt and sovereign/sub-sovereign obligations.

The table below shows the percentage, by bond type, of new International Finance business gross par guaranteed by Ambac Assurance during the nine months of 2007 and the full year 2006.

New Business Guaranteed by Bond Type

Bond Type	Year-to-Date 2007	Full Year 2006
International Finance:
Asset-backed and conduits	37%	25%
Pooled debt obligations	21%	36%
Sovereign/sub-sovereign	13%	15%
Investor-owned and public utilities	11%	12%
Transportation	10%	6%
Mortgage-backed and home equity	5%	3%
Other	3%	3%

Total International Finance	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Gross Premiums Written. Gross premiums written for the three and nine months ended September 30, 2007 were $286.6 million and $797.6 million, respectively, an increase of $74.3 million or 35% from $212.3 million in the three months ended September 30, 2006 and an increase of $52.7 million or 7% from $744.9 million in the nine months ended September 30, 2006.

Up-front premiums written during the three and nine months ended September 30, 2007 were $149.0 million and $387.1 million, respectively, an increase of 121% from $67.5 million in the three months ended September 30, 2006 and an increase of 15% from $337.7 million in the nine months ended September 30, 2006. Up-front premiums written in the third quarter of 2007 saw increases in both Public and International Finance sector, partially offset by a slight decrease in the Structured Finance sector. The first nine months of 2007 saw an increase in Public Finance, partially offset by decreases in Structured and International Finance.

Installment premiums written for the three and nine months ended September 30, 2007 were $137.6 million and $410.5 million, respectively, a decrease of 5% from $144.8 million in the three months ended September 30, 2006, and an increase of 1% from $407.2 million in the nine months ended September 30, 2006. Installment premiums written in the third quarter of 2007 saw decreases in Public Finance and International Finance, partially offset by an increase in Structured Finance, while the first nine months of 2007 saw increases in both Structured and International Finance, partially offset by a decrease in Public Finance installment premiums written.

The following table sets forth the amounts of gross premiums written by type for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Public Finance:
Up-front	$123.0	$61.6	$334.1	$262.6
Installment	5.1	9.4	20.1	23.7

Total Public Finance	128.1	71.0	354.2	286.3

Structured Finance:
Up-front	5.8	5.9	22.1	22.7
Installment	75.9	72.9	230.4	225.1

Total Structured Finance	81.7	78.8	252.5	247.8

International Finance:
Up-front	20.2	—	30.9	52.4
Installment	56.6	62.5	160.0	158.4

Total International Finance	76.8	62.5	190.9	210.8

Total	$286.6	$212.3	$797.6	$744.9

Total up-front	$149.0	$67.5	$387.1	$337.7
Total installment	137.6	144.8	410.5	407.2

Total	$286.6	$212.3	$797.6	$744.9

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Management uses facultative reinsurance to cede risks in amounts greater than the maximums that can be ceded under the surplus share treaty and risks which are excluded from the surplus share treaty. Ceded premiums written for the three and nine months ended September 30, 2007 were $35.1 million and $93.0 million, respectively, an increase of $8.8 million or 33% from $26.3 million in the three months ended September 30, 2006 and an increase of $17.7 million or 24% from $75.3 million in the nine months ended September 30, 2006.

Included in ceded premiums written in the nine months ended September 30, 2006 is $37.0 million in return premiums from reinsurance contracts that were cancelled. Excluding the return premiums from the nine months ended September 30, 2006, ceded premiums written were $112.3 million. For the nine months ended September 30, 2007, ceded premiums written decreased 17% compared with the nine months ended September 30, 2006 after excluding the return premiums. Ceded premiums as a percentage of gross premiums written were 12.2% and 12.4% for the third quarter of 2007 and 2006. Ceded premiums (exclusive of the return premiums) as a percentage of gross premiums written were 11.7% and 15.1% for the nine months ended September 30, 2007 and 2006, respectively. The decline in ceded written premiums as a percentage of gross written premiums written for the nine months ended September 30, 2007 (exclusive of the return premiums) was attributable to the underwriting of larger public finance transactions during the nine months ended September 30, 2006.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees for the three and nine months ended September 30, 2007 were $214.8 million and $684.7 million, basically flat compared to $214.6 million for the three months ended September 30, 2006 and an increase of 6% from $648.0 million for the nine months ended September 30, 2006. The increase for the three months ended September 30, 2007 was primarily the result of higher normal premiums earned (which is defined as net premiums earned less refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”) and reconciled to total net premiums earned in the table below) and higher other credit enhancement fees, partially offset by lower accelerated earnings. The increase for the nine months ended September 30, 2007 compared to the prior year period is a result of higher normal premiums earned, higher accelerated earnings and higher other credit enhancement fees earned.

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2007	2006	2007	2006
Public Finance	$59.0	$58.8	$176.4	$172.7
Structured Finance	73.0	70.9	218.8	210.9
International Finance	46.4	45.1	137.4	133.9

Total normal premiums earned	178.4	174.8	532.6	517.5
Accelerated earnings	16.4	23.7	99.2	86.1

Total net premiums earned	194.8	198.5	631.8	603.6
Other credit enhancement fees	20.0	16.1	52.9	44.4

Total net premiums earned and other credit enhancement fees	$214.8	$214.6	$684.7	$648.0

Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. However, given the same underlying attributes of an insured obligation such as tenor, gross premium amount, and amortization schedule, the timing of revenue recognition may differ for premiums collected upfront versus premiums collected in installments. When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Earnings on refundings typically relate to transactions where the premium was paid up-front at the inception of the policy. Net premiums earned during the three and nine months ended September 30, 2007 included $16.4 million and $99.2 million, respectively, from accelerated earnings as compared to $23.7 million and $86.1 million for the three and nine months ended September 30, 2006, respectively. The following table provides a breakdown of accelerated earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2007	2006	2007	2006
Public Finance	$14.4	$9.1	$79.6	$48.8
Structured Finance	1.7	1.8	6.8	13.2
International Finance	0.3	12.8	12.8	16.3
Reinsurance Cancellations	—	—	—	7.7

Total accelerated earnings	$16.4	$23.7	$99.2	$86.1

Normal net premiums earned increased 2% from $174.8 million in the third quarter of 2006 to $178.4 million in the third quarter of 2007. Normal net premiums earned for the nine months ended September 30, 2007 was $532.6 million, an increase of 3% from $517.5 million in the nine months ended September 30, 2006. Normal net premiums earned for the three months ended September 30, 2007 increased 0% for Public, 3% for Structured, and 3% for International Finance, respectively, from the three months ended September 30, 2006. Normal net premiums earned for the nine months ended September 30, 2007 increased 2% for Public Finance, 4% for Structured Finance and 3% for International Finance, from the nine months ended September 30, 2006. Public Finance normal earned premium growth has been negatively impacted by the high level of refunding activity over the past two years, competitive pricing and the mix of business underwritten in recent periods. The growth in normal earned premiums in Structured Finance was driven by strong business production in asset classes such as pooled debt obligations and commercial asset-backed securities over the past several quarters. The increase in the level of growth in International Finance normal earned premium has resulted from improving deal flow.

Other credit enhancement fees, which is primarily comprised of fees received from the credit derivatives product were $20.0 million and $52.9 million for the three and nine months ended September 30, 2007, respectively, an increase of 24% from $16.1 million in the three

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

months ended September 30, 2006 and an increase of 19% from $44.4 million in the nine months ended September 30, 2006. The increases are primarily due to higher domestic credit derivative writings.

Net Investment Income. Net investment income for the three and nine months ended September 30, 2007 was $115.8 million and $341.1 million, an increase of 8% from $107.2 million in the three months ended September 30, 2006 and an increase of 9% from $313.3 million in the nine months ended September 30, 2006. The increases were primarily attributable to the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business (primarily premiums written and coupon receipts on invested assets). Investments in tax-exempt securities amounted to 78% and 77% of the total fair value of the Financial Guarantee portfolio as of September 30, 2007 and September 30, 2006, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.63% at September 30, 2007 compared with 4.65% at September 30, 2006.

Net Mark-to-Market (Losses) Gains on Credit Derivative Contracts. Net mark-to-market (losses) on credit derivative contracts for the three and nine months ended September 30, 2007 were ($743.4) million and ($805.4) million, respectively, compared to net mark-to-market gains of $2.6 million and $9.9 million in the three and nine months ended September 30, 2006, respectively. During the third quarter of 2007, a net mark-to-market loss was recorded across the entire credit derivative portfolio, with the largest declines related to collateralized debt obligations of asset-backed securitizations (“CDO of ABS”) containing sub-prime mortgage-backed securities as collateral, including CDOs containing other CDO of ABS securities as collateral (“CDO of CDO”). Unrealized losses of CDO of ABS comprised approximately 71% of the total unrealized losses for the three months ended September 30, 2007. The remainder of the mark is attributed primarily to CDOs of corporate assets, both loans and bonds. The negative mark-to-market is driven by current market concerns over the credit quality of the most recent vintages of sub-prime residential mortgage-backed securities and the recent lack of liquidity in collateralized debt obligations of the asset–backed security market resulting in a reduction in market-quoted prices on the underlying reference obligations of our credit derivatives. There were no realized net losses paid on credit derivatives for the three and nine months ended September 30, 2007 and 2006. So far in the fourth quarter of 2007, we have observed rating agency downgrades of mortgage-backed securities and CDOs, a continued lack of liquidity in the collateralized debt obligation market and continued credit deterioration and as a result Ambac may experience future mark-to-market losses.

Other (Loss) Income. Other (loss) income for the three and nine months ended September 30, 2007 was ($1.3) million and $7.2 million, respectively, compared to other income of $3.0 million and $35.4 million for the three and nine months ended September 30, 2006, respectively. Included within other (loss) income are deal structuring fees, commitment fees, aircraft revenues and equity earnings from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). Included in the three and nine months ended September 30, 2007 were ($2.6) million and $0.7 million, respectively, related to these QSPEs, compared to $2.0 million and $2.9 million for the three and nine months ended September 30, 2006, respectively. During the first quarter of 2006, Ambac Assurance sold three aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring fee revenues for the three and nine months ended September 30, 2007 of approximately $0.4 million and $1.5 million, respectively, compared to $0.4 million and $1.5 million in the three and nine months ended September 30, 2006,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $14.4 million and $14.8 million of deferred structuring fees included in “Other liabilities” on the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2007 were $19.1 million and $47.6 million, respectively, compared to ($2.5) million and $10.4 million for the three and nine months ended September 30, 2006. The increased loss provisions in 2007 are primarily the result of increases for domestic transportation and residential mortgage-backed security sectors, partially offset by a reduction in the remaining Public Finance portfolio due to improved financial conditions.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2007 and the year-ended December 31, 2006:

(Dollars in millions)	Nine Months Ended September 30, 2007	Year Ended December 31, 2006
Beginning balance of net loss reserves	$215.0	$300.6
Provision for losses and loss expenses	47.6	20.0
Losses paid	(17.7)	(126.2)
Recoveries of losses paid from reinsurers	1.9	3.9
Other recoveries, net of reinsurance	27.0	16.7

Ending balance of net loss reserves	$273.8	$215.0

The following tables provide details of net losses paid, net of recoveries received for the nine months ended September 30, 2007 and 2006 and gross case basis credit reserves and total gross loss reserves at September 30, 2007 and December 31, 2006:

(Dollars in millions)	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Net losses (recovered)/ paid:
Public Finance	$(7.4)	$5.9
Structured Finance	(0.6)	23.0
International Finance	(3.2)	(1.1)

Total	$(11.2)	$27.8

	September 30, 2007		December 31, 2006
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves(3)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves(3)
Public Finance	$51.1	$179.7	$45.7	$195.0
Structured Finance	66.3	103.6	(0.2)	21.6
International Finance	0	0.8	2.0	3.5

Total	$117.4	$284.1	$47.5	$220.1

(1)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at September 30, 2007 and at December 31, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(2)	Reinsurance recoverables on case basis credit reserves were $10.3 million and $5.0 million at September 30, 2007 and December 31, 2006, respectively.
(3)

Included in the calculation of active credit reserves at September 30, 2007 and December 31, 2006 was the consideration of $13.2 million and $5.0 million, respectively, of reinsurance which would be due to Ambac Assurance from the reinsurers, upon default of the insured obligations.

Active credit reserves were $166.7 million and $172.6 million at September 30, 2007 and December 31, 2006, respectively. The active credit reserve at September 30, 2007 and December 31, 2006 was comprised of 48 and 55 credits with net par outstanding of $1,860 million and $3,831 million, respectively. The decrease in net par outstanding of credits within the active credit reserve was driven primarily by upgrades in Hurricane Katrina-related credits, exposure paydowns, and transfers to case basis credit reserves, offset by downgrades in the residential mortgage-backed security sector. During 2007, five residential mortgage-backed transactions defaulted. Net par outstanding for these transactions was $369.1 million at September 30, 2007.

Case basis credit reserves at September 30, 2007 and December 31, 2006 were comprised of 10 credits and 7 credits with net par outstanding of $822.1 million and $668.4 million, respectively. The increase in case basis credit reserves net par is primarily due to the default of several mortgage-backed transactions.

At September 30, 2007, the expected future claim payments on credits that have already defaulted, totaled $199.3 million. Related future payments are $8.3 million, $29.4 million, $22.0 million, $16.7 million and $13.7 million for the remainder of 2007, 2008, 2009, 2010 and 2011, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2007 were $34.6 million and $104.4 million, respectively, an increase of 15% from $30.2 million in the three months ended September 30, 2006 and an increase of 5% compared to $99.9 million in the nine months ended September 30, 2006, respectively. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for the three and nine months ended September 30, 2007 and 2006:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2007	2006	2007	2006
Gross underwriting and operating expenses	$50.6	$45.7	$148.7	$144.1
Net reinsurance commissions received (1)	(9.7)	(6.9)	(25.3)	(17.9)
Operating expenses and reinsurance commissions deferred (1)	(17.4)	(19.4)	(53.0)	(53.7)
Amortization of previously deferred expenses (1)	11.1	10.8	34.0	27.4

Underwriting and operating expenses	$34.6	$30.2	$104.4	$99.9

(1)	The 2006 cancellations of reinsurance contracts disclosed above impacted the nine months net reinsurance commissions received by ($10.3) million and the amortization of previously deferred expenses by $8.1 million.

The increases in gross underwriting expenses for the three and nine months ended September 30, 2007 was primarily due to higher premium tax expenses driven by higher writings, particularly in jurisdictions with higher than average premium tax rates.

Financial Guarantee Exposure Draft (“ED”). On April 18, 2007, the FASB issued an ED for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60 “Accounting and Reporting by Insurance Enterprises”. The proposals contained within the ED are not considered final accounting guidance until the FASB completes its public due process procedures, which is expected to conclude in the first quarter 2008. The FASB’s due process procedures include obtaining the comments from its constituency, including preparers of financial statements, users of financial statements such as investors and rating agencies, and other interested parties such as auditors and regulators. The comment period ended on June 18, 2007 and a roundtable with interested parties was held on September 4, 2007.

Under the ED, Ambac would be required to recognize premium revenue, for both upfront and installment paying policies, in proportion to the insured contractual principal and interest payments made by the issuer of the insured financial obligation, rather than being recognized over the term of each maturity for upfront paying policies, or over the installment period for such policies. This change would generally result in a volatile revenue recognition pattern over the life of the insured obligation as premium would only be recognized as the insured obligation’s principal or interest is paid. Furthermore, for certain bonds such as investor-owned utilities, CDOs and many other types of asset-backed securities that do not have periodic payments, this change would result in significantly slower revenue recognition. The volatility would be most evident for insured securities whereby the principal payments are made at maturity but would also impact insured securities with customized amortization schedules. Furthermore, the majority of our insured public finance book of business has semi-annual principal and interest payments, which would cause uneven revenue recognition throughout each calendar year. For installment paying policies, the ED requires that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be recognized as investment income rather than premiums.

Ambac believes that the cumulative effect of initially applying the revenue recognition provisions of this ED to our upfront paying policies would be material to our financial statements. Additionally, the revenue recognition for insurance transactions originated after the standard’s effective date would be materially different than our current premium revenue recognition methodology. Ambac continues to evaluate the implications of the ED with regard to income recognition on installment paying policies, claim liabilities and deferred acquisition costs on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Segment

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The investment agreement business is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts may be used. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is done on a fully hedged basis with the exception of certain municipal interest rate swaps that are not hedged for the basis difference between taxable and tax-exempt interest rates. As such, changes in the relationship between taxable and tax-exempt interest rates will result in mark-to-market gains or losses.

Revenues. Revenues for the three and nine months ended September 30, 2007 were $107.8 million and $336.3 million, a decrease of 7% from $115.4 million in the three months ended September 30, 2006 and a decrease of 6% from $357.6 million in the nine months ended September 30, 2006.

The following table provides a breakdown of Financial Services revenues for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2007	2006	2007	2006
Investment income	$120.6	$107.5	$334.5	$287.5
Derivative products	1.2	3.0	7.3	10.9
Net realized investment gains	0.2	6.6	6.6	53.9
Net mark-to-market (losses) gains on total return swaps	(12.9)	(0.5)	(10.6)	6.5
Net mark-to-market losses on non-trading derivative contracts	(1.3)	(1.2)	(1.5)	(1.2)

Total Financial Services revenue	$107.8	$115.4	$336.3	$357.6

The increase in investment income for the three and nine months ended September 30, 2007 was driven by higher rates on a larger portfolio of floating rate investments in the investment agreement business. The total return swap portfolio has experienced net mark-to-market losses for the three and nine months ended September 30, 2007 as a result of credit spread widening.

Prior to 2004, realized losses included an impairment write-down of $150.2 million related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. Ambac has received cash recoveries of $90.3 million through September 30, 2007 resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements. Included in those

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

recoveries are $0 and $6.2 million received during the three and nine months ended September 30, 2007, respectively, compared to $6.6 million and $50.8 million received during the three and nine months ended September 30, 2006, respectively.

Expenses. Expenses for the three and nine months ended September 30, 2007 were $115.2 million and $321.7 million, respectively, up 15% from $100.2 million in the three months ended September 30, 2006 and up 18% from $272.6 million in the nine months ended September 30, 2006. Included in the above are interest expenses related to investment and payment agreements of $112.0 million and $312.1 million for the three and nine months ended September 30, 2007, respectively, and $97.1 million and $262.6 million for the three and nine months ended September 30, 2006, respectively. The increase was primarily related to higher rates on a larger portfolio of floating rate investment agreements, partially offset by runoff of fixed rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three and nine months ended September 30, 2007 was $22.2 million and $63.6 million, respectively, up 14% from $19.5 million in the three months ended September 30, 2006 and up 9% from $58.4 million in the nine months ended September 30, 2006. The increase is primarily attributable to the completed public offering of $400 million aggregate principal amount of Directly Issued Subordinated Capital Securities (the “DISCs”) on February 12, 2007, partially offset by the October 2006 redemption of Ambac’s $200 million 7% debentures.

Provision for Income Taxes. Income taxes for the three and nine months ended September 30, 2007 were at an effective rate of 27.1% and 2.4%, respectively, compared to 28.1% and 27.3% for the three and nine months ended September 30, 2006, respectively. The decreases in the 2007 effective tax rate is primarily due to the large unrealized mark-to-market losses recognized in the third quarter of 2007. The quarterly tax provision reflects Ambac’s estimated annual effective tax rate. As a result, in the third quarter of 2007, Ambac recognized only nine months of the income tax benefit related to the unrealized mark-to-market loss. The remainder of the tax benefit is expected to be recognized in the fourth quarter of 2007. The actual income tax benefit to be recognized will depend on the results of the fourth quarter mark-to-market adjustments.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; and (ii) external financings. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Based upon these tests, the maximum amount that will be available during 2007 for payment of dividends without regulatory approval by Ambac Assurance is $370.0 million. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Ambac Assurance paid dividends of $142.7 million and $102.0 million during the nine months ended

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

September 30, 2007 and 2006. Ambac sought and obtained regulatory approval with respect to the dividends paid in each of the first, second and third quarters of 2007, which exceeded by more than 15% the dividends paid in the first, second and third quarters of 2006, respectively. The increase was primarily necessitated by the issuance of the DISCs in February 2007.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock, purchases of its common stock in the open market and capital investments in its subsidiaries.

Based on the amount of dividends that it expects to receive from Ambac Assurance during 2007, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

A subsidiary of Ambac Financial Group provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at September 30, 2007.

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

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations pursuant to defined terms, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, the maturity of its invested assets and from time to time, by short-term inter-company loans and repurchase agreement transactions. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities of securities from its investment portfolio and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to the investment agreement business are preservation of capital by maintaining a minimum average quality rating of AA on invested assets, maximize the net interest rate spread as compared to investment agreements issued and to maintain a liquid floating rate investment portfolio, which

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

includes short-term investments, to minimize interest rate and liquidity risk. As of September 30, 2007, the investment agreement business floating rate investment portfolio approximates $7.0 billion or 87% of the investment portfolio related to the investment agreement business.

Investment agreements subject Ambac to liquidity risk associated with unscheduled withdrawals of principal allowed by the terms of the investment agreements. Ambac manages liquidity risk by characterizing our investment agreements into two broad categories, contingent and fixed. Contingent draw transactions include contractual provisions that allow the investor to withdraw principal and require minimal notice to Ambac. The vast majority of these investment agreements can only be drawn in the event that well-defined, observable events have occurred, primarily credit events. As of September 30, 2007, approximately $5.1 billion relates to contingent draw investment agreements. In addition, many of these contracts contain lock-out periods where unscheduled withdrawals are restricted and provisions which compensate Ambac for break-costs resulting from early withdrawal. As of September 30, 2007, approximately $0.7 billion of contingent draw investment agreements include provisions where our counterparty has the option to withdraw funds prior to maturity during 2007. Fixed draw investment agreements have few provisions for unscheduled withdrawals, however, if permitted, the events triggering the withdrawal are deemed to be remote, require advance notification to Ambac and most often include provisions that compensate Ambac for break costs. As of September 30, 2007, approximately $3.4 billion relates to fixed draw investment agreements, of which $1.8 billion include provisions where under remote circumstances our counterparty has the ability to withdraw funds during 2007.

Capital and Capital Support. Our insurance companies currently have triple-A financial strength ratings from Moody’s Investors Service, Inc., Standard & Poor’s Rating Services and Fitch Inc. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

The ratings assigned by Moody’s, S&P, and Fitch are subject to periodic review and may be downgraded by one or more rating agencies as a result of: changes in the views of the rating agencies, adverse developments in our financial condition or results of operations due to underwriting or investment losses. All triple-A ratings were reaffirmed in 2007. At September 30, 2007, Ambac Assurance had stockholder’s equity of $6.9 billion and soft-capital facilities of $0.8 billion. Any downgrade in our financial strength rating, or the placement of our financial strength rating on negative credit watch, would have a material adverse effect on our competitive position and our prospects for future business opportunities. Our results of operations and financial condition would be materially adversely affected by any reduction in its ratings.

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

investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28-days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Due to the timing of each of the auctions the full impact of the higher put option premium will not be realized until the fourth quarter of 2007. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During the nine months ended September 30, 2007 and 2006, Ambac Assurance incurred fees related to these perpetual put options of $2.9 million and $2.6 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively.

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

On February 12, 2007, Ambac Financial Group completed the public offering of $400 million aggregate principal amount of DISCs due 2087. The proceeds from the sale of the DISCs was used to repurchase $400 million of Ambac’s common stock pursuant to an accelerated share repurchase program. The total number of common stock purchased under the agreement amounted to 4,459,223 shares.

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

Credit Ratings and Collateral. In the event that Ambac Assurance is downgraded, Ambac may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The financial services business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $0.0 million under these contracts at September 30, 2007. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $190.6 million under these contracts at September 30, 2007. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating. The reduction in the threshold could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac Capital Services enters into total return swaps. All of our total return swaps have collateral support agreements and would require us to pledge collateral as a result of a downgrade or in the event exposure limit losses exceed a predetermined threshold amount. In addition, a downgrade of our financial strength rating below specified levels would allow total return swaps counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount. At September 30, 2007, Ambac has not pledged collateral under any of its total return swap contracts.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

Ambac manages this liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts to counterparties.

Credit Facilities. On July 30, 2007, Ambac and Ambac Assurance, as borrowers, extended its $400 million five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks (the “Banks”) from July 28, 2011 to July 30, 2012. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500 million.

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

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain as of the end of each fiscal quarter a debt-to-capital ratio, excluding debt consolidated under FIN 46, the DISCs and credit link notes, of not more than 30%, and (ii) maintain at all times total stockholders’ equity equal to or greater than $2.9 billion. The stockholders’ equity financial covenant will increase annually, in an amount equal to 15% of the prior fiscal year’s net income and 15% of the net proceeds of any future equity issuances. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Balance Sheet. Total assets as of September 30, 2007 were $21.98 billion, up 8% compared to total assets of $20.27 billion at December 31, 2006. The increase was driven by cash generated from operations during the period, partially offset by a decrease in unrealized gains in the investment portfolio due primarily to a decline in the fair values of mortgage-backed securities. As of September 30, 2007, stockholders’ equity was $5.65 billion, a 9% decrease from year-end 2006 stockholders’ equity of $6.18 billion. The decrease was primarily the result of the $400 million share buyback mentioned above and lower Accumulated Other Comprehensive Income driven by a decline in the fair values of mortgage-backed securities.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007		December 31, 2006
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$8,426.5	$8,592.8	$7,891.4	$8,126.8
Corporate obligations	769.8	785.3	692.0	719.6
Foreign obligations	303.9	321.1	269.8	276.8
U.S. government obligations	48.3	48.6	177.2	174.0
U.S. agency obligations	488.1	510.1	757.9	789.4
Mortgage-backed securities	4,654.6	4,536.8	3,653.0	3,646.2
Asset-backed securities	3,208.6	3,189.4	3,043.0	3,067.5
Short-term	686.1	686.1	311.8	311.8
Other	13.5	14.8	13.4	14.4

	18,599.4	18,685.0	16,809.5	17,126.5

Fixed income securities pledged as collateral:
U.S. government obligations	106.4	104.5	—	—
U.S. agency obligations	130.3	147.5	—	—
Mortgage-backed securities	110.1	108.8	311.5	307.1

	346.8	360.8	311.5	307.1

Total	$18,946.2	$19,045.8	$17,121.0	$17,433.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table represents the fair value of mortgage-backed securities at September 30, 2007 and December 31, 2006 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2007:
RMBS First Lien – Mid Prime	$—	$3,185.3	$—	$3,185.3
U.S. Government Sponsored Enterprise Mortgages	787.5	250.4	—	1,037.9
RMBS Second Lien	—	181.2	—	181.2
Other	7.0	234.2	—	241.2

Total	$794.5	$3,851.1	$—	$4,645.6

December 31, 2006:
RMBS First Lien – Mid Prime	$—	$2,467.3	$—	$2,467.3
U.S. Government Sponsored Enterprise Mortgages	892.6	419.0	—	1,311.6
RMBS Second Lien	—	91.2	—	91.2
Other	8.1	75.1	—	83.2

Total	$900.7	$3,052.6	$—	$3,953.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2007 and December 31, 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2007		December 31, 2006
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$805.3	$6.7	$658.5	$3.4
7–12 months	628.5	13.9	69.9	0.6
Greater than 12 months	1,187.5	11.5	1,129.3	16.7

	2,621.3	32.1	1,857.7	20.7

Corporate obligations in continuous unrealized loss for:
0 – 6 months	113.2	2.1	34.6	0.1
7 – 12 months	58.1	1.6	33.2	0.2
Greater than 12 months	57.2	2.7	50.9	0.8

	228.5	6.4	118.7	1.1

Foreign obligations in continuous unrealized loss for:
0 – 6 months	32.5	0.4	78.8	0.9
7 – 12 months	42.3	0.2	26.5	0.3
Greater than 12 months	41.4	0.3	13.1	0.2

	116.2	0.9	118.4	1.4

U.S. government obligations in continuous unrealized loss for:
0 – 6 months	59.4	1.4	23.1	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	32.2	0.5	128.4	3.1

	91.6	1.9	151.5	3.2

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	4.1	0.1	239.1	1.2
7 – 12 months	39.9	0.2	—	—
Greater than 12 months	54.3	0.8	234.1	5.2

	98.3	1.1	473.2	6.4

Mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	3,220.1	93.8	368.7	1.4
7 – 12 months	512.3	18.3	52.1	0.3
Greater than 12 months	717.7	17.3	1,067.0	24.1

	4,450.1	129.4	1,487.8	25.8

Asset-backed securities in continuous unrealized loss for:
0 – 6 months	1,586.1	23.9	58.2	0.5
7–12 months	125.9	6.2	23.4	0.3
Greater than 12 months	108.9	4.1	110.4	0.4

	1,820.9	34.2	192.0	1.2

Other in continuous unrealized loss for:
0 – 6 months	0.1	—	0.3	—
7–12 months	0.1	—	0.2	—
Greater than 12 months	—	—	—	—

	0.2	—	0.5	—

Total	$9,427.1	$206.0	$4,399.8	$59.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Management has determined that the unrealized losses in fixed income securities at September 30, 2007 are primarily attributable to the current interest rate environment and the recent lack of liquidity in the mortgage-backed security market. These mortgage-backed securities are predominately rated AAA. Ambac has concluded that unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuers; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $9,427.1 million that were in a gross unrealized loss position at September 30, 2007, below investment grade securities and non-rated securities had a fair value of $0.1 million and an unrealized loss of $0.01 million. Of the $4,399.8 million that were in a gross unrealized loss position at December 31, 2006, below investment grade securities and non-rated securities had a fair value of $0.5 million and an unrealized loss of less than $0.1 million.

There were no impairment write-downs during the three and nine months ended September 30, 2007 and $0.0 and $0.1 million during the three and nine months ended September 30, 2006, respectively. The net realized investment gains were primarily the result of the NCFE impairment recoveries received in the nine months ended September 30, 2007 and 2006. Other net realized investment gains and losses in the nine months ended September 30, 2007 and 2006 were the result of security sales made in the ordinary course of business in order to achieve Ambac’s investment objectives for the Financial Guarantee and Financial Services investment portfolios.

The following table provides the ratings distribution of the fixed income investment portfolio at September 30, 2007 and December 31, 2006:

Rating (1) : September 30, 2007:	Financial Guarantee	Financial Services	Combined
AAA	88%	91%	89%
AA	11	4	8
A	1	5	3
BBB	<1	—	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2006:
AAA	87%	91%	89%
AA	11	3	8
A	1	5	3
BBB	<1	1	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance (“insured securities”). The published ratings on these securities are triple-A by the major rating agencies as a result of the Ambac Assurance insurance policy and are reflected in the above table as AAA. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the Ambac Assurance insurance) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. At September 30, 2007, securities with a total carrying value of $666.3 million representing 3% of the investment portfolio with a weighted-average underlying rating of BBB was insured by Ambac. In determining this BBB rating, approximately $130.5 million of the securities were assigned internal ratings by Ambac.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $827.9 million and $671.5 million during the nine months ended September 30, 2007 and 2006, respectively. These cash flows were primarily provided by Financial Guarantee operations. The increase in cash provided by operating activities is primarily due to net claim recoveries in 2007 and higher net insurance premium receipts, partially offset by the proceeds from the 2006 sale of three aircraft. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments.

Net cash provided by financing activities was $1,104.5 million and $511.1 million during the nine months ended September 30, 2007 and 2006, respectively. Financing activities for the nine months ended September 30, 2007 included $846.3 million in net investment and payment agreements issued (net of investment and payment agreement draws paid) and the proceeds of the issuance of DISCs of $393.3 million, partially offset by purchases of treasury shares of $449.4 million. Financing activities for the nine months ended September 30, 2006 included $511.3 million in net investment and payment agreements issued (net of investment and payment agreements draws paid) and purchases of treasury shares of $67.2 million.

Net cash used in investing activities was $1,937.5 million during the nine months ended September 30, 2007, of which $3,361.0 million, $374.4 million and $245.2 million, was used to purchase bonds, short-term securities and loans, respectively, partially offset by proceeds from sales and maturities of bonds of $1,765.9 million. For the nine months ended September 30, 2006, $1,169.6 million was used in investing activities, of which $3,936.9 million was used to purchase bonds, partially offset by the proceeds and maturities of bonds of $2,261.2 million.

Net cash (used in) provided by operating, investing and financing activities was ($5.1) million and $13.0 million during the nine months ended September 30, 2007 and 2006, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Ambac manages a variety of risks, principally credit, market, liquidity, operational and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade of a reinsurer. Ambac Assurance held letters of credit and collateral amounting to approximately $379.2 million from its reinsurers as of September 30, 2007. The rating agencies continually review reinsurers providing coverage to the financial guarantee industry. The following table provides ceded par outstanding by financial strength rating of Ambac Assurance’s reinsurers, on a Standard and Poor’s (“S&P”) basis:

(Dollars in billions)	September 30, 2007	December 31, 2006
AAA	$21.1	$20.7
AA	34.0	27.7

Total	$55.1	$48.4

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and interest rate derivative contracts.

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates increased in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a market-to-market loss of $0.04 million at both September 30, 2007 and December 31, 2006, respectively.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

spreads of the underlying obligations change, the fair value of the related credit derivative changes. Market liquidity could also impact valuations of the underlying obligations. As such, Ambac Credit Products could experience mark-to-market gains or losses. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac offers credit derivatives to provide credit protection enabling financial institutions to hedge portfolios of credit risk achieving either economic or regulatory relief. Ambac Credit Products structures its contracts with first loss or other financial protection. Such structuring mitigates Ambac Credit Products’ risk of loss and generally reduces the mark-to-market volatility of these credit derivatives.

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

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net structured credit and total return swap derivative positions assuming immediate parallel shifts in spreads across all underlying asset classes at September 30, 2007:

(Dollars in millions) Change in Underlying Spreads	Estimated Net Cumulative Fair	Estimated Gain/ (Loss)
September 30, 2007:
100 basis point widening	$(2,025)	$(1,229)
50 basis point widening	(1,410)	(614)
25 basis point widening	(1,103)	(307)
10 basis point widening	(919)	(123)
Base scenario	(796)	—
10 basis point narrowing	(674)	122
25 basis point narrowing	(501)	295
50 basis point narrowing	(273)	523
100 basis point narrowing	(51)	745

The impact of changes in credit spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For instance, we have observed greater volatility and lower prices for CDOs containing exposure to lower investment grade RMBS. We expect these market dynamics to continue until uncertainty regarding investment grade collateral is reduced. During the third quarter of 2007, Ambac incurred net mark-to-market losses on credit derivative contracts of ($743.4) million related primarily to credit derivatives on CDOs of ABS containing sub-prime RMBS exposure and CLOs containing corporate credit risk. During the third quarter of 2007, spreads on the underlying CDO of ABS including CDO of CDO securities widened by an average of approximately 88 basis points, resulting in mark-to-market losses of ($529) million. Also during the third quarter of 2007, spreads on underlying corporate CLO obligations widened by an average of 40 basis points, causing a mark-to-market loss of ($122) million. This credit spread widening and resulting negative mark-to-market is driven by lower prices in certain structured finance asset classes which are reflected in the fair value of our credit derivatives. The lower prices were driven by uncertainty regarding the ultimate outcome of sub-prime mortgage losses and the quality of high yield corporate loans. These

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

uncertainties, along with reduced demand for certain structured asset classes, a lack of liquidity in the markets and forced selling by structured and/or leveraged investment vehicles, all combined to exacerbate pricing declines across the structured debt capital markets. In October 2007, the independent rating agencies downgraded a number of MBS and CDO transactions. Our CDO of ABS transactions contain exposures to some of these downgraded transactions, which may impact pricing of such securities. Reductions to the prices of these securities will cause mark-to-market losses in the fourth quarter of 2007.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac, has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the third quarter of 2007 and shares available at September 30, 2007:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2007	10,460	$77.28	10,460	4,189,886
August 2007	250,229	$75.55	250,229	3,939,657
September 2007	—	$—	—	3,939,657

Third quarter 2007	260,689	$75.62	260,689	3,939,657

(1)	All shares repurchased were pursuant to a stock repurchase program authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

On February 12, 2007, Ambac issued $400 million of Directly-Issued Subordinated Capital Securities (“DISCS”). Ambac used the net proceeds from the offering and additional funds to purchase $400 million worth of shares of its common stock through an accelerated share repurchase program. Common stock purchased through the accelerated share repurchase program resulted in 4,459,223 shares being acquired during the nine months ended September 30, 2007.

From October 1, 2007 through November 2, 2007, Ambac has not repurchased any shares of its Common Stock under its stock repurchase program.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.45	Ambac Financial Group, Inc. Form of Amended and Restated Management Retention Agreement.

10.46	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors as amended through October 22, 2007.

10.47	Ambac Financial Group, Inc. 1997 Equity Plan Deferred Compensation Sub-Plan for Eligible Senior Officers amended through October 22, 2007.

10.48	Ambac Financial Group, Inc. Supplemental Pension Plan amended and restated as of January 1, 2008.

10.49	Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan amended and restated as of January 1, 2007.

10.50	Form of Stock Option Award.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.07	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2007 and December 31, 2006 and for the periods ended September 30, 2007 and 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc. (Registrant)

Dated: November 9, 2007	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.45	Ambac Financial Group, Inc. Form of Amended and Restated Management Retention Agreement.

10.46	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors as amended through October 22, 2007.

10.47	Ambac Financial Group, Inc. 1997 Equity Plan Deferred Compensation Sub-Plan for Eligible Senior Officers amended through October 22, 2007.

10.48	Ambac Financial Group, Inc. Supplemental Pension Plan amended and restated as of January 1, 2008.

10.49	Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan amended and restated as of January 1, 2007.

10.50	Form of Stock Option Award.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.07	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2007 and December 31, 2006 and for the periods ended September 30, 2007 and 2006.