Form 10-K
period 2007-12-31
AMBAC FINANCIAL GROUP INC
filed 2008-02-29
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large Accelerated Filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2007 was $8,847,312,379 (based upon the closing price of the Registrant’s shares of the New York Stock Exchange on that date, which was $87.19). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of February 20, 2008, 101,633,722 shares of Common Stock, par value $0.01 per share, (net of 7,559,374 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of Ambac Financial Group, Inc.’s Proxy Statement for its 2008 Annual Meeting of Stockholders scheduled to be held on May 15, 2008 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “expect,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on Ambac’s management current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide credit markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) changes in our business plan, including our decision to discontinue writing new business in the financial services area, to significantly reduce new underwriting of structured finance business and to discontinue all new underwritings of structured finance business for six months, (7) the policies and actions of the United States and other governments; (8) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (9) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (10) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (11) inadequacy of reserves established for losses and loss expenses; (12) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (13) credit risk throughout our business, including large single exposures to reinsurers; (14) market spreads and pricing on insured collateralized debt obligations (“CDOs”) and other derivative products insured or issued by Ambac; (15) credit risk related to residential mortgage securities and CDOs; (16) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements, seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (17) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (18) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (19) operational risks, including with respect to internal processes, risk models, systems and employees; (20) the risk of decline in market position; (21) the risk that market risks impact assets in our investment portfolio; (22) the risk of credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements; (23) prepayment speeds on insured asset-backed securities; (24) factors that may influence the amount of installment premiums paid to Ambac; (25) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (26) ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (27) the risk that Ambac’s holding company structure and certain regulatory and other constraints, including adverse business performance, affect Ambac’s ability to pay dividends and make other payments; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (29) other factors described in the Risk Factors section in Part I, 1A of this Annual Report on Form 10-K and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (30) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Part I

Item 1.	Business.

INTRODUCTION

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee products (including credit derivatives) and provides other financial services to clients in both the public and private sectors around the world. Ambac was incorporated on April 29, 1991. Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services. Ambac provides financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation. Ambac Assurance is the successor to the founding financial guarantee insurance company, which wrote the first bond insurance policy in 1971. As an alternative to financial guarantee insurance credit protection is provided by Ambac Credit Products, a subsidiary of Ambac Assurance, in credit derivative format. Through its financial services subsidiaries, Ambac has provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. Please see “Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay dividends on its common stock, to pay principal and interest on its indebtedness and to pay its operating expenses. Dividends from Ambac Assurance are subject to certain insurance regulatory restrictions. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis—Liquidity and Capital Resources” located in Part II, Item 7 for further information.

Ambac’s internet address is www.ambac.com. We make available free of charge, or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

Recent Developments:

Currently, Ambac Assurance has triple-A financial strength ratings from Moody’s Investors Services, Inc. (“Moody’s”) and Standard and Poor’s Rating Services (“S&P”), and a double-A rating from Fitch Inc. (“Fitch”) (downgraded from triple-A on January 18, 2008). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement and are essential to Ambac Assurance’s ability to compete in the financial guarantee business. See “Rating Agencies” section below for further information. Considering the high levels of delinquencies and defaults within residential mortgage loans, each of these rating agencies began a review of the capital adequacy of the financial guarantee industry in the fall of 2007. In late December 2007, following the rating agency reviews, Ambac Assurance’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s; however, Fitch placed Ambac’s triple-A rating on “rating watch negative” and stated that Ambac Assurance had a modeled $1 billion capital shortfall. On January 16, 2008, Moody’s put Ambac Assurance’s triple-A rating on review for possible downgrade. On January 18, 2008, S&P placed Ambac Assurance’s triple-A financial strength rating on Credit Watch Negative. On January 18, 2008, Fitch downgraded Ambac Assurance’s insurance financial strength rating to double-A (“ratings watch negative”). On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple A rating, but kept it on Credit Watch Negative. On February 29, 2008, Moody’s publicly announced that it is continuing a review for possible downgrade that was initiated on January 16. 2008. Based on an updated assessment of Ambac Assurance’s mortgage risk, Moody’s believes that Ambac Assurance’s capital exceeds the minimum Aaa standard but falls below the Aaa target level. Moody’s further stated that Ambac is actively pursuing capital strengthening activities that, if successful, are expected to result in Ambac Assurance meeting Moody’s current estimate of the Aaa target level. There have been a number of recent developments with respect to ratings actions by the rating agencies. In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then current publicly available information. These ratings actions have had a significant impact on Ambac Assurance’s ability to compete in the financial guarantee business. Please refer to Part I, Item 1 “Business – Business Segments – Financial Guarantee” below for further discussion as to its impact on the U.S. public finance and asset-backed and international markets.

Currently, Ambac Financial Group’s long-term senior unsecured debt is rated “AA” by S&P (negative outlook), “Aa2” by Moody’s (review for possible downgrade) and A by Fitch (Rating Watch Negative).

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007.

In recent months, we have undertaken a review of all our business units. In conducting this review, we considered the risk exposure within each business (including our view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages.

As a result of this review, in connection with our efforts to raise capital and maintain our triple-A ratings, we expect to:

•

Emphasize our public finance business (including municipal finance, healthcare and global utilities) and refocus our structured finance business (including emphasizing segments of the global infrastructure market, student loans, leasing & asset finance and structured insurance). Many of the above businesses will be subject to revised underwriting and risk management guidelines;

•	Suspend underwriting all structured finance businesses (domestic and international), for six months in order to accumulate capital;

•

Discontinue underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions;

•	Discontinue the execution of credit enhancement transactions in credit default swap format;

•	Discontinue writing new Financial Services business; and

•	Focus on reducing single risk concentrations across our portfolio.

We also will reduce the quarterly dividend payable on our common shares to $.01 per share.

Notwithstanding these actions, management remains confident that its claim paying ability is adequate to support policyholder liabilities.

In addition, Ambac is in the process of evaluating several options related to its capitalization which are focused on maintaining Ambac Assurance’s triple-A financial strength rating from the major rating agencies. These options may include a plan to raise additional capital. In the event that we do not maintain our triple-A ratings, we believe that we can execute a significantly reduced business plan and operate with double-A ratings that will include Structured Finance, International and reinsurance across a variety of bond types. In that circumstance, we expect to accumulate capital and position ourselves to regain our triple-A ratings. Ambac will continue to work closely with the regulators and the rating agencies to design and implement a strategy to address the credit issues within its portfolio and to preserve and grow the business franchise.

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a fixed income obligation against non-payment of principal and interest when due. Essentially, Ambac Assurance or Ambac Assurance UK makes payments if the obligor responsible for making payments fails to do so. Ambac Assurance and its subsidiaries serve the global capital markets by providing financial guarantee insurance for public finance and structured finance obligations. Total net premiums earned and other credit enhancement fees from external customers, by geographic location of risk is discussed in Part II, Item 8 under Note 19 of Notes to Consolidated Financial Statements. Both issuers and investors benefit from financial guarantee insurance. Issuers typically benefit when the insurance has the effect of lowering their cost of borrowing because the insurance premium is less than the value of the spread between the yield on the insured obligation (carrying the credit rating of Ambac Assurance) and the yield of the uninsured obligation. Financial guarantee insurance also typically increases the marketability of obligations issued by infrequent or unknown issuers or in connection with complex financings. Investors generally benefit from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying obligor, monitoring and remediation by Ambac on insured transactions and added protection against a potential loss in the event that the obligor defaults on its obligation. As a result of the actions by the rating agencies in the fourth quarter of 2007 and the beginning of 2008, obligations guaranteed by Ambac Assurance and other financial guarantors have experienced significantly greater price volatility and reduced liquidity, thereby reducing some of the benefit noted above.

In certain floating rate insured transactions, the issuer of insured securities is party to an interest rate swap that hedges their risk to interest rates effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the issuer’s obligations under both the insured securities and the derivative contract.

As an alternative to financial guarantee insurance, credit protection relating to a particular pool of assets, security or issuer can be provided through a credit derivative. Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance, provides credit protection in the global markets in credit derivative form. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by Ambac Credit Products are insured by Ambac Assurance. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about credit derivatives.

Ambac Assurance and its subsidiaries also guarantee or provide credit protection on obligations already carrying insurance from other financial guarantors, with Ambac Assurance obligated to pay only upon a default by both the underlying obligor and the original financial guarantor. At December 31, 2007, Ambac provided credit protection for $1.7 billion outstanding par on these obligations, primarily through the issuance of credit derivatives. The weighted-average rating of these underlying obligations, excluding the guarantee from other financial guarantors, was BBB+ at December 31, 2007.

In addition to the guarantees on fixed income obligations described above, Ambac Assurance, from time to time, enters into transactions that expose the company to risks which may not be correlated to credit risk, for example, market risk, weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac underwrites such risks so that a substantial level of first loss protection would have to be exhausted before Ambac would become liable in respect of such risks. Additionally, Ambac underwrites such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

Ambac Assurance seeks to minimize the risk inherent in its financial guarantee portfolio by maintaining a diverse portfolio which spreads its risk across a number of criteria, including issue size, type of obligation, geographic area and obligor.

Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) certain structuring and other fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 19 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

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

Prior to the rating agency actions on Ambac Assurance and other financial guarantors, the business environment was extremely competitive stemming from bank funding, the uninsured market, senior/subordinate securitizations, other providers of credit derivatives and other triple-A rated financial guarantors. This increased competition had an adverse impact on pricing. In the fall of 2007, each of the major rating agencies (S&P, Moody’s and Fitch) began a review of the capital adequacy of the financial guarantee industry. As a result of their reviews, the major rating agencies have recently (i) changed their rating outlook for certain financial guarantors to “negative”, (ii) placed certain financial guarantee insurers on review for a possible downgrade, and (iii) downgraded certain financial guarantee insurers. Certain financial guarantors had their current ratings affirmed as “stable”. Distress in the current credit environment has produced credit spread widening. However, due to the uncertainty of Ambac’s ratings as indicated above, Ambac’s business has been limited and we have not been able to benefit from the pricing environment. As a result of these actions and the uncertainty regarding future actions to be taken by the rating agencies, Ambac Assurance has been placed at a competitive disadvantage in all three of the financial guarantee markets: public finance, structured finance and international finance. See “Competition” section below for further information.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market.

U.S. Public Finance Market

The U.S. public finance market includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, housing, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services. Although Ambac Assurance guarantees the full range of public finance obligations, Ambac Assurance concentrates on those projects that require more structuring skills. Certain projects, which had been financed by the local or U.S. government alone, are now being financed through public-private partnerships. In these transactions, debt service on the bonds, rather than being paid solely by tax revenues or other governmental funds, is being paid from a variety of revenue sources, including revenues derived from the project itself. Examples of these transactions include toll road financings, stadium financings, student housing and military housing. In the U.S. public finance market, an issuer typically pays an up-front premium to Ambac Assurance at the time the policy is issued. Premiums are usually quoted as a percentage of the total amount of principal and interest that is scheduled to become due during the life of the insured bonds. The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
1998	204.7	82.0	286.7	28.6	145.5	50.7
1999	189.3	38.3	227.6	16.8	105.6	46.4
2000	181.3	19.5	200.8	9.7	79.3	39.5
2001	223.5	64.7	288.2	22.4	134.4	46.6
2002	266.7	92.1	358.8	25.7	178.9	49.9
2003	288.7	95.0	383.7	24.8	190.7	49.7
2004	271.7	88.4	360.1	24.5	192.7	53.5
2005	277.6	130.7	408.3	32.0	233.0	57.1
2006	309.5	79.1	388.6	20.3	184.8	47.5
2007	351.4	76.2	427.6	17.8	201.0	47.0

Source: Amounts are reported by The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

Changes in volume of public finance bond issuance during this period are primarily attributable to changes in refunding activity related to the then-current interest rate environment, along with the issuers’ new money requirements. Volume since 2002 has exceeded historical levels as a result of the low interest rate environment and considerable infrastructure finance needs. Insured volume as a percentage of total volume (“insured penetration”) during 2004 through 2005 increased, largely the result of budget deficits experienced by municipalities and the corresponding flight to quality by investors. Beginning December 2007, insured penetration was reduced significantly as a result of the uncertainty regarding the financial stability of the financial guarantors, including Ambac Assurance. This has also caused a reduction in new issuances as certain municipalities either (i) delayed issuance, or (ii) were unable to find purchasers for their obligations, given that their issuance was not going to be insured by a financial guarantor.

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

Ambac Assurance also provides financial guarantees on public finance bonds outstanding in the secondary market that are typically purchased by an institution to hedge or facilitate the sale of bonds in its portfolio or inventory. Historically, the financial guarantee increases the sale price of bonds (typically by an amount greater than the cost of the policy) and affords a wider secondary market and therefore greater marketability to a given issue of previously issued bonds. Ambac’s ability to underwrite insurance policies in the secondary market has also been adversely impacted by the actions of the rating agencies. As is the case with new issues, the premium is generally payable in full at the time of policy issuance. Ambac Assurance employs the same underwriting standards on secondary market issues that it does on new public finance issues. For secondary market transactions, Ambac is generally not afforded the same level of control over credit remediation as a new issue insurance policy.

Ambac Assurance guaranteed gross par of $52.3 billion, $43.1 billion and $53.8 billion in 2007, 2006 and 2005, respectively, in the U.S. public finance market. Public Finance new business guaranteed represented 41%, 35% and 43% of total gross par guaranteed for 2007, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further information.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2007:

(Dollars in Millions)	Ambac Ratings (1)	Net Par Outstanding	% of Total Net Par Outstanding
California State – GO	A+	$3,109	0.6%
New Jersey Transportation Trust Fund Authority – Transportation System	A+	2,162	0.4%
Washington State – GO	AA	1,879	0.4%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,838	0.4%
MTA, NY, Transportation Revenue (Farebox)	A	1,724	0.3%
California Department of Water Resources, Power Supply	A	1,694	0.3%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,488	0.3%
New Jersey Economic Development Authority – School Facilities Construction	A+	1,440	0.3%
New Jersey Turnpike Authority Revenue	A	1,374	0.3%
Massachusetts Commonwealth – GO	AA	1,327	0.3%

Total		$18,035	3.4%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

U.S. Structured Finance Market

As described above in part I, Item 1, “Introduction”, as part of its plan to raise additional capital and maintain triple-A ratings, Ambac has reduced or expects to suspend, discontinue or limit, its participation in various parts of the structured finance sector in 2008; our review of our activities in this sector is ongoing. In addition, we have been able to write only a limited amount of new financial guarantee business since November 2007. Following is a description of our participation in the structured finance sector to date.

Financial guarantees of securities in the U.S. structured finance market are typically issued in connection with transactions in which the securities being issued are secured by or payable from a specific pool of financial or cash flow generating assets. This pool of assets has an identifiable cash flow or market value and is generally held by a special purpose entity. Structured finance obligations insured by Ambac Assurance generally have the benefit of over-collateralization and/or other forms of credit enhancement to mitigate credit risks associated with the related assets. These forms of credit enhancement are designed to absorb the expected losses in these transactions.

Structured Finance includes the securitization of a variety of asset types such as mortgage loans, home equity loans, auto loans, student loans, credit card debt, leases, operating assets and CDOs where the majority of the underlying collateral risks are situated in the United States. Additionally, Ambac’s Structured finance business encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, rental car, shipping container and rail cars fleets, as well as film rights, franchise fees, pharmaceutical royalties, and intellectual property. Included within CDOs are transactions that contain significant risks to the Residential Mortgage-Backed Securities (“RMBS”) market, including subprime borrowers. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Residential Mortgage-Backed Securities Exposures” for further discussion.

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

Structured Finance also includes the credit enhancement of CDOs. These transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities, including exposure to subprime residential mortgages (the “Securitized Assets”). The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the Securitized Assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac), the structure allows the transaction to experience defaults among the Securitized Assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee only covers a senior layer of debt. A subordinated layer of debt is either retained by the seller or sold off in the form of equity and mezzanine debt to other investors; these subordinated layers absorb losses before the senior layer experiences any loss. In the case of excess spread, the Securitized Assets generate cash flow in the form of interest that is in excess of the interest payments on the related debt. Ambac has participated in CDO transactions whereby the underlying collateral contains other CDO assets (commonly referred to as CDO squared) or mezzanine tranches of RMBS securities. As a result of these underlying securities forming the collateral pool, the senior debt holders or guarantor is not afforded the same control rights or structural protection that is present in Ambac’s remaining guaranteed portfolio of CDOs. Currently, Ambac has $2.9 billion of risk to these transactions.

Unlike the public finance market in which a substantial portion of the deals are bid competitively by the financial guarantors, the U.S. structured finance market is often a negotiated one. The financial guarantor will work directly with the investment bank or client to create an acceptable structure once having been awarded the business. Ambac participates in these markets through the issuance of financial guarantee insurance policies and credit default swaps.

The U.S. structured finance market in which Ambac provides financial guarantees is broad and varied, comprising public issues, private placements and bank loans. The increasing array of classes of assets securitized or guaranteed, and the ongoing rapid changes to the market, makes estimating the aggregate size of the market that we participate in difficult. Similar to the U.S. public finance market, the U.S. structured finance market has been adversely impacted by the rating agency actions including those with respect to Ambac Assurance, other financial guarantors as well as CDO and MBS securities.

Premiums for structured finance policies are typically based on a percentage of principal insured. Structured finance premiums are generally collected periodically (e.g., monthly, quarterly or annually) from the cash flow generated by the underlying assets, and on occasion, can be collected in a single payment at policy inception date.

Ambac Assurance guaranteed gross par of $53.6 billion, $62.4 billion and $58.8 billion in 2007, 2006 and 2005, respectively, in the U.S. structured finance market. U.S. Structured Finance new business guaranteed represents 43%, 50% and 47% of total gross par guaranteed for 2007, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2007:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding (2)	% of Total Net Par Outstanding
CDO of ABS < 25% MBS	AAA	$2,700	0.5%
Private Commercial Asset-Backed Transaction	BBB+	2,425	0.5%
Kleros Preferred Funding VI, Ltd	A	2,397	0.5%
Iowa Student Loan Liquidity Corporation Revenue Bonds	A	2,168	0.4%
Ridgeway Court Funding II, Ltd	AA-	1,942	0.4%
Diversey Harbor ABS CDO, Ltd	AA-	1,868	0.3%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	BBB+	1,827	0.3%
Vermont Student Assistance Corporation Revenue Bonds	A	1,779	0.3%
Belle Haven ABS CDO 2006-1, Ltd	A	1,667	0.3%

Total		$18,773	3.6%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Ambac also has an outstanding commitment to provide a $2,934 financial guarantee on a pool of ABS CDO securities. Ambac has rated this exposure BBB+. For additional discussion, see “Residential Mortgage-backed Securities Exposure” within Part II, Item 7.

International Finance Market

As described above in part I, Item 1, “Introduction,” as part of its plan to raise additional capital and maintain triple-A ratings, Ambac has reduced, or expects to suspend, discontinue or limit, its participation in various parts of the structured finance sector in international markets in 2008; our review of our activities in this sector is ongoing. Following is a description of our participation in the structured finance sector in international markets to date.

Outside of the United States, structured finance issuers, utilities, sub-sovereigns, banks and investors have used financial guarantee products, particularly in markets throughout Western Europe. In the United Kingdom, ongoing privatization efforts have shifted certain risks associated with the development or operation of infrastructure projects from the government to market participants, thus prompting sponsors to secure long term financing and investors in such projects to seek the security of financial guarantee products. These privatization efforts are currently being initiated in most other European countries and Australia as well.

While the principles of securitization have been increasingly applied in overseas markets, development in particular countries has varied as a result of the relative sophistication of the local capital markets, level of bank disintermediation and the impact of legal and financial regulatory requirements. It is anticipated that securitization will continue to expand internationally, albeit at varying rates in each country. Ambac Assurance UK Limited, insures a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole company securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations.

Ambac Assurance’s strategy in the international markets is to strengthen its franchise in developed markets by focusing on high quality infrastructure, structured finance, securitization, and utility finance transactions, and in emerging markets by focusing on future flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) in domestic securitizations and infrastructure financings.

Ambac UK, which is authorized and regulated in the United Kingdom to provide certain classes of general financial guarantees (and is also authorized to conduct business throughout much of the European Union), has been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and the European Union. In 2005, Ambac UK established a branch office in Milan, Italy. Ambac UK has entered into net worth maintenance and reinsurance agreements with Ambac Assurance pursuant to which Ambac Assurance provides capital support to Ambac UK.

Ambac Assurance is party to an alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”), one of the largest property and casualty insurance companies in Japan. Although the development of the Japanese securitization market has been slow, Ambac has established a strong franchise in the consumer finance and whole business securitization sectors.

European securitization issuance achieved record levels in 2007, despite market turmoil. Residential mortgage-backed, collateralized debt obligations and commercial mortgage-backed sectors represented more than 89% and 85% of total issuance in 2007 and 2006, respectively. Tight credit spreads during 2007 continued to impact the volume available for insurance by Ambac. Accordingly, while active in other sectors, Ambac UK did not underwrite any mortgage-backed transactions in 2007 and has not done so since 2004. The following table sets forth the volume of new issues European securitizations:

(€ in Billions)	Total Volume
2001	152.6
2002	157.7
2003	217.3
2004	243.5
2005	327.0
2006	458.9
2007	461.0

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

Ambac Assurance guaranteed gross par of $20.1 billion, $19.0 billion and $12.7 billion in 2007, 2006 and 2005, respectively, in the international market. International Finance new business guaranteed represented 16%, 15% and 10% of total gross par guaranteed for 2007, 2006 and 2005, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2007:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	A +	$2,565	0.5%
CDO of IG Corporate	AAA	1,970	0.4%
Telereal Securitisation plc	AA -	1,845	0.4%
Punch Taverns Finance plc-UK Pub Securitisation	A	1,776	0.3%
Synthetic RMBS	AAA	1,261	0.2%
Romulus Finance s.r.l	BBB	1,086	0.2%
Synthetic RMBS	AAA	1,076	0.2%
Tubelines (Finance) plc	A	1,051	0.2%
Metro net Rail (2)	BIG	1,022	0.2%
Synthetic RMBS	AAA	1,022	0.2%

Total		$14,674	2.8%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Metronet BCV and SSL are separate operating corporate entities with distinguishable risk features. Individually they would not appear on this list, however their exposures are aggregated to reflect common business and financial issues currently confronting each company. This transaction’s rating was upgraded to AA in 2008.

Risk Management

In 2008, Ambac announced that it has reorganized the risk management function. This reorganization contemplates structural and process-related changes related to risk management at Ambac, with an increased emphasis on risk-adjusted returns.

All risk management responsibilities are now consolidated in a newly created Chief Risk Officer position. The Chief Risk Officer is responsible for credit risk management; capital management and deployment; and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac. The Chief Risk Officer is also empowered to veto any transaction that has been approved by the relevant credit committee. However, the CEO may override the Chief Risk Officer’s veto, upon notice to the Chairman of the Audit and Risk Assessment Committee of Ambac’s Board of Directors. The Chief Risk Officer reports to the Board of Directors on a “dotted line” basis and will inform and update the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics. Additionally, a newly created Capital and Risk Analysis Group, which has responsibility for transaction and portfolio based risk/return and capital analyses, reports to the Chief Risk Officer.

Ambac has a Portfolio Risk Management Committee (“PRMC”) which has established various procedures and controls to monitor and manage risk. The Chief Risk Officer serves as the Chairman of the PRMC. The PRMC consists of senior risk management professionals and senior management of Ambac. Its purview is enterprise-wide and its focus is on credit risk limits and measurement, concentration and correlation of risk and the attribution of economic and regulatory capital in a portfolio context.

Ambac has a Transaction Standards Committee which evaluates the suitability of transactions and products for Ambac participation with particular emphasis on potential legal, accounting, regulatory and/or reputation risks.

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur and it is Ambac Assurance’s policy to provide for loss reserves on non-derivative insurance policies that are adequate to cover probable and estimable losses. For derivative insurance policies and credit derivatives, changes in fair value and credit impairment are reflected currently in net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 7 of Notes to Consolidated Financial Statements, located in Part II, Items 7 and 8, respectively, for further information.

The underwriting process involves review of structural, legal, political and credit issues, including compliance with current Ambac Assurance underwriting policies. These policies are reviewed periodically by management. Additionally, the underwriting process often entails on-site due diligence covering the parties to the transaction, such as the issuer, originator, servicer or manager.

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

Public Finance Underwriting:

In addition to general underwriting policies, asset classes, and bond types within those asset classes, have more specific underwriting criteria. For example, the critical risk factors for public finance credits will include the credit quality of the issuer, type of issue, the repayment source, the type of security pledged, the presence of restrictive covenants, and the bond’s maturity. Each bond issue is evaluated in accordance with, and the final premium rate is a function of, the particular factors as they relate to such issue.

Underwriting criteria that are applied for each bond type reflect the differences in, for example, economic and social factors, debt management, project essentiality, financial management, legal and administrative factors, revenue sources and security features.

Structured Finance Underwriting:

Structured finance obligations generally entail three forms of risks: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provides protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance addresses these risks through its credit underwriting guidelines, policies and procedures.

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

Structured securities are usually designed to help protect the investors, and therefore the guarantor, from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. Other potential issues include whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings. Structural features of a transaction, such as control rights that are typically held by the senior note holders, will impact the extent to which underlying asset performance affects the performance of the guaranteed securities.

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

Geographically, the international markets that Ambac Assurance focuses on have been the United Kingdom, continental Europe, Australia, Japan and certain emerging market countries. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries. The types of international obligations guaranteed have primarily been CDOs, utilities, cross-border mortgage and asset-backed securities, and infrastructure obligations, whole business securitizations and future flow transactions. Management believes that the risk associated with its international book of business is similar to its U.S. book of business. In fact, international CDOs may include significant components of U.S. exposure.

Surveillance and Remediation:

The Portfolio Risk Management Group is responsible for monitoring outstanding financial guarantee exposures, including credit derivatives. The group’s monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables Ambac Assurance’s Portfolio Risk Management Group to track single credit migration and industry credit trends. Surveillance analysts also monitor the financial guarantee portfolio for concentrations of risk by (i) specific bond types; (ii) geographic location; and (iii) size of issue.

Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon each bond type’s inherent risk profile. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate classifications, ratings and review periods. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. In some cases, the Surveillance Group will engage attorneys and other outside consultants with appropriate expertise in the targeted loss mitigation strategy to assist management in examining the underlying collateral or providing industry specific advice. Those credits that are either in default or have developed problems that eventually may lead to a claim or loss are tracked closely by the appropriate surveillance team and reported to management and in summary to Ambac’s Board of Directors by preparation of an adversely classified credit listing. Relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification, is reviewed with senior management in regular adversely classified credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also review the credits underlying Ambac Assurance’s financial guarantees and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Surveillance for collateral dependent transactions focuses on review of the asset and servicer performance transaction cash flows. In connection with our financial guarantee, Ambac will receive periodic reporting from the trustee to the issuer, and the servicer or manager (if applicable). Analysts review these reports and if necessary seek legal or accounting advice to assure reporting and application of cash flows comply with transaction requirements.

Ambac Assurance manages servicer risk for its structured finance exposures in several ways. In connection with the initial decision to guarantee, Ambac Assurance analyzes the capitalization and credit quality, the experience and financial strength of the servicer of the underlying assets. Thereafter, Ambac Assurance monitors the performance of transaction servicers through a combination of (i) on-site servicer reviews; (ii) annual compliance certificates received from servicer management; (iii) independent rating agency information; and (iv) a review of servicer financial information. On-site servicer reviews typically include a review of the collection, default management and quality control processes. Where appropriate, a third-party, such as an independent audit firm, may perform the review. In addition, Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

A significant portion of Ambac Assurance’s structured finance exposures relates to the mortgage-backed and home equity loan market. The issuers typically originate or purchase residential mortgages, home equity loans or home equity lines of credit, which are in turn bundled into pools which are sold by the issuers in the form of asset-backed securities. The servicer administers the underlying loans in the pools and may or may not be affiliated with the loans’ originators or the issuer.

The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

($ in Millions)	Asset Class	Net Par Outstanding
Servicer:
Countrywide Home Loans.	Mortgage-backed	$13,768
PHEAA	Student loans	5,573
Nelnet	Student loans	3,970
RFC - Homecomings Financial	Mortgage-backed	4,321
Wachovia Bank, N.A.	Mortgage-backed	3,357

Financial Guarantees in Force

Ambac Assurance underwrites and prices financial guarantees on the assumption that the guarantee will remain in force until maturity of the underlying bonds. Ambac Assurance estimated that the average life of its guarantees on par in force at December 31, 2007 is 14 years. The 14 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance seeks to maintain a diversified financial guarantee portfolio designed to spread its risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2007, the total net par amount of guaranteed bonds outstanding was $524.0 billion. See Note 16 of Notes to Consolidated Financial Statements, located in Part II, Item 8 for further information.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2007.

Guaranteed Portfolio by Bond Type

as of December 31, 2007 (1) (2)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Public Finance:
Lease and tax-backed revenue	$88,147	17%
General obligation	63,977	12
Utility revenue	37,976	7
Health care revenue	27,161	5
Transportation revenue	25,466	5
Higher education	20,685	4
Housing revenue	11,531	2
Other	6,010	1

Total Public Finance	280,953	53

Structured Finance (2):
Mortgage-backed and home equity (3)	43,078	8
Asset-backed and conduits	36,407	7
CDO of ABS > 25% MBS(4)	29,127	6
Other CDOs (4)	22,174	4
Student loan	18,372	4
Investor-owned utilities	17,055	3
Other	4,485	1

Total Structured Finance	170,698	33

Total Domestic	451,651	86

International Finance (5):
Asset-backed and conduits	19,290	4
Other CDOs (4)	15,572	3
Investor-owned and public utilities	10,384	2
Mortgage-backed and home equity	10,106	2
Transportation	7,784	2
Sovereign/sub-sovereign	7,347	1
Other	1,891	—

Total International Finance	72,374	14

Grand Total	$524,025	100%

(1)	Includes $64,988 of credit derivatives.
(2)	Ambac has outstanding commitments to guarantee $22.8 billion of exposure, including a $2.9 billion commitment fee to provide a financial guarantee on a pool of CDO of asset-backed securities, mostly RMBS, which is not included in the numbers above. See Footnote 16 to the Consolidated Financial Statements.
(3)	Includes $8,432 million of sub-prime exposure.
(4)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of CDO exposures
(5)	International Finance transactions includes significant components of domestic exposure.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $25 million. However, U.S. structured finance and international finance transactions generally involve larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2007, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2007

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
			($ in Millions)
Less than $10 million	8,764	52%	$31,960	6%
$10-50 million	5,220	31	92,316	18
$50-250 million	2,236	13	172,086	33
Greater than $250 million	707	4	227,663	43

	16,927	100%	$524,025	100%

Geographic Area

Ambac Assurance and its subsidiary, Ambac UK, are licensed to write business in the U.S. and abroad. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2007:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Domestic:
California	$53,434	10%
New York	31,923	6
Florida	22,462	4
Texas	19,898	4
New Jersey	14,309	3
Pennsylvania	13,444	3
Illinois	12,592	2
Massachusetts	10,338	2
Ohio	8,219	2
Colorado	7,570	1
Mortgage and asset-backed	79,485	15
Other states	177,977	34

Total Domestic	451,651	86

International:
United Kingdom	27,207	5
Australia	6,400	1
Germany	6,157	1
Italy	3,017	1
Japan	2,753	1
Internationally diversified	16,550	3
Other international	10,290	2

Total International	72,374	14

Grand Total	$524,025	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2007:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts in Millions)
U.S. Dollars	466,020	$466,020
British Pounds	12,873	25,577
Euros	16,400	23,935
Australian Dollars	6,966	6,101
Japanese Yen	107,650	965
Other	3,553	1,427

Total		$524,025

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit, although, as described above, certain of Ambac’s processes and procedures are being reviewed in connection with the reorganization of the risk function. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. The highest single insured risk represented 0.6% of the aggregate net par outstanding at December 31, 2007. Ambac Assurance is also subject to certain regulatory limits and rating agency guidelines on exposure to a single credit. See “Insurance Regulatory Matters” and “Rating Agencies,” sections.

Competition

Historically, the financial guarantee business has been highly competitive. Ambac Assurance faces competition from other financial guarantors and alternative forms of credit enhancement. Accordingly, each transaction Ambac proposes to guarantee may compete against an alternative execution, e.g. credit derivatives, letters of credit or structures that do not employ third-party credit enhancement, including senior/subordinated structures. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer is unwilling to accept the insurer’s terms and conditions for insurance or does not perceive the insurer to have sufficient financial strength, the issuer will generally choose to issue bonds without credit enhancement. Credit spreads are a significant factor in the issuer’s determination of whether or not to seek credit enhancement. Credit spreads represent the difference in interest cost for issuers between their projected or actual borrowing rate compared to a benchmark rate (such as U.S. Treasuries). As an issuer’s credit rating rises or as credit spreads become compressed (e.g. due to increased amounts of investment capital in the markets), the likelihood that the issuer will choose to issue bonds without credit enhancement increases.

In recent years, the overall business environment became more competitive, with increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors. As a result of recent rating agency actions, there has been much uncertainty in the financial guarantee markets. In the fall of 2007, each of the major rating agencies

(S&P, Moody’s and Fitch) began a review of the capital adequacy of the financial guaranty industry. As a result of their reviews, the major rating agencies have recently (i) changed their rating outlook for certain financial guarantors to “negative”, (ii) placed certain financial guarantee insurers on review for a possible downgrade, (iii) downgraded certain financial guarantee insurers and (iv) affirmed current ratings as “stable” for certain financial guarantors. On January 16, 2008, Moody’s placed Ambac Assurance’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac Assurance’s insurer financial strength rating to AA, Rating Watch Negative. In addition, on January 18, 2008 S&P placed Ambac Assurance’s AAA financial strength rating on Credit Watch Negative. On February 25, 2008, S&P reaffirmed Ambac Assurance’s AAA rating, but kept it on Credit Watch Negative. On February 29, 2008, Moody’s publically announced that it is continuing a review for possible downgrade that was initiated on January 16, 2008. As a result of these actions and the uncertainty regarding future actions to be taken by the rating agencies, Ambac Assurance has been placed in a competitive disadvantage in all three of the financial guarantee markets: public finance, structured finance and international. In particular, it has been placed at a significant disadvantage to two of its competitors, Financial Security Assurance Inc. (“FSA Guarantee”) and Assured Guaranty, which are the only principal competitors in the financial guarantee market, who have had their triple-A financial strength ratings affirmed “stable” by all three of the major rating agencies. In addition, MBIA Insurance Corporation (“MBIA”) and Financial Guaranty Insurance Company (“FGIC”), who have been principal competitors of Ambac Assurance, have also been the subject of recent ratings action. MBIA has had its triple-A financial strength ratings placed under review for possible downgrade by Fitch on February 5, 2008, S&P has affirmed MBIA’s triple-A on February 25, 2008, but has changed the outlook to negative, and Moody’s has affirmed MBIA’s triple-A on February 26, 2008 and has changed their outlook to negative. FGIC has been downgraded from AAA to AA by Fitch and is still on review for downgrade, S&P has downgraded FGIC to A, and remains on credit watch developing. Moody’s downgraded FGIC from AAA to A3 and placed it on rating watch negative. In addition, Berkshire Hathaway has recently entered into the financial guarantee business. Banks, smaller financial guarantee insurance companies, multiline insurers and reinsurers represent additional participants in the market.

The principal competitive factors among the financial guarantors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) ratings, financial strength and perception of financial strength of the guarantor; (iv) the quality of service provided to issuers, investors and other clients of the issuer; (v) trading value of the financial guarantor’s insured obligations. As explained above, as a result of the recent actions the rating agencies have taken with respect to Ambac Assurance, Ambac Assurance has been placed at a significant disadvantage regarding its ratings and perceived financial strength and trading value as a guarantor versus two of its principal competitors, FSA Guarantee and Assured. With respect to the other three competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

In order to enter the financial guarantee market certain requirements must be met, most restrictive of which is that a significant minimum amount of capital is required of a financial guarantor in order to obtain appropriate financial strength ratings by the rating agencies. These capital requirements may deter other companies from entering the market. However, there can be no assurance that these capital requirements will deter potential competitors from entering the business. In addition to sufficient capital, the rating agencies have increasingly focused on the viability of the business model of potential entrants. Additionally, the market may increasingly accept guarantees by double–A or lower rated insurers, who have less stringent capital requirements. Under New York law, a monoline financial guarantee insurer must have at least $75 million of paid-in capital and surplus and maintain thereafter at least $65 million of policyholders’ surplus. A similar law in California imposes a $100 million minimum capital and surplus requirement, with a maintenance requirement thereafter of $75 million.

Ambac also faces intense competition in attracting and retaining qualified employees. Ambac’s ability to continue to compete effectively will depend upon the ability to attract employees and retain and motivate existing employees.

Reinsurance

Ceded Reinsurance:

State insurance laws and regulations, as well as the independent rating agencies, who rate Ambac Assurance, impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Ambac Assurance uses reinsurance to diversify risk, increase underwriting capacity, manage capital needs and strengthen financial ratios. Currently, Ambac Assurance has treaty and facultative reinsurance agreements that allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s current reinsurance program includes a surplus share treaty that allows Ambac Assurance to secure reinsurance on many insured transactions. Treaties provide coverage for the full term of the policies reinsured during the annual treaty period. Additionally, Ambac Assurance utilizes facultative reinsurance arrangements, when needed, for large transactions or if reinsurance is needed beyond capacity provided by the surplus share treaty. All facultative agreements provide coverage for the full term of the policy reinsured. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2007:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2007

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ In Millions)
Public Finance:
Lease and tax-backed revenue	$12,180	12%
General obligation	7,416	10
Utility revenue	6,224	14
Health care revenue	10,208	27
Transportation revenue	6,354	20
Higher education	3,434	14
Housing revenue	1,423	11
Other	370	6

Total Public Finance	47,609	14

Structured Finance:
Mortgage-backed and home equity	2,801	6
Other CDOs	387	2
CDO of ABS > 25%	455	2
Asset-backed and conduits	6,112	14
Student loan	4,821	21
Investor-owned utilities	4,394	20
Other	1,969	31

Total Structured Finance	20,939	11

Total Domestic	68,548	13

International Finance:
CDOs	803	5
Asset-backed and conduits	4,758	20
Mortgage-backed and home equity	1,325	12
Investor-owned and public utilities	6,190	37
Sovereign/sub-sovereign	3,152	30
Transportation	2,484	24
Other	790	29

Total International Finance	19,502	21

Grand Total	$88,050	14%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. For the purposes of determining the financial strength of Ambac Assurance, the rating agencies allow Ambac Assurance “credit” for reinsurance based on the reinsurer’s financial strength ratings. For Ambac Assurance, 100% credit is allowed for AAA reinsurance and 65% to 70% credit is allowed for AA reinsurance and 45% to 50% credit is allowed for A reinsurance. Ambac Assurance’s current primary reinsurers are Assured Guaranty, Blue Point Re Ltd., FSA Guarantee, MBIA, Radian Asset Assurance Inc., RAM Reinsurance Company, Ltd., Swiss Reinsurance Company

and Sompo Japan. The current stressed credit environment may have an adverse impact on the financial strength of certain of the reinsurers used by Ambac. Additionally, if the financial strength of these reinsurers declines, it could impair Ambac Assurance’s ability to recover amounts due from such reinsurers. This could limit Ambac’s ability to cede exposures to such reinsurers, and cause Ambac to significantly reduce its own ability to participate in larger single risk or capacity-type credits. See financial strength ratings of reinsurers located in the Risk Management section of Quantitative and Qualitative Disclosures about Market Risk located in Part II, Item 7A.

Assumed Reinsurance:

Under reciprocal reinsurance agreements with various financial guarantor competitors, Ambac Assurance has assumed exposures. Ambac and MBIA have had such a reciprocal reinsurance agreement since 1995 when the two companies created an unincorporated international joint venture. In 2004, Ambac Assurance entered into reciprocal reinsurance agreements with FSA Guarantee for healthcare and international PFI transactions. Additionally, Ambac Assurance’s portfolio has assumed transactions that it obtained in connection with its purchase of Connie Lee in 1998. Under the provisions of each of these reinsurance agreements, the ceding company has certain cancellation rights that can be exercised in the event of a rating downgrade of Ambac Assurance (typically below AAA by S&P and/or Aaa by Moody’s). As noted above, rating agencies give significantly lower capital credit for a reinsurer that is rated double-A than for a reinsurer rated triple-A. For example, under Standard & Poor’s current guidelines for assigning credit to reinsurance, if Ambac Assurance’s rating were downgraded from “AAA” to “AA,” there would be at least a 30% decrease in the benefits the ceding insurers receive based on Standard & Poor’s capital adequacy model. In addition to potential negative effects on future direct business, a downgrade of the ratings assigned to Ambac Assurance by either rating agency would give the ceding insurer the ability to terminate and recapture the reinsured exposures. The cost of such termination is based on the provisions of each reinsurance contract and amounts would be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements. Certain contracts require an increase in ceding commission if termination is not elected by the primary insurer.

The following table displays assumed exposures by ceding enterprise as of December 31, 2007:

Primary insurers	Assumed Gross Par	Percentage of total gross par assumed	Unearned premiums	Case loss reserves	Earned premiums
MBIA Insurance Corporation	$5,758,385	68%	$25,108	$—	$22,472
Financial Security Assurance Inc	1,259,071	15%	29,167	—	2,420
Radian Reinsurance Inc	1,081,344	13%	322	—	305
Other	391,839	4%	1,888	—	6,468

Total	$8,490,639	100%	$56,485	$—	$31,665

Rating Agencies

Moody’s, S&P, and Fitch periodically review Ambac Assurance’s business and financial condition, focusing on the quality of the obligations insured, financial performance metrics, and business and strategic plans. The rating agencies perform periodic assessments of the credits insured by Ambac Assurance, as well as the reinsurers and other providers of capital support, to confirm that Ambac Assurance continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain Ambac Assurance’s triple-A rating.

Financial and other factors considered by the rating agencies in assessing Ambac Assurance’s ratings include:

•	probabilities of default and loss severities with regards to credit risks insured by Ambac Assurance;

•	correlations between Ambac Assurance’s insured risks;

•	concentrations, and degree of diversification, of insured risks;

•	the quality of Ambac Assurance’s investment portfolio;

•	the credit quality of Ambac Assurance’s reinsurers;

•	credit lines and other third-party capital support arrangements;

•	premium revenues expected to be generated from outstanding policies;

•	anticipated future new business originations;

•	financial flexibility;

•	franchise value;

•	risk management & underwriting policies and procedures; and

•	governance.

In November 2007, Moody’s, Fitch and S&P undertook updated capital analyses of Ambac Assurance and other financial guarantors in response to concerns over the delinquency and loss performance of U.S. residential mortgages and the impact of such performance on Ambac and other companies with exposure to certain RMBS and CDO of ABS transactions. On December 14, 2007, Moody’s affirmed Ambac Assurance’s Aaa financial strength rating with a stable outlook and on January 16, 2008 placed such ratings on review for possible downgrade. Moody’s outlook change followed Ambac’s announcement of $1.1 billion impairment charge on its ABS CDO portfolio and the retirement of Ambac’s Chairman and CEO. On December, 19, 2007, S&P affirmed Ambac Assurance’s AAA financial strength rating with negative outlook, citing the potential for further mortgage deterioration relative to our capital position. On January 18, 2008, Fitch downgraded our AAA financial strength rating to AA Rating Watch Negative following an assessment of our current exposure to structured finance collateralized debt obligations backed by subprime mortgage securities, including ABS CDO securities, as well as our exposure to RMBS. On January 18, 2008 S&P placed Ambac’s AAA financial strength rating on Credit Watch Negative. On February 25, 2008, S&P published results of yet another stress test and reaffirmed Ambac’s triple-A, but the rating remains on Credit Watch Negative. On February 29, 2008, Moody’s publically announced that it was continuing a review for possible downgrade that was initiated on January 16, 2008.

In addition, Moody’s has placed on review for possible downgrade Ambac’s Aa2 senior unsecured debt and financing trusts ratings, Aa3 junior subordinated debt rating, and (P)A1 provisional rating on preferred stock. S&P affirmed the double-A senior unsecured and issuer credit ratings for Ambac, but changed its outlook to negative from stable. Also, S&P affirmed the A+ rating for Ambac’s outstanding subordinated hybrid security, but changed its outlook to negative from stable. Fitch downgraded Ambac’s AA long-term rating and senior unsecured debt rating to A and, AA- subordinated debt rating to A- Rating Watch Negative.

There have been a number of recent developments with respect to ratings actions by the rating agencies. In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then current publicly available information.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007. Additional downgrades in our financial strength ratings could have a material adverse effect on our long-term competitive position and our prospects for future business opportunities. In addition, a downgrade of our financial strength ratings below specified levels would allow investment agreement and derivative counterparties to demand collateral or terminate certain agreements, introducing liquidity and market risks. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations-Credit Ratings and Collateral” for further information.

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

United Kingdom:

Ambac UK is licensed to transact credit, suretyship and financial guarantee insurance in the United Kingdom and to offer those services in a number of other European Union (“EU”) countries. EU legislation allows Ambac UK to conduct business pursuant to its license in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, is licensed in the United Kingdom to transact credit derivatives, as well as act as agent for Ambac Credit Products LLP and Ambac Capital Funding. Ambac Credit Products Limited is currently able to offer services via EU “passporting” in a number of other EU countries.

Ambac UK and Ambac Credit Products Limited are each subject to regulation by the Financial Services Authority (“FSA”) in the conduct of their business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA has established a capital monitoring level for Ambac UK. Breach of the monitoring level requires that Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is an interim arrangement, while the FSA reflects on alternative methodologies for a permanent basis for calculating regulatory capital in respect of Ambac UK and other financial guarantors regulated by the FSA. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. Ambac believes that Ambac Assurance and Ambac UK are in compliance with all applicable insurance laws and regulations.

Insurance Holding Company Laws

Under the Wisconsin Insurance Holding Company laws, any acquisition of control of Ambac and thereby indirect control of Ambac Assurance requires the prior approval of the Wisconsin Commissioner. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the Wisconsin Commissioner, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.

Pursuant to Wisconsin law, Davis Selected Advisers, L.P. (“Davis Advisers”) obtained approval from the Wisconsin Insurance Commissioner to acquire greater than 10% of Ambac’s outstanding stock. Davis Advisers is making a similar application to the FSA, the relevant United Kingdom authority. As of December 31, 2007, Davis Advisers’ percentage of ownership was approximately 14.02%. In their request for approval from the Wisconsin Commissioner, Davis Advisers disclaimed any present intention to exercise control over Ambac or Ambac Assurance or to control or attempt to control the management or operations of Ambac or Ambac Assurance.

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

During 2007, 2006 and 2005, Ambac Assurance paid to Ambac cash dividends on its common stock totaling $190.2 million, $136.0 million and $353.4 million, respectively. See Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

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

New York Financial Guarantee Insurance Law

New York’s comprehensive financial guarantee insurance law defines the scope of permitted financial guarantee insurance and governs the conduct of business of all financial guarantors licensed to do business in New York, including Ambac Assurance. Financial guarantors are also required to maintain case basis credit loss and loss expense reserves and unearned premium reserves on a basis established by the statute.

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guarantee insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2007 and 2006, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2007 and 2006, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

Wisconsin laws and regulations governing municipal bond guarantors are less comprehensive than New York law and relate primarily to municipal bond insurance business. The Wisconsin regulations include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of Ambac Assurance’s policyholders’ surplus. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital. As of December 31, 2007 and 2006, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services

As described above in part I, Item 1, “Introduction” as part of its plan to raise additional capital and maintain triple-A ratings, in 2008 Ambac has discontinued writing new investment agreements and derivative products. Following is a description of our participation in the financial services business area to date.

Ambac’s Financial Services segment provides financial and investment products including investment agreements, derivative products (interest rate, currency and total return swaps) and funding conduits principally to clients of the financial guarantee business. Financial services revenues are primarily derived from: (i) gross investment income; (ii) net derivative product revenues; and (iii) net realized gains and losses on sales of securities.

The principal competitive factors among providers of financial service products that Ambac offers are: (1) pricing of contracts; (2) investment returns; (3) the financial strength of the provider (including credit enhancements); (4) the ability to provide services tailored to customers’ needs; and (5) the quality of service provided to customers. Ambac has been placed at a competitive disadvantage to other financial guarantors who have had their triple-A financial strength rating affirmed “stable” by all three of the major rating agencies.

Investment Agreements

Ambac provides investment agreements, including repurchase agreements, primarily to issuers of asset-backed and structured finance debt and, to a lesser extent, to municipal issuers through its wholly owned subsidiary, Ambac Capital Funding. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected cash flow requirements. Investment agreements are used by bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and carries the same ratings as Ambac Assurance.

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

A source of liquidity risk is the ability of some counterparties to withdraw moneys on dates other than those specified in the draw down schedule. Liquidity risk is mitigated by provisions in certain of the investment agreements that limit a counterparty’s ability to draw on the funds and provide notice periods prior to the draw of funds. See “Liquidity and Capital Resources” section located in Part II, Item 7 for a discussion on the impact of a ratings downgrade on Ambac Assurance. Investments are restricted to fixed income securities with a credit quality such that the overall minimum average portfolio credit quality is maintained at Aa/AA. Ambac Capital Funding maintains a portfolio of fixed income securities, cash and cash equivalents to meet short-term liquidity needs.

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

See Note 9 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Ambac Securities’ Inc. principal business is to serve as the placement agent and dealer for securities issued by Ambac Capital Funding in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and in 42 states and the District of Columbia. Self regulatory organizations such as the Financial Industry Regulatory Authority regulate broker-dealers such as Ambac Securities. In addition, state securities and other regulators also have oversight authority over Ambac Securities. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of

Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2007, Ambac Securities had net capital, as adjusted, of approximately $0.7 million, which was $0.6 million in excess of its required net capital of $100 thousand. The net capital ratio was 0.01 to 1.

Derivative Products

The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions (through Ambac Financial Services) and taking total return swap positions (through Ambac Capital Services) on certain fixed income obligations. Most of the swap intermediation is hedged on an individual and portfolio basis. A portion of the swap intermediation consists of municipal interest rate swaps which require Ambac to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable rate municipal bond. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific or tax-exempt index rates, which may result in mark-to-market gains or losses. The variable-rate municipal bonds related to our municipal swap transactions typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The underlying variable-rate bonds are wrapped by Ambac. The current dislocation in the credit markets and the recent rating agency actions on Ambac began affecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payment obligation under the interest rate swaps where we pay an issue-specific rate, resulting in mark-to-market losses. These municipal interest rate swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or other events. In certain transactions one or more of these events have occurred and Ambac is evaluating its available remedies.

All interest rate swaps provided by Ambac Financial Services are guaranteed by Ambac Assurance through policies that guarantee the obligations of Ambac Financial Services and its counterparties. Total return swaps, which are entered into by Ambac Capital Services, are only used for fixed income obligations that meet Ambac Assurance’s credit underwriting criteria. These fixed income obligations are typically guaranteed by Ambac Assurance or another financial guarantor.

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

Funding Conduits

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2007, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under Statement of Financial Accounting Standards 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. See Notes 2 and 11 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Investments and Investment Policy

As of December 31, 2007, the consolidated investments of Ambac had an aggregate fair value of approximately $18.4 billion and an aggregate amortized cost of approximately $18.5 billion. These investments are managed internally by officers of Ambac, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and duration, and are periodically reviewed and revised as appropriate.

As of December 31, 2007, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $10.5 billion and an aggregate amortized cost of approximately $10.3 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return while preserving capital. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves each specific investment transaction of Ambac Assurance. See “Insurance Regulatory Matters—General Law,” section above.

As of December 31, 2007, the Financial Services investment portfolio had an aggregate fair value of approximately $7.8 billion and an aggregate amortized cost of approximately $8.1 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return, subject to minimum average quality rating of AA on invested assets, and to maintain cash flow that closely matches invested assets to funded liabilities to minimize interest rate and liquidity risk. For further discussion, see “Investment Agreements,” section above.

The following tables provide certain information concerning the investments of Ambac:

Summary of Investments as of December 31,

	2007		2006		2005
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Long-term investments:
Taxable bonds	$9,133,227	5.42%	$9,323,979	5.52%	$8,447,332	4.86%
Tax-exempt bonds	8,369,098	4.54	7,783,460	4.59	6,658,322	4.66

Total long-term investments	17,502,325	5.01	17,107,439	5.10	15,105,654	4.78
Short-term investments (2)	879,067	4.50	311,759	4.50	472,034	3.74
Other	14,278	—	14,391	—	14,173	—

Total	$18,395,670	4.98%	$17,433,589	5.09%	$15,591,861	4.74%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Investments by Security Type as of December 31,

	2007		2006		2005
Investment Category	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)	Carrying Value	Weighted Average Yield (1)
($ In Thousands)
Municipal obligations (2)	$8,763,818	4.61%	$8,126,831	4.66%	$6,896,354	4.72%
Corporate securities	783,676	6.04	719,625	6.20	556,239	6.08
Foreign obligations	317,426	4.77	276,830	4.65	181,744	4.56
U.S. government obligations	138,015	4.60	174,022	4.42	184,465	4.21
U.S. agency obligations	682,768	5.48	789,394	5.20	946,430	5.06
Mortgage-backed securities	4,249,690	5.18	3,953,205	5.29	3,287,080	4.63
Asset-backed securities	2,566,932	5.64	3,067,532	5.81	3,053,342	4.80

Total long-term investments	17,502,325	5.01	17,107,439	5.10	15,105,654	4.78
Short-term investments (2)	879,067	4.50	311,759	4.50	472,034	3.74
Other	14,278	—	14,391	—	14,173	—

Total	$18,395,670	4.98%	$17,433,589	5.09%	$15,591,861	4.74%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

See Note 2 and 4 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

EMPLOYEES

As of December 31, 2007, Ambac and its subsidiaries had 367 employees. None of the employees are covered by collective bargaining agreements. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac’s disclosure control and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page followed by “Corporate Governance”. Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its CEO, CFO or Controller. Ambac’s corporate governance guidelines and the charters for the audit and risk assessment committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

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

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay dividends and make other payments.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay dividends on our capital stock, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Adverse business circumstances or changes in regulatory policy could impact Ambac Assurance’s ability to pay us dividends in an amount sufficient for us to pay dividends on our capital stock. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and/or raise capital or otherwise have a material adverse effect on our operations. See Part 1, Item 1 “Business—Wisconsin Dividend Restrictions” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

The placement of our financial strength rating on negative credit watch by S&P and on review for possible downgrade by Moody’s and the downgrade by Fitch has had a material adverse effect on our competitive position to write new business. A further downgrade of the financial strength rating of Ambac Assurance and/or Ambac UK would materially adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Ambac Assurance’s ability to attract new business and to compete with other triple A-rated financial guarantors has, to date, been highly dependent on the triple A financial strength ratings assigned to it by the rating agencies. Historically, our insurance companies have held triple A financial strength ratings from Moody’s, S&P and Fitch. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guaranty industry. In late December, following the rating agency reviews, Ambac’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s; however, Fitch placed Ambac’s AAA ratings on Rating Watch Negative and stated that Ambac had a modeled $1 billion capital shortfall. On January 16, 2008, Moody’s put Ambac’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac’s insurance financial strength rating to AA, Credit Watch Negative. In addition, on January 18, 2008, S&P put Ambac’s AAA rating on Credit Watch Negative. On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple A rating, but kept it on Credit Watch Negative. On February 29, 2008, Moody’s publicly announced that it was continuing a review for possible downgrade that was initiated on January 16, 2008. To the extent that Ambac is unable to raise sufficient capital over the near term in relation to its increased capital needs, or is unable to satisfy other rating agency criteria, these ratings could be lowered. Furthermore, there can be no assurance that Ambac Assurance will not be required by any of the rating agencies to raise additional capital in order to maintain its ratings, nor can there be any assurance that we will be able to raise any such additional capital in the future.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007. Any further downgrade in our financial strength ratings could have a material adverse effect on our long-term competitive position and our prospects for future business. In addition, a downgrade of our financial strength ratings below specified levels would allow investment agreement and derivative counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount or require us to pledge collateral for the benefit of the counterparty, introducing liquidity risk. In addition, most investment agreements provide certain remedies for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s financial strength rating, typically to A1 by Moody’s or A+ by S&P. In most cases, we are permitted to post collateral or otherwise enhance our credit, prior to an actual draw on the investment agreement. Such a downgrade could result in a significant amount of collateral to be posted which could have a material adverse effect on our liquidity. Our results of operations or financial condition could be materially adversely affected by any reduction in its ratings. See Part I, Item 1, “Business—Rating Agencies” and Part II, Item 7, “Management’s Discussion and Analysis-Credit Ratings and Collateral” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers may further adversely affect our business results and prospects.

Recent reviews by each of Moody’s, S&P and Fitch stemming from the uncertainties relating to ultimate losses in the mortgage market have resulted in an increase in the level of capital the agencies require Ambac Assurance to hold against insured RMBS and ABS CDOs. Such actions have resulted in a downgrade of Ambac Assurance’s financial strength rating by Fitch from AAA to AA and a change in outlook to Credit Watch Negative and Review for Possible Downgrade from S&P and Moody’s respectively. See Part I, Item 1, “Business—Competition” for additional details regarding rating agency actions. As a result of the actions taken by each of the agencies, Ambac is exploring methods for enhancing its capital base. Additional changes in the rating agencies capital models and rating methodology could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place incremental stress on our rating and force us to raise additional capital, which could result in lower returns on equity.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers could also impose limitations on the areas and amount of new financial guarantee business in which we engage.

Collectively, changes in the rating agencies’ rating methodology may result in a downgrade of Ambac Assurance’s financial strength rating despite meeting the agencies’ currently prescribed capital metrics for a triple-A rating.

A downgrade of our long term credit ratings could adversely affect our liquidity and increase our borrowing costs.

Our long-term senior unsecured debt is rated “AA” by S&P and “Aa2” by Moody’s. On December 14, 2007, Moody’s affirmed our long-term senior debt rating. On December 19, 2007, S&P affirmed our long-term senior unsecured debt rating with a negative outlook. On December 21, 2007, Fitch placed our AA long-term senior unsecured debt rating on “rating watch negative”. On January 17, 2008, Moody’s placed our long-term senior unsecured debt rating on review for possible downgrade. On January 18, 2008, Fitch downgraded our AA long-term senior unsecured debt rating to A, and AA- subordinated debt rating to A-.

There have been a number of recent developments with respect to ratings actions by the rating agencies. In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then current publicly available information.

Our access to external sources of financing, as well as the cost of that financing, could be adversely affected by a deterioration of our long-term debt ratings. Long-term debt ratings are influenced by a number of factors, including, but not limited to: financial leverage on an absolute basis or relative to our peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from Ambac Assurance and our competitive position. Material deterioration in any one or a combination of these factors could result in a downgrade of our credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Moreover, if our need for capital arises because of significant sudden losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

We are subject to credit risk throughout our businesses, including large single risks, correlated risks and counterparty credit risk to reinsurers.

We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves and mark-to-market losses with respect to credit derivatives in our financial guarantee business; we could be required by the rating agencies to hold additional capital against insured exposures whether or not downgraded by the rating agencies; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

As of December 31, 2007, we have credit risk and other risks to our reinsurance counterparties through reinsurance contracts of approximately $88.1 billion or 14% of our gross par outstanding. No single reinsurance counterparty represents more than 16% of the $88.1 billion in par ceded, except for Assured Guaranty Re Limited to which we have reinsured $34.6 billion of par. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to us. In addition, downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, and could therefore result in a downgrade of our own credit ratings. Finally, a material deterioration in the capital levels of our reinsurance counterparties could reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for additional information on the financial strength ratings of Ambac’s reinsurers as well as the amount of amounts due from such reinsurers that are not secured by collateral.

We are subject to credit risk and other risks related to residential mortgage backed securities and CDOs of ABS.

We have insured, and written credit default swaps (“CDS”) with respect to, RMBS and CDOs of ABS and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, declining house prices and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments, borrower and/or originator fraud and balloon payment obligations; financial difficulty experienced by mortgage servicers; and, particularly in the case of CDOs of ABS, transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction.

Transactions within Ambac Assurance’s insured RMBS and CDO portfolios also may be downgraded, placed on watch or subject to other actions by the three rating agencies that have granted Ambac Assurance its claims-paying ratings. Such ratings or other actions could require Ambac Assurance to maintain a material amount of additional capital to support the exposures it has insured. This could require us to:

•	Raise additional capital, if available, on terms and conditions that may be unfavorable;

•	Curtail the production of new business; or pay to reinsure or otherwise transfer certain of its risk exposure.

RMBS and CDOs of ABS exposures which we have written in the form of CDS are subject to FAS 133, which requires that these transactions be recorded at fair value. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in the estimated fair values of these CDS can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (including those described above) and actual impairment.

While further deterioration in performance of the subprime mortgage sector is generally expected, the extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be implemented, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that Ambac Assurance insures.

In addition, there can no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS and CDOs of ABS that Ambac Assurance insures in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS and CDOs of ABS that Ambac Assurance insures are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

Our recently announced intention to suspend or discontinue our activities and to revise our underwriting criteria in the structured finance sector and to discontinue our activities in Financial Services will adversely affect our business results and future earnings relative to historical levels.

As described more fully above in “Item 1. Business—Introduction”, we expect to make a number of changes to our businesses. As a result, certain businesses in which we currently operate will be suspended or discontinued, and other businesses de-emphasized or subject to new limitations. These changes will result in decreased revenues, credit enhancement production and net income relative to historical levels. We cannot assure you that we will be able to replace the loss of business production with our on-going businesses. Further, these changes could lead to certain disruptions in our on-going businesses. Management time and attention will be diverted to managing these changes rather than concentrating fully on running the on-going businesses and our employees may be distracted.

Revenues would be adversely impacted due to a decline in realization of installment premiums.

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts or accelerated prepayments of underlying obligations. Such a reduction would result in lower revenues.

General economic conditions can adversely affect our business results and prospects.

Changes in general economic conditions can impact our business, including recessions; increases in corporate, municipal and/or consumer bankruptcies; changes in interest rate levels; a continued downturn in the U.S. housing market; continued dislocation and lack of liquidity in the credit and financial markets; changes in domestic and international laws, including tax laws and bankruptcy laws; intervention by governments in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars and terrorist acts could adversely affect the performance of our insured portfolio and our investment portfolio, e.g. leading to increases in losses and loss reserves in our insured portfolio and decreases in the value of our investment portfolio and, therefore, our financial strength. Furthermore, reduction in the volume of capital markets transactions; levels of competition; and changes in investor perception of credit risk could adversely impact the volume and pricing of financial guarantee insurance transactions and therefore adversely impact our business prospects.

Changes in prevailing interest rate levels could adversely impact our business results and prospects.

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

Decreases in prevailing interest rate levels can adversely affect the demand for, and pricing of, financial guarantee insurance, since lower absolute interest rates have historically tended to reduce credit spreads and, therefore, the savings realized by issuers by using our core product. Additionally, decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned in respect of these transactions. Decreases in prevailing interest rates would also reduce investment income.

The financial guarantee business is highly competitive.

The financial guarantee business is highly competitive and we expect it to remain so in the near future. We face competition from other financial guarantors and alternatives to third-party credit enhancement. Such alternatives include bank financing, senior/subordinated securitization structures, letters of credit, guarantees and credit derivatives provided primarily by foreign and domestic banks.

Additionally, we could encounter additional competition in the future from new entrants to the financial guarantee insurance market. For example, Berkshire Hathaway recently publicly announced its entrance into the financial guarantee business. See Part I, Item 1, “Business—Competition” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

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

Financial guarantee insurers, including Ambac Assurance, typically rely on providers of lines of credit, reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital”. The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guarantee insurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure that an acceptable replacement provider would be available in that event. Reductions by the rating agencies in the amount of capital credit that we receive in respect of soft capital facilities would require us to procure additional capital sources, potentially at higher costs.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for performing credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the notes to our consolidated financial statements included in Item 8 our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves. Correspondingly, such changes to loss reserves would affect our reported earnings.

Our underwriting and risk management policies and practices in the past have not anticipated unforeseen risks and/or the magnitude of potential for loss as the result of foreseen risks.

As described in Part I, Item 1, “Business—Risk Management” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we have established underwriting and risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. We also rely on internally and externally developed complex financial models which additionally may have been reviewed by third parties to analyze and predict performance of the insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving.

Our net income and earnings have become more volatile due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form.

FAS 133 requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the ultimate outcome of subprime mortgage losses and the quality of high yield corporate loans, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations).

Changes to accounting rules relating to the financial guarantee industry could have a material adverse affect on us and our industry.

On April 18, 2007, the FASB issued an ED for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60 “Accounting and Reporting by Insurance Enterprises”. The comment period ended on June 18, 2007 and a roundtable with interested parties was held on September 4, 2007. The FASB has concluded its re-deliberations of the ED and expects to issue a final standard in the first quarter of 2008.

Under the FASB’s re-deliberations, Ambac would be required to recognize premium revenue, for both upfront and installment paying policies, based on applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, the FASB’s re-deliberations also require that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be accreted through the income statement.

Ambac believes that the cumulative effect of initially applying the revenue recognition provisions of this ED to our upfront paying policies would be material to our financial statements. Additionally, the revenue recognition for upfront paying insurance transactions originated after the standard’s effective date would be materially different than our current premium revenue recognition methodology. Ambac continues to evaluate the implications of the ED with regard to income recognition on installment paying policies, claim liabilities and deferred acquisition costs on its financial statements.

We are subject to the compliance requirements of the federal securities laws.

We are subject to extensive regulation under the federal securities laws, both as a registrant under the Securities Exchange Act of 1934, as amended, and in the conduct of our financial guarantee insurance business. In the event that we were unable to comply with the federal securities laws, we would likely be unable to access the public capital markets, which would make it more difficult for us to raise the necessary capital and/or increase the cost of capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected. Additionally, if we are unable to comply with the securities laws, Ambac Assurance would likely be unable to insure transactions in the public capital markets, which would have an adverse impact on our business and operating results.

We are subject to extensive regulation in the conduct of our financial guarantee insurance business.

Our principal subsidiary, Ambac Assurance, is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Ambac UK, the subsidiary through which we write financial guarantee insurance in the United Kingdom and in the European Union, is regulated by the Financial Services Authority. Failure to comply with applicable insurance laws and regulations could expose us to fines, the loss of insurance licenses in certain jurisdictions and/or the inability of Ambac Assurance to dividend monies to us, all of which could have an adverse impact on our business results and prospects. Additionally, if the cost of complying with these insurance laws and regulations increases materially, this could impact our business results.

The New York Insurance Department has indicated that it is undertaking a review of the laws and regulations that are applicable to Ambac Assurance and to other monoline financial guarantee insurance companies. As a result of any changes to such laws and regulations or the Department’s interpretation thereof, Ambac Assurance could become subject to further restrictions on the types and amounts of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that Ambac earns in the future. Additionally, any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See “Business—Insurance Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

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

We may be required to raise additional capital which could have a dilutive effect on our outstanding equity capital and/or future earnings.

We may be required to raise additional capital as the result of rating agency capital requirements, unanticipated losses in our insured portfolio and/or diminution in our earnings prospects. Any future equity offerings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. We may also engage in additional reinsurance or risk transfer transactions such as the one we completed with Assured Guaranty Re Ltd. in December 2007. Further, any capital raising in the form of reinsurance, or other risk transfer transactions of the existing portfolio, will have a dilutive effect on our future earnings. There can be no assurance that we will be able to consummate any capital raising transactions, or as to the terms of any of the currently proposed transactions.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. In large part, our investment portfolio is invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since, in certain interest swap transactions, we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Part I, Item 1, “Business—Derivative Products” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for further information.

Decline in our market position can adversely affect our business prospects.

Perceptions of the financial strength of Ambac Assurance and its affiliates, as well as perception of the financial strength of financial guarantee insurers generally, affects demand for financial guarantee insurance. Recent actions by the rating agencies with respect to our ratings and the ratings of other financial guarantee insurers; further credit deterioration in our insured portfolio and/or increases to our loss reserves; widening of credit default swap spreads with respect to Ambac Assurance; adverse publicity concerning us and the financial guarantee industry in general and decline of our stock price can contribute to a perception of impaired financial strength and thus a decline in our market position and trading value of Ambac guaranteed obligations including guaranteed auction rate and variable rate debt obligations. A sustained decline in trading values could result in early termination of financial guarantee insurance policies in respect of which we are paid on an installment basis, thus reducing premium earned in respect of these transactions. Ambac and the financial guarantee insurance industry generally, have suffered a loss of confidence among issuers and fixed income investors and as such, demand for our products has been adversely affected. A sustained loss of confidence would have a materially adverse effect on earnings.

Market risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of issuers of investment assets and/or financial guarantee insurers which insure investment assets; and foreign exchange movements which impact investment assets. At December 31, 2007, approximately 33% of our investment portfolio is insured by financial guarantors, including Ambac. Please refer to the table in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet” representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2007.

Based on the previously described rating agency actions by Moody’s, S&P and Fitch which occurred during January 2008, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position at December 31, 2007. Please refer to Part II, Item 7 – Results of Operations – Financial Services, for further discussion. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at December 31, 2007:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007:
Fixed income securities:
Municipal obligations	$8,550,895	$231,099	$18,176	$8,763,818
Corporate obligations	768,277	25,792	10,393	783,676
Foreign obligations	303,655	13,861	90	317,426
U.S. government obligations	134,639	3,376	—	138,015
U.S. agency obligations	619,634	63,239	105	682,768
Mortgage-backed securities	4,595,122	7,786	353,218	4,249,690
Asset-backed securities	2,598,529	11,432	43,029	2,566,932
Short-term	879,039	28	—	879,067
Other	13,571	839	132	14,278

Total investments	$18,463,361	$357,452	$425,143	$18,395,670

To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the December 31, 2007 fair values shown in the above table.

We are subject to credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements.

Ambac’s Investment Agreement business has issued investment agreements to investors that may allow for early withdrawal (i.e. deviate from a defined or expected withdrawal schedule). The provisions that allow for early withdrawal vary by transaction but include events such as credit events, early call provision, loss events, construction project development variance and changes in tax code. To the extent we experience an increase in unanticipated withdrawals, the Investment Agreement business may be required to liquidate certain asset holdings. This early liquidation of asset holdings may result in a realized loss.

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows .

Recently, Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. At least four federal securities putative class action suits have been filed. The first of these, captioned Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411) purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and MBS transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v. Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action. In addition, at least seven shareholder derivative actions have been filed in New York federal court and in Delaware and New York state courts. The first shareholder derivative action captioned Rubery v. Callen, et al. (filed on or about January 23, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 854) and names as defendants certain present and former officers and directors of Ambac and names Ambac as a nominal defendant. This suit asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws, for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants alleged insider trading on non-public information. Ambac has also received various regulatory inquiries and requests for information. For example, recently we received a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” See Item 3, “Legal Proceedings” for additional information.

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in legal proceedings could be material to our company’s business, operations, financial position, profitability or cash flows.

Item 1B.	Unresolved Staff Comments

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

Ambac’s financial guarantee business segment also maintains offices internationally, with the principal office located at 6 Broadgate, London EC2, which consists of approximately 12,600 square feet of office space under an agreement that expires in September 2013. International operations are also conducted in four offices located in Australia (Sydney), Italy (Milan) Japan (Tokyo) and Mexico (Mexico City).

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

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the company and certain of its present or former directors and officers. These suits include Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411), which purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and MBS transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v. Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action.

Various shareholder derivative actions have recently been filed against certain present and former officers and directors of Ambac, and Ambac as a nominal defendant. The suits, which are brought purportedly on behalf of the company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants’ alleged insider trading on non-public information. The suits include (i) Rubery v. Callen, et al. (filed on or about January 23, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 854) asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; (ii) Clark v. Callen et al. (filed on or about January 24, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 856) asserts substantially the same allegations as Rubery; (iii) Yaokasin v. Callen et al. (filed on or about February 8, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1312) asserts violation of state law, including breaches of fiduciary duties and unjust enrichment; (iv) Wayne County Employees’ Retirement System v. Callen et al. (filed on or about February 1, 2008 in the Delaware Court of Chancery, C.A. No. 3521) asserts violation of state law, including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; (v) Trustees of the Police and Fire Retirement System of Detroit v. Callen et al. (filed on or about February 13, 2008 in the Delaware Court of Chancery, C.A. No.3541) asserts substantially the same allegations as Wayne County; (vi) Operative Plasters & Cement Masons Local 262 Pension & Annuity Funds v. Callen et al. (filed on or about February 15, 2008 in the Supreme Court of the State of New York, New York County, Index No. 650050/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste and (vii) Leone v. Callen et al. (filed on or about February 25, 2008 Supreme Court of the State of New York, County of New York, Case No. 650053/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control and waste.

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.”

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in legal proceedings could be material to our business, operations, financial position, profitability or cash flows.

Item 4.	Submission of Matters to a Vote of Security-Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

As of February 20, 2008, there were 59 stockholders of record of Ambac’s Common Stock, which is listed on the New York Stock Exchange under the symbol “ABK”.

The table below sets forth, for the quarters indicated, the high and low sales prices per share of Ambac’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2007:
Fourth Quarter	$73.20	$20.55	$0.210
Third Quarter	$88.41	$53.10	$0.210
Second Quarter	$96.10	$84.02	$0.180
First Quarter	$91.83	$83.48	$0.180
2006:
Fourth Quarter	$90.75	$81.56	$0.180
Third Quarter	$87.50	$80.64	$0.180
Second Quarter	$85.00	$76.79	$0.150
First Quarter	$82.00	$73.74	$0.150

In connection with our efforts to raise capital and maintain triple-A ratings, we expect to reduce our quarterly dividend payable on our common shares to $.01 per share.

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the fourth quarter of 2007 and shares available at December 31, 2007:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2007	—	—	—	3,930,658
November 2007	—	—	—	3,930,658
December 2007	210	$26.68	210	3,930,448

Fourth Quarter 2007	210	$26.68	210	3,930,448

(1)	Shares repurchased during the fourth quarter of 2007 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From January 1, 2008 through February 26, 2008, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

Information concerning restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions.”

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2007, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

Financial Data	Years Ended December 31,
(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003
Statement of Operations Highlights:
Gross premiums written	$1,031.4	$996.7	$1,096.0	$1,048.3	$1,143.7
Net premiums earned and other credit enhancement fees	917.9	871.4	866.4	764.5	667.3
Net investment income	465.0	423.9	378.1	355.3	321.1
Net mark-to-market (losses) gains on credit derivative contracts	(6,004.4)	9.1	13.6	17.7	—
Interest income from investment and payment agreements	445.3	391.7	270.3	198.8	212.0
Financial services – other revenue	6.9	16.6	15.8	26.4	20.6
Total revenue	(4,214.9)	1,832.1	1,614.1	1,401.6	1,272.2
Losses and loss expenses	256.1	20.0	149.9	69.6	53.4
Financial guarantee underwriting and operating expenses	139.3	133.7	117.7	106.6	92.0
Interest expense from investment and payment agreements	420.0	359.9	239.3	168.9	196.3
Financial services – other expenses	12.2	12.4	13.7	14.7	12.1
Interest expense	85.7	75.3	55.9	54.3	54.2
Net (loss) income	(3,248.2)	875.9	751.0	724.6	618.9
Net (loss) income per share:
Basic	(31.56)	8.22	6.94	6.61	5.81
Diluted	(31.56)	8.15	6.87	6.53	5.66
Return on equity	(76.7)%	15.1%	14.4%	15.6%	15.7%
Cash dividends declared per common share	0.780	0.660	0.550	0.470	0.420

Balance Sheet Highlights
Total investments, at fair value	$18,395.7	$17,433.6	$15,591.9	$14,422.3	$13,776.3
Prepaid reinsurance	489.0	315.5	303.4	297.3	325.5
Total assets	23,565.0	20,267.8	18,545.9	17,672.5	16,557.1
Unearned premiums	3,123.9	3,037.5	2,941.0	2,765.2	2,531.8
Losses and loss expense reserve	484.3	220.1	304.1	254.1	189.4
Obligations under investment agreements, investment repurchase agreements and payment agreements	8,706.4	8,356.9	7,252.8	7,080.7	7,076.4
Long-term debt	1,669.9	991.8	1,191.7	791.8	791.8
Total stockholders’ equity	2,279.9	6,189.6	5,388.2	5,035.0	4,265.1

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION

REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on Ambac’s management current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide credit markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) changes in our business plan, including our decision to discontinue writing new business in the financial services area, to significantly reduce new underwritings of structured finance business and to discontinue all new underwritings of structured finance business for six months; (7) the policies and actions of the United States and other governments; (8) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (9) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (10) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (11) inadequacy of reserves established for losses and loss expenses; (12) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (13) credit risk throughout our business, including large single exposures to reinsurers; (14) market spreads and pricing on insured collateralized debt obligations (“CDOs”) and other derivative products insured or issued by Ambac; (15) credit risk related to residential mortgage securities and CDOs; (16) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (17) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of foreseen risks; (18) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (19) operational risks, including with respect to internal processes, risk models, systems and employees; (20) the risk of decline in market position; (21) the risk that market risks impact assets in our investment portfolio; (22) the risk of credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements; (23) prepayment speeds on insured asset-backed securities; (24) factors that may influence the amount of installment premiums paid to Ambac; (25) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (26) ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (27) the risk that Ambac’s holding company structure and certain regulatory and other constraints, including adverse business performance, affect Ambac’s ability to pay dividends and make other payments; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (29) other factors described in the Risk Factors section in Part I. 1A of this Annual Report on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (30) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

OVERVIEW

Ambac is a holding company whose subsidiaries provide financial guarantees and financial services to clients in both the public and private sectors around the world. In recent months, we have undertaken a review of all our business units. In conducting this review, we considered the risk exposure within each business (including our view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages.

As a result of this review, in connection with our efforts to raise capital and maintain our triple-A ratings, we expect to:

•

Emphasize our public finance business (including municipal finance, healthcare and global utilities) and refocus our structured finance business (including emphasizing segments of the global infrastructure market, student loans, leasing & asset finance and structured insurance). Many of the above businesses will be subject to revised underwriting and risk management guidelines;

•	Suspend underwriting all structured finance businesses (domestic and international), for six months in order to accumulate capital);

•

Discontinue underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions;

•	Discontinue the execution of credit enhancement transactions in credit default swap format;

•	Discontinue writing new Financial Services business; and

•	Focus on reducing single risk concentrations across our portfolio.

We also will reduce the quarterly dividend payable on our common shares to $.01 per share.

Notwithstanding these actions, management remains confident that its claim paying ability is adequate to support policyholder liabilities.

In addition, Ambac is in the process of evaluating several options related to its capitalization which are focused on maintaining Ambac Assurance’s triple-A financial strength rating from the major rating agencies. These options may include a plan to raise additional capital. In the event that we do not maintain our current ratings, we believe that we can execute a significantly reduced business plan to operate with double-A ratings that will include Structured finance, International and reinsurance across a variety of bond types. In that circumstance, we expect to accumulate capital and position ourselves to regain our triple-A ratings. Ambac will continue to work closely with the regulators and the rating agencies to design and implement a strategy to address the credit issues within its portfolio and to preserve and grow the business franchise.

The Company has also announced the creation of the role of Chief Risk Officer who will be ultimately responsible for three principal areas: Capital and Risk Analysis, Portfolio Risk Management and Credit Risk Management. Ambac will continue to work closely with the regulators and the rating agencies to design and implement a strategy to address the credit issues within its portfolio and to preserve and grow the business franchise.

Currently, Ambac Assurance has triple-A financial strength ratings from Moody’s Investors Services, Inc. and Standard and Poor’s Rating Services, and a double-A rating from Fitch Inc. (downgraded from triple-A on January 18, 2008). These ratings are an essential part of Ambac Assurance’s ability to provide credit enhancement. Refer to Part I, Item 1 – “Business Segments – Rating Agencies” for further information. Considering the high levels of delinquencies and defaults within residential mortgage loans, each of these rating agencies began a review of the capital adequacy of the financial guarantee industry in the fall of 2007. In late December 2007, following the rating agency reviews, Ambac Assurance’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s; however, Fitch placed Ambac’s triple-A rating on “rating watch negative” and stated that Ambac Assurance had a modeled $1 billion capital shortfall. On January 16, 2008, Moody’s put Ambac Assurance’s triple-A rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac Assurance’s insurance financial strength rating to double-A (“ratings watch negative”). On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple A rating, but kept it on Credit Watch Negative. On February 29, 2008, Moody’s publicly announced that it was continuing a review for possible downgrade that was initiated on January 16, 2008. These ratings actions have had a materially adverse effect on Ambac Assurance’s ability to compete in the financial guarantee business and to write new business. Please refer to Part I, Item 1 “Business – Business Segments – Financial Guarantee” for further discussion as to its impact on the U.S. public finance and asset-backed and international markets.

As a financial guarantee insurance company our business is materially affected by conditions in the financial debt markets and economic conditions, primarily in the United States. Management believes that the financial guarantee business thrives within normal economic cycles. For example, a strong economic environment with good or improving credit is beneficial to our financial guarantee portfolio. However, such conditions, if in place for an extended period of time, will reduce credit spreads and result in lower pricing. Conversely, in a deteriorating credit environment, credit spreads widen and pricing for our product improves. However, if the weakening environment is sudden, pronounced or prolonged, the stresses on our portfolio could result in claims payments in excess of normal or historical expectations. The business environment during the first half of 2007 was generally favorable due to a combination of factors, including low unemployment, low corporate interest rates, liquid and efficient capital markets, low inflation, and strong consumer confidence. However, the second half of 2007 was characterized by a global credit crisis that created difficult market conditions. These conditions resulted in widening credit spreads, a lack of price transparency, less liquidity and a flight to quality. These market conditions continued in January and February 2008. As a result of these market conditions and recent rating agency actions with respect to Ambac Assurance, 2008 new business production has been significantly reduced. If these market conditions continue or worsen during the remainder of 2008, the company will continue to face a very challenging business environment, regardless of Ambac Assurance’s ratings.

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

Critical accounting policies and estimates are considered most important to the portrayal of the financial condition and results of operations, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Changes to management assumptions relating to critical accounting policies could potentially result in materially different results. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report. We have discussed with the Audit and Risk Assessment Committee management’s assessment of such critical accounting policies and estimates, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

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

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is established through a process that estimates probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severity assumptions; and (iv) the net par outstanding on the adversely classified credit. The loss severity assumptions and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. Our Portfolio Risk Management group is responsible for designating the credit classification of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities which inform our estimates of the active credit reserves can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral; more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information and an analysis of rights and remedies obtained from its remediation efforts to supplement the statistical approach discussed above.

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

For the active credit reserve component of our total reserves, as the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. Downgrades to the underlying rating of an adversely classified credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Case basis credit reserves for public finance and other non-collateral dependent transactions are only sensitive to severity assumptions because the underlying financial obligation has already defaulted (that is a 100% probability of default). Case basis credit reserves for collateral dependent transactions (such as mortgage-backed security transactions) will be sensitive to both severity assumptions as well as probability of default, as the probability of default will vary based upon the performance of the underlying collateral that has not yet defaulted.

Adjustments to the probability of default or severity assumptions may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our adversely classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Furthermore, external influences beyond our control may result in favorable or unfavorable development on our reserves. Historically Ambac has not ceded large percentages of outstanding exposures to our reinsurers, therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment may have an adverse impact on the financial strength of certain of the reinsurers used by Ambac. Please refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information.

The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at December 31, 2007:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Active credit reserves	45	$6,513	$363.4
Case reserves	13	1,359	109.8

Totals	58	$7,872	$473.2

(1) Net of reinsurance recoverable on unpaid losses of $11.1 million.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that for the majority of bond types, we have not experienced claims and therefore the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. These four bond types are healthcare institutions, aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. These four bond kinds represent 53% of our ever-to-date claim payments.

Healthcare:

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

EETC:

Intense competition in the global airline industry and high energy costs could adversely impact our EETC transactions. We currently do not have any exposure to EETC in our classified credit portfolio.

Residential mortgage-backed securities (“RMBS”):

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures on the adversely classified credit listing:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Second lien	12	$4,164	$266
First lien - subprime	11	699	10
Other	5	22	26	(1)

Totals	28	$4,885	$302

(1) Includes allowance for reinsurance recoverables.

Continued increases in RMBS defaults as a result of fraud, foreclosures, increases in interest rates, unemployment and/or personal bankruptcies could adversely impact residential real estate values and the probability of default and severity of loss for our transactions. The loss experience in the RMBS insured portfolio in 2007 occurred predominantly in transactions composed of second lien mortgage products, Home Equity Line of Credit (“HELOCs”) and closed end second mortgage loans that were securitized in 2006 and 2007. The underlying loans in these vintages are experiencing near record volumes of delinquencies and losses, due to factors such as weak mortgage industry underwriting standards, declining home values, abrupt slowdowns in voluntary prepayments due to a decreased availability of mortgage credit, and potential misrepresentations and/or fraud, among other factors. Our loss estimates for the portfolio are primarily based upon the assumption that these factors are contributing to significant collateral delinquencies and early payment defaults that reach peak loss levels between months 21 and 29 following transaction close and then rapidly reduce to substantially lower levels through a period extending to months 50 and 60, after which relatively smaller delinquency and loss rates occur. However, it is possible that our loss estimate assumptions for these securities could be substantially higher as a result of continued illiquidity of the mortgage market, continued deterioration in housing prices, and/or the effects of a weakened economy marked by growing unemployment and wage pressures. In other words, we feel that it is possible that the loss pattern for these transactions can be more severe and prolonged than we assume. If delinquency and loss rates peak around the same time as our prior assumption, but that the reduction of these factors occurs over a more prolonged time period extending beyond month 120 and continues at relatively higher rates throughout the life of our portfolio. A reasonably possible scenario would culminate in present value claims payments of approximately $750 million for the deals that are currently contributing to our aggregate loss reserves.

CDOs:

The majority of the CDO portfolio (85%) was executed in derivative form and accordingly must be recorded on our balance sheet at fair value. Please refer to “Valuation of Financial Instruments” below for further discussion on mark-to-market sensitivities.

Currently, the credits that comprise our case basis credit reserves primarily include mortgage-backed and home equities from the four bond types discussed above as well as transportation credits. The case basis credit reserve, net of reinsurance for RMBS transactions, was approximately $63.0 million at December 31, 2007.

Generally, severity assumptions are established within our ACR for entire asset classes and therefore represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the December 31, 2007 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond type that presently reside within the adversely classified credit listing.

$ in millions Category	Net par outstanding	Loss Reserves at 12/31/07	Increase in Reserve Estimate
Transportation	$867	$77.0	$77.3
Health care	$456	$30.8	$39.6

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

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. Trading volume in residential mortgage-backed and certain asset-backed securities has been extremely limited. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. Approximately 87%, 10% and 1% of the investment portfolio was valued using a nationally recognized pricing service, dealer quotes and internal valuation models, respectively, at December 31, 2007. Approximately 2% of the investment portfolio, which represents primarily short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. As described further below, certain valuation models also require inputs that are not readily observable in the market.

The net fair value of all derivative contracts at December 31, 2007 and 2006 was ($5,694) million and $352 million, respectively. This decrease in net asset value relates primarily to the mark-to-market loss on credit derivatives during 2007.

Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

Fair value of Ambac’s credit default swaps (CDS) is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a comparable financial guarantee credit protection provider may charge for the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

Key variables used in our valuation of credit derivatives on collateralized debt obligations include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and other factors. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Ambac’s CDS fair value calculations are adjusted for increases in expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary Ambac maintains the same percentage of the spread demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the spread (over Libor) determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value. Please refer to Item 7a. “Risk Management—Market Risk” for fair value sensitivities for our credit derivative portfolio as a result of changes in credit spreads on the underlying reference obligations.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and therefore an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. In 2007, such adjustments were made on CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. For Ambac’s 4 CDO of ABS transactions that are rated below investment grade (3 CDO squareds and one CDO of Mezzanine ABS), the average spread capture percentage is approximately 89%. The factors used to increase the percentage of reference obligation spread captured in the CDS fee were based on recent rating agency probability of default percentages determined by management to be appropriate for structured finance CDO of ABS. Other asset types within the CDS portfolio have not experienced significant downgrades as of December 31, 2007. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our CDS portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of December 31, 2007, Ambac’s derivative liability balance would increase $335 million.

In addition, when there are sufficient numbers of new transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2007.

In accordance with the Emerging Issues Task Force (“EITF”) Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (“EITF 02-3”), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. Management’s judgment is applied in recording adjustments to fair value that take into account various factors, including but not limited to, credit risk, future administration costs, the bid offer spread and illiquidity due to lack of market depth. The FASB issued SFAS 157, “Fair Value Measurements” in September 2006 which is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will supersede the guidance in EITF 02-3. Please refer to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further discussion on how SFAS 157 will impact derivative transaction gains and losses.

RESIDENTIAL MORTGAGE-BACKED SECURITIES EXPOSURE

Structured Finance includes exposure to sub-prime and mid-prime first and second lien residential mortgage-backed securities. Ambac has exposure to the U.S. sub-prime mortgage market through direct guarantees in the MBS portfolio, credit enhancements of CDOs and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool.

Market environment:

The residential mortgage markets in the United States are experiencing significant financial stress. The decline in home sales that began in the second half of 2006 and continued into 2007 represented the first year-over-year decline in nationwide house prices since 1991. The subprime mortgage industry began to collapse in early 2007 as borrowers became unable or unwilling to make mortgage payments. The significant increase in foreclosure activity and rising interest rates in mid-2007 depressed housing prices further as problems in the subprime markets spread to the mid-prime and prime mortgage markets. The widespread dispersion of credit risk related to mortgage delinquencies through the securitization of mortgage-backed securities, sales of CDOs and other structured products and the unclear impact on the banking industry caused banks to reduce lending activity. In addition, many lenders stopped offering home equity loans and “stated income” loans. As prices declined and delinquencies increased, rating agencies moved to downgrade CDOs and other mortgage-related investment products. The lack of liquidity and transparency regarding the underlying assets in securitizations resulted in significant price declines across all mortgage-related products in fiscal 2007. These price declines were further driven by forced sales of assets in order to meet demands by investors for the return of their collateral and collateral calls by lenders. During the second half of 2007, the economic impact of these problems spread on a global basis and disrupted the broader financial markets. The combination of these events caused a large number of major financial institutions and investors, including Ambac, to recognize substantial losses as they revalued their mortgage-related exposure downward.

Direct RMBS portfolio exposure:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers into three broad credit risk classes: prime, mid-prime and sub-prime. The most common statistical metric that is used to determine the credit risk of a mortgage borrower is the FICO score (Fair Isaac Credit Organization). FICO credit scores are calculated by using information, which in Fair Isaacs’ view, best predicts future credit performance. Predictive factors in the data have been considered by most market participants to be a reasonable indication of future credit performance. Credit scores analyze a borrower’s credit history considering numerous factors such as late payments, the amount of time credit has been established, the amount of credit used versus the amount of credit available, length of time at present residence and negative credit information such as bankruptcies, charge-offs, collections, etc. FICO scores range from 300 to 850. Though there are no industry standard definitions, generally FICO scores are as follows: prime (FICO score over 710), mid-prime (FICO score between 640 and 710) and sub-prime (FICO score below 640).

Sub-prime mortgage loans can be defined as loans that involve elevated credit risk. Whereas prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans, sub-prime loans are typically made to borrowers who are perceived as deficient on either or both of these grounds. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing.

Ambac also insures RMBS transactions that contain predominantly second-lien mortgage loans, such as closed end seconds and home equity lines of credit. A second lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second lien loan is subordinate to the first lien on the home. The borrower is obligated to make monthly payments on both their first and second lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first lien loan and any remaining funds are applied to pay off the second lien. As a result of this subordinate position to the first lien, second lien loans carry a significantly higher risk of loss.

The risk of loss inherent in the 2005, 2006 and 2007 vintage sub-prime, mid-prime and second lien mortgage loans has been elevated due to a number of factors. These factors increase current and potential future losses and include but are not limited to the following:

•	There has been a notable increase in mortgage loan delinquencies and foreclosures and this situation resulted in significant losses for mortgage lenders and investors in mortgage related products.

•

As a result of higher losses, traditional mortgage lenders have significantly curtailed lending to sub-prime and mid-prime borrowers for both new mortgages and refinancing existing mortgages. Additionally, investors in traditional mortgage products have curtailed their purchases of such investments. This environment significantly reduces the borrowers’ ability to refinance their mortgages and will increase their financial stress in the event they have an adjustable rate mortgage which resets to a higher interest rate. The reduced liquidity also contributes to the lack of availability of credit to purchase new homes, thus contributing to home price depreciation.

•

The very unfavorable residential mortgage market in the United States has been marked by nationally declining home prices. As home prices fall, the value of collateral available to pay loan balances is diminished, which will cause significantly higher loss severities in the event a borrower defaults.

Ambac insures tranches issued in RMBS, including transactions that contain risks to the above types of mortgages and risk classifications. In the direct RMBS business Ambac generally insures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The insured RMBS in the BBB portion of the table below are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

Recent credit downgrades of the RMBS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period. The primary factors driving these rating downgrades are increasing foreclosure and delinquency rates for loans originated during this time period. Market participants believe a primary factor contributing to this poor credit performance was a pronounced deterioration in credit underwriting standards by mortgage originators. The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At December 31, 2007
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$269.1	$1,188.8	$32.8
2002	374.2	1,106.0	63.4
2003	80.9	2,248.3	299.6
2004	2,487.3	771.2	648.4
2005	2,195.2	1,515.9	2,212.8
2006	6,566.1	1,025.7	609.7
2007	5,315.2	576.3	2,839.0

Total	$17,288.0	$8,432.2	$6,705.7

% of Total MBS Portfolio	32.5%	15.9%	12.6%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(1)	Second Lien	Sub-prime	Mid-prime
AAA	0.1%	6.0%	78.2%
AA	<0%	4.0%	18.4%
A	19.8%	36.9%	1.1%
BBB	59.0%	48.2%	2.3%
Below investment grade	21.0%	4.9%	0.0%

(1)	Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2007, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

RMBS exposure in collateralized debt obligations:

Ambac typically provides credit protection in connection with CDOs through credit default swaps that are similar to the protection provided by other financial guarantees. Credit default swaps are derivative contracts that are subject to mark to market accounting under generally accepted accounting principles. Ambac has typically tailored its contracts to contain certain provisions in order to mitigate certain liquidity risk that is inherent in standard credit derivative contracts. Ambac has typically limited termination events to its own payment default or bankruptcy events, including insolvency and the appointment of a liquidator, receiver or custodian with respect to Ambac Assurance.

The two key liquidity risk mitigation terms are as follows:

•

The majority of our credit derivatives are written as “pay-as-you-go”. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pay interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

•

None of our outstanding credit derivative transactions includes ratings based collateral triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac’s RMBS exposure embedded in CDOs relates primarily to the asset class commonly referred to as CDO of asset backed securities or CDO of ABS.

As detailed in the schedule below, Ambac participated in both the “High-grade CDO of ABS” and the “Mezzanine CDO of ABS” asset classes.

High-grade CDO of ABS are transactions that are typically comprised of underlying RMBS collateral generally rated single-A through triple-A by one or more of the major rating agencies at the inception of the CDO. High-grade transactions contain a mix of sub-prime, mid-prime and prime mortgages. High-grade deals may also contain components of other high-grade and mezzanine CDO exposure. These CDO components would also generally have single A through triple-A ratings at inception of the transaction.

Mezzanine CDO of ABS are transactions are structured similarly to high-grade transactions except the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple-B rated tranches of sub-prime and mid-prime mortgages at deal inception. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS securities. Collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime mortgages at inception. Mezzanine and CDO squared transactions are considered higher risk and require a more significant level of subordination to achieve triple-A credit ratings because of the lower credit quality of the underlying collateral pool.

Ambac established a minimum rating requirement for participation in these transactions to be a triple A rating from one or more of the major rating agencies. The existing transactions were executed at subordination levels that were in excess of an initial rating agency triple-A attachment point (i.e. the level of subordination that was initially required to achieve such rating).

Ambac has participated in the Collateralized Debt Obligation (“CDO”) market since 1998. Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of December 31, 2007: (1)

Business Mix by Net Par ($ in billions) (1)	Net Par	Percentage
CDO of ABS > 25% MBS	$29.1	43%
High yield Corporate	23.8	36%
Market value CDOs	4.1	6%
Investment grade	3.9	6%
CDO of ABS <25% MBS	3.1	5%
Other	2.9	4%

Total	$66.9	100%

Ambac Ratings by Net Par (1) (2) ($ in billions)	Net Par	Percentage
AAA	$28.7	43%
AA	22.6	34%
A	11.3	17%
BBB	1.3	2%
Below investment grade	3.0	4%

Total	$66.9	100%

(1)	Amounts exclude an outstanding commitment with respect to approximately $2.9 billion of ABS CDOs which carries an Ambac rating of BBB+. For additional information, please see discussion below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2007, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for several major financial institutions and investors, including Ambac. During the third and fourth quarters of 2007, the major rating agencies downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. Subprime mortgage loans represent a significant portion of the underlying exposure for many of these downgraded securities. The primary factors driving these rating downgrades are increasing foreclosure and delinquency rates for loans originated during this time period. Subprime mortgage loans in more recent vintages have displayed significantly worse credit performance compared to earlier vintages. According to recent statistics from Standard and Poor’s, since July 2007, cumulative losses are still relatively low but have increased significantly for U.S. subprime RMBS transactions issued during 2006 and 2007. Delinquencies for these vintages have also increased significantly. These negative trends recently caused Standard & Poor’s to increase their lifetime projected loss range for the 2006 subprime vintages to 18%-20% from the 12%-16% they projected at mid-year 2007. Standard & Poor’s projected loss range for the 2007 subprime vintage is currently 16%-18%. These loss projections represent the universe of subprime RMBS rated by Standard & Poor’s and may or may not be reflective of the projected or actual performance of Ambac’s exposure to this asset class. Nonetheless, the credit deterioration in the housing market has had a significant adverse impact on the credit quality of Ambac’s CDO of ABS exposures. The table below breakout Ambac’s exposures to CDOs of ABS > 25% and provide the estimated internal credit ratings of Ambac’s CDO of ABS exposures. All 228 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple A. As of December 31, 2007, 26 CDO of ABS exposures have experienced credit downgrades, including four exposures to below investment grade.

Breakout of CDO of ABS >25% RMBS Exposure (1)

			Collateral as % of Deal (2)
Year Issued	CDO of ABS	Amount (1) (as of 12/31/07) ($ millions)	Sub-prime RMBS (3)	Other RMBS (4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other (5)	Other ABS (5)	Ambac Rating (6)
2004	Cheyne High Grade ABS CDO, Ltd.	780	37%	16%	10%	11%	24%	2%	AA+
2005	Duke Funding High Grade III Ltd.	1,524	37%	62%	—	—	—	—	A-
2005	Palmer Square PLC	988	36%	33%	7%	7%	15%	1%	AAA
2005	Hereford Street ABS CDO I, Ltd.	986	56%	17%	—	—	23%	4%	AA+
2005	Pascal CDO, Ltd.	859	58%	17%	3%	5%	6%	10%	AAA
2005	Tremonia CDO 2005-1 PLC	815	43%	27%	2%	10%	13%	5%	AAA
2005	High Grade Structured Credit CDO 2005-1	624	59%	31%	3%	5%	2%	—	AA+
2005	Belle Haven ABS CDO 2005-1, Ltd.	588	56%	30%	4%	4%	2%	3%	AA+
2006	Diversey Harbor ABS CDO, Ltd.	1,868	35%	40%	7%	17%	1%	—	AA-
2006	Belle Haven ABS CDO 2006-1, Ltd.	1,667	45%	29%	5%	9%	5%	7%	A
2006	Ridgeway Court Funding I, Ltd.	1,567	36%	26%	8%	23%	4%	2%	A
2006	Duke Funding High Grade IV, Ltd.	1,303	31%	68%	—	—	—	—	AA-
2006	Duke Funding High Grade V, Ltd.	1,250	39%	61%	—	—	—	—	A+
2006	McKinley Funding III, Ltd.	1,179	18%	40%	6%	32%	3%	—	BBB-
2006	Millerton II High Grade ABS CDO, Ltd.	1,116	41%	51%	3%	1%	3%	—	AA-
2006	Lancer Funding, Ltd.	940	47%	41%	3%	6%	3%	1%	AA-
2006	Cairn High Grade ABS CDO II Limited	819	34%	41%	1%	21%	1%	2%	A+
2006	ESP Funding I, Ltd.	670	44%	15%	—	17%	22%	—	A+
2006	Longshore CDO Funding 2006-1, Ltd.	614	30%	32%	7%	12%	16%	2%	AA+
2007	Kleros Preferred Funding VI, Ltd.	2,397	34%	35%	6%	20%	3%	1%	A
2007	Ridgeway Court Funding II, Ltd.	1,942	48%	10%	3%	31%	7%	1%	AA-
2007	Citation High Grade ABS CDO I, Ltd.	937	39%	53%	—	5%	—	2%	A+
2007	Fiorente Funding Limited	721	35%	42%	2%	12%	1%	7%	AA-
2007	CDO of Mezzanine ABS	503	83%	6%	—	7%	—	4%	BIG

	Subtotal	26,655

	CDO of CDO
2005	CDO of Mezzanine ABS	79	9%	1%	20%	33%	36%	1%	BBB-
2007	CDO of Mezzanine ABS	1,399	—	—	—	100%	—	—	BIG
2007	CDO of Mezzanine ABS	497	—	—	7%	93%	—	—	BIG
2007	CDO of Mezzanine ABS	498	—	—	—	100%	—	—	BIG

	Subtotal	2,472

	Total	29,127

(1)	Amounts exclude an outstanding commitment with respect to approximately $2.9 billion of ABS CDOs which carries an Ambac rating of BBB+. This commitment is disclosed in further detail below in “Other CDO Commitments”.
(2)	May not total 100% due to rounding.
(3)	“Subprime” – Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(4)	“Other RMBS” – Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(5)	“CDO Other” and “Other ABS” – Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not High-grade CDO of ABS or Mezzanine CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.

(6)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2007, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. Ambac undertakes no obligation to update ratings. “BIG” denotes credits deemed below investment grade (e.g, below BBB-).

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool consisting primarily of High-Grade and Mezzanine CDO of ABS securities, comprising primarily underlying sub prime and mid prime residential mortgage backed securitizations. The commitment was structured such that Ambac would issue an insurance policy on securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. The first loss coverage amortizes on a pro rata basis as the underlying investment securities amortize. The pro rata amortization of the first loss coverage stops when it reaches $750 million; this amount remains available to absorb future losses. As of December 31, 2007, the gross investment pool balance is $3.91 billion and $978 million of first loss remains available. However, we expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred, but have not yet been presented, in the amount of $153.7 million. Ambac’s approximate net exposure under this commitment as of December 31, 2007 is $2.93 billion. Ambac has assigned an internal credit rating of BBB+ to this commitment. (1)

The following summarizes certain key characteristics of the gross investment pool of CDO securities as of December 31, 2007:

Vintage by closing date of underlying CDO: (2)
2007	2.3%
2006	14.7%
2005	36.0%
2004 and prior	47.0%

Total	100%

Ratings Distribution of the underlying CDOs (3)	Moody’s	S&P
Aaa/AAA	45.0%	40.9%
Aa/AA	32.3%	30.3%
A/A	17.5%	13.3%
Baa/BBB	3.0%	0.7%
Below investment grade	2.2%	2.8%
Not rated	—	12.0%

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2007, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(3)	The third party ratings set forth above are as of the December 31, 2007, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure:

Ambac also has RMBS exposure in its Financial Services investment portfolio. Please refer to the tables in the Liquidity and Capital Resources – Balance Sheet section below which display: i) the fair value of mortgage and asset-backed securities by classification and ii) the ratings distribution of the fixed income investment portfolio by segment.

RESULTS OF OPERATIONS

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2007, 2006 and 2005 and its financial condition as of December 31, 2007 and 2006. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Our diluted (loss) earnings per share were ($31.56), $8.15 and $6.87 for 2007, 2006 and 2005, respectively. The 2007 financial results were negatively impacted by (i) significant mark-to-market losses on credit derivative exposures; (ii) lower other income compared to the comparable prior period in 2006 (which included recoveries from the sale of three aircraft from a defaulted enhanced equipment trust certificate transaction); and (iii) a higher provision for loss and loss expenses, partially offset by (i) higher net premiums earned and (ii) higher net investment income. 2007 was significantly impacted by a $6,004.4 million mark-to-market loss, primarily driven by certain collateralized debt obligations of asset-backed securities backed by subprime residential mortgage-backed securities. Also impacting 2007 was the establishment of loss reserves primarily driven by unfavorable credit activity within the home equity line of credit and closed-end second lien residential mortgage-backed securities portfolio. This was partially offset by the release of approximately $41 million of reserves related to Hurricane Katrina. Both the 2005 and 2006 financial results were impacted by Hurricane Katrina loss reserve activity. The 2005 results were negatively impacted by the establishment of $92 million of reserves and the 2006 results were positively impacted by the release of approximately $41 million of Katrina related reserves. Return on average shareholders’ equity was (76.7%) and 15.1% for 2007 and 2006, respectively.

Ambac’s net income in 2006 increased $124.9 million compared to $751.0 million or $6.87 per diluted share, in 2005. Ambac’s income before income taxes in 2006 was up 18% from income before income taxes of $1,022.8 million in 2005. This increase was attributable to growth in both the Financial Guarantee and Financial Services segments. Income (loss) before income taxes in 2005 consisted of $1,009.3 million from Financial Guarantee, $81.0 million from Financial Services and $(67.5) million from Corporate.

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

Ambac guaranteed $126.0 billion of gross par value bonds during 2007, an increase of 1% from $124.5 billion in 2006. Par value written during 2006 decreased 1% compared to $125.3 billion written during 2005.

The following table provides a breakdown of guaranteed net par outstanding by market sector at December 31, 2007 and 2006:

(Dollars in billions)	December 31, 2007	December 31, 2006
Public Finance	$280.9	$282.2
Structured Finance	170.7	162.6
International Finance	72.4	74.2

Total net par outstanding	$524.0	$519.0

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $22.8 billion at December 31, 2007. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 28% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain asset eligibility requirements must be met, or (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $22.8 billion of commitments outstanding at December 31, 2007 does not necessarily reflect actual future amounts.

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2007 and 2006 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2007 and 2006. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	December 31, 2007	December 31, 2006
AAA	13%	16%
AA	22%	20%
A	43%	43%
BBB	20%	20%
Below investment grade	2%	1%

Total	100%	100%

Summary of Below Investment Grade Exposure (1)

Bond Type
(Dollars in millions)	2007	2006
Public Finance:
Transportation	$1,024	$1,264
Health care	397	404
General obligation	173	292
Tax-backed	132	134
University	29	69
Other	117	120

Total Public Finance	1,872	2,283

Structured Finance:
Mortgage-backed and home equity	4,189	848
CDO of ABS > 25% MBS	2,896	—
Enhanced equipment trust certificates	617	950
Investor-owned utilities	583	509
Other CDOs	61	90

Total Structured Finance	8,346	2,397

International Finance:
Transportation revenue	1,052	397
Public finance infrastructure	—	149
Other	37	40

Total International Finance	1,089	586

Grand Total	$11,307	$5,266

1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The total number of credits with Ambac Assurance ratings below investment grade was 69 and 64 at December 31, 2007 and 2006, respectively. The increase to mortgage-backed and home equity is the result of significant credit impairment during 2007. The increase consisted of $3,625 million of second lien credits. Refer to the Residential Mortgage Backed Securities exposure included in this Management’s Discussion and Analysis. The decrease in International Finance’s transportation revenue is due to the refinancing of the Eurotunnel credit. The increase in CDO of ABS > 25% MBS resulted from the downgrade of three CDO squared and one mezzanine CDO of ABS containing significant sub-prime mortgage exposure.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Public Finance bond obligations par value written was $52.3 billion, $43.1 billion and $53.8 billion for 2007, 2006 and 2005, respectively. Ambac’s market share for 2007, based upon par insured, was flat in 2007 compared to 2006 at approximately 23%. Ambac’s market share for 2005 was approximately 25%. Insured market penetration dipped to below 50% in 2006 for the first time since 2001, while market penetration was the highest in 10 years in 2005 at 57%. As a result of the uncertainty regarding the financial stability of the financial guarantors, insured penetration dropped to approximately 30% in December 2007. If penetration levels remain at that level, new business production for Ambac will be reduced significantly. Please refer to the “U.S. Public Finance Market” section, located in Item 1., Business, for historical U.S. public finance market data.

The table below shows the percentage, by bond type, of new Public Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2007	2006	2005
U.S. Public Finance:
Lease and tax-backed revenue	28%	34%	34%
General obligation	24%	24%	28%
Utility revenue	13%	11%	8%
Health care revenue	11%	10%	11%
Transportation revenue	10%	6%	8%
Higher education	7%	9%	7%
Housing revenue	6%	4%	3%
Other	1%	2%	1%

Total U.S. Public Finance	100%	100%	100%

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; operating assets; leases; CDOs; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Structured Finance obligations par value written was $53.6 billion, $62.4 billion and $58.8 billion in 2007, 2006 and 2005, respectively. The decrease in Structured Finance obligations guaranteed for 2007 as compared to 2006 resulted primarily from lower mortgage-backed and home equity securitizations, partially offset by higher student loan par guaranteed. The increase in par guaranteed in 2006 compared to 2005 resulted primarily from higher par written in CDOs, partially offset by a decline in the consumer asset-backed sector of the market (including mortgage-backed securities).

The table below shows the percentage, by bond type, of new Structured Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2007	2006	2005
U.S. Structured Finance:
CDOs	30%	33%	23%
Asset-backed and conduits	28%	25%	29%
Mortgage-backed and home equity	26%	30%	36%
Student loan	10%	5%	7%
Investor-owned utilities	6%	4%	4%
Other	—%	3%	1%

Total U.S. Structured Finance	100%	100%	100%

International Finance:

International finance obligations include public purpose infrastructure projects, utilities and various types of structured financings originated outside the United States (“International Finance”), including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass CDOs that may include significant components of U.S. exposures.

International Finance bond obligations par value written was $20.1 billion, $19.0 billion and $12.7 billion for 2007, 2006 and 2005, respectively. International Finance obligations guaranteed during 2007 are higher than 2006 primarily due to increases in asset-backed and conduit obligations and transportation obligations, partially offset by lower CDO par written. International Finance obligations guaranteed during 2006 are higher than 2005 primarily due to increases in CDOs, asset-backed and conduits, sovereign/sub-sovereign (primarily PFI), and transportation revenue obligations, partially offset by lower investor-owned and public utility obligations par written.

The table below shows the percentage, by bond type, of new International Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2007	2006	2005
International Finance:
Asset-backed and conduits	40%	25%	36%
CDOs	17%	36%	24%
Sovereign/sub-sovereign (PFI)	12%	15%	1%
Transportation	11%	6%	3%
Investor-owned and public utilities	10%	12%	30%
Mortgage-backed and home equity	5%	3%	6%
Other	5%	3%	—%

Total International Finance	100%	100%	100%

Gross Premiums Written. Gross premiums written in 2007 were $1,031.4 million, an increase of 3% from $996.7 million in 2006. Up-front premiums written increased to $480.7 million in 2007 from $459.2 million in 2006, an increase of 5%. Up-front premiums written by market sector saw increases in Public Finance and Structured Finance, which were partially offset by a decrease in International Finance. Installment premiums written in 2007 were $550.7 million, an increase of 2% from $537.5 million in 2006. Installment premiums increased in Structured and International Finance, which was partially offset by a decrease in Public Finance. Gross premiums written in 2006 decreased 9% from $1,096.0 million in 2005. This is a result of lower premiums written in Public Finance, partially offset by higher premiums written in Structured and International Finance. The following table sets forth the amounts of gross premiums written by type:

(Dollars in millions)	2007	2006	2005
Public Finance:
Up-front	$416.4	$346.0	$528.1
Installment	28.0	29.7	24.1

Total Public Finance	444.4	375.7	552.2

Structured Finance:
Up-front	30.3	30.0	15.0
Installment	310.8	303.6	299.5

Total Structured Finance	341.1	333.6	314.5

International Finance:
Up-front	34.0	83.2	32.3
Installment	211.9	204.2	197.0

Total International Finance	245.9	287.4	229.3

Total	$1,031.4	$996.7	$1,096.0

Total up-front	$480.7	$459.2	$575.4
Total installment	550.7	537.5	520.6

Total	$1,031.4	$996.7	$1,096.0

Ceded Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Management uses facultative reinsurance to cede risks in amounts greater than the maximums that can be ceded under the surplus share treaty and risks which are excluded from the surplus share treaty. Ceded premiums written in 2007 were $277.5 million, up 168% from $103.5 million in 2006. Ceded premiums written in 2006 were up 4% from $99.7 million in 2005. Ceded premiums written as a percentage of gross premiums written were 26.9%, 10.4% and 9.1% for 2007, 2006 and 2005, respectively.

During the fourth quarter of 2007, Ambac Assurance ceded approximately $29 billion of exposures under an existing facultative reinsurance agreement with Assured Guaranty Re Ltd. As part of this cession, Ambac ceded $143.2 million of written premium to Assured Guaranty. Excluding this arrangement, ceded premiums written were $134.3 million. Included in ceded premiums written in 2006 and 2005 were $37.0 million and $55.8 million, respectively, in return premiums from reinsurance contracts that were cancelled. Excluding the return premiums, ceded premiums written were $140.5 million and $155.5 million for 2006 and 2005, respectively, a decrease of 10%. Ceded premiums written (exclusive of the Assured Guaranty cession in 2007 and the return premiums in 2006 and 2005) as a percentage of gross premiums written were 13.0%, 14.1% and 14.2% for 2007, 2006 and 2005, respectively.

Included in the year ended December 31, 2006 income (loss) before income taxes in the Financial Guarantee segment is the impact from cancellations of the remaining reinsurance contracts with AXA Re Finance S.A. (“AXA Re”) and American Re-Insurance Company (“American Re”). The insured par that was recaptured as a result of the cancellation totaled approximately $3.9 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $37.0 million in returned premiums from the cancellation, of which $29.3 million was deferred. The difference, $7.7 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $3.1 million, $2.0 million after-tax.

Included in the year ended December 31, 2005 income (loss) before income taxes in the Financial Guarantee segment is the impact of a cancellation of a reinsurance contract with Radian Asset Assurance Inc. (“Radian”) during the first quarter of 2005. The insured par that was recaptured as a result of the cancellation totaled approximately $7.5 billion. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $55.8 million in returned premiums from the cancellation, of which $51.3 million was deferred. The difference, $4.5 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the underlying guarantees. The net impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $2.7 million, $1.8 million after-tax.

Net Premiums Earned and Other Credit Enhancement Fees. Net premiums earned and other credit enhancement fees during 2007 were $917.9 million, an increase of 5% from $871.4 million in 2006. The increase was primarily the result of higher normal earned premiums (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below), higher other credit enhancement fees and higher refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations, (collectively referred to as “accelerated earnings”).

The following table provides a breakdown of net premiums earned by market sector and other credit enhancement fees:

(Dollars in millions)	2007	2006	2005
Public Finance	$234.9	$231.0	$223.6
Structured Finance	291.7	283.4	269.9
International Finance	185.9	179.0	181.3

Total normal premiums earned	712.5	693.4	674.8
Accelerated earnings	129.0	118.2	141.5

Total net premiums earned	841.5	811.6	816.3
Other credit enhancement fees	76.4	59.8	50.1

Total net premiums earned and other credit enhancement fees	$917.9	$871.4	$866.4

Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. However, given the same underlying attributes of an insured obligation such as tenor, gross premium amount, and amortization schedule, the timing of revenue recognition may differ for premiums collected upfront versus premiums collected in installments. When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy or in advance on an installment basis. Accelerated earnings also include the difference between negotiated return premiums and the associated unearned premium on reinsurance cancellations. Net premiums earned included accelerated earnings of $129.0 million and $118.2 million during 2007 and 2006, respectively. The following table provides a breakdown of accelerated earnings:

(Dollars in millions)	2007	2006	2005
Public Finance	$106.2	$73.0	$114.6
Structured Finance	9.8	17.8	20.5
International Finance	13.0	19.7	1.9
Reinsurance cancellations	—	7.7	4.5

Total accelerated earnings	$129.0	$118.2	$141.5

Normal net premiums earned increased 3% from $693.4 million in 2006 to $712.5 million in 2007. Normal net premiums earned for 2007 increased 2%, 3% and 4% for Public, Structured, and International Finance, respectively, from 2006. Public Finance normal earned premium growth has been negatively impacted by the high level of refunding activity over the past few years, increasingly competitive pricing and the mix of business underwritten in recent periods. The growth in normal earned premiums in Structured Finance has improved in asset classes such as commercial asset-backed securities and student loan securitizations over the past several quarters. The increase in International normal earned premiums has resulted from improving deal flow.

Other credit enhancement fees in 2007, which is primarily comprised of fees received from the credit derivatives product, were $76.4 million, an increase of 28% from $59.8 million in 2006. Included in 2007 was a one time premium on a credit derivative transaction that matured. Included in 2006 was $0.8 million of accelerated other credit enhancement fees, compared to $1.8 million in 2005. Excluding the one-time premium in 2007 and the acceleration for 2006, other credit enhancement fees increased 22% for 2007. This increase is primarily due to higher domestic credit derivative writings. This increase was driven by investor demand for credit enhancement in the form of credit derivatives in the first half of 2007, rather than insurance.

Net premiums earned and other credit enhancement fees during 2006 increased 1% from $866.4 million in 2005. This increase was primarily the result of higher normal earned premiums and higher other credit enhancement fees, partially offset by lower accelerated earnings.

Net Investment Income. Net investment income in 2007 was $465.0 million, an increase of 10% from $423.9 million in 2006. The increase was primarily attributable to the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business (primarily premiums written and coupon receipts on invested assets) and an increase of $4.7 million over 2006 from the consolidation of variable interest entities under FIN 46R (primarily offset in the Statement of Operations by line item “Interest expense on variable interest notes” which had an increase of $4.6 million over 2006). Investments in tax-exempt securities amounted to 78%, 77% and 74% of the total fair value of the portfolio as of December 31, 2007, 2006 and 2005, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.63%, 4.61% and 4.61% at December 31, 2007, 2006 and 2005, respectively. Net investment income in 2006 increased 12% from $378.1 million in 2005. The increase was primarily attributable to (i) the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business, including cash received related to the previously mentioned reinsurance cancellation, and (ii) an approximately $200 million capital contribution from the parent company in late December 2005.

Net Mark-to-Market (Losses) Gains on Credit Derivative Contracts. Net mark-to-market (losses) gains on credit derivative contracts in 2007 were ($6,004.4) million, compared to net mark-to-market gains of $9.1 million and $13.6 million in 2006 and 2005, respectively. During 2007, a net mark-to-market loss was recorded across the entire credit derivative portfolio, with the largest declines related to collateralized debt obligations of asset-backed securitizations (“CDO of ABS”) containing sub-prime mortgage-backed securities as collateral, including CDOs containing other CDO of ABS securities as collateral (“CDO of CDO”). Mark-to-market losses on these CDO of ABS comprised approximately 94% of the total mark-to-market losses for the year ended December 31, 2007. The remainder of the mark is attributed primarily to CDOs of corporate assets, both loans and bonds. The negative mark-to-market is driven primarily by credit deterioration of sub-prime RMBS collateral, market uncertainty about the ultimate amount of losses that will be realized in recent sub-prime residential mortgage-backed securities and the lack of liquidity in collateralized debt obligations of the asset–backed security market resulting in a reduction in market-quoted prices on the underlying reference obligations of our credit derivatives. Mark-to-market losses were also impacted by credit deterioration of CDO of ABS reference obligations in the credit derivative portfolio which is reflected in the Company’s fair value models. There were no realized net losses paid on credit derivatives for the years ended December 31, 2007, 2006 and 2005. So far in the first quarter of 2008, we have observed continued rating agency downgrades of mortgage-backed securities and CDOs, a continued lack of liquidity in the collateralized debt obligation market and continued credit deterioration in the underlying RMBS and as a result Ambac may experience future mark-to-market losses.

Other Income. Other income in 2007 was $10.7 million, as compared to $39.6 million in 2006. Included in other income are deal structuring fees, commitment fees, aircraft revenues and equity earnings from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). Included in the years ended December 31, 2007, 2006 and 2005 were equity earnings of $1.2 million, $4.7 million and $7.3 million from these QSPEs. During the first quarter of 2006, Ambac Assurance sold three aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million. Also included within other income are structuring and commitment fee revenues for 2007, 2006 and 2005 of approximately $6.0 million, $2.1 million and $0.7 million, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $23.9 million and $20.9 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of December 31, 2007 and 2006, respectively. Other income increased $27.1 million in 2006 from $12.5 million in 2005, primarily from the sale of three aircraft amounting to $25 million as mentioned above.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Losses and loss expenses in 2007 were $256.1 million, $20.0 million in 2006 and $149.9 million in 2005. The increased loss provision in 2007 is primarily the result of increases for domestic transportation and residential mortgage-backed security sectors, partially offset by a reduction in the remaining Public Finance portfolio due to improved financial conditions. The decrease in the 2006 loss provision is primarily due to improvements in Hurricane Katrina related credits primarily due to state and federal support provided to the region, particularly the greater New Orleans area.

The following table summarizes the changes in the total net loss reserves for 2007 and 2006:

(Dollars in millions)	December 31, 2007	December 31, 2006
Beginning balance of net loss reserves	$215.0	$300.6
Provision for losses and loss expenses	256.1	20.0
Losses paid	(30.4)	(126.2)
Recoveries of losses paid from reinsurers	4.7	3.9
Other recoveries, net of reinsurance	27.9	16.7

Ending balance of net loss reserves	$473.3	$215.0

The following tables provide details of net losses paid, net of recoveries received for the years ended December 31, 2007, 2006 and 2005 and gross case reserves and total gross loss reserves at December 31, 2007 and 2006:

(Dollars in millions)	2007	2006	2005
Net losses paid (recovered):
Public Finance	$(6.5)	$76.2	$11.3
Structured Finance	7.6	30.6	72.5
International Finance	(3.3)	(1.2)	2.9

Total	$(2.2)	$105.6	$86.7

	2007		2006
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(1)(2)	Total Loss Reserves
Public Finance	$51.8	$170.4	$45.7	$195.0
Structured Finance	69.0	313.0	(0.2)	21.6
International Finance	0.1	0.9	2.0	3.5

Total	$120.9	$484.3	$47.5	$220.1

(1)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at December 31, 2007 and 2006, respectively.

(2)	Reinsurance recoverables on case basis credit reserves were $11.1 million and $5.0 million at December 31, 2007 and 2006, respectively.

Active credit reserves were $363.4 million and $172.6 million at December 31, 2007 and 2006. Included in the calculation of active credit reserves at December 31, 2007 and 2006 was the consideration of $13.4 million and $6.9 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at December 31, 2007 and 2006 was comprised of 45 and 55 credits with net par outstanding of $6,513 million and $3,831 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by downgrades of residential mortgaged-backed credits offset by credit improvements, redemption of insured credits, and transfers to case basis credit reserves.

Case basis credit reserves at December 31, 2007 and 2006 were comprised of 13 and 7 credits, respectively, with net par outstanding of $1,359.4 million and $668.4 million, respectively. The increase to the case basis credit reserves is primarily due to the default of several residential mortgage-backed transactions.

At December 31, 2007, expected future claim payments on credits that have already defaulted totaled $60.2 million. Related future payments (recoveries) are $66.4 million, $46.9 million, $18.6 million, $(11.3) million and $0.1 million for 2008, 2009, 2010, 2011, and 2012, respectively.

Please refer to the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses of $139.3 million in 2007 increased by 4% from $133.7 million in 2006. Underwriting and operating expenses in 2006 increased 14% from $117.7 million in 2005. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for 2007, 2006 and 2005:

				% Change
(Dollars in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Gross underwriting and operating expenses	$195.7	$191.2	$167.4	+2%	+14%
Net reinsurance commissions received (1)	(59.4)	(26.1)	(21.3)
Operating expenses and reinsurance commissions deferred	(43.1)	(69.6)	(59.0)
Amortization of previously deferred expenses (1)	46.1	38.2	30.6

Underwriting and operating expenses	$139.3	$133.7	$117.7	+4%	+14%

(1)	The 2006 and 2005 cancellations of reinsurance contracts disclosed above impacted net reinsurance commissions received by ($10.3) million, and ($17.4) million, respectively and the amortization of previously deferred expenses by $8.1 million and $15.9 million, respectively.

The increases in gross underwriting and operating expenses in 2007 and 2006 reflect the overall increased business activity in those years and are primarily attributable to higher compensation costs. Compensation expenses in 2007, 2006 and 2005 were $144.2 million, $142.5 million and $113.4 million, respectively. The increase in net reinsurance commissions in 2007 was due to ceding commissions received of $21.5 million related to the reinsurance cession to Assured Guaranty Re., Ltd noted above. Lower future business production could result in a lower rate of deferral of gross underwriting expenses. As these non-deferred gross underwriting expenses would be recognized in income as incurred, total underwriting and operating expenses could be higher than prior periods.

Financial Guarantee Exposure Draft (“ED”). On April 18, 2007, the FASB issued an ED for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60 “Accounting and Reporting by Insurance Enterprises”. The comment period ended on June 18, 2007 and a roundtable with interested parties was held on September 4, 2007. The FASB has concluded its re-deliberations of the ED and expects to issue a final standard in the first quarter of 2008.

Under the FASB’s re-deliberations, Ambac would be required to recognize premium revenue, for both upfront and installment paying policies, based on applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, the FASB’s re-deliberations also require that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be accreted through the income statement.

Ambac believes that the cumulative effect of initially applying the revenue recognition provisions of this ED to our upfront paying policies would be material to our financial statements. Additionally, the revenue recognition for upfront paying insurance transactions originated after the standard’s effective date would be materially different than our current premium revenue recognition methodology. Ambac continues to evaluate the implications of the ED with regard to income recognition on installment paying policies, claim liabilities and deferred acquisition costs on its financial statements.

Financial Services

Through its Financial Services subsidiaries, Ambac provides financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The investment agreement business is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts may be used. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is hedged on an individual or portfolio basis. Certain municipal interest rate swaps are not hedged for the basis difference between taxable index and issue specific or general tax-exempt index rates. Therefore, changes in the relationship between those rates may result in mark-to-market gains or losses.

Revenues. Revenues in 2007 decreased 19% to $380.8 million from $468.7 million in 2006. The decreased revenues in 2007 are primarily due to (i) lower net realized gains, (ii) mark-to-market losses on total return swaps, and (iii) lower post inception revenues on interest rate swaps, partially offset by higher gross investment income from the investment agreement business.

The following table provides a breakdown of Financial Services revenues for 2007, 2006 and 2005:

				% Change
(Dollars in millions)	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Investment income	$445.3	$391.7	$270.3	+14%	+45%
Derivative products	6.9	16.6	15.8	-58%	+5%
Net realized investment (losses) gains	(29.1)	59.3	2.3	-149%	+2478%
Net mark-to-market (losses) gains on total return swaps	(33.3)	2.5	1.3	-1432%	+92%
Net mark-to-market (losses) gains on non-trading derivative contracts	(9.0)	(1.4)	44.2	-543%	-103%

Total Financial Services revenue expenses	$380.8	$468.7	$333.9	-19%	+40%

The increases in investment income in 2007 and 2006 were driven by higher interest rates on floating rate investments and the issuance of investment agreements during the period. Derivative product revenues decreased in 2007 primarily due to a decline in post inception revenue on interest rate swaps driven by increases in floating rates on certain interest rate swaps with municipal counterparties. The total return swap portfolio has experienced credit spread widening which resulted in net mark-to-market losses in 2007. The mark-to-market losses on non-trading derivatives in 2007 were primarily due to hedge ineffectiveness. The mark-to-market gains on the non-trading derivative contracts in 2005 relate almost entirely to interest rate hedge contracts in Ambac’s investment agreement business. The non-trading derivative contracts were effective economic hedges, but did not meet the technical requirements for hedge accounting under SFAS Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. These derivatives were redesignated to meet the technical requirements of SFAS No. 133 in 2005.

During 2002 and 2003 realized losses included impairment write-downs of $150.2 million related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2007, 2006 and 2005, Ambac has received cash recoveries of $6.5 million, $55.5 million and $10.8 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

In the event that Ambac Assurance is further downgraded by the rating agencies, Ambac will be required to post incremental collateral to its investment agreement counterparties. Please refer to the Liquidity and Capital Resources – Credit Ratings and Collateral section below for further discussion.

Based on the previously described rating agency actions by Moody’s, Standard & Poor’s and Fitch which occurred during January 2008, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. A portion of the securities identified are in an unrealized loss position at December 31, 2007. Ambac does not believe the securities in an unrealized loss position are credit impaired. However, we have recorded an impairment write-down of $40.1 million for the securities identified which are in an unrealized loss position because we do not have the intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. This impairment write-down was recorded in Net realized investment (losses)/gains at December 31, 2007.

Expenses. Financial Services expenses were $432.2 million, $372.3 million and $252.9 million for 2007, 2006 and 2005, respectively. Included in the above are expenses related to investment and payment agreements of $420.0 million, $359.9 million and $239.2 million for 2007, 2006 and 2005, respectively. The increases are primarily related to higher rates on floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense was $85.7 million, $75.3 million and $55.9 million in 2007, 2006 and 2005, respectively. The increases are primarily attributable to Ambac’s issuance of $400 million aggregate principal amount of Directly Issued Subordinated Capital Securities due 2087 (the DISCs”) in February 2007. In October 2006, Ambac redeemed all of its outstanding $200 million 7% debentures at par plus accrued interest. For additional information, please refer to “Liquidity and Capital Resources – Ambac Financial Group, Inc. Liquidity” section.

Corporate Expenses. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses were $13.9 million, $20.6 million, and $15.0 million in 2007, 2006 and 2005, respectively. The decreased expenses in 2007 are primarily related to the write-off of approximately $6.0 million of fees and expenses related to the redemption of Ambac’s $200 million 7% debentures mentioned above in 2006. Ambac’s contingent capital facility expense for 2007, 2006 and 2005 were $6.1 million, $2.5 million and of $5.0 million, respectively.

Provision for Income Taxes. Income taxes for 2007 were at an effective rate of 36.9%, compared to 27.6% and 26.6% for 2006 and 2005, respectively. The increase in the effective tax rates for 2007 is primarily due to the mark-to-market losses recognized during the year. The increase in the effective rate for 2006 compared to 2005 is primarily due to higher taxable income resulting from improved financial guarantee underwriting results relative to the comparable prior period and a net release of tax reserves in 2005 as a result of the expiration of the statute of limitations on a prior tax year.

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; and (ii) external financing. In January 2008, Ambac reduced its annual dividends paid to stockholders from $0.84 per share to $0.28 per share. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Based upon these tests, the maximum amount that will be available during 2008 for payment of dividends without regulatory approval by Ambac Assurance is $332 million. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Ambac Assurance paid dividends of $190.2 million in 2007. Ambac sought and obtained regulatory approval with respect to the dividends paid in each of the four quarters of 2007, which exceeded by more than 15% the dividends paid in each of the four quarters of 2006. The increase was primarily necessitated by the issuance of the DISCs in February 2007.

Ambac’s principal uses of liquidity are for the payment of its operating expenses, income taxes, interest on its debt, dividends on its shares of common stock and capital investments in its subsidiaries.

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

	Contractual Obligations by Year
(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations (1)	$89.6	$89.6	$89.6	$226.5	$76.2	$4,446.5
Investment agreement obligations (2)	3,114.6	1,205.5	1,420.2	602.2	663.0	2,903.8
Payment agreement obligations (3)	319.0	56.7	55.2	55.6	63.5	664.7
Operating lease obligations	9.8	9.9	10.3	10.2	10.2	63.7
Purchase obligations (4)	8.8	2.7	2.5	1.7	1.1	—
Pension and post retirement benefits (5)	2.6	12.0	0.2	0.2	0.2	1.9
Other long-term liabilities (6) (7)	66.4	46.9	25.2	6.7	414.8	1,127.9

Total	$3,610.8	$1,423.3	$1,603.2	$903.1	$1,229.0	$9,208.5

(1)	Includes principal of and interest on obligations.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Certain payment agreements have contractual provisions that allow investors the right to redeem their investment at any time prior to legal maturity date. Amounts included in the table are based on this right being exercised in 2008.
(4)	Purchase obligations include various technology related maintenance agreements, rating agency fees and other outside services.
(5)	Amount primarily represents future benefit payments on the non-qualified pension and postretirement benefit plans for the next 10 years (unfunded).
(6)	Amount includes expected claim payments on financial guarantee insurance contracts that have already defaulted. Expected claim payments on financial guarantee insurance contracts that have not yet defaulted are not included.
(7)	Thereafter includes $79.1 million of FIN 48 unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.
(8)	Table excludes potential obligations on credit derivative contracts. The derivative liability at December 31, 2007 was $5,995.6 million, related to $64,988 million notional outstanding.

Based on the amount of dividends that it expects to receive from Ambac Assurance during 2008, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2007.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is largely dependent on new business opportunities. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim payments, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs, on a short term basis, can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from credit derivatives.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, the maturity and sale of its invested assets and from time to time, by inter-company loans and repurchase agreement transactions. The principal sources of this segment’s liquidity are proceeds from issuance of investment agreements, net investment income, maturities or sales of securities from its investment portfolio and net receipts from interest rate, currency and total return swaps. The investment objectives with respect to the investment agreement business are preservation of capital by maintaining a minimum average quality rating of AA on invested assets, maximize the net interest rate spread as compared to investment agreements issued and to maintain a liquid floating rate investment portfolio, which includes short-term investments, to minimize interest rate and liquidity risk. As of December 31, 2007, the investment agreement business floating rate investment portfolio approximates $6.3 billion or 84% of the investment portfolio related to the investment agreement business. Recently, Ambac decided to de-emphasize the Financial Services businesses. Ambac’s decision to decrease outstanding exposure to the financial services businesses was primarily due to the different liquidity needs of the business compared to the Financial Guarantee business, rating agency views relating to non-core businesses and to allow management to enhance its focus on the financial guarantee business. Ambac believes that this decision should not materially impact the Financial Services business liquidity.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of the investment agreements. These unanticipated withdrawals could require Ambac to sell investment securities at a loss to the extent other funding sources are unavailable. Ambac utilizes several tools to manage liquidity risk including regular surveillance of the investment agreements for unscheduled withdrawals. In general, Ambac has characterized the portfolio of investment agreements into two broad categories, contingent and fixed withdrawal. As of December 31, 2007, approximately $4.5 billion relates to contingent withdrawal investment agreements. Contingent withdrawal transactions include contractual provisions that allow the investor to withdraw principal and require minimal notice to Ambac. The vast majority of these investment agreements can only be drawn in the event that well-defined, observable events have occurred, primarily credit events. As of December 31, 2007, approximately $3.3 billion relates to fixed withdrawal investment agreements, of which $1.8 billion include provisions where under certain circumstances our counterparty has the ability to withdraw funds during 2008.

Capital and Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28 days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). If downgraded below AAA/Aaa, the maximum rate increase is to 200 bps over LIBOR. The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Each trust is rated AA/Aa2 with review for possible downgrade by S&P and Moody’s, respectively. For the years ended December 31, 2007 and 2006, Ambac Assurance incurred fees related to these perpetual put options of $6.1 million and $3.5 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed a Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process and subject to market conditions, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

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

Credit Ratings and Collateral. Our insurance companies currently have triple-A financial strength ratings from Standard & Poor’s Rating Services (with “Credit Watch Negative”) and Moody’s Investors Service, Inc. (review for possible downgrade) and a double-A financial strength rating from Fitch Inc. (Rating Watch Negative). The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

Downgrades and the potential for future downgrades in Ambac Assurance’s triple-A financial strength rating has adversely affected Ambac’s ability to compete for business. Credit ratings are an important component of a financial institutions’ ability to compete in the financial guarantee, derivative, investment agreement and structured transaction markets. See “Rating Agencies” section located in Part I, Item 1 for further information.

Ambac has posted collateral of $2,179.2 million under its outstanding investment agreements at December 31, 2007. In the event that Ambac Assurance is further downgraded, Ambac may be required to post incremental collateral to its investment agreement counterparties, introducing liquidity risk. The majority of the downgrade triggers are based on the lower of Moody’s or S&P rating levels. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract, for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. The Investment Agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $19.2 million under these contracts at December 31, 2007. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $116.0 million under these contracts at December 31, 2007. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating and accordingly could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac has entered into payment undertaking agreements where it receives funds from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In the event of a downgrade of Ambac’s credit rating, Ambac is required to post collateral or obtain other forms of credit enhancement to secure its obligations.

Ambac Capital Services enters into total return swaps. All of our total return swaps have collateral support agreements and would require us to pledge collateral as a result of a downgrade or in the event exposure limit losses exceed a predetermined threshold amount. In addition, a downgrade of our financial strength rating below specified levels would allow total return swaps counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount. At December 31, 2007, Ambac has not pledged collateral under any of its total return swap contracts. At February 27, 2008, Ambac has posted collateral of $6.6 million.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

Ambac manages its liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Ambac will meet the collateral requirements either by selling securities in the Financial Services investment portfolio in the market or to Ambac Assurance. Based on the previously described rating agency actions by Moody’s, Standard & Poor’s and Fitch which occurred during January 2008, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. Ambac can also enter into collateral swaps with external counterparties or with Ambac Assurance. In either case, securities transferred to Ambac Assurance must meet Ambac Assurance’s investment guidelines. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts.

The following table summarizes the estimated change in net collateral posting requirements of all the financial services products assuming immediate downgrades of Ambac’s financial strength rating level by either S&P or Moody’s at December 31, 2007:

(Dollars in millions)

Change in Credit Ratings	Estimated Collateral Requirements	Estimated increases in Collateral Requirements
Base scenario at current levels	$2,053	$—
AA+/Aa1	2,219	166
AA/Aa2	2,289	236
AA-/Aa3	2,534	481
A+/A1	6,391	4,338
A/A2	8,144	6,091
A-/A3	8,023	5,970

Certain investment agreements and interest rate swaps have collateral triggers based on downgrade of Ambac Assurance’s financial strength rating to below AA- and/or A+ by Fitch. Approximately $267.4 million, $428.5 million and $428.5 million of the incremental collateral included in the table above is related to assumed downgrade by Fitch to A+, A and A-, respectively.

Ambac has entered into total return swap transactions on fixed income obligations that were previously guaranteed by other financial guarantors. Some of these total return swaps have incremental collateral triggers based on other financial guarantors’ financial strength ratings. Assuming a downgrade of those guarantors below Aa3/AA- by Moody’s or S&P, the incremental collateral requirement would be $6.4 million.

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

On January 17, 2008, Ambac and Ambac Assurance amended the Credit Facility effective December 31, 2007 (“Amendment No. 1”). Amendment No. 1 modified the definition of total capital and section 5.03 (a) concerning minimum net assets to exclude the after-tax impact of net mark to market gains (losses) on credit derivative contracts to the extent that such losses do not result from any impairment of the underlying credit derivate contracts. Amendment No. 1 also increased the level of minimum net assets and the percentage of future earnings and equity issuances Ambac is required to retain under the net asset covenant described below and added a definition of impairment value.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date. Loans may be denominated in U.S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s base rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR or EURIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance has previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain a debt-to-total capital ratio, excluding debt consolidated under FIN 46, the DISCs and credit link notes, of not more than 30%, and (ii) maintain at all times net assets equal to or greater than $4.375 billion. The stockholders’ equity financial covenant increases annually, in an amount equal to 25% of the prior fiscal year’s net income commencing with fiscal year 2008, 50% of the net proceeds of any 2008 equity issuances, and 25% of the net proceeds of any equity issuances thereafter. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Balance Sheet. Total assets as of December 31, 2007 were $23.57 billion, up 16% compared to total assets of $20.27 billion at December 31, 2006. The increase was primarily due to cash generated from operations during the period and a deferred tax asset resulting from the net mark-to-market loss generated in 2007. The increase was partially offset by the change in unrealized gains/losses in the investment portfolio which went from a net unrealized gain position at December 31, 2006 to a net unrealized loss position at December 31, 2007. The unrealized loss is primarily due to credit spread widening in highly rated asset-backed securities within the investment agreement investment portfolio. As of December 31, 2007, stockholders’ equity was $2.28 billion, a 63% decrease from year-end 2006 stockholders’ equity of $6.19 billion. The decrease was primarily the result of the net loss reported for the year, the $400 million share buyback earlier in the years and the change in unrealized gains/losses within the investment portfolio.

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

The following table summarizes the composition of the fair value of Ambac’s investment portfolio by segment at December 31, 2007 and 2006:

(Dollars in millions)
	Financial Guarantee	Financial Services	Corporate	Total
2007:
Fixed income securities:
Municipal obligations	$8,276.0	$487.8	$—	$8,763.8
Corporate obligations	338.4	445.3	—	783.7
Foreign obligations	317.4	—	—	317.4
U.S. government obligations	123.3	14.7	—	138.0
U.S. agency obligations	266.7	174.8	—	441.5
Mortgage-backed securities	776.0	3,340.1	—	4,116.1
Asset-backed securities	153.2	2,413.7	—	2,566.9
Other	13.2	—	1.1	14.3

	10,264.2	6,876.4	1.1	17,141.7
Short-term	271.3	557.0	50.8	879.1

	10,535.5	7,433.4	51.9	18,020.8

Fixed income securities pledged as collateral:
U.S. agency obligations	—	241.3	—	241.3
Mortgage-backed securities	—	133.6	—	133.6

	—	374.9	—	374.9

Total investments	$10,535.5	$7,808.3	$51.9	$18,395.7

Percent total	57.3%	42.4%	0.3%	100%

2006:
Fixed income securities:
Municipal obligations	$7,667.4	$459.4	$—	$8,126.8
Corporate obligations	208.2	511.4	—	719.6
Foreign obligations	276.8	—	—	276.8
U.S. government obligations	160.2	13.9	—	174.1
U.S. agency obligations	400.4	389.0	—	789.4
Mortgage-backed securities	900.7	2,745.4	—	3,646.1
Asset-backed securities	5.2	3,062.3	—	3,067.5
Other	13.4	—	1.0	14.4

	9,632.3	7,181.4	1.0	16,814.7
Short-term	229.1	17.1	65.6	311.8

	9,861.4	7,198.5	66.6	17,126.5

Fixed income securities pledged as collateral:
Mortgage-backed securities	—	307.1	—	307.1

Total investments	$9,861.4	$7,505.6	$66.6	$17,433.6

Percent total	56.6%	43.0%	0.4%	100%

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2007 and 2006 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2007:
RMBS first lien – Alt-A	$—	$2,879.5	$—	$2,879.5
U.S. Government sponsored enterprise mortgages	769.2	205.8	—	975.0
Credit cards	147.6	661.1	—	808.7
Student loans	—	703.2	—	703.2
Airplanes	—	325.3	—	325.3
CDO/CLO	5.6	169.2	—	174.8
RMBS – Prime	—	162.1	—	162.1
RMBS – Second lien	—	161.9	—	161.9
Structured insurance	—	157.8	—	157.8
Auto	—	83.7	—	83.7
Other	6.8	377.8	—	384.6

Total	$929.2	$5,887.4	$—	$6,816.6

December 31, 2006:
RMBS first lien – Alt-A	$—	$2,467.2	$—	$2,467.2
U.S. Government sponsored enterprise mortgages	892.6	419.0	—	1,311.6
Credit cards	—	997.4	—	997.4
Student loans	—	683.4	—	683.4
Airplanes	—	401.6	—	401.6
CDO/CLO	5.2	248.5	—	253.7
RMBS – Prime	—	6.3	—	6.3
RMBS – Second lien	—	91.1	—	91.1
Structured insurance	—	167.2	—	167.2
Auto	—	215.1	—	215.1
Other	8.1	418.0	—	426.1

Total	$905.9	$6,114.8	$—	$7,020.7

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2007 and 2006, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	2007		2006
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$223.8	$0.5	$677.7	$3.7
7 -12 months	614.7	9.3	106.6	1.0
Greater than 12 months	633.4	8.4	1,270.7	21.7

	1,471.9	18.2	2,055.0	26.4

Corporate obligations in continuous unrealized loss for:
0 - 6 months	161.4	4.1	34.6	0.1
7 - 12 months	9.3	0.3	33.2	0.2
Greater than 12 months	53.8	6.0	50.9	0.8

	224.5	10.4	118.7	1.1

Foreign obligations in continuous unrealized loss for:
0 - 6 months	18.9	0.1	78.8	0.9
7 - 12 months	—	—	26.5	0.3
Greater than 12 months	40.4	—	13.1	0.2

	59.3	0.1	118.4	1.4

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	—	—	28.1	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	123.4	3.1

	—	—	151.5	3.2

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	—	—	351.6	3.6
7 - 12 months	—	—	—	—
Greater than 12 months	9.1	0.1	121.6	2.8

	9.1	0.1	473.2	6.4

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	2,535.3	278.4	392.3	1.9
7 - 12 months	536.4	65.0	52.1	0.3
Greater than 12 months	730.4	9.8	1,043.4	23.7

	3,802.1	353.2	1,487.8	25.9

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	838.1	31.2	58.2	0.5
7 - 12 months	106.4	8.7	23.4	0.3
Greater than 12 months	22.0	3.1	110.4	0.3

	966.5	43.0	192.0	1.1

Other in continuous unrealized loss for:
0 - 6 months	1.2	0.1	0.3	—
7 - 12 months	—	—	0.2	—
Greater than 12 months	—	—	—	—

	1.2	0.1	0.5	—

Total	$6,534.6	$425.1	$4,597.1	$65.5

As noted in the “Results of Operations – Financial Services”, included in 2007 Net realized (losses) / gains were impairment write-downs of $40.1 million, which are excluded from the table above.

Management has determined that the unrealized losses in fixed income securities at December 31, 2007 are primarily driven by (a) the uncertainty in the mortgage-backed security market resulting in the lack of market liquidity and (b) the current interest rate environment. These mortgage-backed securities are predominantly rated AAA. Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $6,534.6 million that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1.2 million and unrealized loss of $0.1 million, which represented less than 0.1% of the total fair value and the total pre-tax unrealized losses shown in the above table. Of the $4,597.1 million that were in a gross unrealized loss position at December 31, 2006, below investment grade securities and non-rated securities had a fair value of $0.5 million and an unrealized loss of less than $0.1 million, which represented less than 0.1% of the total fair value and total pre-tax unrealized losses shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening during the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued into the first quarter of 2008.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2007 and 2006, by contractual maturity date:

	2007		2006
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$6.1	$6.1	$—	$—
Due after one year through five years	232.5	231.6	365.6	361.9
Due after five years through ten years	226.3	223.9	1,160.3	1,145.8
Due after ten years	1,025.2	1,010.3	555.5	547.3

	1,490.1	1,471.9	2,081.4	2,055.0

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	167.0	160.4	25.0	25.0
Due after ten years	67.9	64.1	94.8	93.7

	234.9	224.5	119.8	118.7

Foreign obligations:
Due in one year or less	31.7	31.6	22.2	22.1
Due after one year through five years	27.7	27.7	81.4	80.2
Due after five years through ten years	—	—	16.2	16.1
Due after ten years	—	—	—	—

	59.4	59.3	119.8	118.4

U.S. government obligations:
Due in one year or less	—	—	49.9	49.6
Due after one year through five years	—	—	11.2	11.2
Due after five years through ten years	—	—	37.9	36.8
Due after ten years	—	—	55.7	53.9

	—	—	154.7	151.5

U.S. agency obligations:
Due in one year or less	1.3	1.3	56.6	56.1
Due after one year through five years	7.9	7.8	256.7	253.3
Due after five years through ten years	—	—	102.7	100.6
Due after ten years	—	—	63.6	63.2

	9.2	9.1	479.6	473.2

Mortgage-backed securities	4,155.3	3,802.1	1,513.7	1,487.8

Asset-backed securities	1,009.5	966.5	193.1	192.0

Other:
Due in one year or less	1.3	1.2	0.5	0.5
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	1.3	1.2	0.5	0.5

Total	$6,959.7	$6,534.6	$4,662.6	$4,597.1

The following table summarizes, for all securities sold at a loss during 2007 and 2006, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	2007		2006
(Dollars in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$2.7	$0.1	$2.1	$0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	0.4	—

	2.7	0.1	2.5	0.1

Corporate obligations in continuous unrealized loss for:
0 - 6 months	10.2	0.6	19.0	—
7 - 12 months	23.6	0.6	—	—
Greater than 12 months	—	—	1.5	—

	33.8	1.2	20.5	—

Foreign government obligations in continuous unrealized loss for:
0 - 6 months	9.0	0.2	6.2	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	9.0	0.2	6.2	—

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	—	—	4.0	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	4.0	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	102.5	0.4	139.0	2.7
7 - 12 months	—	—	0.1	—
Greater than 12 months	—	—	—	—

	102.5	0.4	139.1	2.7

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	238.0	0.1	46.2	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	238.0	0.1	46.2	—

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	357.6	1.5	2.0	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	357.6	1.5	2.0	—

Other securities in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	—	—

Total	$743.6	$3.5	$220.5	$2.8

Excluded from 2007 and 2006, gross realized losses in the above table were impairment write-downs of $40.1 million and $0.1 million, respectively. Refer to the “Results of Operations – Financial Services” section for a further discussion of the impairment write-downs.

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2007 and 2006 by segment:

Rating (1):
2007:
	Financial Guarantee	Financial Services	Combined
AAA	88%	91%	89%
AA	11	4	8
A	1	5	3
BBB	<1	0	<1
Below investment grade	0	<1	<1
Not rated	<1	0	<1

	100%	100%	100%

2006:
AAA	87%	91%	89%
AA	11	3	8
A	1	5	3
BBB	<1	1	<1
Below investment grade	0	<1	<1
Not rated	<1	0	<1

	100%	100%	100%

(1) Ratings represent Standard & Poor’s classifications. If unavailable, Moody’s rating is used.

Short-term investments in the Financial Guarantee portfolio consisted primarily of domestic and foreign currency denominated money market funds. Short-term investments in the Financial Services portfolio consisted of domestic money market funds.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2007:

(Dollars in millions)
Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities		Total	Weighted Average Underlying Rating
MBIA Insurance Corporation	$1,610.0	$53.8	$—		$1,663.8	AA-
Financial Security Assurance Inc	1,477.0	24.5	—		1,501.5	AA
Financial Guaranty Insurance Corp	1,274.0	—	—		1,274.0	AA-
Ambac Assurance Corporation	16.4	32.6	—		49.0	A-

Total	$4,377.4	$110.9	$—		$4,488.3	AA-

Financial Services
MBIA Insurance Corporation	$130.3	$—	$335.5		$465.8	A
Financial Security Assurance Inc	109.3	105.5	47.3		262.1	A
Financial Guaranty Insurance Corp	155.8	—	138.6		294.4	A
Ambac Assurance Corporation	33.7	—	519.2	(2)	552.9	BBB-
Assured Guaranty Corporation	—	—	46.0		46.0	BB+

Total	$429.1	$105.5	$1,086.6		$1,621.2	A-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	Approximately $265.3 million matured in the first quarter of 2008.

Cash Flows. Net cash provided by operating activities was $945.4 million, $944.6 million and $1,039.0 million during 2007, 2006 and 2005, respectively. These cash flows were primarily provided by Financial Guarantee operations. The increase in cash provided by operating activities from 2006 to 2007 is primarily due to net claim recoveries in 2007 of $2.1 million compared to net claim payments of $105.6 million and $86.7 million in 2006 and 2005, respectively. This is partially offset by lower net premium receipts in 2007 and the proceeds from the 2006 sale of three aircraft. Future net cash provided by operating activities will be impacted by the level of premium collections, particularly upfront premiums, and claim payments. 2008 expected installment premium receipts and claim payments (for credits that are in default at December 31, 2007) are estimated to be approximately $465 million and $66.4 million, respectively. Net cash provided by financing activities was $564.9 million, $577.4 million and $393.7 million during 2007, 2006 and 2005, respectively. Financing activities for the years ended 2007, 2006 and 2005 included $296.7 million, $896.4 million and $321.3 million, respectively, in net investment and payment agreements issued (net of investment and payment agreement draws), which were provided primarily by the investment agreement business. Financing activities in 2007 included the proceeds of the issuance of DISCs of $393.4 million and variable interest entity notes of $280.6 million, partially offset by net purchases of treasury shares of $422.1 million. Financing activities for 2006 included a $200.0 million payment for the redemption of long-term debt, while 2005 included $396.3 million in proceeds from the issuance of long-term debt by Ambac. Financing activities also included net purchases of common stock held in treasury of $65.7 million and $279.1 million in 2006 and 2005, respectively. Net cash used in fixed income investing activities in 2007, 2006 and 2005 were $888.2 million, $1,939.5 million and $1,357.4 million, respectively. These investing activities were primarily net purchases of fixed income investment securities. Total cash provided by operating, investing and financing activities was $92.1 million, $4.2 million and $8.4 million during 2006, 2005 and 2004, respectively.

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

Ambac recently announced that it had reorganized the risk management function. This reorganization contemplates structural and process-related changes related to risk management at Ambac, and evince an increased emphasis on risk-adjusted returns.

All risk management responsibilities are now consolidated in a newly-created Chief Risk Officer position. The Chief Risk Officer is therefore responsible for credit risk management; capital management and deployment; and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac. The Chief Risk Officer is also empowered to veto any transaction that has been approved by the relevant credit committee. However, the CEO may override the Chief Risk Officer’s veto, upon notice to the Chairman of the Audit and Risk Assessment Committee of Ambac’s Board of Directors. The Chief Risk Officer reports to the Board of Directors on a “dotted line” basis and will inform and update the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics. Additionally, a newly created Capital and Risk Analysis Group, which has responsibility for transaction and portfolio based risk/return and capital analyses, reports to the Chief Risk Officer.

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

All financial guarantees and credit derivatives issued are subject to a formal credit underwriting process. Various factors affecting the creditworthiness of the underlying obligation are evaluated during the underwriting process. Senior credit personnel approve all transactions prior to issuing a financial guarantee or credit derivative. Subsequent to the issuance of a financial guarantee or credit derivative, surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counterparty. The counterparty creditworthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Please refer to Note 4 “Investments”, located in Part II, Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis. Located in Part II, Item 7 for disclosures of collateral posted to Ambac under derivative contracts.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $571.5 million from its reinsurers at December 31, 2007. The largest reinsurer accounted for 5.6% of gross par outstanding at December 31, 2007.

As of December 31, 2007, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $88,050 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2007 and its rating levels as of February 26, 2008:

Reinsurers	Standard & Poor’s rating	Credit watch	Moody’s rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands) (3)
Assured Guaranty Re Ltd.	AA	Stable	Aa2	Stable	39.25%	—
Radian Asset Assurance Inc	AA	Stable	Aa3	Stable	15.28%	48
RAM Reinsurance Company Ltd.	AAA	CWN	Aa3	Rating under review	10.39%	—
Swiss Reinsurance Co.	AA-	Stable	Aa2	Stable	9.22%	—
BluePoint Re Ltd	AA	CWN	Aa3	Rating under review	6.57%	—
Assured Guaranty Corporation	AAA	Stable	Aaa	Stable	5.39%	1,582
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	5.29%	—
MBIA Insurance Corporation	AAA	Negative Outlook	Aaa	Negative outlook	4.44%	—
Financial Security Assurance Inc	AAA	Stable	Aaa	Stable	1.81%	—
XL Financial Assurance (1)	A-	CWN	A3	Rating under review	1.06%	—
Other (2)					1.31%	4,193

Total					100.00%	$5,823

(1)	Reinsurer was downgraded in 2008 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.

CWN—credit watch negative

(2)	Included in “Other” are reinsurers with less than 1% of total par ceded. The aggregate of these reinsurers represent a weighted-average rating of A+ based on the lower of S&P and Moody’s.
(3)	Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, less ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

RWN – rating watch negative

In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then current publicly available information.

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable index rates relative to issue specific or tax-exempt index rates) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The results of this effort are reported to the PRMC. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve, “Value-at-Risk” (“VaR”) and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and derivative contracts used for hedging purposes. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2007 and 2006:

(Dollars in millions)

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
2007:
300 basis point rise	$7,630	$(1,648)
200 basis point rise	8,243	(1,035)
100 basis point rise	8,793	(485)
Base scenario	9,278	—
100 basis point decline	9,698	420
200 basis point decline	10,056	778
300 basis point decline	10,349	1,071

2006:
300 basis point rise	$7,585	$(1,552)
200 basis point rise	8,167	(970)
100 basis point rise	8,683	(454)
Base scenario	9,137	—
100 basis point decline	9,526	389
200 basis point decline	9,850	713
300 basis point decline	10,111	974

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. Ambac’s municipal interest rate swap portfolio may be adversely affected by changes in basis. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.15 million and $0.04 million at December 31, 2007 and 2006, respectively.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the years ended December 31, 2007 and 2006, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $0.4 million and $1.3 million, respectively. Ambac’s VaR ranged from a high of $0.9 million to a low of $0.3 million in 2007 and from a high of $2.3 million to a low of $0.3 million in 2006. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. The variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The underlying bonds are wrapped by Ambac. The current dislocation in the credit markets and the recent rating agency actions on Ambac began effecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in mark-to-market losses. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps immediately increased 300bps for a one year period, we would recognize additional mark-to-market losses of approximately $60.9 million at December 31, 2007. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains of approximately $106.7 million. In certain transactions one or more of these triggering events have in fact occurred and Ambac is evaluating its available remedies.

Ambac Financial Services provides certain liquidity assurance guarantees to municipalities issuing variable-rate bonds. Municipalities of variable-rate bonds are required to maintain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. To limit its exposure to the increase in the cost of obtaining the liquidity facility, municipalities entered into a liquidity assurance agreement with Ambac, whereby Ambac receives a fixed fee and pays the municipalities their cost of the funding for the liquidity facilities. The cost of liquidity Ambac is required to pay under the liquidity guarantee is capped at a predetermined threshold. Typically, the underlying bonds are wrapped by Ambac. Ambac is not obligated to provide the liquidity facility in the event that a liquidity facility is no longer available. The widening of credit spreads on Ambac wrapped bonds could potentially lead to Ambac paying a higher cost on these liquidity assurance guarantees when the municipalities renew their liquidity facilities. Assuming the cost of liquidity to the municipalities increased to a rate equal to or greater than the capped rate under the liquidity assurance guarantees at December 31, 2007, Ambac’s increased costs on an annual basis would be approximately $6.2 million.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of December 31, 2007 by asset type ($ in millions):

	CDO of ABS	CDO of CDO	CLO	Other (2)	Total
Net par outstanding (1)	$26,675	$2,472	$20,818	$16,284	$66,249
Net asset (liability) fair value	(3,778)	(1,871)	(222)	(147)	(6,018)

(1)	Par amounts do not include outstanding commitments to provide guarantees. Certain financial guarantee commitments relate to potential increases in funding levels for existing credit derivative exposures or otherwise require fair value accounting. The amount of such outstanding commitments was $4,749 million at December 31, 2007.
(2)	Includes total return swaps with a total notional value of $535 million as of December 31, 2007.

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in spreads at December 31, 2007 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other (1)	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(2,490)	$(510)	$(1,686)	$(1,324)	$(6,010)	$(12,028)
250 basis point widening	(1,246)	(255)	(843)	(663)	(3,007)	(9,025)
50 basis point widening	(249)	(51)	(168)	(132)	(600)	(6,618)
Base scenario	—	—	—	—	—	(6,018)
50 basis point narrowing	245	51	169	106	571	(5,447)
250 basis point narrowing	1,197	255	291	191	1,934	(4,084)
500 basis point narrowing	2,345	510	294	193	3,342	(2,675)

(1)	Includes total return swaps.

The impact of changes in spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of CDO transactions, which are collateralized primarily with mezzanine tranches of other CDOs. The collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime and mid-prime RMBS. We expect the extreme price volatility to continue until uncertainty regarding the sub-prime sector and credit markets in general is reduced.

During 2007, Ambac incurred net mark-to-market losses on credit derivative contracts of ($6,004) million related primarily to credit derivatives on CDOs of ABS containing sub-prime RMBS exposure (including CDOs of CDOs) and CLOs containing corporate credit risk. During 2007, spreads on the underlying CDO of ABS including CDO of CDO securities widened by an average of approximately 779 basis points which, combined with the effects of credit deterioration, resulted in mark-to-market losses of ($5,637) million. Also during 2007, spreads on underlying corporate CLO obligations widened by an average of 73 basis points, causing a mark-to-market loss of ($227) million. This credit spread widening and resulting negative mark-to-market is driven by lower prices in certain structured finance asset classes which are reflected in the fair value of our credit derivatives. The lower prices are attributable to uncertainty regarding the ultimate outcome of sub-prime mortgage losses and the quality of high yield corporate loans. These uncertainties, along with reduced demand for certain structured asset classes, a lack of liquidity in the markets and forced selling by structured and/or leveraged investment vehicles, all combined to exacerbate pricing declines across the structured debt capital markets.

In early 2008, the independent rating agencies have continued to downgrade mortgage-backed and CDO securities, including many of the securities underlying our credit derivatives. Additionally, general market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have continued to decline, particularly with respect to CDO of ABS exposures and to a lesser extent CLOs. As a result, mark-to-market losses on credit derivatives and total return swaps are estimated to be approximately $650 million for the month of January 2008, with the trend continuing into February.

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

Operational Risk. Operational risk relates to the potential for loss caused by a breakdown in information, communication and settlement systems. Shortcomings or failures in our internal processes, people or systems could lead to disruption of our businesses. Ambac mitigates operational risk by maintaining and testing critical systems (and their system backup) and performing ongoing control procedures to monitor transactions and positions, maintain documentation, confirm transactions and ensure compliance with regulations.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation in relation to the criteria established in Internal Control —Integrated Framework, management concluded that Ambac’s internal control over financial reporting is effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting as of December 31, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited Ambac Financial Group, Inc. and subsidiaries’ (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 Ambac Financial Group, Inc. changed its methods of accounting for variable interest entities and stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 29, 2008

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2007	2006
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $17,225,611 in 2007 and $16,499,731 in 2006)	$17,127,485	$16,800,338
Fixed income securities pledged as collateral, at fair value (amortized cost of $345,140 in 2007 and $311,546 in 2006)	374,840	307,101
Short-term investments (amortized cost of $879,039 in 2007 and $311,759 in 2006)	879,067	311,759
Other (cost of $13,571 in 2007 and $13,427 in 2006)	14,278	14,391

Total investments	18,395,670	17,433,589
Cash	123,933	31,868
Securities purchased under agreements to resell	—	273,000
Receivable for securities sold	11,068	12,857
Investment income due and accrued	202,737	193,199
Reinsurance recoverable on paid and unpaid losses	11,862	3,921
Prepaid reinsurance	489,028	315,498
Deferred taxes	2,116,380	—
Deferred acquisition costs	255,639	252,115
Loans	867,676	625,422
Derivative assets	990,534	1,019,339
Other assets	100,484	107,005

Total assets	$23,565,011	$20,267,813

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$3,123,860	$3,037,544
Losses and loss expense reserve	484,276	220,074
Ceded reinsurance balances payable	32,435	20,084
Obligations under investment and payment agreements	8,570,902	8,202,590
Obligations under investment repurchase agreements	135,524	154,287
Securities sold under agreement to repurchase	100,000	—
Deferred income taxes	—	258,067
Current income taxes	97,826	49,920
Long-term debt	1,669,945	991,804
Accrued interest payable	113,443	105,129
Derivative liabilities	6,685,528	667,066
Other liabilities	270,734	275,670
Payable for securities purchased	645	95,973

Total liabilities	21,285,118	14,078,208

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares — 4,000,000; issued and outstanding shares — none	—	—
Common stock, par value $0.01 per share; authorized shares — 350,000,000; issued and outstanding shares — 109,193,096 at December 31, 2007 and at December 31, 2006	1,092	1,092
Additional paid-in capital	839,952	790,168
Accumulated other comprehensive income	(22,138)	187,518
Retained earnings	2,107,773	5,470,049
Common stock held in treasury at cost, 7,643,073 shares at December 31, 2007 and 3,462,543 shares at December 31, 2006	(646,786)	(259,222)

Total stockholders’ equity	2,279,893	6,189,605

Total liabilities and stockholders’ equity	$23,565,011	$20,267,813

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in Thousands, Except Share Data)	2007	2006	2005
Revenues:
Financial Guarantee:
Gross premiums written	$1,031,402	$996,669	$1,096,023
Ceded premiums written	(277,532)	(103,496)	(99,673)

Net premiums written	$753,870	$893,173	$996,350

Net premiums earned	$841,461	$811,623	$816,324
Other credit enhancement fees	76,434	59,760	50,091

Net premiums earned and other credit enhancement fees	917,895	871,383	866,415
Net investment income	465,048	423,885	378,096
Net realized investment gains	9,931	7,085	6,307
Net mark-to-market (losses) gains on credit derivative contracts	(6,004,391)	9,068	13,618
Other income	10,733	39,559	12,467
Financial Services:
Investment income	445,344	391,732	270,299
Derivative products	6,877	16,638	15,757
Net realized investment (losses) gains	(29,053)	59,255	2,314
Net mark-to-market (losses) gains on total return swap contracts	(33,301)	2,508	1,330
Net mark-to-market (losses) on non-trading derivative contracts	(9,059)	(1,414)	44,201
Corporate:
Net investment income	5,050	11,614	3,345
Net realized investment gains	—	791	—

Total revenues	(4,214,926)	1,832,104	1,614,149

Expenses:
Financial Guarantee:
Losses and loss expenses	256,109	20,004	149,856
Underwriting and operating expenses	139,344	133,740	117,701
Interest expense on variable interest entity notes	4,622	—	—
Financial Services:
Interest from investment and payment agreements	420,005	359,904	239,255
Other expenses	12,229	12,389	13,683
Corporate:
Interest	85,740	75,294	55,896
Other expenses	13,941	20,560	14,994

Total expenses	931,990	621,891	591,385

Pre-tax (loss) income from continuing operations	(5,146,916)	1,210,213	1,022,764
(Benefit) provision for income taxes	(1,898,759)	334,302	271,754

Net (loss) income	$(3,248,157)	$875,911	$751,010

Net (loss) income per share	$(31.56)	$8.22	$6.94
Net (loss) income per diluted share	$(31.56)	$8.15	$6.87
Weighted-average number of common shares outstanding:
Basic	102,929,122	106,593,409	108,280,281
Diluted	102,929,122	107,536,339	109,394,985

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
(Dollars in Thousands)	2007		2006		2005
Retained Earnings:
Balance at January 1	$5,470,049		$4,718,730		$4,058,118
Net (loss) income	(3,248,157)	$(3,248,157)	875,911	$875,911	751,010	$751,010

Dividends declared – common stock	(79,566)		(69,910)		(58,805)
Dividends on restricted stock units	(19)		(636)		—
Exercise of stock options	(34,534)		(54,046)		(31,593)

Balance at December 31	$2,107,773		$5,470,049		$4,718,730

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$187,518		$192,254		$286,756
Unrealized (losses) on securities, ($364,817), ($26,882), and ($124,780), pre-tax, in 2007, 2006 and 2005, respectively (1)		(200,493)		(15,396)		(87,280)
(Losses) gains on derivative hedges, ($20,411), $9,210, and $1,205 pre-tax in 2007, 2006 and 2005, respectively		(11,719)		5,149		1,122
Adjustment to initially apply FASB Statement No. 158, $2,611 pre-tax in 2007 and ($3,518) pre-tax in 2006	1,697		(2,287)			—
Foreign currency gain (loss)		859		7,798		(8,344)

Other comprehensive (loss) income	(211,353)	(3,459,510)	(2,449)	(2,449)	(94,502)	(94,502)

Total comprehensive (loss) income		$(3,463,576)		$873,462		$656,508

Balance at December 31	$(22,138)		$187,518		$192,254

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092		$1,089
Issuance of stock	—		—		3

Balance at December 31	$1,092		$1,092		$1,092

Additional Paid-in Capital:
Balance at January 1	$790,168		$723,680		$694,465
Stock based compensation	41,273		48,669		17,986
Excess tax benefit related to share-based compensation	8,511		17,819		9,468
Issuance of stock	—		—		1,761

Balance at December 31	$839,952		$790,168		$723,680

Common Stock Held in Treasury at Cost:
Balance at January 1	$(259,222)		$(247,578)		$—
Cost of shares acquired	(449,392)		(126,703)		(309,670)
Shares issued under equity plans	61,828		115,059		62,092

Balance at December 31	$(646,786)		$(259,222)		$(247,578)

Total Stockholders’ Equity at December 31	$2,279,893		$6,189,605		$5,388,178

	2007	2006	2005
(1) Disclosure of reclassification amount:
Unrealized holding (losses) gains arising during period	$(195,657)	$(10,505)	$(84,273)
Less: reclassification adjustment for net gains included in net income	4,836	4,891	3,007

Net unrealized (losses) gains on securities	(200,493)	(15,396)	(87,280)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2007	2006	2005
Cash flows from operating activities:
Net income	$(3,248,157)	$875,911	$751,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,695	2,865	4,287
Amortization of bond premium and discount	1,243	3,288	(2,736)
Share-based compensation	37,339	37,199	17,987
Current income taxes	47,906	33,194	16,544
Deferred income taxes	(2,202,806)	5,055	71,275
Deferred acquisition costs	2,924	(31,212)	(17,429)
Unearned premiums, net	(87,214)	84,441	169,772
Losses and loss expenses	256,261	(84,256)	63,119
Ceded reinsurance balances payable	12,351	(3,662)	5,498
Investment income due and accrued	(9,538)	(21,868)	(11,140)
Accrued interest payable	8,314	5,237	31,012
Net mark-to-market losses (gains)	6,046,751	(10,162)	(59,149)
Net realized investment gains	19,122	(67,131)	(8,621)
Other, net	58,193	115,684	7,610

Net cash provided by operating activities	945,384	944,583	1,039,039

Cash flows from investing activities:
Proceeds from sales of bonds	1,035,321	850,015	2,183,563
Proceeds from matured bonds	1,816,672	1,949,356	1,464,970
Purchases of bonds	(3,740,241)	(4,738,905)	(5,005,902)
Change in short-term investments	(567,280)	160,275	49,192
Securities purchased under agreements to resell	273,000	146,000	(66,000)
Loans, net	(242,254)	59,340	2,131
Recoveries from impaired investments	6,458	55,474	—
Other, net	137	753	(52,298)

Net cash used in investing activities	(1,418,187)	(1,517,692)	(1,424,344)

Cash flows from financing activities:
Dividends paid	(79,566)	(69,910)	(58,805)
Securities sold under agreements to repurchase	100,000	—	—
Proceeds from issuance of investment and payment agreements	2,501,559	2,298,247	1,569,193
Payments for investment and payment draws	(2,204,841)	(1,401,806)	(1,247,905)
Proceeds from issuance of long-term debt	673,991	—	396,332
Payments for redemption of long-term debt	—	(200,000)	—
Capital issuance costs	(6,070)	(3,498)	(5,035)
Net cash collateral received	(6,618)	2,196	17,175
Issuance of common stock	—	—	1,764
Purchases of treasury stock	(449,392)	(126,703)	(309,670)
Proceeds from sale of treasury stock	27,294	61,013	30,608
Excess tax benefit related to share-based compensation	8,511	17,819	—

Net cash provided by financing activities	564,868	577,358	393,657

Net cash flow	92,065	4,249	8,352
Cash at January 1	31,868	27,619	19,267

Cash at December 31	$123,933	$31,868	$27,619

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$208,119	$248,186	$185,927
Interest expense on long-term debt	$83,016	$79,860	$46,120
Interest on investment agreements	$408,380	$340,709	$250,935
Cash received during the year for:
Income taxes	$—	$—	$896

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND

Ambac is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation is a guarantor of public finance and structured finance obligations and, as of December 31, 2007, has been assigned triple-A ratings from Moody’s Investors Services, Inc. and Standard & Poor’s Ratings Services, and a double-A rating from Fitch, Inc. As of February 29, 2008 Moody’s has Ambac’s triple-A rating review for possible downgrade, Standard and Poor’s has Ambac’s triple-A rating on “credit watch negative” and Fitch has Ambac’s double-A rating on “rating watch negative.”

Ambac’s Financial Services segment provides financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its insurance company clients. As a result of recent rating agency actions, as well as widespread disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007.

In recent months, we have undertaken a review of all our business units. In conducting this review, we considered the risk exposure within each business (including our view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages.

As a result of this review, in connection with our efforts to raise capital and maintain our triple-A ratings, we expect to:

•

Emphasize our public finance business (including municipal finance, healthcare and global utilities) and refocus our structured finance business (including emphasizing segments of the global infrastructure market, student loans, leasing & asset finance and structured insurance). Many of the above businesses will be subject to revised underwriting and risk management guidelines;

•	Suspend underwriting all structured finance businesses (domestic and international), for six months in order to accumulate capital;

•

Discontinue underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions;

•	Discontinue the execution of credit enhancement transactions in credit default swap format;

•	Discontinue writing new Financial Services business; and

•	Focus on reducing single risk concentrations across our portfolio.

We also will reduce the quarterly dividend payable on our common shares to $.01 per share.

Notwithstanding these actions, management remains confident that its claim paying ability is adequate to support policyholder liabilities.

In addition, Ambac is in the process of evaluating several options related to its capitalization which are focused on maintaining Ambac Assurance’s triple-A financial strength rating from the major rating agencies. These options may include a plan to raise additional capital. In the event that we do not maintain our current ratings, we believe that we can execute a significantly reduced business plan to operate with double-A ratings that will include Structured Finance, International and reinsurance across a variety of bond types. In that circumstance, we expect to accumulate capital and position ourselves to regain our triple-A ratings. Ambac will continue to work closely with the regulators and the rating agencies to design and implement a strategy to address the credit issues within its portfolio and to preserve and grow the business franchise.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

2        SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Ambac and subsidiaries have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates are used in connection with certain fair value measurements. See Note 17 for further discussions on estimates used in the determination of fair value of credit derivative transactions. Moreover, estimates are significant in determining the amounts of loss reserves for non-derivative insurance business. Actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in these estimates. The significant accounting policies of Ambac are described below:

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

There are two different accounting frameworks applicable to SPEs; the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125”); and the variable interest entity (“VIE”) framework under Financial Interpretation Number (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and Ambac’s relationship to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. Ambac adheres to the QSPE criteria for its medium-term note issuance program and does not consolidate those SPEs.

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to FIN 46(R). Under FIN 46(R), a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling voting interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

In April of 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 requires that the analysis of VIEs, in accordance with FIN 46(R), be based on the design of the entity (referred to as a “by design” approach). This evaluation requires an analysis of the nature of risks in a VIE, determining the purpose for which the entity was created, and determining the variability the VIE was designed to create and pass along to its interest holders. Accordingly, Ambac elected to consider, in its consolidation evaluation, the facts and circumstances surrounding the design of transactions, including participation of all interested parties. This evaluation considers the nature of all subordinate variable interest holders within the design of the transaction. FSP FIN 46(R)-6 permitted retrospective application to the date of the initial application of FIN 46(R). Under this provision, Ambac elected to retrospectively apply the new guidance as of December 31, 2006. As a result of retrospectively applying FSP FIN 46(R)-6, Ambac de-consolidated three transactions where it previously had concluded it was the primary beneficiary. Reporting periods prior to December 31, 2006 have also been adjusted to reflect the effects of this de-consolidation. All previously consolidated VIEs were bankruptcy remote special purpose financing entities created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of these previously consolidated entities. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of these previously consolidated VIEs.

Under a separate transaction which closed during 2007, Ambac determined it was the primary beneficiary and therefore consolidated a VIE as a result of providing a financial guarantee. Refer to Note 11, Special Purpose Entities and Variable Interest Entities, for further discussion of this transaction.

On August 11, 2005, the FASB issued an Exposure Draft “Accounting for Transfers of Financial Assets”, an amendment to SFAS No. 140. The comment period ended on October 10, 2005. The FASB is still in the process of redeliberating the Exposure Draft. A representative of the FASB publicly stated they are working toward eliminating the concept of the QSPE by the beginning of 2009. Eliminating the QSPE concept could potentially require Ambac to consolidate certain VIEs it has involvement with as described in Note 11, Special Purpose Entities and Variable Interest Entities. These VIEs have total assets of approximately $2,700,000 at December 31, 2007. It remains unclear how the potential consolidation of these entities would be reported on the financial statements as the FASB continues to deliberate this issue. Ambac will continue to monitor the status of the FASB project and assess the implications of the final provisions on its financial statements.

Investments:

Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Income in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

interest method over the remaining term of the securities. Premiums and discounts for bonds that do not have a large number of similar underlying loans to consider estimates of future principal payments, typically corporate and municipal bonds, are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Certain short-term investments, such as money market funds, are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt security is impaired if its fair value falls below its amortized cost and the decline is considered “other than temporary.” If we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss; net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Factors considered when assessing impairment include: (i) debt securities whose fair values have declined by 20% or more below amortized cost; (ii) debt securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Ambac’s assessment of a decline in value includes management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary.

Repurchase Agreements:

Securities purchased under agreements to resell and securities sold under agreements to repurchase, represent short-term collateralized financing transactions and are recorded at their contracted amounts, plus accrued interest. Ambac nets securities purchased under agreements to resell and securities sold under agreements to repurchase that are executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Ambac takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. At December 31, 2007 and 2006, collateral underlying securities purchased under agreements to resell had an average credit rating of triple-A and a weighted average maturity of 5 days and 43 days, respectively.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business, have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of employees and certain other underwriting expenses, net of reinsurance ceding commissions. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Amortization of deferred

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

acquisition costs amounted to $46,104, $38,221 and $30,582 for 2007, 2006 and 2005, respectively, and is adjusted to reflect acceleration of premium revenue due to refundings or calls and to reflect changes in the estimated lives of certain insured obligations. A premium deficiency exists if the sum of the expected loss and loss expenses and amortized deferred acquisition costs exceed the related unearned premiums and anticipated investment income. Ambac includes anticipated investment income when determining whether a premium deficiency exists, as permitted under US GAAP. If a premium deficiency were to exist the unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency.

Loans:

Loans are reported at their outstanding principal balances. Interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the issuer, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

Losses and Loss Expenses:

Ambac’s financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in the “Derivative Contracts” section below. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in the last paragraph of this Note, the accounting for credit loss reserves is subject to change.

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported and are reflected on an undiscounted basis as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Portfolio Risk Management Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration in an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), problems with the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Portfolio Risk Management Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $363,372 and $172,644 at December 31, 2007 and 2006, respectively. The active credit reserves at December 31, 2007 and 2006 were comprised of 45 credits with net par of $6,512,515 and 55 credits with net par outstanding of $3,830,759, respectively. Included in the calculation of active credit reserves at December 31, 2007 and 2006 was the consideration of $13,364 and $6,859, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

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

Case basis credit reserves were $120,904 and $47,430 at December 31, 2007 and 2006, respectively. The discount rate applied to case basis credit reserves was 4.5% at December 31, 2007 and 2006. The case basis credit reserves at December 31, 2007 and 2006 were comprised of 13 and 7 credits, respectively, with net par outstanding of $1,359,415 and $668,440, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $11,088 and $4,972 at December 31, 2007 and 2006, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $484,276 and $220,074 at December 31, 2007 and 2006, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

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

Obligations under Investment and Payment Agreements and Investment Repurchase Agreements:

Obligations under investment and payment agreements and investment repurchase agreements are recorded as liabilities on the Consolidated Balance Sheets at amortized cost. The carrying value of these obligations is adjusted for principal paid and interest credited to the account as well as any fair value hedge adjustments. These fair value hedge adjustments are discussed further in “Derivative

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Contracts used for Non-trading and Hedging Purposes” below. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements. Under the terms of certain payment agreements, investors have the contractual right to redeem their investment at any time, within five business days notice to Ambac.

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

Financial Services Revenue:

Ambac’s Financial Services revenues include the following products:

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

Derivative Contracts:

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, SFAS 149 and SFAS 155, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios to determine the fair value a market participant would ascribe to the transaction. The valuation results from these models could differ materially from amounts that would actually be realized in the market. In accordance with the Emerging Issues Task Force (EITF) Issue 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF 02-3), recognition of a trading profit or loss at inception of a derivative transaction is prohibited unless fair value of that derivative is obtained from a quoted market price, supported by comparison to other observable market transactions, or based upon a valuation technique incorporating observable market data. Ambac defers trade date gains or losses on derivative transactions where the fair value is not determined based upon observable market transactions and market data. The deferral is recognized in income when the market data becomes observable or over the life of the transaction. The fair value includes an adjustment for counterparty credit risk and other adjustments, as appropriate, to reflect liquidity and ongoing servicing costs.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) on non-trading derivative contracts.” The net amount representing hedge ineffectiveness, recorded in “Net mark-to-market (losses) on non-trading derivative contracts” was ($5,747), ($1,313) and ($673) for the years ended December 31, 2007, 2006, and 2005, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized by certain of our equity method investees to hedge the exposure to changes in cash flows caused by variable interest rates. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity. As of December 31, 2007, $2,874 of pre-tax deferred losses on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative losses include the repricing of variable-rate medium-term notes (“MTNs”).

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

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts was ($3,312), ($101) and $44,874 for 2007, 2006 and 2005, respectively. The mark-to-market gains in 2005 primarily related to highly effective economic hedges that did not meet the technical requirements for hedge accounting under SFAS133. These derivatives met the technical requirements of SFAS 133 as of July 1, 2005.

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

Pensions, Postretirement and Postemployment Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Ambac accounts for these benefits under the accrual method of accounting. Amounts related to the postretirement health benefits liability are established and charged to expense based on actuarial determinations. Effective August 1, 2005, new employees were not eligible for postretirement benefits. During 2006, the Compensation Committee of the Board of Directors approved an amendment to the Pension Plan that terminated the Plan effective December 31, 2006.

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

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the Common Stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides awards of restricted stock units to non-employee members of Ambac’s Board of Directors. The number of restricted stock units awarded to each non-employee director under the Directors Equity Plan are determined by formula. As of December 31, 2007, approximately 6,839,370 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

Effective January 1, 2006, Ambac adopted SFAS No. 123R, “Share-Based Payment”, (“SFAS No. 123-R”) by using the modified prospective approach to all employee awards granted after the effective date. Beginning with the effective date, SFAS No. 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date and for all awards granted to employees prior to the effective date of SFAS No. 123-R that remain unvested on the effective date using the fair-value measurement method and estimating forfeitures for all unvested awards. Under the fair-value measurement method, a share-based award is generally measured based on the grant-date fair value of the award. SFAS No. 123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. Based on interpretative guidance under SFAS 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date (service period). Ambac elected to accrue the estimated cost of future stock-compensation grants to retirement-eligible employees over the service period. Share-based awards that require future service are amortized over the relevant service period. The fair value of the stock option awards are attributed over the shorter of the derived vesting periods based on the output of the valuation model or the service period. RSU awards are attributed over the shorter of the vesting or service period.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Prior to the adoption of SFAS No. 123R, Ambac accounted for stock-based employee compensation in accordance with the fair-value method prescribed by SFAS No. 123 as amended by SFAS Statement 148, “Accounting for Stock-Based Compensation – Transition and Disclosure “, prospectively to all employee awards granted after January 1, 2003.

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

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net income. The Consolidated Statements of Operations include pre-tax gains from such foreign exchange items of $14,496, $8,724 and $6,270 for 2007, 2006 and 2005, respectively.

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

On January 1, 2007, Ambac adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, which provides a framework to determine the appropriate level of tax reserves for uncertain tax positions. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Ambac also accrues interest and penalties related to these unrecognized tax benefits in the provision for income taxes.

Net Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding include common stock deliverable pursuant to stock options and nonvested restricted stock units. These dilutive shares totaled 0, 942,929 and 1,626,422 additional shares from the assumed conversion of dilutive stock options and nonvested restricted stock units at December 31, 2007, 2006 and 2005, respectively. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the year.

Future Application of Accounting Standards:

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement supplements other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In addition, SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. With the adoption of SFAS 157, any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac will adopt the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 will not have a material effect on Ambac’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS 159 permits reporting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The fair value option may be applied instrument by instrument, is irrevocable and is applied only to entire instruments and not to portions of instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years that begin after November 15, 2007. Ambac will adopt the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 159 will not have a material effect on Ambac’s financial statements.

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) for a proposed SFAS “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises”. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The comment period for the ED ended on June 18, 2007 and the final Statement is expected to be issued in the first quarter of 2008. The final Statement shall be applied to existing and future financial guarantee insurance contracts. The cumulative effect of initially applying this final Statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year.

In April 2007, the FASB issued FASB Staff Position (“FSP”) FIN 39-1, an amendment of FASB Interpretation No. 39. FSP FIN 39-1 permits fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a liability) to be offset against fair value amounts recognized for derivative instruments that are executed with the same counterparty under the same master netting arrangement. The decision to offset fair value amounts constitutes an accounting policy election by the entity. A reporting entity shall not offset fair value amounts recognized for derivative instruments without offsetting fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with earlier application permitted. An entity must recognize the effect of applying FSP FIN 39-1 retrospectively as a change in accounting principle for all financial statement periods presented, unless it is impracticable to do so. Ambac will adopt the provisions of FSP FIN 39-1 on January 1, 2008. The adoption of FSP FIN 39-1 will not have a material effect on Ambac’s financial statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R, “Business Combinations”. Among other things, SFAS 160 requires that non-controlling interests be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. An entity must recognize the effect of applying SFAS 160 prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively. Ambac will adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will not have a material effect on Ambac’s financial statements.

Reclassifications:

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

3        CORRECTION OF INVESTMENT AMORTIZATION

Ambac has been amortizing premiums paid on certain fixed income investment securities that have call features to the call date that produces the lowest yield, typically the first call date, rather than amortizing to the maturity date. Ambac has determined that $15,474 of premium amortization, net of tax, should not have been recorded as a reduction of investment income. This amount was not material to any noted periods and therefore is reported as an adjustment to beginning 2005 retained earnings and accumulated other comprehensive income. There was no effect on the previously reported liquidity or net operating cash flows for 2005, 2006 or 2007.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

4        INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2007:
Fixed income securities:
Municipal obligations	$8,550,895	$231,099	$18,176	$8,763,818
Corporate obligations	768,277	25,792	10,393	783,676
Foreign obligations	303,655	13,861	90	317,426
U.S. government obligations	134,639	3,376	—	138,015
U.S. agency obligations	408,996	32,604	105	441,495
Mortgage-backed securities	4,460,620	7,666	352,163	4,116,123
Asset-backed securities	2,598,529	11,432	43,029	2,566,932
Short-term	879,039	28	—	879,067
Other	13,571	839	132	14,278

	18,118,221	326,697	424,088	18,020,830

Fixed income securities pledged as collateral:
U.S. agency obligations	210,638	30,635	—	241,273
Mortgage-backed securities	134,502	120	1,055	133,567

Total collateralized investments	345,140	30,755	1,055	374,840

Total investments	$18,463,361	$357,452	$425,143	$18,395,670

2006:
Fixed income securities:
Municipal obligations	$7,906,892	$246,243	$26,304	$8,126,831
Corporate obligations	691,993	28,700	1,068	719,625
Foreign obligations	269,834	8,413	1,417	276,830
U.S. government obligations	177,165	99	3,242	174,022
U.S. agency obligations	757,827	38,001	6,434	789,394
Mortgage-backed securities	3,653,037	14,276	21,209	3,646,104
Asset-backed securities	3,042,983	25,614	1,065	3,067,532
Short-term	311,759	—	—	311,759
Other	13,427	996	32	14,391

	16,824,917	362,342	60,771	17,126,488

Fixed income securities pledged as collateral:
Mortgage-backed securities	311,546	269	4,714	307,101

Total collateralized investments	311,546	269	4,714	307,101

Total investments	$17,136,463	$362,611	$65,485	$17,433,589

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds sterling, Euros or Australian dollars.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of investments at December 31, 2007, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,049,823	$1,051,968
Due after one year through five years	2,072,096	2,114,178
Due after five years through ten years	2,555,277	2,624,915
Due after ten years	5,592,514	5,787,987

	11,269,710	11,579,048
Mortgage-backed securities	4,595,122	4,249,690
Asset-backed securities	2,598,529	2,566,932

	$18,463,361	$18,395,670

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2007 and 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
2007:
Fixed income securities:
Municipal obligations.	$838,561	$9,750	$633,379	$8,426	$1,471,940	$18,176
Corporate obligations	170,659	4,376	53,822	6,017	224,481	10,393
Foreign obligations	18,836	54	40,421	36	59,257	90
U.S. government obligations	—	—	—	—	—	—
U.S. agency obligations	—	—	9,150	105	9,150	105
Mortgage-backed securities	3,071,772	343,386	730,354	9,832	3,802,126	353,218
Asset-backed securities	944,450	39,957	22,000	3,072	966,450	43,029
Other	1,143	108	36	24	1,179	132

Total temporarily impaired securities	$5,045,421	$397,631	$1,489,162	$27,512	$6,534,583	$425,143

2006:
Fixed income securities:
Municipal obligations.	$784,297	$4,683	$1,270,766	$21,621	$2,055,063	$26,304
Corporate obligations.	67,782	268	50,875	800	118,657	1,068
Foreign obligations.	105,264	1,258	13,090	159	118,354	1,417
U.S. government obligations.	28,132	174	123,418	3,068	151,550	3,242
U.S. agency obligations	351,568	3,605	121,637	2,829	473,205	6,434
Mortgage-backed securities.	444,405	2,224	1,043,419	23,699	1,487,824	25,923
Asset-backed securities.	81,528	718	110,427	347	191,955	1,065
Other	516	32	—	—	516	32

Total temporarily impaired securities	$1,863,492	$12,962	$2,733,632	$52,523	$4,597,124	$65,485

At December 31, 2007 and 2006, there were 332 and 352 investments in fixed income securities where the aggregate amortized cost exceeded fair value by $425,143 or 7% and $65,485 or 1%, respectively. Management has determined that the unrealized losses in fixed income securities at December 31, 2007 are primarily attributable to the current interest rate environment and the recent lack of liquidity in the mortgage-backed security market. These mortgage-backed securities are

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

predominately rated AAA. Ambac has concluded that these unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. There were no individual securities with material unrealized losses as of December 31, 2007 and 2006. Of the $397,631 and $12,962 that have been in a gross unrealized loss position for less than a year, 100% are rated investment grade. Of the $27,512 and $52,523 that have been in a gross unrealized loss position for a year or more, 100% are rated investment grade.

Securities carried at $6,676 and $6,389 at December 31, 2007 and 2006, respectively, were deposited by Ambac with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Ambac’s fixed income portfolio included securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer by Moody’s and S&P. Rating agencies generally do not publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies and other sources. In the event these underlying ratings are not updated or simply not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities (including securities insured by other financial guarantors) at December 31, 2007:

Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities		Total	Weighted Average Underlying Rating(1)
MBIA Insurance Corporation	$1,609,983	$53,781	$—		$1,663,764	AA-
Financial Security Assurance Inc	1,477,032	24,538	—		1,501,570	AA
Financial Guaranty Insurance Corp	1,274,010	—	—		1,274,010	AA-
Ambac Assurance Corp	16,383	32,616	—		48,999	A-

Total	$4,377,408	$110,935	$—		$4,488,343	AA-

Financial Services
MBIA Insurance Corporation	$130,273	$—	$335,482		$465,755	A
Financial Security Assurance Inc	109,296	105,500	47,347		262,143	A
Financial Guaranty Insurance Corp	155,769	—	138,630		294,399	A
Ambac Assurance Corp	33,690	—	519,172	(2)	552,862	BBB-
Assured Guaranty Corporation	—	—	45,953		45,953	BB+

Total	$429,028	$105,500	$1,086,584		$1,621,112	A-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	Approximately $265.3 million matured in the first quarter of 2008.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Net investment income from the Financial Guarantee segment was comprised of the following:

	2007	2006	2005
Fixed income securities	$451,809	$417,339	$374,224
Short-term investments	12,094	9,358	8,061
Loans	5,871	2,088	1,519

Total investment income	469,774	428,785	383,804
Investment expense	(4,726)	(4,900)	(5,708)

Net investment income	$465,048	$423,885	$378,096

The Financial Guarantee segment had gross realized gains of $12,124, $10,654 and $20,376 in 2007, 2006 and 2005, respectively, and gross realized losses of $2,193, $3,569 and $14,069 in 2007, 2006 and 2005, respectively. Included in the above are net foreign exchange gains of $7,381, $6,176 and $7,448 in 2007, 2006 and 2005, respectively. Net foreign exchange gains primarily resulted from sales and maturities of long-term foreign currency denominated securities. Included in gross realized losses were impairment write-downs of $0, $119 and $340 in 2007, 2006 and 2005, respectively. The Financial Services segment had gross realized gains of $14,073, $59,903 and $20,364 in 2007, 2006 and 2005, respectively, and gross realized losses of $43,126, $648 and $18,049 in 2007, 2006 and 2005, respectively. Included in the above are net foreign exchange gains of $4,841, $0 and $0 in 2007, 2006 and 2005, respectively. Included in gross realized losses were impairment write-downs of $40,080, $0, and $334, during 2007, 2006 and 2005 respectively. The 2007 impairment write-down of $40,080 relates to a portfolio of securities in which management has identified in the Financial Services investment portfolio with the potential to sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or liquidity needs. In 2002 and 2003 realized losses included impairment write-downs of $150,201 related to asset-backed notes issued by National Century Financial Enterprises, Inc. (“NCFE”). These notes, which were backed by health care receivables and rated triple-A until October 25, 2002, defaulted and NCFE filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. The loss was specific to the NCFE notes and had no impact on other investments held. In 2007, 2006 and 2005, Ambac has received cash recoveries of $6,458, $55,474 and $10,767, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a Trust created under the Plan and litigation settlements.

Based on rating agency actions as described in footnote 1, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade. A portion of the securities identified are in an unrealized loss position at December 31, 2007. Ambac does not believe the securities in an unrealized loss position are credit impaired. However, management has recorded an impairment write-down of $40,080 for the securities identified which are in an unrealized loss position because management does not have the intent and ability to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. This impairment write-down was recorded in Net realized investment (losses)/gains at December 31, 2007.

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

(2)	Securities held in Ambac’s investment portfolio—Ambac pledges investments it holds in its investment portfolio to (a) investment and investment repurchase agreement counterparties; (b) repurchase agreement counterparties in accordance with the terms and conditions described in (1) above; and (c) a non-U.S. domiciled insurance company which has ceded insurance risks to Ambac. Securities pledged to investment and investment repurchase agreement counterparties as well as non-U.S. domiciled insurers may not then be re-pledged to another entity. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (reverse repurchase agreements). Ambac’s counterparties under derivative agreements and reverse repurchase agreements have the right to pledge or rehypothecate the securities and as such, are separately classified on the Consolidated Balance Sheet as “Fixed income securities pledged as collateral, at fair value”.

(3)	Cash and Securities pledged to Ambac under derivative agreements—Ambac may repledge securities it holds from certain derivative counterparties as described in (1) above, to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio, and (ii) how that collateral was pledged to various investment and investment repurchase agreement, derivative and reverse repurchase agreement counterparties non-U.S. domiciled insurers at December 31, 2007 and 2006:

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non-U.S. domiciled insurers	Fair value of securities sold under agreements to repurchase
2007:
Sources of Collateral:
Securities purchased under agreements to resell	$251,517	$248,734	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	2,322,247	1,930,421	—	16,986	374,840
Cash and securities pledged from its derivative counterparties	115,984	—	19,232	—	—

2006:
Sources of Collateral:
Securities purchased under agreements to resell	$561,243	$283,008	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	2,385,552	2,063,257	—	15,194	307,101
Cash and securities pledged from its derivative counterparties	189,292	46,795	15,720	—	—

5        LOANS

Loans have been extended to customers participating in certain structured municipal transactions. The loans are collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying the transactions serve as additional collateral for the loans. Ambac acts as the payment custodian and holds the funds posted as collateral. At December 31, 2007 and 2006, both the loan balances outstanding and collateral held were $586,395 and $609,821, respectively. As of December 31, 2007 and 2006, the interest rates on these loans ranged from 6.25% to 8.06%. The range of expected final maturity dates of these loans is January 2013 to January 2027 as of December 31, 2007.

6        REINSURANCE

The effect on reinsurance on premiums written and earned was as follows:

	Years Ended December 31,
	2007		2006		2005
	Written	Earned	Written	Earned	Written	Earned
Direct	$1,008,531	$913,798	$960,372	$868,725	$1,043,576	$873,466
Assumed	22,871	31,665	36,297	34,279	52,447	36,478
Ceded	(277,532)	(104,002)	(103,496)	(91,381)	(99,673)	(93,620)

Net premiums	$753,870	$841,461	$893,173	$811,623	$996,350	$816,324

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ceded Reinsurance: In the ordinary course of business, Ambac Assurance cedes exposures under various reinsurance contracts primarily designed to minimize losses from large risks and to protect capital and surplus. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income in proportion to the protection received.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders in the full amount of its policy.

To minimize exposure to significant losses from reinsurers, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Ambac Assurance continually evaluates collectibility of its reinsurance recoverable and establishes an allowance for uncollected reinsurance when uncollectibility is probable and the amount can be reasonably estimated. For the years ended December 31, 2007, 2006 and 2005, reinsurance recoveries, which reduced loss and loss expenses incurred, amounted to $9,940, $3,904 and $22,936, respectively. Reinsurance recoverables (payables) on paid losses and loss expenses as of December 31, 2007, 2006 and 2005 were $775, ($1,051) and $263, respectively.

As of December 31, 2007, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $88,050,000. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2007 and its rating levels:

Reinsurers	Standard & Poor’s rating	Credit watch	Moody’s rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable(3)
Assured Guaranty Re Ltd.	AA	Stable	Aa2	Stable	39.25%	—
Radian Asset Assurance Inc.	AA	Stable	Aa3	Stable	15.28%	48
RAM Reinsurance Company Ltd.	AAA	CWN	Aa3	Rating under review	10.39%	—
Swiss Re	AA-	Stable	Aa2	Stable	9.22%	—
BluePoint Re Ltd	AA	CWN	Aa3	Rating under review	6.57%	1,582
Assured Guaranty Corporation	AAA	Stable	Aaa	Stable	5.39%	—
Sompo Japan Insurance Company	AA-	Stable	Aa3	Stable	5.29%	—
MBIA Insurance Corporation	AAA	Negative outlook	Aaa	Negative outlook	4.44%	—
Financial Security Assurance Inc.	AAA	Stable	Aaa	Stable	1.81%	—
XL Financial Assurance (1)	A-	CWN	A3	Rating under review	1.06%	—
Other (2)					1.30%	4,193

Total					100.00%	$5,823

(1)	Reinsurer was downgraded in 2008 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Included in “Other” are reinsurers with less than 1% of total par ceded. The aggregate of these reinsurers represent a weighted-average rating of A+. based on the lower of S&P and Moody’s.
(3)	Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, less ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

NR – not rated

CWN – credit watch negative

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s reinsurance assets, including prepaid reinsurance and reinsurance recoverables on losses amounted to $500,890 at December 31, 2007. This credit exposure existed at December 31, 2007 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. Ambac Assurance requires certain reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

Assumed Reinsurance:

Under reciprocal reinsurance agreements with various financial guarantor competitors, Ambac Assurance has assumed exposures. Ambac and MBIA have had such a reciprocal reinsurance agreement since 1995 when the two companies created an unincorporated international joint venture. In 2004, Ambac Assurance entered into reciprocal reinsurance agreements with FSA Guarantee for healthcare and international PFI transactions. Additionally, Ambac Assurance’s portfolio has assumed transactions that it obtained in connection with its purchase of Connie Lee in 1998. Under the provisions of each of these reinsurance agreements, the ceding company has certain cancellation rights that can be exercised in the event of a rating downgrade of Ambac Assurance (typically below AAA by S&P and/or Aaa by Moody’s). The cost of such termination is based on the provisions of each reinsurance contract and amounts would be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements. As noted above, rating agencies give significantly lower capital credit for a reinsurer that is rated lower than triple-A. For example, under S&P’s current guidelines for assigning credit to reinsurance, if Ambac Assurance’s rating were downgraded from “AAA” to “AA,” there would be at least a 30% decrease in the benefits the ceding insurers receive based on S&P’s capital adequacy model. Certain contracts require an increase in ceding commission if termination is not elected by the primary insurer.

The following table displays assumed exposures by ceding enterprise as of December 31, 2007:

Primary insurers	Assumed Gross Par	Percentage of total gross par assumed	Unearned premiums	Case loss reserves	Earned premiums
MBIA Insurance Corporation	$5,758,385	68%	$25,108	$—	$22,472
Financial Security Assurance Inc	1,259,071	15%	29,167	—	2,420
Radian Reinsurance Inc	1,081,344	13%	322	—	305
Other	391,839	4%	1,888	—	6,468

Total	$8,490,639	100%	$56,485	$—	$31,665

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

7        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, Ambac Assurance’s liability for losses and loss expenses consists of case basis and active credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

	2007	2006	2005
Case basis loss and loss expense reserves:
Balance at January 1	$47,430	$106,532	$133,254
Less: reinsurance recoverables	4,972	3,468	16,499
Plus impact on foreign exchange gains on loss reserves	5	—	—

Net balance at January 1	42,463	103,064	116,755

Transfers from (to) active reserves:
Current year	69,870	34,660	31,274
Prior years	(4,489)	10,307	41,776

Total transfers from active reserves	65,381	44,967	73,050

Paid (net of recoveries) related to:
Current year	10,892	32,895	2,755
Prior years	(13,020)	72,673	83,986

Total paid	(2,128)	105,568	86,741

Net balance at December 31	109,972	42,463	103,064
Less impact on foreign exchange gains on loss reserves	(156)	5	—
Plus reinsurance recoverables	11,088	4,972	3,468

Balance at December 31	120,904	47,430	106,532

Active credit reserve:
Balance at January 1	172,644	197,607	120,801
Provision for losses	256,109	20,004	149,856
Transfers to case reserves	(65,381)	(44,967)	(73,050)

Balance at December 31	363,372	172,644	197,607

Total	$484,276	$220,074	$304,139

During 2007, 2006 and 2005, gross losses paid were $30,417, $126,183 and $119,070, respectively. During 2007, 2006 and 2005, other recoveries (under subrogation rights) of losses were $27,875, $16,711 and $9,394, respectively.

The provision for losses and loss expenses represents the expense recorded to bring the total reserve (active credit and case basis credit) to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The provision for losses of $256,109 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The 2007 loss and loss expenses were primarily driven by provisions for losses for deteriorating mortgage-backed securities, offset by a net reduction in provisions for public finance and transportation credits including $40,954 for Hurricane Katrina related credits. Ambac did not pay any Katrina related claims during 2007. Provisions are recognized through the active credit reserve based on the ongoing analysis of the portfolio as discussed in Note 2. Upon default of the underlying credit, the reserve is transferred from active credit reserves to case basis credit reserves. Additional provisions for losses upon further credit deterioration of a defaulted exposure are initially recorded in active credit reserve and subsequently transferred to case basis credit reserve.

An international public finance transportation credit was favorably settled in 2007, including recoveries received from claims paid during 2006. Continued deterioration in a previously impaired public finance infrastructure issue was experienced in 2006, offset by favorable development resulting from the final settlement of several credits (including the health care institution discussed below). A domestic health care institution, which defaulted in a year prior to 2005, continued to experience significant financial stress in 2005.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Loss estimates for mortgage-backed securities are significantly impacted by underlying borrow default rates and severity of declines in housing prices in the U.S., among other factors. Ambac’s accounting policy regarding loss reserves has been identified as a “critical accounting policy and estimate” due to the valuation’s significance to the financial statements since it requires management to make numerous complex and subjective judgments relating to amounts which are inherently uncertain. The provision for loss and loss expenses for the year ending December 31, 2007 includes a reduction for $880 related to first lien subprime mortgage credits. No losses and loss expenses were paid during 2007 and loss reserves related to first lien subprime mortgage credit were $10,037 at December 31, 2007.

8        LONG-TERM DEBT AND LINES OF CREDIT

Long-term Debt:

The carrying value of long-term debt was as follows:

	As of December 31,
	2007	2006
9- 3/8% Debentures, due 2011	$142,347	$142,304
7- 1/2% Debentures, due 2023	74,682	74,662
5.95% Debentures, due 2035	399,844	399,838
6.15% Directly-issued subordinated capital securities (“DISCs”), due 2087	397,421	—
5.95% Debentures, due 2103	200,000	200,000
5.875% Debentures, due 2103	175,000	175,000

Total debentures and DISCs	1,389,294	991,804
Variable interest entity notes	280,651	—

Total long-term debt	$1,669,945	$991,804

The debentures due on August 1, 2011 were issued on August 8, 1991 in the principal amount of $150,000 and bear interest of 9- 3/8%, payable on February 1 and August 1 of each year and are non-callable. In July 2001, Ambac extinguished $7,500, thereby reducing the principal amount of the debt to $142,500.

The debentures due on May 1, 2023 were issued on May 11, 1993 in the principal amount of $75,000 and bear interest of 7- 1/2%, payable on May 1 and November 1 of each year and are non-callable.

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

In February 2007, Ambac issued in a public offering $400,000 of Directly-Issued Subordinated Capital Securities due 2087 (the”DISCS”sm) and bears interest of 6.15%, payable semi-annually in arrears on February 15 and August 15 of each year beginning August 15, 2007. The DISCS may be redeemed in whole or in part at Ambac’s option, or in whole upon the occurrence of certain tax or rating agency events, at the applicable redemption price. Ambac used the proceeds from the offering to repurchase $400,000 of its common stock pursuant to an accelerated share repurchase program.

The variable interest entity notes were issued by a consolidated VIE. Ambac is the primary beneficiary of the VIE as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated this variable interest entity note and all other assets and liabilities of the VIE. Ambac is not primarily liable for the debt obligations of this entity. Ambac would only be required to make these payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of this VIE. Please refer to Note 11 for a detailed description of the variable interest entity note.

Credit Facilities:

On July 30, 2007, Ambac and Ambac Assurance, as borrowers, extended its $400,000 five year unsecured, committed revolving credit facility (the “Credit Facility”) with a group of highly rated banks (the “Banks”) from July 28, 2011 to July 30, 2012. The Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400,000 at any one time outstanding, which maximum amount may, at Ambac’s and Ambac Assurance’s request and subject to the terms and conditions of the facility, be increased up to $500,000.

On January 17, 2008, Ambac and Ambac Assurance amended the Credit Facility effective December 31, 2007 (“Amendment No. 1”). Amendment No. 1 modified the definition of total capital and minimum net assets to exclude the after-tax impact of net mark to market gains (losses) on credit derivative contracts to the extent that such losses do not result from any impairment of the underlying credit derivate contracts. Amendment No. 1 also increased the level of minimum net assets and the percentage of future earnings and equity issuances Ambac is required to retain under the net asset covenant described below.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date. Loans may be denominated in U. S. Dollars or certain other currencies at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s base rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR or EURIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance have previously incurred any borrowing under this or prior similar facilities.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The Credit Facility contains customary representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain a debt-to-total capital ratio, excluding debt consolidated under FIN 46, the DISCs and credit link notes, of not more than 30%, and (ii) maintain minimum net assets (at all times) equal to or greater than $4,375,000. The stockholders’ equity financial covenant increases annually, in an amount equal to 25% of the prior fiscal year’s net income commencing with fiscal year 2008, 50% of the net proceeds of any 2008 equity issuances, and 25% of the net proceeds of any equity issuances thereafter. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800,000 in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28-days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). If downgraded below AAA/Aaa, the maximum rate increases to 200 bps over LIBOR. The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Each trust is rated AA/Aa2 by Standard & Poor’s and Moody’s, respectively. During 2007 and 2006, Ambac Assurance incurred fees related to these perpetual put options of $6,070 and $3,497, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

9        OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

2007 and 2006, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 1.57% to 8.63% and from 1.57% to 9.11% respectively. As of December 31, 2007 and 2006, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $7,832,612 and $7,501,729, respectively.

Net payments due under investment agreements, based on the earliest optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2008	$2,767,325
2009	966,072
2010	1,240,923
2011	458,009
2012	546,961
All later years	1,853,322

$7,832,612

Obligations under payment undertaking agreements represent funds received by Ambac from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In connection with these transactions, Ambac is obligated to make periodic agreed upon payments. As of December 31, 2007 and 2006, the interest rates on these obligations ranged from 6.25% to 8.06%. Net payments due under payment agreements in each of the next five years ending December 31, and the periods thereafter, based on contractual payment dates, are as follows:

Principal Amount
2008	$31,427
2009	21,702
2010	21,477
2011	23,176
2012	32,562
All later years	456,051

$586,395

10        INCOME TAXES

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2007	2006	2005
Current taxes	$304,801	$334,639	$200,480
Deferred taxes	(2,203,560)	(337)	71,274

	$(1,898,759)	$334,302	$271,754

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The total effect of income taxes on income and stockholders’ equity for the years ended December 31, 2007 and 2006 was as follows:

	2007	2006
Total income taxes charged to income from continuing operations	$(1,898,759)	$334,302

Income taxes charged (credited) to stockholders’ equity:
Unrealized losses on investment securities	(164,324)	(11,486)
Unrealized (losses) gains on derivative hedges	(8,692)	4,061
Exercise of stock options	(8,511)	(17,819)
Other	1,371	2,179

Total credited to stockholders’ equity	(180,156)	(23,065)

Total effect of income taxes	$(2,078,915)	$311,237

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2007	%	2006	%	2005	%
Tax on income from continuing operations at statutory rate	$(1,801,421)	35.0%	$423,575	35.0%	$357,967	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(102,436)	2.0	(94,044)	(7.8)	(84,759)	(8.3)
Addition to (release of) tax reserves	2,700	(0.1)	2,030	0.2	(9,000)	(0.9)
State income taxes, net of federal tax benefit	—	—	1,558	0.1	5,249	0.5
Other, net	2,398	—	1,183	0.1	2,297	0.3

Tax expense on income from continuing operations	$(1,898,759)	36.9%	$334,302	27.6%	$271,754	26.6%

The addition to tax reserves in 2007 and 2006 relates to the accrual of interest on existing tax reserves. The release of tax reserves in 2005 relates to the expiration of the statute of limitations of an earlier tax year.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2007 and 2006 are presented below:

	2007	2006
Deferred tax liabilities:
Contingency reserve	$406,957	$366,957
Unrealized gains on bonds	—	113,413
Deferred acquisition costs	90,386	91,840
Unearned premiums and credit fees	102,595	139,339
Investments	10,903	9,068
Mark–to-market gains on non-trading derivatives	16,616	19,786
Other	9,701	8,934

Total deferred tax liabilities	637,158	749,337

Deferred tax assets:
Unrealized losses on credit derivatives	$2,077,229	—
Tax and loss bonds	371,371	331,371
Loss reserves	169,366	98,469
Unrealized losses on bonds	73,630	—
Compensation	48,591	46,091
Other	13,351	15,339

Sub-total deferred tax assets	2,753,538	491,270
Valuation allowance	—	—

Total deferred tax assets	2,753,538	491,270

Net deferred tax assets (liabilities)	$2,116,380	$(258,067)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac believes that no valuation allowance is necessary in connection with the deferred tax asset. It is more likely than not that future tax deductions from credit derivative contracts will be characterized as ordinary losses. Accordingly, it is more likely than not that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written and income from the investment portfolio will generate sufficient taxable income to realize the deferred tax asset.

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

A reconciliation of the beginning and ending amount of the liability for unrecognized tax benefits is as follows:

Balance at January 1, 2007	$58,900
Increases related to prior year tax positions	2,700
Decreases related to prior year tax positions	—
Increases related to current year tax positions	28,000
Settlements	—
Lapse of statute	—

Balance at December 31, 2007	$89,600

Included in these balances at December 31, 2007 and 2006 are $37,800 and $35,100, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Over the next 12 months, Ambac estimates it may decrease federal tax reserves related to the unrecognized tax benefits by approximately $10,500 for issues that may no longer warrant a tax reserve after an expected settlement for the years 2001 through 2004.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During 2007 and 2006 Ambac recognized interest of $2,700 and $2,200, respectively. Ambac had approximately $4,900 and $2,200 for the payment of interest accrued at December 31, 2007 and 2006, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

11        SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Ambac has involvement with special purpose entities, including VIEs in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue MTNs to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered QSPEs. Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests as discussed in detail below.

Financial Guarantees:

Ambac provides financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Ambac’s maximum exposure under these financial guarantee insurance and credit derivative contracts as of December 31, 2007 and December 31, 2006 are included in Note 16 “Guarantees in Force”, primarily related to the structured and international finance market sectors.

As of December 31, 2007, Ambac is the primary beneficiary and therefore consolidated a VIE under one transaction as a result of providing a financial guaranty. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $280,651 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at December 31, 2007. Ambac is subject to potential consolidation of an additional $757,046 of assets and liabilities in connection with future utilization of the VIE.

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

	At December 31, 2007	At December 31, 2006
Assets:
Cash	$1,354	$—
Investment income due and accrued	5,431	—
Loans	265,748	—
Other assets	13,049	—

Total assets	$285,582	—

Liabilities:
Accrued interest payable	$4,756	$—
Long-term debt	280,651	—
Other liabilities	175	—

Total liabilities	285,582	—

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$285,582	$—

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

As of December 31, 2007, there have been 15 individual transactions processed through the QSPEs of which 10 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Derivative hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of December 31, 2007, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

Ambac’s exposures under these financial guarantee insurance policies as of December 31, 2007 and December 31, 2006 are included in the disclosure in Note 16 “Guarantees in Force”. Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred would be included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

Assets sold to the QSPEs during 2007, 2006 and 2005 were $0, $450,000 and $0 respectively. No gains or losses were recognized on the sale. As of December 31, 2007, the estimated fair value of financial assets, MTN liabilities and derivative hedge liabilities of the QSPEs was $1,985,295,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

$1,968,714 and $53,449, respectively. When market quotes are not available, fair values are based on internal valuation models, which utilize current market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $6,213, $5,022 and $5,713 for the years ended December 31, 2007, 2006 and 2005, respectively. Ambac also received fees for providing other services amounting to $245, $328 and $321 for 2007, 2006 and 2005, respectively.

The following table shows the asset categories, weighted-average rating and weighted-average life of the financial assets in the QSPEs at December 31, 2007:

	Estimated Fair Value	Weighted Average Rating	Weighted Average Life
Asset-backed securities	$1,230,134
Utility obligations	755,161

Total	$1,985,295	A-	6	(1)

(1)	The MTN liabilities have the same weighted-average life as the financial assets.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $256,546 and $258,976 as of December 31, 2007 and 2006, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $250,806 and $248,415 as of December 31, 2007 and 2006, respectively. Under the terms of these beneficial interests, the investors have the contractual right to redeem their investment at any time, with five business days notice. As of December 31, 2007 and 2006, the interest rates on these beneficial interests ranged from 3.19% to 4.06% and from 2.95% to 4.01%, respectively.

12        RETIREMENT PLANS

Pensions and Postretirement Health Care and Other Benefits:

During 2006, the Compensation Committee of the Board of Directors approved an amendment to the Ambac Pension Plan that terminated the Plan effective December 31, 2006. Benefits under the Plan ceased to accrue as of December 31, 2006. Benefits were paid under the Plan in 2007 and the remaining plan assets will be transferred to a trust and be used to fund other eligible retirement benefits. The remaining plan assets as of December 31, 2007 are disclosed as part of Short-term Investments in the Consolidated Balance Sheets.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below sets forth a reconciliation of the beginning and ending projected benefit obligation, beginning and ending balances of the fair value of pension plan assets, and the funded status of the pension plan as of December 31, 2007 and 2006.

	2007	2006
Accumulated Benefit Obligation at End of Year:	$—	$32,011

Change in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$32,011	$31,074
Service cost	—	2,242
Interest cost	279	1,704
Actuarial loss	558	5,106
Benefits paid	(32,848)	(417)
Curtailment	—	(7,698)

Projected benefit obligation at end of year	$—	$32,011

Change in Plan Assets:
Fair value of plan assets at beginning of year	$34,143	$30,620
Actual return on plan assets	326	3,940
Company contributions	—	—
Benefits paid	(32,848)	(417)

Fair value of plan assets at end of year	$1,621	$34,143

Funded status	$1,621	$2,132

Net pension costs for 2007, 2006 and 2005 included the following components:

	2007	2006	2005
Service cost	$—	$2,242	$2,078
Interest cost	279	1,704	1,551
Expected return on plan assets	(226)	(2,520)	(2,393)
Recognized prior service costs	—	(105)	(145)
Recognized net loss	11	268	258
Settlement loss	3,074	—	—
Curtailment loss	—	179	—

Net periodic pension cost	$3,138	$1,768	$1,349

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. All plans are contributory. None of the plans are currently funded. Postretirement and postemployment benefits expense was $1,177, $1,072 and $915 in 2007, 2006 and 2005, respectively. The unfunded accumulated postretirement benefit obligation was $6,982 as of December 31, 2007. The assumed health care cost trend rates range from 10% in 2008, decreasing ratably to 6% in 2013. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2007, by $1,310 and the 2007 benefit expense by $254. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2007 by $1,087 and the 2007 benefit expense by $193.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table sets forth projected benefit payments from Ambac’s postretirement plan and reflects expected future service where appropriate:

Amount
2008	$133
2009	131
2010	166
2011	205
2012	245
All later years	1,871

$2,751

Assumptions:

The following assumptions were used to determine the projected benefit obligations for the pension and postretirement plans at the measurement date (December 31) and the net periodic cost for the year:

At year end:	2007	2006
Discount rate (pension plan)	N/A	4.75%
Discount rate (postretirement plan)	6.25%	5.75%

During the current year:	2007	2006	2005
Discount rate (pension plan)	4.75%	5.50%	5.75%
Expected long-term return on pension plan assets	5.00%	8.25%	8.75%
Rate of compensation increase	N/A	4.00%	4.50%

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The return on plan assets reflects the weighted-average of the expected long-term rates of return for the security classes of investments.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes an employer matching contribution of 100% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Effective January 1, 2007, the Compensation Committee of the Board of Directors approved an increase to the matching contribution from 50% to 100% of the employees contribution up to 6%. Ambac may also make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. The total cost of the Savings Incentive Plan was $4,678, $3,757 and $3,521 in 2007, 2006 and 2005, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Upon the adoption of SFAS No. 123-R, Ambac used a Monte Carlo simulation model for the 2006 and 2007 stock option grants. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. Prior to 2006, the Black-Scholes model was used to value stock options. The assumptions for the 2007, 2006 and 2005 stock option grants are as follows:

	2007	2006	2005
Risk-free interest rate	5.0%	4.3% - 4.4%	3.6%
Expected volatility	22.2%	25.3%	26.6%
Suboptimal factor	175%	175%	Not Applicable
Dividend yield	0.83%	0.80%	0.63%
Expected life	5.36 years	5.23 years	4 years

The expected volatility considers the implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term of the option. Utilized in the Monte Carlo simulation, the suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term of the award. For the Monte Carlo simulation model, we have adjusted the contractual term of the option for the effect of retirement-eligible participants to arrive at the expected term assumption.

A summary of option activity for the period ending December 31, 2007 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	3,749,819	$55.22
Granted	709,250	$87.27
Exercised	(530,213)	$50.89
Forfeited or expired	(39,283)	$80.50

Outstanding at end of year	3,889,573	$70.37	$0	3.5

Exercisable	2,122,066	$61.60	$0	2.2

The grant date fair value of stock options granted during 2007, 2006 and 2005 were $24.71, $22.25 and $21.23, respectively. The intrinsic value for stock options exercised during 2007, 2006 and 2005 was $21,152, $37,334 and $25,245, respectively.

As of December 31, 2007, there was $12,360 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 1.3 years. Gross stock option expense for 2007, 2006 and 2005 was $15,345, $15,079 and $10,169, respectively. The net income effect from stock options for 2007, 2006 and 2005 were $7,033, $5,692, and $3,857, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Cash received from stock option exercises for 2007 and 2006 was $27,020 and $61,190. The income tax benefits from share-based arrangements totaled $8,511 and $17,819 for 2007 and 2006, respectively, with approximately $6,640 and $12,342, respectively, attributed to stock option exercises. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

RSUs:

RSUs are granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. Officers at the level of Managing Director and above, can, in lieu of the first twenty-five percent of their cash bonus, receive RSUs. These RSUs are granted at a twenty-five percent discount to the fair market value of Ambac common stock on the date of grant. These employees can elect to defer more than twenty-five percent of their cash bonus in the form of RSUs, however, the aforementioned discount does not apply. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death. As of December 31, 2007, 1,183,192 RSUs remained outstanding, of which (i) 521,568 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 661,624 units did not require future service.

Information with respect to the RSU awards is as follows:

	2007	2006	2005
RSUs awarded	267,359	260,086	270,728
Weighted average fair value per share	$86.77	$75.13	$78.75
Gross RSU expense	$18,141	$22,448	$19,047
Net income effect	$9,509	$9,629	$8,011

A summary of RSU activity for 2007 is as follows:

	2007
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,288,484	$64.62
Granted	267,359	$86.77
Delivered	(340,349)	$72.73
Forfeited	(32,302)	$79.04

Outstanding at end of year	1,183,192	$66.61

As of December 31, 2007, there was $15,491 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.8 years. The fair value for RSUs vested during 2007, 2006 and 2005 was $25,842, $8,511 and $9,986, respectively.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Amount
2008	$9,819
2009	9,892
2010	10,316
2011	10,193
2012	10,218
All later years	63,710

$114,148

Rent expense for the aforementioned leases amounted to $9,890, $9,966 and $10,018 for the years ended December 31, 2007, 2006 and 2005, respectively.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2007.

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the company and certain of its present or former directors and officers. These suits include Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411), which purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and MBS transactions. Three other suits, Babic v. Ambac Financial Group et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al. (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v. Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) make substantially the same allegations as the Reimer action.

Various shareholder derivative actions have recently been filed against certain present and former officers and directors of Ambac, and Ambac as a nominal defendant. The suits, which are brought purportedly on behalf of the company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants’ alleged insider trading on non-public information. The suits include (i) Rubery v. Callen, et al. (filed on or about January 23, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 854) asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; (ii) Clark v. Callen et al. (filed on or about January 24, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 856) asserts substantially the same allegations as Rubery; (iii) Yaokasin v. Callen et al. (filed on or about February 8, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1312) asserts violation of state law, including breaches of fiduciary duties and unjust enrichment; (iv) Wayne County Employees’ Retirement System v. Callen et al. (filed on or about February 1, 2008 in the Delaware Court of Chancery, C.A. No. 3521) asserts violation of state law, including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; (v) Trustees of the Police and Fire

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Retirement System of Detroit v. Callen et al. (filed on or about February 13, 2008 in the Delaware Court of Chancery, C.A. No.3541) asserts substantially the same allegations as Wayne County; (vi) Operative Plasters & Cement Masons Local 262 Pension & Annuity Funds v. Callen et al. (filed on or about February 15, 2008 in the Supreme Court of the State of New York, New York County, Index No. 650050/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste, and (vii) Leone v. Callen et al. (filed on or about February 25, 2008 Supreme Court of the State of New York, County of New York, Case No. 650053/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control and waste.

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.”

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in legal proceedings could be material to our business, operations, financial position, profitability or cash flows.

15        STOCKHOLDERS’ EQUITY

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 109,193,096 were issued as of December 31, 2007. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, par value $0.01 per share, none of which was issued and outstanding as of December 31, 2007.

Dividends declared per share amounted to $0.78, $0.66, and $0.55 in 2007, 2006, and 2005, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

16        GUARANTEES IN FORCE

The par amount of financial guarantees outstanding were $612,075,000 and $567,578,000 at December 31, 2007 and 2006, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $524,025,000 and $519,043,000 at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding(1)
(Dollars in Millions)	2007	2006
Public Finance:
Lease and tax-backed revenue	$88,147	$89,042
General obligation	63,977	62,834
Utility revenue	37,976	38,313
Health care revenue	27,161	27,849
Transportation revenue	25,466	24,979
Higher education	20,685	22,068
Housing revenue	11,531	10,996
Other	6,010	6,181

Total Public Finance	280,953	282,262

Structured Finance (2):
Mortgage-backed and home equity	43,078	46,239
Asset-backed and conduits	36,407	34,815
CDO of ABS > 25% MBS	29,127	20,145
Other CDOs	22,174	20,423
Student loan	18,372	18,404
Investor-owned utilities	17,055	17,345
Other	4,485	5,212

Total Structured Finance	170,698	162,583

International Finance:
Asset-backed and conduits	19,290	17,863
Other CDOs	15,572	19,978
Investor-owned and public utilities	10,384	10,531
Mortgage-backed and home equity	10,106	11,951
Transportation	7,784	6,303
Sovereign/sub-sovereign	7,347	6,344
Other	1,891	1,228

Total International Finance	72,374	74,198

	$524,025	$519,043

(1)	Included in the above exposures are credit derivatives. Total credit derivative net par outstanding amounted to $64,988 and $55,460 at December 31, 2007 and 2006, respectively.
(2)	Ambac has issued a $2.934 commitment to provide a financial guarantee on a pool of CDO of asset-backed securities, mostly RMBS, which is not included in the numbers above.

Structured Finance includes exposure to sub-prime mortgage-backed securities. Ambac Assurance has exposure to the U.S. subprime mortgage market through direct guarantees, CDOs and, to a lesser extent, guarantees of bank sponsored multi seller conduits that contain residential mortgage-backed securities in their collateral pool. Sub-prime loans involve elevated credit risk and uncertainty.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2007 and 2006, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
(Dollars in Millions)	2007	2006
United Kingdom	$27,207	$27,253
Australia	6,400	6,126
Germany	6,157	5,852
Italy	3,017	2,167
Japan	2,753	4,391
Internationally diversified	16,550	19,180
Other international	10,290	9,229

Total International Finance	$72,374	$74,198

Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $995,032,000 and $887,448,000 at December 31, 2007 and 2006, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $833,303,000 and $802,694,000 as of December 31, 2007 and 2006, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 10.2% and 6.1% of the total at December 31, 2007. No other state accounted for more than five percent. The highest single insured risk represented 0.6% of the aggregate net par amount guaranteed.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $22,777,000 at December 31, 2007. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 28% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at the Company’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain asset eligibility requirements must be met, or (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $22,777,000 of commitments outstanding at December 31, 2007 does not necessarily reflect actual future amounts.

Included in the above commitments is an outstanding commitment to provide a financial guarantee on a static pool consisting primarily of High-Grade and Mezzanine CDO of ABS securities, comprising primarily underlying sub-prime and mid-prime residential mortgage backed securitizations. The commitment was structured such that Ambac would issue an insurance policy on securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4,000,000 with 25% of first loss coverage. The first loss coverage amortizes on a pro rata basis as the underlying investment securities amortize. The pro rata amortization of the first loss coverage stops when it reaches $750,000; this amount remains available to absorb future losses. As of December 31, 2007, the gross investment pool balance is $3,910,000 and $978,000 of first loss remains available. Ambac’s approximate net exposure under this commitment as of December 31, 2007 is $2,930,000.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

17        FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value amounts were determined by using independent market quotes received from a nationally recognized pricing service or dealer quotes. For those instruments where market quotes were not available, fair values were estimated based upon internal valuation models. Key inputs to the valuation models included market-driven inputs and when applicable, require contractual terms, credit spreads, and yield curves and credit rating characteristics that closely match those characteristics of the specific instruments being valued. Accordingly, the estimates presented are not necessarily indicative of the amount Ambac could realize in a current market exchange.

Fair value of all financial instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Investments (including short-term): The fair values of fixed income investments are based primarily on quoted market prices received from a nationally recognized pricing service or dealer quotes. When market quotes are not available, fair values are estimated based upon internal valuation models. Certain short-term investments, such as money market funds, are carried at amortized cost which approximates fair value.

Cash: The fair values of cash approximates amortized cost.

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

Derivative contracts: The fair values of interest rate swaps, currency swaps, total return swaps and credit derivative transactions are determined by market quotes or valuation models when market quotes are not available.

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

Liability for net financial guarantees written: The fair value of the liability for those financial guarantees written is based on the estimated cost to reinsure those exposures at current market rates, which amount consists of the current unearned premium reserve less prepaid reinsurance plus the present value of estimated future installment premiums, less an estimated ceding commission thereon. The estimate of the amounts and timing of the future installment premiums is based on contractual premium rates, debt service schedules and expected run-off scenarios. Future installment premiums are discounted at 5.2% and 5.4 % at December 31, 2007 and 2006, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	As of December 31,
	2007		2006
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$17,127	$17,127	$16,800	$16,800
Fixed income securities pledged as collateral	375	375	307	307
Short-term investments	879	879	312	312
Other investments	14	14	14	14
Cash	124	124	32	32
Securities purchased under agreements to resell	—	—	273	273
Investment income due and accrued	203	203	193	193
Loans	868	1,046	625	805
Derivative assets	991	991	1,019	1,019

Financial liabilities:
Obligations under investment, repurchase and payment agreements	8,706	8,989	8,357	8,610
Securities sold under agreement to repurchase	100	100	—	—
Long-term debt	1,670	1,430	992	1,019
Accrued interest payable	113	113	105	105
Derivative liabilities	6,686	6,686	667	667
Liability for net financial guarantees written:	2,635	4,017	2,722	3,640

Credit Derivative Supplemental Disclosure:

SFAS 157 will be adopted by Ambac on January 1, 2008. A significant portion of the exposure underlying Ambac’s credit derivative transactions consists of residential mortgage-backed securities, with exposure to subprime mortgages. Because the residential mortgage market is experiencing severe financial distress, the Company has chosen to provide certain supplementary information related to its credit derivatives in conformity with the disclosure requirements of SFAS 157 at December 31, 2007.

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:

• Level 1	–	Quoted prices for identical instruments in active markets.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available.

Ambac’s credit derivatives consist primarily of financial guarantees written as credit default swaps (CDS) on collateralized debt obligations (CDOs). Ambac’s accounting policy regarding credit derivative valuations has been identified as a “critical accounting policy and estimate” due to the valuation’s significance to the financial statements since it requires management to make numerous complex and subjective judgments relating to amounts which are inherently uncertain. These credit derivatives are valued using proprietary models because such instruments are unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Valuation models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Due to the significance of unobservable inputs required in valuing the financial guarantee CDS contracts, they are considered to be Level 3 under the FAS 157 fair value hierarchy. Certain other CDS transactions are valued based directly on quoted market prices or other observable inputs. Ambac considers these CDS transactions to be Level 2 under the FAS 157 fair value hierarchy.

Fair value of Ambac’s financial guarantee CDS transactions represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of the fees that a comparable financial guarantor may charge for the same protection at the balance sheet date. Key variables used in our valuation of credit derivatives on collateralized debt obligations include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and other factors. With the exception of unpaid notional, these variables generally are not readily observable in the market. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Ambac’s CDS fair value calculations are adjusted for increases in expected loss of reference obligations and observable changes in financial guarantee market pricing. Absent changes in expected loss of reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represents a consistent percentage, period to period, of the spread (over Libor) determinable from the reference obligation value at the balance sheet date.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and therefore an increase in expected loss. Ambac reflects the effects of changes in expected loss on the fair value of its financial guarantee CDS contracts by increasing the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on rating agency probability of default percentages determined by management to be appropriate for the underlying asset class. In addition, when there are sufficient numbers of new transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market.

The expected term, fair value and credit rating of the underlying reference obligations, as well as the level of fees required in the financial guarantee market to write the comparable financial guarantee CDS at the balance sheet date are significant assumptions that, if changed, could result in materially different fair values.

The following table sets forth Ambac’s credit derivative contracts by level within the fair value hierarchy at December 31, 2007.

	Level 1	Level 2	Level 3	Total
Credit derivative assets	$—	$—	$175	$175
Credit derivative liabilities	$—	$14,784	$5,980,853	$5,995,637

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Credit derivatives are included within derivative assets and derivative liabilities in the consolidated balance sheets. These contracts are primarily classified as Level 3 in the FAS 157 fair value hierarchy since there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for credit derivatives typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. The following table presents the changes in the net credit derivative asset (liability) balance for the year ended December 31, 2007:

Level 3 Credit derivatives accounted for at fair value Year ended December 31, 2007
Balance, beginning of year	$8,929
Total gains/(losses)(realized and unrealized)
Included in earnings	(5,916,440)
Purchases, issuances and settlements	(73,167)
Transfers in and/or out of level 3	—

Balance, end of period	$(5,980,678)

	Other credit enhancement fees	Net mark to market (losses) gains on credit derivative contracts
Gains and losses (realized and unrealized) included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$73,167	$(5,989,607)
Change in unrealized gains or losses relating to the assets still held at the reporting date	—	(5,991,875)

18    INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance is subject to insurance regulatory requirements of the States of Wisconsin and New York, and the other jurisdictions in which it is licensed to conduct business.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by the Office of the Commissioner of Insurance of the State of Wisconsin. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, ($332,000) and (b) the greater of (i) statutory net income for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year ($53,964) or (ii) the aggregate of statutory net income for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years ($1,050,349). Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Based upon these restrictions, at December 31, 2007, the maximum amount that will be available during 2008, without regulatory approval, for payment of dividends by Ambac Assurance is approximately $332,000. Ambac Assurance paid cash dividends of $190,200, $136,000 and $353,400 on its common stock in 2007, 2006 and 2005, respectively. The 2007 and 2005 amounts required regulatory approval since it exceeded the statutorily prescribed threshold.

Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having total net liability in respect to any one issue of municipal bonds in excess of an amount representing 10% of its

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

policyholders’ surplus. Total net liability, as defined by the Wisconsin Administrative Code, means the average annual amount due, net of reinsurance, for principal and interest on the insured amount of any one issue of municipal bonds.

Additionally, Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having outstanding cumulative net liability, under inforce policies of municipal bond insurance in an amount which exceeds the sum of the Company’s: i.) capital and surplus, plus ii.) contingency reserves. Cumulative net liability, as defined by the Wisconsin Administrative Code, means one-third of one percent of the insured unpaid principal and insured unpaid interest covered by inforce policies of municipal bond insurance.

The New York Financial Guarantee Insurance Law defines the scope of permitted financial guaranty insurance business and establishes single risk limits applicable to obligations insured by Ambac Assurance. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits compare the insured net par outstanding and average annual debt service, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As of December 31, 2007 and 2006, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Wisconsin Insurance Department. Wisconsin has adopted the National Association of Insurance Commissioners’ statutory accounting practices (“NAIC SAP”) as a component of its prescribed accounting practices. Wisconsin’s accounting practice for changes to the contingency reserve differ from those practices of NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and release from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Statutory net income is higher than if Ambac Assurance had reported the net contributions in accordance with the Wisconsin Administrative Code by $379,087, $322,786 and $265,536 for 2007, 2006 and 2005, respectively.

Statutory capital and surplus was $3,316,143 and $3,696,876 at December 31, 2007 and 2006, respectively. Qualified statutory capital was $6,422,486 and 6,382,490 at December 31, 2007 and 2006, respectively. Statutory net income for Ambac Assurance was $53,964, $788,989 and $707,402 for 2007, 2006 and 2005, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, premiums earned, policy acquisition costs and deferred income taxes differently.

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

The following table is a summary of the financial information by reportable segment as of and for the years ended December 31, 2007, 2006 and 2005:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2007:
Revenues:
Unaffiliated customers	$(4,600,784)	$380,808	$5,050	$—	$(4,214,926)
Intersegment	13,057	(12,222)	196,861	(197,696)	—

Total revenues	$(4,587,727)	$368,586	$201,911	$(197,696)	$(4,214,926)

Income before income taxes:
Unaffiliated customers	$(5,000,859)	$(51,426)	$(94,631)	$—	$(5,146,916)
Intersegment	24,019	(19,346)	192,322	(196,995)	—

Total income before income taxes	$(4,976,840)	$(70,772)	$97,691	$(196,995)	$(5,146,916)

Total assets	$13,895,643	$9,609,579	$59,789	$—	$23,565,011

2006:
Revenues:
Unaffiliated customers	$1,350,980	$468,719	$12,405	$—	$1,832,104
Intersegment	55,089	(9,773)	167,338	(212,654)	—

Total revenues	$1,406,069	$458,946	$179,743	$(212,654)	$1,832,104

Income before income taxes:
Unaffiliated customers	$1,197,236	$96,426	$(83,449)	$—	$1,210,213
Intersegment	65,745	(13,135)	163,358	(215,968)	—

Total income before income taxes	$1,262,981	$83,291	$79,909	$(215,968)	$1,210,213

Total assets	$10,690,956	$9,487,052	$89,805	$—	$20,267,813

2005:
Revenues:
Unaffiliated customers	$1,276,903	$333,901	$3,345	$—	$1,614,149
Intersegment	1,975	(3,139)	353,400	(352,236)	—

Total revenues	$1,278,878	$330,762	$356,745	$(352,236)	$1,614,149

Income before income taxes:
Unaffiliated customers	$1,009,346	$80,963	$(67,545)	$—	$1,022,764
Intersegment	8,867	(2,699)	350,280	(356,448)	—

Total income before income taxes	$1,018,213	$78,264	$282,735	$(356,448)	$1,022,764

Total assets	$9,655,161	$8,593,256	$297,441	$—	$18,545,858

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written and net premiums earned and other credit enhancement fees included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Gross premiums written:
United States	$785,477	$709,299	$866,749
United Kingdom	111,752	143,872	81,492
Other international	134,173	143,498	147,782

Total:	$1,031,402	$996,669	$1,096,023

Net premiums earned and other credit enhancement fees:
United States	$691,936	$645,819	$651,175
United Kingdom	74,745	77,781	64,335
Other international	151,214	147,783	150,905

	$917,895	$871,383	$866,415

20        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2007:
Gross premiums written	$249,912	$261,139	$286,585	$233,766	$1,031,402
Net premiums written	220,428	232,702	251,490	49,250	753,870
Net premiums earned and other credit enhancement fees	231,559	238,351	214,830	233,155	917,895
Financial guarantee net investment income	112,064	113,190	116,992	122,802	465,048
Net mark-to-market (losses) gains on credit derivative contracts	(5,124)	(56,867)	(743,379)	(5,199,021)	(6,004,391)
Financial services revenue	118,453	110,035	107,841	44,479	380,808
Losses and loss expenses	11,422	17,096	19,082	208,509	256,109
Financial guarantee underwriting and operating expenses	36,376	33,438	34,576	34,954	139,344
Financial services expenses	102,246	104,241	115,164	110,583	432,234
Income before income taxes	289,240	232,050	(494,895)	(5,173,311)	(5,146,916)
Net income	213,343	173,037	(360,613)	(3,273,924)	(3,248,157)
Net income per share:
Basic	$2.04	$1.69	$(3.53)	$(32.03)	$(31.56)
Diluted	$2.02	$1.67	$(3.53)	$(32.03)	$(31.56)

2006:
Gross premiums written	$219,058	$313,500	$212,335	$251,776	$996,669
Net premiums written	227,815	255,753	185,984	223,621	893,173
Net premiums earned and other credit enhancement fees	208,420	224,984	214,590	223,389	871,383
Financial guarantee net investment income	101,734	104,455	107,156	110,540	423,885
Net mark-to-market (losses) gains on credit derivative contracts	1,953	5,381	2,572	(838)	9,068
Financial services revenue	97,591	144,609	115,403	111,116	468,719
Losses and loss expenses	127	12,822	(2,543)	9,598	20,004
Financial guarantee underwriting and operating expenses	37,858	31,865	30,186	33,831	133,740
Financial services expenses	78,537	93,836	100,245	99,675	372,293
Income before income taxes	301,641	326,963	297,149	284,460	1,210,213
Net income	221,140	238,570	213,523	202,678	875,911
Net income per share:
Basic	$2.08	$2.24	$2.00	$1.90	$8.22
Diluted	$2.06	$2.22	$1.98	$1.88	$8.15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

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

Information relating to the Registrant’s executive officers and directors, including its audit and risk assessment committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be held on May 15, 2008, which will be filed within 120 days of the end of our fiscal year ended December 31, 2007 (the 2008 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2008 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2008 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Report of Independent Registered Public Accounting Firm			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description
3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	By-laws of Ambac Financial Group, Inc., as amended through January 27, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.09	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.10	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.12	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.13	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.14	Form of 6.15% Directly Issued Subordinated Capital Securities due February 15, 2037. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.15	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

10.01*	Employment Agreement dated as of January 30, 2007 by and between Ambac Financial Group, Inc. and William T. McKinnon. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.02*+	Directors’ Compensation Table (effective as of October 1, 2007).

10.03*	Ambac Financial Group, Inc. 1991 Stock Incentive Plan, as amended as of December 2, 1997 (Filed as Exhibit 10.02 to Ambac Financial Group, Inc. Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.04*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of July 19, 2004. (Filed as Exhibit 10.41 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.05*+	Form of Restricted Stock Unit Award.

10.06*+	Form of Stock Option Award.

10.07*+	January 2007 Award of Restricted Stock Units to William McKinnon. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.08*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 30, 2007.) (Filed as Exhibit 10.39 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.09*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.10*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.12*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 22, 2007. (Filed as Exhibit 10.46 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.13*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

10.14*	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.15*	The Ambac Financial Group, Inc. Non-Qualified Savings Incentive Plan (Amended and Restated as of January 1, 2007). (Filed as Exhibit 10.49 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.16*	Supplemental Pension Agreement between Ambac Financial Group, Inc. and Philip B. Lassiter dated April 30, 1997. (Filed as Exhibit 10.24 in Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein reference.)

10.17*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 2007). (Filed as Exhibit 10.48 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.)

10.18*	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19*	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20*	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.21	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guaranty Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22	U.S. $400,000,000 First Amended and Restated Revolving Credit Agreement, dated as of July 30, 2007 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and KeyBank, National Association, as Co-Syndication Agents and Citibank Global Markets, Inc. as Sole Book Runner. (Filed as Exhibit 10.40 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated August 3, 2007 and incorporated herein by reference.)

10.23+	Amendment Number 1, dated as of January 17, 2008, to the $400,000,000 First Amended and Restated Revolving Credit Agreement dated as of July 30, 2007 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and KeyBank, National Association, as Co-Syndication Agents and Citibank Global Markets, Inc. as Sole Book Runner. .

10.24	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust I, dated as of December 3, 2001. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

10.25	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust II, dated as of December 3, 2001. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.26	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust III, dated as of December 3, 2001. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.27	Put Option Agreement between Ambac Assurance Corporation and Dutch Harbor Finance Master Trust, on Behalf of its Series Dutch Harbor Finance Sub-Trust IV, dated as of December 3, 2001. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.)

10.28	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust I, dated May 23, 2002. (Filed as Exhibit 10.27 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.29	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust II, dated May 23, 2002. (Filed as Exhibit 10.28 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.30	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust III, dated May 23, 2002. (Filed as Exhibit 10.29 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.31	Put Option Agreement between Ambac Assurance Corporation and Anchorage Finance Master Trust on Behalf of its Series Anchorage Finance Sub-Trust IV, dated May 23, 2002. (Filed as Exhibit 10.30 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.32	Master Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.37 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.33	Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 7, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.38 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.34	Amendment to the Master Confirmation and Supplemental Confirmation of Capped Accelerated Stock Buyback dated as of February 21, 2007 between Ambac Financial Group, Inc. and Goldman, Sachs & Co. (Filed as Exhibit 10.39 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm.

24.01+	Power of Attorney from Michael A. Callen.

24.02+	Power of Attorney from Jill M. Considine.

24.03+	Power of Attorney from Sean T. Leonard.

24.04+	Power of Attorney from Thomas C. Theobald.

24.05+	Power of Attorney from Laura S. Unger.

24.06+	Power of Attorney from Henry D.G. Wallace.

+31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01+	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2007 and 2006.

+	Filed herewith.
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: February 29, 2008	By:	/s/ Sean T. Leonard
	Name:	Sean T. Leonard
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Michael A. Callen*	Interim President	February 29, 2008
Michael A. Callen	and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Sean T. Leonard	Senior Vice President and	February 29, 2008
Sean T. Leonard	Chief Financial Officer (Principal Financial and Accounting Officer)

Jill M. Considine*	Director	February 29, 2008
Jill M. Considine

Thomas C. Theobald*	Director	February 29, 2008
Thomas C. Theobald

Laura S. Unger*	Director	February 29, 2008
Laura S. Unger

Henry D.G. Wallace*	Director	February 29, 2008
Henry D.G. Wallace

*	Sean T. Leonard, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ Sean T. Leonard
Sean T. Leonard
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

Under date of February 29, 2008, we reported on the consolidated balance sheets of Ambac Financial Group, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

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
February 29, 2008

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2007

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$134,639	$138,015	$138,015
U.S. agency obligations	619,634	682,768	682,768
Municipal obligations	8,550,895	8,763,818	8,763,818
Mortgage-backed securities	4,595,122	4,249,690	4,249,690
Asset-backed securities	2,598,529	2,566,932	2,566,932
Corporate obligations	768,277	783,676	783,676
Foreign obligations	303,655	317,426	317,426
Short-term	879,039	879,067	879,067
Other	13,571	14,278	14,278

Total	$18,463,361	$18,395,670	$18,395,670

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2007 and 2006

(Dollar Amounts in Thousands Except Share Data)

	2007	2006
ASSETS

Assets:
Cash	$1,692	$101
Investments in subsidiaries	3,641,970	7,153,600
Short-term investments, at cost (approximates fair value)	50,748	65,581
Other investments (cost of $661 in 2007 and $582 in 2006)	1,079	995
Deferred income taxes receivable	5,591	2,393
Other assets	28,486	23,083

Total assets	$3,729,566	$7,245,753

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Debentures	$1,389,294	$991,804
Current income taxes payable	8,734	11,129
Note payable to subsidiary	—	8,942
Accrued interest payable	17,161	13,467
Other liabilities	34,484	30,806

Total liabilities	1,449,673	1,056,148

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares - 4,000,000; issued and outstanding shares - none	—	—
Common Stock, par value $0.01 per share; authorized shares - 350,000,000; issued shares - 109,193,096 at December 31, 2007 and at December 31, 2006	1,092	1,092
Additional paid-in capital	839,952	790,168
Accumulated other comprehensive income	(22,138)	187,518
Retained earnings	2,107,773	5,470,049
Common Stock held in treasury at cost, 7,643,073 shares at December 31, 2007 and 3,462,543 shares at December 31, 2006	(646,786)	(259,222)

Total stockholders’ equity	2,279,893	6,189,605

Total liabilities and stockholders’ equity	$3,729,566	$7,245,753

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2007	2006	2005
Revenues:
Dividend income	$196,861	$167,162	$353,400
Interest and other income	5,108	11,812	3,345
Net realized gains	—	791	—

Total revenues	201,969	179,765	356,745

Expenses:
Interest expense	86,178	75,835	56,481
Operating expenses	7,872	17,063	9,959

Total expenses	94,050	92,898	66,440

Income before income taxes and equity in undistributed net income of subsidiaries	107,919	86,867	290,305
Federal income tax benefit	(30,492)	(28,103)	(22,090)

Income before equity in undistributed net income of subsidiaries	138,411	114,970	312,395
Equity in undistributed net (loss) income of subsidiaries	(3,386,568)	760,941	438,615

Net (loss) income	$(3,248,157)	$875,911	$751,010

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	Years Ended December 31,
(Dollars in Thousands)	2007		2006		2005
Retained Earnings:
Balance at January 1	$5,470,049		$4,718,730		$4,058,118
Net (loss) income	(3,248,157)	$(3,248,157)	875,911	$875,911	751,010	$751,010

Dividends declared – common stock	(79,566)		(69,910)		(58,805)
Dividends on restricted stock units	(19)		(636)		—
Exercise of stock options	(34,534)		(54,046)		(31,593)

Balance at December 31	$2,107,773		$5,470,049		$4,718,730

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$187,518		$192,254		$286,756
Unrealized losses on securities, ($364,817), ($26,882), and ($124,870), pre-tax, in 2007, 2006 and 2005, respectively (1)		(200,493)		(15,396)		(87,280)
(Losses) gains on derivative hedges, ($20,411), $9,210, and $1,205 pre-tax in 2007, 2006 and 2005, respectively		(11,719)		5,149		1,122
Adjustment to initially apply FASB Statement No. 158, $2,611 in 207 and ($3,518) pre-tax in 2006	1,697		(2,287)			—
Foreign currency gain (loss)		859		7,798		(8,344)

Other comprehensive (loss) income	(211,353)	(211,353)	(2,449)	(2,449)	(94,502)	(94,502)

Total comprehensive (loss) income		$(3,459,510)		$873,462		$656,508

Balance at December 31	$(22,138)		$187,518		$192,254

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092		$1,089
Issuance of stock	—		—		3

Balance at December 31	$1,092		$1,092		$1,092

Additional Paid-in Capital:
Balance at January 1	$790,168		$723,680		$694,465
Stock based compensation	41,273		48,669		17,986
Excess tax benefit related to share-based compensation	8,511		17,819		9,468
Issuance of stock	—		—		1,761

Balance at December 31	$839,952		$790,168		$723,680

Common Stock Held in Treasury at Cost:
Balance at January 1	$(259,222)		$(247,578)		$—
Cost of shares acquired	(449,386)		(126,703)		(309,670)
Shares issued under equity plans	61,822		115,059		62,092

Balance at December 31	$(646,786)		$(259,222)		$(247,578)

Total Stockholders’ Equity at December 31	$2,279,893		$6,189,605		$5,388,175

(1) Disclosure of reclassification amount:
	2007	2006	2005
Unrealized holding losses arising during period	$(195,657)	$(10,505)	$(84,273)
Less: reclassification adjustment for net gains included in net income	4,836	4,891	3,007

Net unrealized losses on securities	$(200,493)	$(15,396)	$(87,280)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(3,248,157)	$875,911	$751,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net loss (income) of subsidiaries	3,386,568	(760,941)	(438,615)
Net realized gains	—	(791)	—
(Decrease) increase in current income taxes payable/receivable	(1,934)	11,238	47,804
Decrease (increase) in other assets	(5,403)	6,250	(6,188)
Other, net	11,442	1,695	11,757

Net cash provided by operating activities	142,516	133,362	365,768

Cash flows from investing activities:
Purchases of bonds	—	—	(193,832)
Change in short-term investments	14,833	(77)	(29,138)
Securities purchased under agreements to resell	—	200,000	(200,000)
Other, net	(3,493)	721	(53)

Net cash provided by (used in) investing activities	11,340	200,644	(423,023)

Cash flows from financing activities:
Dividends paid	(79,566)	(69,910)	(58,805)
Proceeds from issuance of long-term debt	393,340	—	396,332
Payments for redemption of long-term debt	—	(200,000)	—
Issuance of common stock	—	—	1,764
Payment for intercompany note	(8,942)
Purchases of treasury stock	(449,392)	(126,703)	(309,670)
Proceeds from sale of treasury stock	27,295	61,013	30,608
Contribution to subsidiaries	(35,000)	—	(1,735)

Net cash (used in) provided by financing activities	(152,265)	(335,600)	58,494

Net cash flow	1,591	(1,594)	1,239
Cash at January 1	101	1,695	456

Cash at December 31	$1,692	$101	$1,695

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$205,000	$245,069	$182,000

Interest expense on debt	$83,016	$79,860	$46,120

Supplemental disclosure of non-cash financing activities:

Ambac Financial Group, Inc. contributed fixed income securities to Ambac Assurance Corporation amounting to $197,375 in December 2005.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2007, 2006 and 2005, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2005	$1,096,023	$99,673	$52,447	$996,350	5.26%
Year ended December 31, 2006	$996,669	$103,496	$36,297	$893,173	4.06%
Year ended December 31, 2007	$1,031,402	$277,532	$22,871	$753,870	3.03%

INDEX TO EXHIBITS

Exhibit Number	Description
10.02*+	Directors’ Compensation Table (effective as of October 1, 2007.)

10.05*+	Form of Restricted Stock Unit Award.

10.06*+	Form of Stock Option Award.

10.23*+	Amendment Number 1, dated as of January 17, 2008, to the $400,000,000 First Amended and Restated Revolving Credit Agreement dated as of July 30, 2007 among Ambac Financial Group and Ambac Assurance Corporation as the Borrowers, certain commercial lending institutions, as Lenders, Citibank, N.A., as Administrative Agent, The Bank of New York and Key Bank, National Association, as Co-Syndication Agents and Citigroup Global Markets, Inc. as Sole Book Runner.

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney from Michael A. Callen.

24.02	Power of Attorney from Jill M. Considine.

24.03	Power of Attorney from Sean T. Leonard.

24.04	Power of Attorney from Thomas C. Theobald.

24.05	Power of Attorney from Laura S. Unger.

24.06	Power of Attorney from Henry D.G. Wallace.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Ambac Assurance Corporation and Subsidiaries Consolidated Financial Statements (with independent auditors’ report thereon) as of December 31, 2007 and 2006.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
++	Furnished herewith.