Form 10-Q
period 2008-03-31
AMBAC FINANCIAL GROUP INC
filed 2008-05-12
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, 286,833,756 shares of Common Stock, par value $0.01 per share, (net of 6,769,712 treasury shares and 774,814 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets

Investments:
Fixed income securities, at fair value (amortized cost of $17,367,835 in 2008 and $17,225,611 in 2007)	$16,507,745	$17,127,485
Fixed income securities pledged as collateral, at fair value (amortized cost of $0 in 2008 and $345,140 in 2007)	—	374,840
Short-term investments (amortized cost of $1,552,893 in 2008 and $879,039 in 2007)	1,552,893	879,067
Other (cost of $13,573 in 2008 and $13,571 in 2007)	13,824	14,278

Total investments	18,074,462	18,395,670

Cash	99,229	123,933
Receivable for securities sold	20,111	11,068
Investment income due and accrued	145,969	202,737
Reinsurance recoverable on paid and unpaid losses	32,810	11,862
Prepaid reinsurance	475,705	489,028
Deferred taxes	3,560,396	2,116,380
Deferred acquisition costs	239,799	255,639
Loans	830,063	867,676
Derivative assets	1,265,156	990,534
Other assets	175,562	100,484

Total assets	$24,919,262	$23,565,011

Liabilities and Stockholders’ Equity

Liabilities:
Unearned premiums	$3,059,295	$3,123,860
Loss and loss expense reserve	1,512,319	484,276
Ceded reinsurance balances payable	16,205	32,435
Obligations under investment and payment agreements	7,709,892	8,570,902
Obligations under investment repurchase agreements	135,273	135,524
Securities sold under agreement to repurchase	—	100,000
Current income taxes	174,044	97,826
Long-term debt	1,891,183	1,669,945
Accrued interest payable	67,686	113,443
Derivative liabilities	8,744,697	6,685,528
Other liabilities	231,105	270,734
Payable for securities purchased	91,825	645

Total liabilities	23,633,524	21,285,118

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,944	1,092
Additional paid-in capital	2,024,504	839,952
Accumulated other comprehensive income	(554,578)	(22,138)
Retained earnings	449,801	2,107,773
Common stock held in treasury at cost	(636,933)	(646,786)

Total stockholders’ equity	1,285,738	2,279,893

Total liabilities and stockholders’ equity	$24,919,262	$23,565,011

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

For the Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands Except Share Data)

	Three Months Ended March 31,
	2008	2007
Revenues:
Financial Guarantee:
Gross premiums written	$159,207	$249,912
Ceded premiums written	(23,534)	(29,484)

Net premiums written	$135,673	$220,428

Net premiums earned	$186,866	$216,006
Net investment income	123,645	112,064
Net realized investment gains	22,212	440
Change in fair value of credit derivatives:
Realized gains and other settlements	16,973	15,553
Unrealized losses	(1,725,172)	(5,124)

Net change in fair value of credit derivatives	(1,708,199)	10,429
Other income	8,457	2,856
Financial Services:
Investment income	84,926	105,970
Derivative products	(68,820)	3,606
Net realized investment (losses) gains	(169,792)	6,161
Net mark-to-market (losses) gains on total return swap contracts	(40,928)	3,215
Net mark-to-market losses on non-trading derivatives	(1,833)	(499)
Corporate:
Net investment income	827	1,581

Total revenues	(1,562,639)	461,829

Expenses:
Financial Guarantee:
Loss and loss expenses	1,042,761	11,422
Underwriting and operating expenses	48,982	36,376
Interest expense on variable interest entity notes	3,557	-
Financial Services:
Interest on investment and payment agreements	89,003	98,958
Operating expenses	3,389	3,288
Interest	24,377	19,289
Corporate	16,076	3,256

Total expenses	1,228,145	172,589

(Loss) income before income taxes	(2,790,784)	289,240
Provision for income taxes	(1,130,441)	75,897

Net (loss) income	$(1,660,343)	$213,343

Net (loss) income per share	$(11.69)	$2.04

Net (loss) income per diluted share	$(11.69)	$2.02

Weighted average number of common shares outstanding:
Basic	142,032,462	104,643,529

Diluted	142,032,462	105,600,555

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

For The Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands)

	2008		2007
Retained Earnings:
Balance at January 1	$2,107,773		$5,470,049
Net (loss) income	(1,660,343)	$(1,660,343)	213,343	$213,343

Adjustment to initially apply FASB Statement No. 157 and 159, pre-tax of $30,847	20,050		—
Dividends declared - common stock	(7,168)		(18,537)
Dividends on restricted stock units	(20)		(3)
Exercise of stock options	(10,491)		(23,034)

Balance at March 31	$449,801		$5,641,818

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$(22,138)		$187,518
Unrealized losses on securities, ($792,147) and ($12,068), pre-tax in 2008 and 2007, respectively(1)		(541,994)		(7,927)
Gain (loss) on derivative hedges, $17,385 and ($3,658), pre-tax in 2008 and 2007, respectively		9,721		(2,358)
Foreign currency translation (loss) gain, ($257) and $483 pre-tax in 2008 and 2007, respectively		(167)		314

Other comprehensive loss	(532,440)	(532,440)	(9,971)	(9,971)

Comprehensive (loss) income		$(2,192,783)		$203,372

Balance at March 31	$(554,578)		$177,547

Preferred Stock:
Balance at January 1 and March 31	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092
Issuance of stock	1,852		—

Balance at March 31	$2,944		$1,092

Additional Paid-in Capital:
Balance at January 1	$839,952		$790,168
Issuance of common stock	1,180,910		—
Stock-based compensation	6,859		20,724
Excess tax (cost) benefit related to share-based compensation	(3,217)		3,331

Balance at March 31	$2,024,504		$814,223

Common Stock Held in Treasury at Cost:
Balance at January 1	$(646,786)		$(259,222)
Cost of shares acquired	(641)		(411,802)
Shares issued under equity plans	10,494		30,939

Balance at March 31	$(636,933)		$(640,085)

Total Stockholders’ Equity at March 31	$1,285,738		$5,994,595

(1) Disclosure of reclassification amount:
Unrealized holding losses arising during period	$(620,121)		$(7,596)
Less: reclassification adjustment for net (losses) gains included in net (loss) income	(78,127)		331

Net unrealized losses on securities	$(541,994)		$(7,927)

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31, 2008 and 2007

(Dollars in Thousands)

	Three Months Ended March 31
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,660,343)	$213,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	801	678
Amortization of bond premium and discount	(897)	138
Share-based compensation	1,228	11,886
Current income taxes	76,218	69,338
Deferred income taxes	(1,212,234)	3,233
Deferred acquisition costs	15,840	(4,719)
Unearned premiums, net	(51,242)	4,555
Loss and loss expenses	1,007,095	11,041
Ceded reinsurance balances payable	(16,230)	804
Investment income due and accrued	56,768	38,585
Accrued interest payable	(45,757)	(1,444)
Net mark-to-market losses (gains)	1,767,933	2,408
Net realized investment gains	147,580	(6,601)
Other, net	54,490	(40,269)

Net cash provided by operating activities	141,250	302,976

Cash flows from investing activities:
Proceeds from sales of bonds	1,506,056	223,378
Proceeds from matured bonds	523,901	472,143
Purchases of bonds	(1,917,351)	(980,241)
Change in short-term investments	(673,854)	41,563
Securities purchased under agreements to resell	—	273,000
Loans, net	29,482	22,798
Recoveries from impaired investments	—	6,206
Other, net	(24,623)	(3,641)

Net cash (used in) provided by investing activities	(556,389)	55,206

Cash flows from financing activities:
Dividends paid	(7,168)	(18,537)
Securities sold under agreements to repurchase	(100,000)	128,000
Proceeds from issuance of investment and payment agreements	4,503	121,575
Payments for investment and payment agreement draws	(914,624)	(579,758)
Proceeds from the issuance of long-term debt	228,969	393,340
Capital issuance costs	(3,260)	(887)
Cash collateral payable	3,108	(1,728)
Proceeds from issuance of common stock	1,182,762	—
Purchases of treasury stock	(641)	(411,802)
Proceeds from sale of treasury stock	3	7,905
Excess tax (cost) benefit related to share-based compensation	(3,217)	3,331

Net cash provided by (used in) financing activities	390,435	(358,561)

Net cash flow	(24,704)	(379)
Cash at January 1	123,933	31,868

Cash at March 31	$99,229	$31,489

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$8,500	$784

Interest on long-term debt	$24,525	$12,225

Interest on investment agreements	$104,507	$86,418

See accompanying Notes to Unaudited Consolidated Financial Statements

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. (“Ambac”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation, is a guarantor of public finance and structured finance obligations and, as of March 31, 2008, has been assigned triple-A financial strength ratings from Moody’s Investors Services, Inc. (“Moody’s”) and Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and a double-A rating from Fitch, Inc. (“Fitch”). All of these financial strength ratings have a negative outlook. As a result, these rating agency actions, as well as widespread disruption in the capital markets and investor concern with respect to Ambac’s financial position, Ambac has been able to write only a limited amount of new financial guarantee business since November 2007.

During the first quarter of 2008, Ambac announced that it would discontinue writing new business in its Financial Services segment as part of its capital preservation strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio.

In 2008, Ambac has undertaken a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including management’s view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has:

•

Emphasized its global public finance business (including municipal finance, healthcare, infrastructure and global utilities) and refocused its structured finance business (including emphasizing government-guaranteed student loans, leasing & asset finance and structured insurance). Many of the above businesses have been subject to revised underwriting and risk management guidelines;

•

Discontinued underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions;

•

Discontinued the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures; and

•	Focused on reducing single risk concentrations across its portfolio.

On March 6, 2008 Ambac announced that it would suspend underwriting all structured finance business for six months in order to accumulate capital. For these purposes, “structured finance” is interpreted to exclude:

•	Global infrastructure, private finance initiative transactions and privatization transactions which finance essential infrastructure;

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

•

In the student loan sector, transactions issued by state and local government agencies and non profit issuers (transactions which finance student loan pools comprised of greater than 50% federally guaranteed loans); and

•	Transactions which restructure structured finance transactions for purposes of mitigating losses and/or improving its position relative to existing credit exposures.

Ambac has also reduced the quarterly dividend payable on our common shares to $0.01 per share from $0.07 per share.

Ambac continues to work closely with its regulators and the rating agencies to address the credit issues within its portfolio and to preserve and grow the business franchise.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates are used in connection with certain fair value measurements. Moreover, estimates are significant in determining the amounts of loss reserves for non-derivative insurance business. Actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in estimates. The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the full year ending December 31, 2008. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in Ambac’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on February 29, 2008.

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

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities, and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time.

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

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or have defaulted, but have not been reported as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely-classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve.

Ambac may use market accepted software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. Ambac discounts these estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve, Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $1,131,310 and $363,372 at March 31, 2008 and December 31, 2007, respectively. The active credit reserves at March 31, 2008 and December 31, 2007 were comprised of 52 credits with net par of $6,933,190 and 45 credits with net par outstanding of $6,512,515, respectively. Included in the calculation of active credit reserves at March 31, 2008 and December 31, 2007 was the consideration of $110,422 and $13,364, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Upon the occurrence of a payment default, the related active credit reserve is

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

transferred to case basis credit reserve. Additional provisions for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Consistent with the process to determine active credit reserves, Ambac discounts expected future net claim payments in determining case reserves using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

Case basis credit reserves were $381,009 and $120,904 at March 31, 2008 and December 31, 2007, respectively. The discount rate applied to case basis credit reserves was 4.5% at March 31, 2008 and December 31, 2007. The case basis credit reserves at March 31, 2008 and December 31, 2007 were comprised of 17 and 13 credits, respectively, with net par outstanding of $2,203,930 and $1,359,415, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $30,423 and $11,088 at March 31, 2008 and December 31, 2007, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $1,512,319 and $484,276 at March 31, 2008 and December 31, 2007, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

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

Ambac is aware that there are certain differences regarding the measurement of liabilities for credit losses among participants in the financial guarantee industry. Difficulties in applying the existing insurance accounting literature, such as the classification of the insurance contracts as either short-duration or long-duration to the attributes of financial guarantee insurance, different measurement models and assumptions utilized, regulatory guidance provided to certain entities, and the existence of accounting literature providing guidance with respect to liability recognition for loan guarantees, are the reasons for differences among the industry participants.

In January and February of 2005, the Securities and Exchange Commission staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In September 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed guidance was issued on April 18, 2007 and the final guidance is expected to be issued in the second quarter of 2008. See Note (10) “Future Application of Accounting Standards” for additional information.

(4)	Derivative Contracts

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, SFAS 149 and SFAS 155, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses internally developed valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios to determine the fair value a market participant would ascribe to the transaction. The valuation results from these models could differ materially from amounts that would actually be realized in the market. The fair value includes an adjustment for counterparty credit risk as well as consideration of Ambac’s own credit risk.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac sold credit protection by entering into credit default swap contracts (“CDS contracts”) with various financial institutions. In certain cases the Company purchases credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Management views these CDS contracts as part of its financial guarantee business, under which Ambac intends to hold its written and purchased positions for the entire term of the related contracts. These CDS contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “realized gains (losses) and other settlements” component of this income statement line includes i) premiums received and receivable on written CDS contracts, ii) premiums paid and payable on purchased CDS contracts, iii) losses paid and payable on written CDS contracts for the appropriate accounting period and iv) losses recovered and recoverable on purchased CDS contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “realized gains (losses) and other settlements” include those arising only after a credit event that requires a payment under the contract terms has occurred. No losses are included in realized gains (losses) and other settlements for the three months ended March 31, 2008 or 2007. The “unrealized gains (losses)” component of this income statement line includes all other changes in fair value. Refer to Note 9 for a detailed description of the components of our CDS contracts fair value.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services entered into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s financial guarantee credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The change in fair value of interest rate and currency swaps are reflected in “Derivative Product Revenues” and the change in fair value of total return swaps are reflected in “Net Mark-to-Market (Losses) Gains on Total Return Swap Contracts”.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) on non-trading derivatives” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) on non-trading derivatives.” The net amount representing hedge ineffectiveness, recorded in “Net mark-to-market (losses) on non-trading derivatives” was ($690) and ($510) for the three months ended March 31, 2008 and 2007, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded. At March 31, 2008, $20 was recorded as hedge ineffectiveness in “Net mark-to-market (losses) on non-trading derivatives.” As of March 31, 2008, $1,606 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires, is sold or terminated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Income” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Income” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market (losses) gains on non-trading derivatives” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts was ($1,163) and $11 for the three months ended March 31, 2008 and 2007, respectively.

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

The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2005
New York State	2005
New York City	2000
United Kingdom	2005

As of March 31, 2008 and December 31, 2007, the liability for unrecognized tax benefits is approximately $80,100 and $89,600, respectively. Included in these balances at March 31, 2008 and December 31, 2007 are $28,300 and $37,800 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the three months ended March 31, 2008, federal tax reserves related to the unrecognized tax benefits decreased by $10,500 for issues that no longer warrant a tax reserve after a settlement for the years 2001 through 2004.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2008 and 2007 Ambac recognized interest of approximately $1,000 and $630, respectively. Ambac had approximately $5,900 and $4,900 for the payment of interest accrued at March 31, 2008 and December 31, 2007, respectively.

Ambac continues to believe that no valuation allowance is necessary in connection with the deferred tax asset. It is more likely that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written, and income from the investment portfolio will generate sufficient taxable income to realize the deferred tax asset that currently exists. However, Ambac will continue to analyze the need for a valuation allowance on a quarterly basis. Since there is a limit to both the character and the amount of projected future income and Ambac is approaching that limit, there can be no assurances with regards to whether a valuation allowance will be needed in future quarters.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(6)	Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, has a beneficial interest in a VIE that purchases fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests, as discussed in detail below. This VIE was substantially liquidated in the first quarter of 2008 and, as a result, Ambac recognized $3,605 in realized gains.

Financial Guarantees:

Ambac provides financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Ambac’s maximum exposure under these financial guarantee insurance and credit derivative contracts are included within “Guarantees Inforce”, primarily related to the structured and international finance market sectors.

As of March 31, 2008, Ambac is the primary beneficiary and, therefore, consolidated a VIE under one transaction as a result of providing a financial guaranty. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $272,520 and $280,651 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at March 31, 2008 and December 31, 2007, respectively. Ambac is subject to potential consolidation of an additional $735,153 of assets and liabilities in connection with future utilization of the VIE.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At March 31, 2008	At December 31, 2007
Assets:
Cash	$1,296	$1,354
Investment income due and accrued	1,632	5,431
Loans	258,069	265,748
Other assets	12,564	13,049

Total assets	$273,561	$285,582

Liabilities:
Accrued interest payable	$957	$4,756
Long-term debt	272,520	280,651
Other liabilities	84	175

Total liabilities	273,561	285,582

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$273,561	$285,582

Qualified Special Purpose Entities:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with SFAS 140. QSPEs are not subject to the requirements of FIN 46(R) and, accordingly, are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of March 31, 2008, there have been 15 individual transactions processed through the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of March 31, 2008, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

There were no assets sold to the QSPEs during the three months ended March 31, 2008 and the year ended December 31, 2007. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1,424 and $1,578 for the three months ended March 31, 2008 and 2007, respectively. Ambac also received fees for providing other services amounting to $49 and $56 for the three months ended March 31, 2008 and 2007, respectively.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in ABP Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings as a result of the re-measurement to fair value. At March 31, 2008 the fair value of the QSPEs is $14,871 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three months ended March 31, 2008 is $559 and is included within Other Income on the Consolidated Statement of Operations.

VIE Beneficial Interest:

Ambac owns a beneficial interest in a special purpose entity that meets the definition of a VIE. This entity has issued floating rate beneficial interests to investors and invested the proceeds in fixed rate municipal debt securities. These beneficial interests are directly secured by the related municipal debt securities. Ambac is the primary beneficiary of this entity as a result of its beneficial interest. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $37,872 and $256,546 as of March 31, 2008 and December 31, 2007, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $37,482 and $250,806 as of March 31, 2008 and December 31, 2007, respectively. Under the terms of these beneficial interests, the investors have the contractual right to redeem their investment at any time, with five business days notice. As of March 31, 2008 and December 31, 2007, the interest rates on these beneficial interests ranged from 1.22% to 3.18% and from 3.19% to 4.06%, respectively.

(7)	Stockholders’ Equity

Ambac is authorized to issue 350,000,000 shares of Common Stock, par value $0.01 per share, of which 294,378,282 were issued and 286,829,167 were outstanding as of March 31, 2008. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of March 31, 2008. At March 31, 2008, Ambac also had 760,658 shares of participating securities in the form of non-vested common stock that has the same voting right and dividend right as our Common Stock.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

During the first quarter of 2008, Ambac raised $1,500,000 of capital. This transaction included 185,185,186 common shares (public and private offerings) for $1,250,000 and the issuance of $250,000 of equity units pursuant to which we are obligated to sell, and the holders are obligated to purchase, common shares in 2011. Approximately $1,300,000 of the capital proceeds was contributed to Ambac Assurance to support its financial strength ratings.

Each equity unit has a stated amount of fifty dollars and initially consists of (a) a purchase contract issued by Ambac and (b) 1/20th, or 5%, beneficial ownership interest in one thousand dollars principal amount of Ambac’s 9.50% Senior Notes due 2021. Each equity unit will pay a fixed annual rate of 9.50%, payable quarterly. The purchase contracts will settle on May 17, 2011 (or, under certain circumstances, an earlier date). Prior to settlement of the purchase contracts, the senior notes may be re-marketed to new investors on market terms. The proceeds of such re-marketing are expected to be used to purchase a portfolio of U.S. Treasury securities. The proceeds of such portfolio will be used to settle the purchase contracts. Each Equity Unit provides for the purchase of Ambac common shares at a price per share that ranges from $6.75 and $7.97.

(8)	Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provides investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. As described in Note 1, Ambac has curtailed its activities on a going-forward basis in certain sectors of Financial Guarantee and has determined to discontinue writing new Financial Services business (except where new transactions hedge or mitigate risks). Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Inter-segment revenues include the premiums earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Inter-segment revenues consist of dividends received.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables are a summary of financial information by reportable segment as of and for the three month periods ended March 31, 2008 and 2007:

(Dollars in thousands)	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated

2008:
Revenues:
Unaffiliated customers	$(1,367,019)	$(196,447)	$827	$—	$(1,562,639)
Inter-segment	4,724	(4,595)	54,709	(54,838)	—

Total revenues	$(1,362,295)	$(201,042)	$55,536	$(54,838)	$(1,562,639)

Income before income taxes:
Unaffiliated customers	$(2,462,319)	$(288,839)	$(39,626)	$—	$(2,790,784)
Inter-segment	8,362	(6,604)	53,178	(54,936)	—

Total income before income taxes	$(2,453,957)	$(295,443)	$13,552	$(54,936)	$(2,790,784)

Total assets	$16,514,767	$8,203,823	$200,672	$—	$24,919,262

2007:
Revenues:
Unaffiliated customers	$341,795	$118,453	$1,581	$—	$461,829
Inter-segment	2,971	(2,681)	50,177	(50,467)	—

Total revenues	$344,766	$115,772	$51,758	$(50,467)	$461,829

Income before income taxes:
Unaffiliated customers	$293,997	$16,207	$(20,964)	$—	$289,240
Inter-segment	5,700	(3,756)	49,040	(50,984)	—

Total income before income taxes	$299,697	$12,451	$28,076	$(50,984)	$289,240

Total assets	$10,868,873	$9,141,905	$101,082	$—	$20,111,860

The following table summarizes gross premiums written, net premiums earned and the net change in Fair Value of credit derivatives included in the Financial Guarantee segment by location of risk for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)	Three Months 2008			Three Months 2007
	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
United States	$95,434	$138,768	$(1,277,824)	$197,626	$164,718	$5,796
United Kingdom	32,221	17,841	(5,754)	17,472	18,365	198
Other international	31,552	30,257	(424,621)	34,814	32,923	4,435

Total	$159,207	$186,866	$(1,708,199)	$249,912	$216,006	$10,429

(9)	Fair Value Measurements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively, except that any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac adopted SFAS 157 as of the beginning of 2008. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of Ambac’s financial instruments are presented below:

	As of ,
	March 31, 2008		December 31, 2007
(Dollars in Millions)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$16,508	$16,508	$17,127	$17,127
Fixed income securities pledged as collateral	—	—	375	375
Short-term investments	1,553	1,553	879	879
Other investments	14	14	14	14
Cash	99	99	124	124
Securities purchased under agreements to resell	—	—	273	273
Investment income due and accrued	146	146	203	203
Loans	830	830	868	1,046
Derivative assets	1,265	1,265	991	991
Financial liabilities:
Obligations under investment, repurchase and payment agreements	7,845	8,163	8,706	8,989
Securities sold under agreements to repurchase	—	—	100	100
Long-term debt	1,891	1,304	1,670	1,430
Accrued interest payable	68	68	113	113
Derivative liabilities	8,745	8,745	6,686	6,686
Liability for net financial guarantees written	4,182	5,011	3,230	4,490

Fair value Hierarchy:

SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Determination of Fair Value:

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes such as matrix pricing to calculate fair value. In those cases the items are classified within Level 2. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters. Items valued using internally generated models are classified according to the lowest level input or value driver that is most significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.

Ambac’s financial instruments are mainly comprised of investments in fixed income securities and derivative contracts.

Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At March 31, 2008, approximately 11%, 85%, and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 3% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under SFAS 157, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities for which fair value accounting has been elected. In periods when Ambac’s credit spreads widen, the fair value of our credit derivative portfolio will be reduced. As a result of this credit spread widening, Ambac has recorded a $1,616,481 adjustment as of March 31, 2008 to reduce the derivative liability.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As described further below, certain valuation models also require inputs that are not readily observable in the market.

Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that do not trade, or trade in less liquid markets such as credit derivatives on collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques.

Fair value of Ambac’s credit default swaps (CDS) is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to provide the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

Key variables used in our valuation of credit derivatives on collateralized debt obligations include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, Ambac’s credit spread as observed in the credit default swap market and other factors. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Surveillance Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Ambac’s CDS fair value calculations are adjusted for increases in expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary Ambac maintains the same percentage of the spread demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the spread (over Libor) determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on recent rating agency probability of default percentages determined by management to be appropriate.

In addition, when there are sufficient numbers of new transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2008 and 2007.

Key variables which impact the “Realized gains and other settlements” component of “Net change in fair value of credit derivatives” in the consolidated statement of operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include i) net premiums received and receivable on written CDS contracts and ii) net premiums paid or payable on purchased contracts. The remaining key variables described above impact the “Unrealized losses” component of “Net change in fair value of credit derivatives. The net par outstanding of Ambac’s CDS contracts is $62,391,029 and $64,988,211 at March 31, 2008 and December 31, 2007 respectively. The remaining average life of these contracts at March 31, 2008 was 4.8 years.

Financial Guarantees:

Fair value of net financial guarantees written represents our estimate of the cost to Ambac to completely transfer its insurance obligation to another financial guarantor of comparable credit worthiness. In theory, this amount should be the same amount that another financial guarantor of comparable credit worthiness would hypothetically charge in the market place, on a present value basis, to provide the same protection as of the balance sheet date.

This fair value estimate of financial guarantees is presented in the above table on a net basis and includes direct contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct contracts written is based on the sum of the present values of (i) unearned premium reserves; (ii) loss and loss expense reserves; and (iii) estimated future installment premiums. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) prepaid reinsurance, net of ceding commissions (ii) reinsurance recoverables on losses; and (iii) estimated future installment premiums ceded, net of ceding commissions.

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s surveillance group. Estimates of future installment premiums received and ceded are based on contractual premium rates and estimates of the expected terms of these contracts. With respect to the discount rate, FAS 157 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. As Ambac adopted FAS 157 effective January 1, 2008, this nonperformance risk was not incorporated into the financial guarantee fair value estimate reported in Ambac’s December 31, 2007 10-K. Please refer to Note 3, Loss and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

There are a number of factors that severely limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of the current disruption in the credit markets and recent rating agency actions, both of which have significantly limited the amount of new financial guarantee business written by Ambac. Additionally, the fair value concepts of FAS 157, as they relate to valuing liabilities, requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness. However, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations. Finally, as a result of the breadth, volume and geographic diversification of our financial guarantee exposures, we may need to enhance our model to more accurately incorporate other key variables that may influence the fair value estimate. Variables currently being considered which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads. We will continue to refine the financial guarantee valuation model over the course of 2008 as necessary.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of March 31, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3		Total
Financial assets:
Fixed income securities	$335,974	$16,171,771	$		$16,507,745
Short-term investments	1,552,893	—		—	1,552,893
Other investments (1)	3,824	—		—	3,824
Cash	99,229	—		—	99,229
Derivative assets	—	1,101,613		163,543	1,265,156
Other assets	—	14,871		—	14,871
Total financial assets	1,991,920	17,288,255		163,543	19,443,718
Financial liabilities:
Derivative liabilities	—	1,038,503		7,706,194	8,744,697
Total financial liabilities	—	1,038,503		7,706,194	8,744,697

(1)	Excludes a $10,000 investment which is carried in the Consolidated Balance Sheets at cost.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level- 3 financial assets and liabilities accounted for at fair value
Three months ended March 31, 2008
Balance, beginning of period	$(5,766,041)
Total gains/(losses)(realized and unrealized):
Included in earnings	(1,754,319)
Included in other comprehensive income	—
Purchases, issuances and settlements	(22,291)
Transfers in and/or out of level 3	—

Balance, end of period	$(7,542,651)

	Realized gains and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$16,245	$(1,723,038)	$(47,526)
Gains or losses relating to the assets and liabilities still held at the reporting date	16,241	(1,723,038)	(43,785)

(10)	Future Application of Accounting Standards

On April 18, 2007, the FASB issued an Exposure Draft (“ED”) for a proposed SFAS “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60, “Accounting and Reporting by Insurance Enterprises”. The ED clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the methodology to account for premium revenue and claim liabilities. The comment period for the ED ended on June 18, 2007 and the final Statement is expected to be issued in the second quarter of 2008. The final Statement shall be applied to existing and future financial guarantee insurance contracts. The cumulative effect of initially applying this final Statement will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year.

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

On March 19, 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Ambac will adopt SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect Ambac’s financial condition, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2007 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on Ambac’s management current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide credit markets; (3) competitive conditions and pricing levels; (4) legislative and regulatory developments; (5) changes in tax laws; (6) changes in our business plan, including our decision to discontinue writing new business in the financial services area, to significantly reduce new underwritings of structured finance business and to discontinue all new underwritings of structured finance business for six months from March 6, 2008; (7) the policies and actions of the United States and other governments; (8) changes in capital requirements, whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (9) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (10) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (11) inadequacy of reserves established for losses and loss expenses; (12) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (13) credit risk throughout our business, including large single exposures to reinsurers; (14) market spreads and pricing on insured collateralized debt obligations (“CDOs”) and other derivative products insured or issued by Ambac; (15) credit risk related to residential mortgage securities and CDOs; (16) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (17) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of foreseen risks; (18) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (19) operational risks, including with respect to internal processes, risk models, systems and employees; (20) the risk of decline in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

market position; (21) the risk that market risks impact assets in our investment portfolio; (22) the risk of credit and liquidity risk due to unscheduled and unanticipated withdrawals on Investment Agreements; (23) prepayment speeds on insured asset-backed securities; (24) factors that may influence the amount of installment premiums paid to Ambac; (25) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (26) ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (27) the risk that Ambac’s holding company structure and certain regulatory and other constraints, including adverse business performance, affect Ambac’s ability to pay dividends and make other payments; (28) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (29) changes in expectations regarding future realization of gross deferred tax assets; (30) other factors described in the Risk Factors section in Part I. 1A of the 2007 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (31) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are, therefore, advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Introduction

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee and financial services products to clients in both the public and private sectors around the world.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has earned triple-A financial strength ratings, the highest ratings available from Moody’s Investors Service, Inc. (“Moody’s), and Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”); and a double-A rating from Fitch Inc. (“Fitch”). Moody’s, S&P and Fitch all maintain a “negative outlook”. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives the ratings mentioned above, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets. Please refer to Capital and Capital Support within the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion.

Ambac’s business is divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

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

Overview

Ambac’s (loss) diluted earnings per share were ($11.69) and $2.02 for the three months ended March 31, 2008 and 2007, respectively. The first quarter 2008 financial results were adversely impacted by residential mortgages, and other financial market disruption-related losses.

During the first quarter of 2008, Ambac raised $1.5 billion of additional capital. This total was comprised of $1.25 billion raised through an offering of approximately 185 million shares of common stock at $6.75 per share and $250 million raised through an offering of 5 million equity units at a price of $50 per unit. All of the net proceeds from the offerings were contributed to Ambac Assurance, with the exception of $100 million which were maintained at Ambac in order to provide Ambac liquidity to pay debt service, to cover operating expenses and to pay dividends on common stock. The net remaining proceeds, which totaled approximately $1.3 billion, brought Ambac Assurance’s claims-paying resources to a level determined by both Moody’s and S&P required to maintain a triple-A rating. Fitch Inc. has kept the rating at double-A. All three rating agencies have removed Ambac off “rating watch” or “review for possible downgrade” but have kept Ambac on “negative outlook”, reflecting the ongoing uncertainty in the mortgage market. As a result of these rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial condition by fixed-income investors, Ambac Assurance has been able to write only a limited amount of new financial guarantee business since November 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the pre-tax charges recorded during the first quarter 2008 related to residential mortgages and other financial market disruption-related losses:

Pre-tax $-millions	First Quarter 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Financial Guarantee:
Unrealized mark-to-market losses on credit derivatives (primarily CDOs of ABS)	$1,725.2	$—	$1,725.2
Loss provision related to RMBS	1,045.8	—	1,045.8

Financial Services:
Other than temporary impairment loss in investment portfolio	—	95.4	95.4
Mark-to-market loss – liquidity investment portfolio	—	82.2	82.2
Interest rate swap basis risk losses	—	73.7	73.7
Mark-to-market – total return swap portfolio	—	40.9	40.9

Total	$2,771.0	$292.2	$3,063.2

Business Restructuring

In 2008, Ambac has undertaken a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including the view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has:

•

Emphasized its global public finance business (including municipal finance, healthcare, infrastructure and global utilities) and refocused its structured finance business (including emphasizing government-guaranteed student loans, leasing & asset finance and structured insurance). Many of the above businesses have been subject to revised underwriting and risk management guidelines;

•

Discontinued underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions;

•

Discontinued the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving its position relative to existing credit exposures; and

•	Focused on reducing single risk concentrations across its portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 6, 2008, Ambac announced that it would suspend underwriting all structured finance business for six months in order to accumulate capital. For these purposes, “structured finance” is interpreted to exclude:

•	Global infrastructure, private finance initiative transactions and privatization transactions which finance essential infrastructure;

•

In the student loan sector, securities issued by state and local government agencies and non profit issuers (transactions which finance student loan pools comprised of greater than 50% federally guaranteed loans); and

•	Ambac may execute transactions which restructure structured finance transactions for purposes of mitigating losses and/or improving its position relative to existing credit exposures.

During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business (except for hedging transactions noted above in the Introduction section of this Management’s Discussion & Analysis) as part of its capital preservation strategy.

Critical Accounting Estimates

The discussion and analysis of Ambac’s financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires Ambac to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of its financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those that require management to make significant judgments and could potentially result in materially different results under different assumptions and conditions. Management has identified the accounting for loss and loss expenses and the valuation of financial instruments as critical accounting estimates. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2007 Form 10-K filed with the SEC on February 29, 2008.

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

consideration ratings and average life of an obligation); (iii) internally developed loss severity assumptions; and (iv) the net par outstanding on the adversely classified credit. The loss severity assumptions and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Portfolio Risk Management Committee. The Portfolio Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. Our Surveillance Group is responsible for designating the credit classification of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

Ambac may use market accepted software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. Ambac discounts these estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

For certain adversely classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities which impact our estimates of the active credit reserves can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral; more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information and an analysis of rights and remedies obtained from its remediation efforts to supplement the statistical approach discussed above.

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

For the active credit reserve component of our total reserves, as the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. Downgrades to the underlying rating of an adversely classified credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Case basis credit reserves for public finance or other non-collateral dependent transactions are only sensitive to severity assumptions because the underlying financial obligation has already defaulted (that is a 100% probability of default). Case basis credit reserves for collateral dependent transactions (such as mortgage-backed security transactions) will be sensitive to both severity assumptions as well as probability of default. The probability of default will vary based upon the performance of the underlying collateral that has not yet defaulted.

Adjustments to our loss reserves may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our adversely classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Historically, Ambac has not ceded large percentages of outstanding exposures to our reinsurers; therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment may have an adverse impact on the financial strength of certain of the reinsurers used by Ambac. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information.

The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at March 31, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Active credit reserves	52	$6,933	$1,131.3
Case reserves	17	2,204	350.6

Totals	69	$9,137	$1,481.9

(1)	Net of reinsurance recoverable on unpaid losses of $30.4 million.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types, Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. These four bond types are healthcare institutions, aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. These four bond kinds represent 81% of our ever-to-date claim payments.

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

Residential mortgage-backed securities (“RMBS”):

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures on the adversely classified credit listing:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Second lien	13	$4,323	$1,066
Alt-A	22	3,965	200
First lien – subprime	11	651	16
Other	7	152	31	(1)

Totals	53	$9,091	$1,313

(1)	Includes allowance for reinsurance recoverables.

The stress observed in the domestic housing and mortgage markets continues to have a direct impact upon our RMBS exposures. Our continued evaluation of this bond type has identified the following attributes which are consistent amongst the RMBS exposures contained in our adversely classified credits for which we maintain a loss reserve for as of March 31, 2008:

•	Significant delinquency volumes and historically high default levels coupled with high loss severities;

•	Material reductions in prepayment rates attributable to the recent illiquidity of mortgage market, reduced refinancing opportunities, and the slower pace of home sales generally; and

•

Inconsistent mortgage underwriting standards amongst originators which in turn leads us to question whether or not the underlying loans in our insured transactions are prone to factors such as misrepresentations and/or fraud.

These attributes have had a direct impact upon the probability of default and the severity of loss that individual transactions will experience. Our RMBS exposure with loss reserves has been broken down into four groups in the table above, with the majority of both our exposure and loss reserves consisting of second lien and Alt-A credits.

Second lien credits consist primarily of home equity line of credit (“HELOC”) and closed end second mortgage transactions. The probability of default and severity of loss for certain second lien mortgage transactions from the 2006 and 2007 vintages continued to exhibit deterioration in the first quarter of 2008. Our loss estimates for the second lien products in the RMBS portfolio were determined using a roll rate methodology which was applied to each credit. We

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). Management reduced the transition rate between the 30-59 days and the 60-89 days categories by 50% after a plateau of 18 months, since we felt it was the best proxy for the current environment. This data, along with the most recent delinquency information, was used to project a default curve for the life of the transaction. Projected prepayment rates utilized in the calculation of our reserve estimates were the greater of the average of the last several months’ prepayments, or six percent. We also used the lesser of 100% loss severities or historical loss severities if materially lower than 100%. We have not estimated the impact of representation and warranty breaches in individual transactions but are aggressively pursuing our remedies on each transaction. In future periods, and as information becomes available for us to estimate these loss mitigants, we will incorporate them into our overall loss estimates. These three metrics—the default curve, prepayment speed, and loss severity – are used in conjunction with an assumption that no clean-up call will be exercised to estimate monthly losses for each transaction. These monthly loss estimates were applied to the transactions’ individual capital structures in order to estimate claims on the Ambac insured tranches. The estimated claims were discounted at our current discount rate of 4.50% and reduced for any reinsurance we estimated to be recoverable to derive the net reserve of $1,066 million as of March 31, 2008.

The foreclosure and real estate owned (“REO”) categories among certain Alt-A collateral transactions in our portfolio have been building over a period of time as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Recently, we have witnessed a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming and non-investment grade Alt-A exposures by comparing available credit support to the amount of loans in the 60+ day delinquencies, foreclosures, and REO categories. We assess the amount of credit support available below our senior position assuming that these loans were liquidated immediately at the specified levels to determine our internal rating. Our loss estimates for this segment of our insured portfolio used a roll rate approach for most instances. In this approach current delinquency buckets are used to approximate future default patterns using a sample of loans exhibiting low home price appreciation as a basis for the projections. The defaults are combined with a loss severity of 35% to arrive at a future value claim estimate. The future value claims were present valued at our current discount rate of 4.5% and reinsurance recoveries were deducted to derive the net reserve. For the few instances where the roll rate approach did not produce an identifiable loss estimate for transactions we rate as non-investment grade, we relied upon statistical ratings based loss given default data. Net reserves for Alt-A credits were $200 million as of March 31, 2008.

It is possible that our loss estimate assumptions for the securities discussed above could be materially higher as a result of continued illiquidity of the mortgage market, continued deterioration in housing prices, and/or the effects of a weakened economy marked by growing unemployment and wage pressures. In other words, we feel that it is possible that the loss pattern for transactions in these two categories can be more severe and prolonged than we assume. The reasonably possible increases in loss reserve estimates for transactions supported by HELOC and closed end second mortgage collateral could be approximately $200 million and the reasonably possible increases in loss reserve estimates for transactions supported by Alt-A and mid prime collateral could be approximately $225 million under these more stressful conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CDOs:

It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however, Ambac’s exposure to CDOs executed in insurance form on its adversely classified credit portfolio is currently limited as the majority of the CDO portfolio (87%) was executed in derivative form. CDO exposures executed in derivative form are recorded on our balance sheet at fair value. Please refer to “Valuation of Financial Instruments” below for further discussion on mark-to-market sensitivities relating to CDOs executed in derivative form.

Currently, the credits that comprise our case basis credit reserves primarily include mortgage-backed and home equities from the four bond types discussed above as well as transportation credits.

Generally, severity assumptions are established within our active credit reserve (“ACR”) for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the March 31, 2008 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond type that presently reside within the adversely classified credit listing.

$ in millions
Category	Net par outstanding	Loss Reserves at 3/31/08	Increase in Reserve Estimate
Transportation	$840	$76.5	$76.0
Health care	$415	$27.9	$31.8

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. Ambac’s financial instruments categorized as assets or liabilities are mainly comprised of investments in fixed income securities and derivative contracts.

Total financial assets at fair value classified within Level 3 of the SFAS 157 fair value hierarchy was $163.5 million as of March 31, 2008, representing 1% of total assets measured at fair value on the consolidated statement of financial condition. Total financial liabilities at fair value classified within Level 3 was $7,706 million as of March 31, 2008, representing 88% of total liabilities measured at fair value on the consolidated statements of financial condition.

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

consider a variety of factors, including recent trades of the same and similar securities. Trading volume in residential mortgage-backed and certain asset-backed securities has been extremely limited. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At March 31, 2008, approximately 11%, 85%, and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively, at March 31, 2008. Approximately 3% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

The net fair value of all derivative contracts at March 31, 2008 and December 31, 2007 was ($7,480) million and ($5,694) million, respectively. This increase in net liability value relates primarily to the mark-to-market loss on credit derivatives during 2008.

Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in, the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that trade in less liquid markets, such as credit derivatives on collateralized debt obligations and total return swaps, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made significant changes to its modeling techniques for the periods presented.

Fair value of Ambac’s credit default swaps (CDS) is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantee credit protection provider with comparable credit worthiness to Ambac may charge for the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to

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

Key variables used in our valuation of credit derivatives on collateralized debt obligations include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, Ambac’s credit spread as observed in the credit default swap market, and own credit worthiness. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Ambac’s CDS fair value calculations are adjusted for increases in expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary, Ambac maintains the same percentage of the spread demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the spread (over Libor) determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value. Please refer to Item 3. “Market Risk” for fair value sensitivities for our credit derivative portfolio as a result of changes in credit spreads on the underlying reference obligations.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. In 2008, such adjustments were made on several CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. For Ambac’s 3 CDO squareds and one CDO of Mezzanine ABS rated below investment grade, the average spread capture percentage used to determine fair value at March 31, 2008 is approximately 92%. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on recent rating agency probability of default percentages determined by management to be appropriate for structured finance CDO of ABS. Other asset types within the CDS portfolio have not experienced significant downgrades as of March 31, 2008. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our CDS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of March 31, 2008, Ambac’s derivative liability balance would increase $683 million.

In addition, when there are sufficient numbers of new transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively, except that any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac adopted SFAS 157 as of the beginning of 2008. The transition adjustment to beginning retained earnings was a gain of $13,031.

Residential Mortgage-Backed Securities Exposure

Structured Finance includes exposure to sub-prime and mid-prime (commonly referred to as Alt-A) first and second lien residential mortgage-backed securities. Ambac has exposure to the U.S. sub-prime mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, credit enhancements of CDOs and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for several major financial institutions and investors, including Ambac. During the third and fourth quarters of 2007, as well as the first quarter of 2008, the major rating agencies downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. Recent credit downgrades of the RMBS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period.

The risk of loss inherent in the 2005, 2006 and 2007 vintage sub-prime, mid-prime and second lien mortgage loans has been elevated due to a number of factors. These factors increase current and potential future losses and include but are not limited to the following:

•

There has been a notable increase in mortgage loan delinquencies and foreclosures, and this situation has resulted in significant losses for mortgage lenders and investors in mortgage related products. Market participants believe a primary factor contributing to this poor credit performance was a pronounced deterioration in credit underwriting standards by mortgage originators.

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

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At March 31, 2008
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$248.9	$1,118.7	$31.0

2002	339.2	1,052.5	60.0

2003	75.3	2,155.4	281.6

2004	2,301.0	739.0	612.5

2005	2,102.9	1,460.8	2,105.3

2006	6,204.0	997.5	592.0

2007	5,124.9	553.4	2,773.1

Total	$16,396.2	$8,077.3	$6,455.5

% of Total MBS Portfolio	34.2%	16.9%	13.5%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(1)	Second Lien	Sub-prime	Mid-prime
AAA	0.1%	6.1%	46.3%

AA	<0%	3.9%	0.0%

A	17.4%	36.8%	1.0%

BBB	56.0%	47.9%	28.8%

Below investment grade	26.4%	5.3%	23.9%

(1)

Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

RMBS exposure in collateralized debt obligations:

Ambac typically provides credit protection in connection with CDOs through credit default swaps that are similar to the protection provided by other financial guarantees. Ambac has

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

The two key liquidity risk mitigation terms are as follows:

•

The majority of our credit derivatives are written as “pay-as-you-go”. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

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

Mezzanine CDO of ABS are transactions structured similarly to high-grade transactions except the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple-B rated tranches of sub-prime and mid-prime mortgages at deal inception. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS securities. Collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime mortgages at inception. Mezzanine and CDO squared transactions are considered higher risk and require a more significant level of subordination to achieve triple-A credit ratings because of the lower credit quality of the underlying collateral pool.

Ambac established a minimum rating requirement for participation in these transactions to be a triple-A rating from one or more of the major rating agencies. The existing transactions were executed at subordination levels that were in excess of an initial rating agency triple-A attachment point (i.e. the level of subordination that was initially required to achieve such rating).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac has participated in the Collateralized Debt Obligation (“CDO”) market since 1998. Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of March 31, 2008: (1)

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$29.0	45%

High yield Corporate	24.2	37%

Market value CDOs	3.2	5%

Investment grade	3.0	5%

CDO of ABS <25% MBS	2.8	4%

Other	2.5	4%

Total	$64.7	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$28.0	43%

AA	12.9	20%

A	7.6	12%

BBB	9.2	14%

Below investment grade	7.0	11%

Total	$64.7	100%

(1)	Amounts exclude an outstanding commitment with respect to approximately $2.9 billion of ABS CDOs which carries an Ambac rating of BBB+. For additional information, please see discussion below.
(2)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the estimated internal credit ratings of Ambac’s CDO of ABS exposures. All 28 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. As of March 31, 2008, 26 CDO of ABS exposures have experienced credit downgrades, including seven exposures to below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Breakout of CDO of ABS greater than 25% RMBS Exposure(1)

			Collateral as % of Deal(2)
Year Issued	CDO of ABS	Amount(1) (as of 3/31/08) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Ambac Rating(6)
2004	Cheyne High Grade ABS CDO, Ltd.	780	36%	15%	10%	11%	24%	2%	AA+

2005	Duke Funding High Grade III Ltd.	1,508	39%	60%	—	—	—	—	BBB+

2005	Palmer Square PLC	988	33%	34%	7%	7%	16%	3%	AA+

2005	Hereford Street ABS CDO I, Ltd.	986	48%	25%	—	—	22%	4%	AA+

2005	Pascal CDO, Ltd.	848	58%	17%	3%	5%	6%	10%	AAA

2005	Tremonia CDO 2005-1 PLC	815	41%	28%	2%	10%	13%	5%	AAA

2005	High Grade Structured Credit CDO 2005-1	621	56%	32%	3%	5%	2%	2%	AA+

2005	Belle Haven ABS CDO 2005-1, Ltd.	525	56%	29%	5%	4%	3%	4%	BIG

2006	Diversey Harbor ABS CDO, Ltd.	1,848	35%	40%	8%	16%	1%	—	A-

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,644	45%	30%	5%	8%	5%	7%	BBB-

2006	Ridgeway Court Funding I, Ltd.	1,547	36%	27%	9%	23%	4%	2%	BBB

2006	Duke Funding High Grade IV, Ltd.	1,303	31%	69%	—	—	—	—	A+

2006	Duke Funding High Grade V, Ltd.	1,250	38%	62%	—	—	—	—	A-

2006	McKinley Funding III, Ltd.	1,163	18%	40%	7%	32%	3%	—	BIG

2006	Millerton II High Grade ABS CDO, Ltd.	1,097	41%	52%	3%	1%	4%	—	A+

2006	Lancer Funding, Ltd.	932	47%	41%	3%	6%	3%	1%	BBB+

2006	Cairn High Grade ABS CDO II Limited	817	35%	39%	1%	22%	1%	1%	BBB+

2006	ESP Funding I, Ltd.	719	42%	17%	—	17%	23%	—	A+

2006	Longshore CDO Funding 2006-1, Ltd.	608	31%	30%	7%	12%	17%	2%	AA

2007	Kleros Preferred Funding VI, Ltd.	2,393	34%	36%	7%	19%	3%	1%	BIG

2007	Ridgeway Court Funding II, Ltd.	1,942	48%	10%	4%	30%	7%	1%	BBB-

2007	Citation High Grade ABS CDO I, Ltd.	931	39%	53%	—	5%	—	2%	A

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

			Collateral as % of Deal(2)
Year Issued	CDO of ABS	Amount(1) (as of 3/31/08) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Ambac Rating(6)
2007	Fiorente Funding Limited	714	36%	43%	2%	12%	1%	7%	BBB-
2007	Adams Square Funding II, Ltd.	497	83%	6%	—	7%	—	4%	BIG

	Subtotal	26,476

	CDO of CDO
2005	Class V Funding	79	9%	1%	20%	33%	36%	1%	BBB-
2007	Private AA-Bespoke CDO Squared Transaction	1,398	—	—	—	100%	—	—	BIG
2007	888 Tactical Fund, Ltd	497	—	—	12%	88%	—	—	BIG
2007	Class V Funding III, Ltd	498	—	—	—	100%	—	—	BIG

	Subtotal	2,472

	Total	28,948

(1)

Amounts exclude an outstanding commitment with respect to approximately $2.9 billion of ABS CDOs which carries an Ambac rating of BBB+. This commitment is disclosed in further detail below in “Other CDO Commitments”.

(2)	May not total 100% due to rounding.
(3)

“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.

(4)

“Other RMBS”—Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.

(5)

“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not High-grade CDO of ABS or Mezzanine CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.

(6)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. Ambac undertakes no obligation to update ratings. “BIG” denotes credits deemed below investment grade (e.g, below BBB-).

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of CDO securities, primarily consisting of sub prime and mid prime residential mortgage backed

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. The first loss coverage amortizes on a pro rata basis as the underlying investment securities amortize. The pro rata amortization of the first loss coverage stops when it reaches $750 million; this amount remains available to absorb future losses. As of March 31, 2008, the gross investment pool balance is $3.88 billion and $973 million of first loss remains available. However, we expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred, but have not yet been presented, in the amount of $337.8 million. Ambac’s approximate net exposure under this commitment as of March 31, 2008 is $2.92 billion. Ambac has assigned an internal credit rating of BBB+ to this commitment.(1)

The following summarizes certain key characteristics of the underlying investment securities as of March 31, 2008:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.1	30%

Mezzanine	2.6	66%

Mezzanine CDO of CDO	0.1	2%

Mezzanine CMBS	0.1	2%

Total	$3.9	100%

CDO vintage by closing date: (2)
2007	2.3%

2006	14.4%

2005	36.3%

2004 and prior	47.0%

Total	100%

Ratings Distribution of the underlying CDOs(3)	Moody’s	S&P
Aaa/AAA	36.1%	22.3%

Aa/AA	29.3%	20.8%

A/A	22.7%	14.4%

Baa/BBB	3.4%	14.8%

Below investment grade	8.5%	19.4%

Not rated	—	8.3%

Total	100%	100%

(1)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

(2)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(3)	The third party ratings set forth above are as of March 31, 2008, and may be changed at any time by the rating agencies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS investment portfolio exposure:

Ambac also has RMBS exposure in its Financial Services investment portfolio. Please refer to the tables in the Liquidity and Capital Resources—Balance Sheet section below which display: i) the fair value of mortgage and asset-backed securities by classification, ii) the fair value of residential mortgage-backed securities by vintage and type, and iii) the ratings distribution of the fixed income investment portfolio by segment.

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2008 and 2007, and its financial condition as of March 31, 2008 and December 31, 2007.

Ambac’s (loss) diluted earnings per share were ($11.69) and $2.02 for the three months ended March 31, 2008 and 2007, respectively. The first quarter 2008 financial results were negatively impacted primarily by (i) unrealized mark-to-market losses on credit derivative exposures ($1,725.2 million); (ii) a higher provision for loss and loss expenses ($1,043 million); (iii) net realized losses in the Financial Services investment portfolio from other than temporary impairment charges on certain investment securities; (iv) lower derivative product revenues and (v) lower Financial Services investment income; and (vi) higher Corporate expenses, partially offset by (i) higher Financial Guarantee net investment income and (ii) lower interest on investment and payment agreement expenses.

Financial Guarantee

Ambac provides financial guarantees in respect of debt obligations through its principal operating subsidiary, Ambac Assurance Corporation. Prior to March 6, 2008, Ambac Assurance also provided credit protection in the form of credit derivatives through Ambac Credit Products LLC, a wholly owned subsidiary of Ambac Assurance. Ambac provides these services in three principal markets: public finance, structured finance and international finance. On March 6, 2008, Ambac announced that it had suspended underwriting all structured finance business for six months, in order to accumulate capital. Global infrastructure, private finance initiative transactions and privatization transactions which finance essential infrastructure are not considered structured finance and are, therefore, not subject to the six month suspension of underwriting. Also, in the student loan sector, transactions issued by state and local government agencies and nonprofit issuers are not subject to the six month suspension of underwriting.

Ambac Assurance guaranteed $4.9 billion of gross par value bonds during the three months ended March 31, 2008, a decrease of 84% from $31.5 billion during the comparable prior year period. We believe this decline was the result of rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial position by investors of fixed income securities. Accordingly, Ambac has been able to write only a limited amount of new Financial Guarantee business since November 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2008 and December 31, 2007:

(Dollars in billions)	March 31, 2008	December 31, 2007
Public Finance	$277.1	$280.9
Structured Finance	165.7	170.7
International Finance	68.3	72.4

Total net par outstanding	$511.1	$524.0

International Finance includes both infrastructure and asset-backed securities transactions. Asset-backed security transactions (domestic and international) that have been directly impacted by the mortgage market are direct insurance guarantees of mortgage-backed securities and credit enhancement of CDOs. Refer to Residential Mortgage-Backed Securities Exposure included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q for further discussion. Other asset-backed exposures included within both structured and international were student loans, investor-owned utilities and other asset-backed and conduit exposures. Ambac’s total outstanding asset-backed and conduit exposures are comprised of the following bond types and credit ratings as of March 31, 2008 and December 31, 2007:

Business Mix by Net Par ($ in billions)	March 31, 2008	December 31, 2007
Commercial ABS	$30.8	$31.5
Asset-backed commercial paper conduits	12.1	12.4
Consumer ABS	11.6	11.8

Total	$54.5	$55.7

Ambac Ratings by Percentage of Net Par	March 31, 2008	December 31, 2007
AAA	26%	25%
AA	9%	9%
A	19%	18%
BBB	45%	47%
BIG	1%	1%

Total	100%	100%

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $23.3 billion at March 31, 2008. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 30% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $23.3 billion of commitments outstanding at March 31, 2008 does not necessarily reflect actual future amounts.

The following tables provide a rating distribution of guaranteed net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2008 and December 31, 2007 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2008 and December 31, 2007. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	March 31, 2008	December 31, 2007
AAA	12%	13%
AA	20	22
A	43	43
BBB	22	20
Below investment grade	3	2

Total	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	March 31, 2008	December 31, 2007
Public Finance:
Transportation	$1,019	$1,024
Health care	374	397
Other	443	451

Total Public Finance	1,836	1,872

Structured Finance:
CDO of ABS > 25% MBS	6,971	2,957
Mortgage-backed and home equity - second lien	4,323	3,625
Mortgage-backed and home equity - alt - A	1,762	—
Enhanced equipment trust certificates	601	617
Investor-owned utilities	583	583
Mortgage-backed and home equity – sub prime	425	417
Mortgage-backed and home equity – other	153	147
Other CDOs	59	—

Total Structured Finance	14,877	8,346

International Finance:
Transportation revenue	—	1,052
Other	35	37

Total International Finance	35	1,089

Grand Total	$16,748	$11,307

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

The total number of credits with Ambac Assurance ratings below investment grade was 83 and 69 at March 31, 2008 and December 31, 2007, respectively. The increase in mortgage-backed and home equity is the result of continued credit impairment primarily in the mid-prime first lien and second lien credits. Please refer to the Residential Mortgage-Backed Securities exposure included in this Management’s Discussion and Analysis of Financial Condition and results of Operations. The increase in CDO of ABS greater than 25% MBS resulted from the downgrade of three high-grade CDO of ABS transactions.

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. Public Finance bond obligations par value written was $0.5 billion for the three months ended March 31, 2008, which was 96% lower than $13.9 billion of par value written in the three months ended March 31, 2007. In the U.S. municipal market, principal issuance was down

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

22% for the first quarter of 2008 compared to the first quarter of 2007. Market penetration declined from approximately 52% at March 31, 2007 to approximately 27% in the current quarter. Ambac’s market share was only 1% for the first quarter of 2008, as compared to 24% in the first quarter of 2007.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; operating assets; leases; CDOs; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). Structured Finance obligations par value written was $3.8 billion for the three months ended March 31, 2008, which was 75% lower than $15.1 billion of par value written in the three months ended March 31, 2007. As described in “Business Restructuring” above, Ambac has discontinued writing all Structured Finance business for a period of six months beginning March 6, 2008 and has additionally curtailed its activities on a going-forward basis in certain sectors of Structured Finance. The structured finance business written during the quarter relates to transactions that closed prior to the business restructuring, and transactions to which Ambac had committed prior to the announcement of suspension of underwriting.

International Finance:

International finance obligations include public purpose infrastructure projects, utilities and various types of structured financings originated outside the United States (“International Finance”), including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass CDOs that may include significant components of U.S. exposures. International Finance bond obligations par value written was $0.5 billion for the three months ended March 31, 2008, which was 80% lower than $2.5 billion of par value written for the three months ended March 31, 2007.

Gross Premiums Written. Gross premiums written for the three months ended March 31, 2008 were $159.2 million, a decrease of $90.7 million, or 36%, from $249.9 million in the three months ended March 31, 2007. Up-front premiums written during the three months ended March 31, 2008 were $6.9 million, a decrease of 94% from $112.2 million in the three months ended March 31, 2007. Up-front premiums written in the first quarter of 2008 decreased in all three market sectors: Public Finance, Structured Finance and International Finance. Installment premiums written for the three months ended March 31, 2008 were $152.3 million, an increase of 11% from $137.7 million in the three months ended March 31, 2007. Installment premiums written in the first quarter of 2008 saw increases in all three market sectors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table sets forth the amounts of gross premiums written by type for the three months ended March 31, 2008 and 2007:

	2008	2007
Public Finance:
Up-front	$4.8	$106.1
Installment	8.4	8.3

Total Public Finance	13.2	114.4

Structured Finance:
Up-front	1.7	4.3
Installment	80.5	78.9

Total Structured Finance	82.2	83.2

International Finance:
Up-front	0.4	1.8
Installment	63.4	50.5

Total International Finance	63.8	52.3

Total	$159.2	$249.9

Total up-front	$6.9	$112.2
Total installment	152.3	137.7

Total	$159.2	$249.9

Reinsurance. Ambac Assurance’s reinsurance program is principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty requires Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. Management uses facultative reinsurance to cede risks in amounts greater than the maximums that can be ceded under the surplus share treaty and risks which are excluded from the surplus share treaty. Ceded premiums written for the three months ended March 31, 2008 were $23.5 million, a decrease of $6.0 million, or 20%, from $29.5 million in the three months ended March 31, 2007.

Included in ceded premiums written in the three months ended March 31, 2008 are $4.8 million in ceded premiums from the facultative cede with Assured Guaranty Reinsurance Ltd completed in December 2007. Excluding the facultative ceded premiums, ceded premiums written were $18.7 million for the three months ended March 31, 2008. Ceded premiums written as a percentage of gross premiums written were 14.8% and 11.8% for the three months ended March 31, 2008 and 2007, respectively. The increase in ceded premiums written as a percentage of gross premiums written for the three months ended March 31, 2008 as compared with prior year was attributable to the ceded written premiums in the first quarter of 2008 related to the Assured Guaranty Reinsurance Ltd bulk cede offset by a decrease in gross written premiums.

Net Premiums Earned. Net premiums earned for the three months ended March 31, 2008 were $186.9 million, a decrease of $29.1 million, or 13%, from $216.0 million for the three months ended March 31, 2007. The decrease was primarily the result of lower refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations (collectively referred to as “accelerated earnings”), and lower normal earned premiums (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a breakdown of net premiums earned by market sector:

(Dollars in millions)	March 31, 2008	March 31, 2007
Public Finance	$55.8	$58.3
Structured Finance	70.4	71.9
International Finance	46.7	46.1

Total normal premiums earned	172.9	176.3
Accelerated earnings	14.0	39.7

Total net premiums earned	186.9	216.0

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

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Ambac has partnered with clients to help mitigate the impact of the recent turmoil in the municipal auction rate and variable rate debt market that has created increases in interest rates. One of the options to our clients is to refund Ambac insured variable rate debt with fixed rate debt, that is either guaranteed by another insurer or the client may issue uninsured bonds. As a result of the fact that certain auction/variable rate debt clients have chosen this option, we expect to have significantly higher accelerated earnings in the second quarter of 2008 as compared to the first quarter of 2008. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy or in advance on an installment basis. The following table provides a breakdown of accelerated earnings:

(Dollars in millions)	March 31, 2008	March 31, 2007
Public Finance	$9.3	$33.6
Structured	3.3	0.9
International Finance	1.4	5.2

Total accelerated earnings	$14.0	$39.7

Normal net premiums earned decreased 2% from $176.3 million in the first quarter of 2007 to $172.9 million in the first quarter of 2008. Normal net premiums earned for the three months ended March 31, 2008 decreased 4% for Public Finance and 2% for Structured Finance, and increased 1% for International Finance, from the three months ended March 31, 2007. Public Finance normal earned premium has been negatively impacted by the high level of refunding activity over the past few years, competitive pricing and the mix of business underwritten in recent periods. The decrease in normal earned premiums in Structured Finance was driven by the fourth quarter 2007 facultative cession to Assured Guaranty Re Ltd. The increase in the level of growth in International Finance normal earned premium has resulted from new deals during the past year, partially offset by the impact of the cession to Assured Guaranty.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below shows the impact of Assured Guaranty cession by market sector on net premiums earned:

(Dollars in millions)	March 31, 2008	March 31, 2007
Public Finance	$(1.9)	$—
Structured Finance	(3.1)	—
International Finance	(1.9)	—

Total net premiums earned	$(6.9)	$—

Net Investment Income. Net investment income for the three months ended March 31, 2008 was $123.6 million, an increase of 10% from $112.1 million in the three months ended March 31, 2007. The increase was primarily attributable to the growth of the investment portfolio resulting from the ongoing collection of financial guarantee premiums and fees, coupon receipts on invested assets, an increase of $3.6 million from the consolidation of a variable interest entity under FIN 46R (primarily offset in the Statement of Operations by line item “Interest Expense on Variable Interest Notes,” which had an increase of $3.6 million), and a minimal impact from raising $1.4 billion of capital due to its timing at the end of the quarter. Investments in tax-exempt securities amounted to 73% and 77% of the total fair value of the Financial Guarantee portfolio as of March 31, 2008 and March 31, 2007, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.39% at March 31, 2008 compared with 4.60% at March 31, 2007.

Change in fair value of credit derivatives:

Realized gains and other settlements. Realized gains and other settlements were $17.0 million for the three months ended March 31, 2008, an increase of $1.4 million, or 9%, from $15.6 million in the three months ended March 31, 2007. These amounts represent the normal accretion into income of premiums received for transaction executed in credit derivative format. The increase was driven by increased credit derivative business written during the first half of 2007.

Unrealized losses Unrealized losses on credit derivative contracts for the three months ended March 31, 2008 were $1,725.2 million, compared to unrealized losses of $5.1 million for the three months ended March 31, 2007. The first quarter 2008 amount is net of a $1,616 million adjustment to the fair value of the credit default swap portfolio to reflect Ambac’s credit spreads as of March 31, 2008, as required under FAS 157, adopted January 1, 2008. The housing market turmoil that began in mid-2007 continued in the first quarter of 2008. In the first quarter of 2008, a net mark-to-market loss was recorded across the entire credit derivative portfolio, with the largest declines related to collateralized debt obligations of asset-backed securitizations (“CDO of ABS”) containing mortgage-backed securities as collateral, including CDOs containing other CDO of ABS securities as collateral (“CDO of CDO”). Mark-to-market losses on these CDO of ABS comprised approximately 73% of the total mark-to-market losses for the quarter ended March 31, 2008. The remainder of the mark is attributed primarily to CDOs of corporate assets, both loans and bonds. There were no realized net losses paid on credit derivatives for the quarters ended March 31, 2008 and 2007.

The mark-to-market loss on credit derivative exposures includes a $940 million increase to the estimated credit impairment related to credit default swaps on certain CDO of ABS that

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

are internally rated below investment grade. An estimate for credit impairment of $2,046 million as of March 31, 2008 has been established, because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Continued impairment on credit derivative exposures will reduce Ambac Assurance’s policyholder’s surplus and statutory net income, which may impact dividend capacity, and may impact Ambac Assurance’s compliance with the New York financial guarantee insurance laws provisions relating to single and aggregate risk limits.

Other Income. Other income for the three months ended March 31, 2008 was $8.5 million, an increase of $5.6 million from $2.9 million in the three months ended March 31, 2007. The increase is primarily due to foreign exchange gains on cash. Also included within other income are deal structuring fees, commitment fees and the change in fair value from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). The three months ended March 31, 2008 and 2007 included equity earnings (losses) of $0.6 million and ($0.3) million, respectively. Structuring and commitment fee revenues were $1.0 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $23.0 million and $23.9 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three months ended March 31, 2008 and 2007 were $1,042.8 million and $11.4 million, respectively. The increased loss provisions in 2008 are primarily the result of increases related to the residential mortgage-backed security sector.

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2008 and the year-ended December 31, 2007:

(Dollars in millions)	Three Months Ended March 31, 2008	Year Ended December 31, 2007
Beginning balance of net loss reserves	$473.3	$215.0
Provision for losses and loss expenses	1,042.8	256.1
Losses paid	(39.7)	(30.4)
Recoveries of losses paid from reinsurers	4.0	4.7
Other recoveries, net of reinsurance	1.5	27.9

Ending balance of net loss reserves	$1,481.9	$473.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide details of net losses paid, net of recoveries received for the three months ended March 31, 2008 and 2007 and gross case basis credit reserves and total gross loss reserves at March 31, 2008 and December 31, 2007:

(Dollars in millions)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net losses (recovered)/ paid:
Public Finance	$0.4	$(8.8)
Structured Finance	33.8	(0.8)
International Finance	—	9.5

Total	$34.2	$(0.1)

	March 31, 2008		December 31, 2007
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(1)(2)	Total Loss Reserves
Public Finance	$52.1	$167.4	$51.8	$170.4
Structured Finance	328.8	1,344.0	69.0	313.0
International Finance	0.1	0.9	0.1	0.9

Total	$381.0	$1,512.3	$120.9	$484.3

(1)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at March 31, 2008 and at December 31, 2007.

(2)	Reinsurance recoverables on case basis credit reserves were $30.4 million and $11.1 million at March 31, 2008 and December 31, 2007, respectively.

Active credit reserves were $1,131.3 million and $363.4 million at March 31, 2008 and December 31, 2007, respectively. Included in the calculation of active credit reserves at March 31, 2008 and December 31, 2007 was the consideration of $110.4 million and $13.4 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at March 31, 2008 and December 31, 2007 was comprised of 52 and 45 credits with net par outstanding of $6,933 million and $6,513 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by ratings downgrades of mortgaged-backed credits, offset by transfers to case basis credit reserves for mortgage-backed credits that were in default.

Case basis credit reserves at March 31, 2008 and December 31, 2007 were comprised of 17 and 13 credits, respectively, with net par outstanding of $2,203.9 million and $1,359.4 million, respectively. The increase to the case basis credit reserves is primarily due to the default of several mortgage-backed transactions.

At March 31, 2008, expected future claim payments on credits that have already defaulted totaled $361.1 million. Related future payments are $69.4 million, $85.1 million, $80.1 million, $46.9 million and $46.5 million for 2008, 2009, 2010, 2011, and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2008 were $49.0 million, an increase of $12.6 million, or 35%, from $36.4 million in the three months ended March 31, 2007. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for the three months ended March 31, 2008 and 2007:

(Dollars in millions)	March 31, 2008	March 31, 2007	% Change
Gross underwriting and operating expenses	$38.7	$49.2	-21%
Net reinsurance commissions received	(5.6)	(8.1)
Operating expenses and reinsurance commissions deferred	2.3	(17.6)
Amortization of previously deferred expenses	13.6	12.9

Underwriting and operating expenses	$49.0	$36.4	+35%

The decrease in gross underwriting expenses for the three months ended March 31, 2008 was mainly a result of lower compensation expense, primarily from prior year bonus accrual reversal, lower stock compensation and lower premium taxes, partially offset by higher consulting and legal expenses related to the credit derivatives portfolio. Due to the recent decline in business writings, during the first quarter of 2008 Ambac significantly reduced the level of expenses it defers to future periods. As a result, net underwriting expenses are not comparable, period to period.

Financial Guarantee Exposure Draft (“ED”). On April 18, 2007, the FASB issued an ED for public comment entitled “Accounting for Financial Guarantee Insurance Contracts”, an interpretation of SFAS 60 “Accounting and Reporting by Insurance Enterprises”. The comment period ended on June 18, 2007 and a roundtable with interested parties was held on September 4, 2007. The FASB has concluded its re-deliberations of the ED and expects to issue a final standard in the second quarter of 2008.

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

Financial Services Segment

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The investment agreement business is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts may be used. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is hedged on an individual or portfolio basis. Certain municipal interest rate swaps are not hedged for the basis difference between taxable index and issue specific or general tax-exempt index rates. Therefore, changes in the relationship between those rates may result in mark-to-market gains or losses.

During the first quarter 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its capital preservation strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio.

Revenues. Revenues for the three months ended March 31, 2008 and 2007 were ($196.4) million and $118.5 million, respectively.

The following table provides a breakdown of Financial Services revenues for the three months ended March 31, 2008 and 2007:

(Dollars in millions)	March 31, 2008	March 31, 2007	% Change
Investment income	$84.9	$106.0	-20%
Derivative products	(68.8)	3.6	n.m.
Net realized investment (losses)/gains	(169.8)	6.2	n.m.
Net mark-to-market (losses)/gains on total return swaps	(40.9)	3.2	n.m.
Net mark-to-market (losses) gains on non-trading derivative contracts	(1.8)	(0.5)	n.m.

Total Financial Services revenue	$(196.4)	$118.5	n.m.

n.m.= not meaningful

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decrease in investment income for the three months ended March 31, 2008 was driven primarily by lower rates on a smaller portfolio of floating rate investments in the investment agreement business.

The decrease in derivative product revenues resulted primarily from turmoil in short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). A decline in demand for variable-rate municipal debt has driven issue-specific rate resets to very high levels, thereby increasing Ambac’s payment obligations under the interest rate swaps resulting in a ($16.8) million realized loss and a ($56.9) million mark-to-market loss for the quarter on this portfolio.

During the three months ended March 31, 2008, Net realized investment losses included other-than-temporary impairment write-downs in the Financial Services investment portfolio related to the investment agreement business. These write-downs include $95.4 million of mark-to-market losses on five Alt-A mortgage-related securities and $82.2 million in mark-to-market losses on securities identified which we do not have the intent to hold for a period of time sufficient to allow for recovery in market value. Also during the three months ended March 31, 2007, Ambac received cash recoveries of $6.2 million on previously impaired assets resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

Net mark-to-market losses on total return swaps during the three months ended March 31, 2008 resulted from the credit spread widening on the underlying monoline guaranteed securities, which is reflected in the fair value of the total return swaps.

Expenses. Expenses for the three months ended March 31, 2008 were $92.4 million, down 10% from $102.2 million in the three months ended March 31, 2007. Included in the above are interest expenses related to investment and payment agreements of $89.0 million and $99.0 million for the three months ended March 31, 2008 and 2007, respectively. The decrease was primarily related to lower rates on a smaller volume of floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three months ended March 31, 2008 was $24.4 million, up 26% from $19.3 million in the three months ended March 31, 2007. The increase is primarily attributable to the public offering of $400 million aggregate principal amount of Directly Issued Subordinated Capital Securities (the “DISCs”) on February 12, 2007 and $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three months ended March 31, 2008 was $16.1 million, an increase of 388% from $3.3 million for the three months ended March 31, 2007. The increase is primarily due to higher legal expenses and higher contingent capital costs. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on the increases in the contingent capital costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provision for Income Taxes. Income taxes for the three months ended March 31, 2008 and 2007 were at an effective rate of 40.5% and 26.2%, respectively. The quarterly tax provision reflects Ambac’s estimated annual effective tax rate. The increase in the 2008 effective tax rate is primarily due to the large unrealized mark-to-market losses in the first quarter of 2008. The actual income tax benefit to be recognized in future quarters will depend on future estimates of Ambac’s effective rate, which may be affected by the results of the second, third and fourth quarters’ mark-to-market adjustments.

Deferred Tax Asset Valuation Allowed:

Ambac’s CDS portfolio experienced significant mark-to-market losses as of March 31, 2008. These losses are only tax deductible upon realization, generating a significant deferred tax asset. As of March 31, 2008, Ambac’s deferred tax asset associated with the credit default swap business was $2.7 billion. Ambac’s remaining deferred tax assets relate to credit losses on financial guarantee products of approximately $400 million and unrealized losses on securities of approximately $360 million, resulting in an overall deferred tax asset of $3.6 billion.

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or some portion of the potential deferred tax asset will not be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry-back or carry-forward period available under the tax law. Although FAS 109 does not specifically require scheduling the reversal of temporary differences, estimation of the periods of reversal is often necessary to determine if a valuation allowance is required.

In the first quarter of 2008, Ambac completed an offering of common stock and equity units which resulted in a change of ownership as defined in IRC section 382. Ambac has no material net built in losses that are expected to be subject to the loss limitation provisions of IRC Section 382.

Ambac writes the majority of its CDS contracts on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Losses on notional principal contracts are ordinary losses. In scheduling the realization of these losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which the mark-to-market losses are anticipated to be realized assuming those losses are based on the terms of each contract and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect in Ambac’s financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect in Ambac’s financial condition and would result in a breach of certain financial covenants under our credit facilities.

Negative Evidence

Ambac believes that it is at a disadvantage regarding its credit rating and perceived financial strength as a financial guarantor versus some of its principal competitors. It believes its ability to write new financial guarantee business has been adversely impacted by this perception.

Future taxable income exclusive of reversing temporary differences and carry-forwards is a source of taxable income that supports recognition of a deferred tax asset. Forecasting future taxable income is generally considered to be the least objective when evaluating the weight of positive and negative evidence. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Ambac has experienced significant losses in the prior 3 quarters sufficient to create cumulative losses over the past 3 years. Accordingly, in estimating its future income, Ambac has assumed no new business written and have forecasted expenses representative as such.

Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect in Ambac’s financial condition and would result in a breach of certain financial covenants under our credit facilities.

Positive Evidence

Ambac’s major sources of potential future net profits are:

•	The unearned premium reserve of approximately $2.6 billion on existing policies in which the premium has already been collected will amortize into future income during the applicable period.

•	Contractual obligations of future installment premiums to be received of approximately $3.6 billion on contracts already written will generate income during the applicable period.

•

Future investment income (net future installment premium collections, reinvested cash flows, loss payments and operating expenses) on the insurance company’s existing portfolio of over $12 billion. Although Ambac has a significant tax exempt portfolio, under FAS 109, a tax planning strategy is available to switch the portfolio into taxable securities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	An appropriate forecast of expenses in future periods.

During the three months ended March 31, 2008, Ambac had other than temporary impairment write downs of $95.4 million on mortgage related securities that are held in a liquidity portfolio and $82.2 million in mark to market losses on securities identified which we do not have intent to hold for a period of time sufficient to allow for recovery in the market value. These write downs will become tax deductible capital losses upon sale. The tax law permits a 3 year carry-back of capital losses against prior year’s capital gains. Ambac has generated $70 million of capital gains available in the carry-back period. In addition, Ambac has the ability if needed to trigger the realization of selected unrealized gains in its current portfolio.

Ambac has a FAS 115 unrealized overall net loss in its portfolio of approximately $860 million. Ambac has the intent and ability to hold these fixed income securities until maturity. Therefore, these unrealized losses and the related tax benefit will reverse over the life of the instruments.

After examining all of the available positive and negative evidence, Ambac believes that no valuation allowance is necessary in connection with the deferred tax asset. However, Ambac will continue to analyze the need for a valuation allowance on a quarter to quarter basis. Since there is a limit to both the character and amount of projected future income and Ambac is approaching that limit, there can be no assurance with regard to whether a valuation allowance will be needed in future quarters.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; and (ii) external financing. In January 2008, Ambac reduced its annual dividends paid to stockholders from $0.28 per share to $0.04 per share. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Based upon these tests, the maximum amount that will be available during 2008 for payment of dividends without regulatory approval by Ambac Assurance is $332 million. Additionally, no quarterly dividend may exceed the dividend paid in the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Ambac Assurance paid dividends of $54.6 million during the three months ended March 31, 2008. Ambac notified the Wisconsin insurance Commissioner in respect to the dividend paid in the first quarter of 2008.

During the first quarter of 2008, Ambac raised $1.5 billion of capital ($1.4 billion after underwriting discounts and commissions and fees and expenses). That was comprised of $1.25 billion via an offering of approximately 185 million shares of common stock at $6.75 per share. Concurrent with that sale, Ambac raised $250 million through an offering of 5 million equity units at a price of $50 per unit. All of the net proceeds from that capital raise were contributed to Ambac Assurance, with the exception of $100 million which was maintained at the holding company to provide incremental holding company liquidity to pay debt service, to cover operating expenses and to pay dividends on common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s principal uses of liquidity are for the payment of interest on its debt, its operating expenses, income taxes, dividends on its shares of common stock and capital investments in its subsidiaries.

Based on the amount of dividends that it expects to receive from Ambac Assurance during 2008, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months, including the ability to pay dividends on its common stock in accordance with its dividend policy. Beyond the next twelve months, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, additional statutory net losses, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock.

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at March 31, 2008.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on new business opportunities, receipt of installment premiums on existing financial guarantees, and the amount of required claim payments. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, claim payments, reinsurance premiums, taxes, dividends to Ambac and capital investments in its subsidiaries. Management believes that Ambac Assurance’s operating liquidity needs, on a short-term basis, can be funded exclusively from its operating cash flow. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, net investment income and receipts from credit derivatives. Further increases in credit impairment of the mortgage-backed insurance and credit derivatives portfolio would increase the cash outflows due on claim payments. The increases in claim payments could require Ambac to sell investment securities at a loss to the extent other funding sources are unavailable in the current distressed credit market.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. During the first quarter 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its capital preservation strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio. Management believes that its Financial Services liquidity needs can be funded from its operating cash flow, net investment income, the maturity of invested assets, sales of assets identified as the liquidity portfolio, net receipts from swaps, issuance of investment agreements, and from time to time, repurchase agreement transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations (“CDOs”). These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreement and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. In addition, some of these investment agreements include provisions that allow for a full withdrawal in the event that the related CDO breaches an Event of Default (“EOD”) trigger followed by an acceleration and liquidation event. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. Recent developments with respect to CDOs of ABS could result in material early withdrawals on investment agreements associated with these transactions. Accordingly, the investment agreement business has been increasing its liquid assets, including short term investments, in anticipation of the early withdrawals. These unanticipated withdrawals could require Ambac to sell additional investment securities at a loss to the extent other funding sources are unavailable. Ambac may also be required to access additional funds through the issuance of investment agreements at higher credit spreads reflective of the current market environment that would be costly to it. As of March 31, 2008, $3.3 billion of contingent withdrawal investment agreements were issued to CDOs, of which $1.2 billion were related to CDOs with primarily RMBS underlying collateral. Of the $3.3 billion of contingent withdrawal investment agreements issued to CDOs, $0.9 billion relate to CDOs with EOD triggers that may give rise to a complete investment agreement withdrawal, of which $0.3 billion relate to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the investment agreements. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit ratings are an important component of Ambac’s ability to compete in the investment agreement and derivative markets. In the event Ambac Assurance is further downgraded, Ambac may be required to post incremental collateral to its investment agreement and derivative counterparties, introducing liquidity risk. Please refer to the “Credit Ratings and Collateral” section below for a further discussion.

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

restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28 days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). If Ambac Assurance is downgraded below triple-A by Moody’s or S&P, the maximum rate increase is 200 bps over LIBOR. The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Each trust is rated AA with negative outlook by S&P, and Aa3 by Moody’s. For the quarters ended March 31, 2008 and 2007, Ambac Assurance incurred fees related to these perpetual put options of $3.3 million and $0.9 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

From time to time, Ambac accesses the capital markets to support the growth of its businesses. In February 2006, Ambac filed a Form S-3 with the SEC utilizing a “shelf” registration process for well known seasoned issuers. Under this process and subject to market conditions, Ambac may issue through February 2009 an unlimited amount of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac. In connection with the March 2008 offerings, which are described in more detail below, Ambac Financial Group agreed, subject to certain limited exceptions, not to sell certain securities, including under its “shelf” registration statement, for a period of 120 days after the date of such offerings without the prior consent of the underwriters for such offerings.

On March 6, 2008, Ambac Financial Group entered into an Underwriting Agreement related to the issuance and sale of 171,111,112 shares of Common Stock, by and among the Company and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of several underwriters. This transaction closed on March 12, 2008.

Certain institutions (the “Private Purchasers”) entered into a Private Placement Agreement, dated as of March 12, 2008, with Ambac, which amends, restates and replaces a Private Placement Letter, dated as of March 6, 2008, by and among Ambac and the Private Purchasers, pursuant to which the Private Purchasers purchased, on a private placement basis, 14,074,074 shares of Ambac’s common stock at a price of $6.75 per share.

On March 6, 2008, Ambac Financial Group entered into an Underwriting Agreement related to the issuance and sale of up to 5,000,000 Equity Units of Ambac (the “Units”), by and among Ambac and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of several underwriters. Each Unit has a stated amount of $50 and initially consists of (a) a Purchase Contract issued by Ambac and (b) a 1/20th, or 5%, beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021. This transaction closed on March 12, 2008.

Credit Ratings and Collateral. Our insurance companies currently have triple-A financial strength ratings from Standard & Poor’s Rating Services and Moody’s Investors Service, Inc. and a double-A financial strength rating from Fitch Inc. (all with a “negative outlook”). The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The

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

Ambac has posted collateral of $2,085.7 million in connection with its outstanding investment agreements, including accrued interest, at March 31, 2008. In the event that Ambac Assurance is further downgraded, Ambac may be required to post incremental collateral to its investment agreement counterparties, introducing liquidity risk. The majority of the downgrade triggers are based on the lower of Moody’s or S&P rating levels. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract, for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. The Investment Agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $72.4 million under these contracts at March 31, 2008. Conversely, Ambac could receive collateral from the counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $113.8 million under these contracts at March 31, 2008. The thresholds afforded Ambac by the swap dealer would be reduced in the event of a downgrade of Ambac’s credit rating and accordingly could result in Ambac posting additional amounts of collateral to the counterparty.

Ambac has entered into payment undertaking agreements where it receives funds from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In the event of a downgrade of Ambac’s credit rating, Ambac is required to post collateral or obtain other forms of credit enhancement to secure its obligations.

Ambac Capital Services enters into total return swaps. All of our total return swaps have collateral support agreements and would require us to pledge collateral as a result of a downgrade or in the event exposure limit losses exceed a predetermined threshold amount. In addition, a downgrade of our financial strength rating below specified levels would allow total return swaps counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount. As of March 31, 2008, Ambac has posted collateral of $6.6 million.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac manages its liquidity risk through the maintenance of liquid collateral and bank liquidity facilities. Ambac will meet the collateral requirements either by selling securities in the Financial Services investment portfolio in the market or to Ambac Assurance. Based on the previously described rating agency actions by Moody’s, S&P and Fitch, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. Ambac can also enter into collateral swaps with external counterparties or with Ambac Assurance. In either case, securities transferred to Ambac Assurance must meet Ambac Assurance’s investment guidelines. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts. Decreases in the fair value of our investment portfolio under the current distressed credit market would reduce the amount of eligible collateral for Ambac to meet collateral requirements.

The following table summarizes the estimated collateral posting requirements of all the financial services products at each rating level, assuming immediate downgrades of Ambac’s financial strength rating, by either S&P, Moody’s, or Fitch, at March 31, 2008:

(Dollars in millions) Change in Credit Ratings	Estimated Collateral Requirements	Estimated increases in Collateral Requirements
Base scenario at current levels	$2,172	$—

AA+/Aa1	2,368	196

AA/Aa2	2,448	276

AA-/Aa3	2,728	556

A+/A1	6,066	3,894

A/A2	7,779	5,607

A-/A3	7,674	5,502

Approximately $245.2 million, $405.3 million and $405.3 million of incremental collateral from the above table is related to an assumed downgrade by Fitch to A+, A, and A-, respectively, for certain investment agreements and interest rate swaps.

Ambac has entered into total return swap transactions on fixed income obligations that were previously guaranteed by other financial guarantors. Some of these total return swaps have incremental collateral triggers based on other financial guarantors’ financial strength ratings. Assuming a downgrade of those guarantors below Aa3/AA- by Moody’s or S&P, the incremental collateral requirement would be $7.7 million.

Credit Facility. On July 30, 2007, Ambac and Ambac Assurance, as borrowers, entered into an amended and restated $400 million five year unsecured, committed revolving credit facility (the “Amended and Restated Credit Facility”) with certain financial institutions which extended the expiration date from July 28, 2011 to July 30, 2012. The Amended and Restated Credit Facility provides for borrowings by Ambac and Ambac Assurance on a revolving basis up to an aggregate of $400 million at any one time outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 17, 2008, Ambac and Ambac Assurance, as borrowers, and certain financial institutions amended the Amended and Restated Credit Facility (the “Amendment No. 1”). The Amendment No.1 amends Section 5.03 (a) concerning minimum net assets and the definition of “Total Capital” set forth in Section1.01 by excluding net mark-to-market (losses) gains on credit derivative contracts with the exception of the Impairment Value with respect to such losses. In addition, the Amendment No.1 adds a definition of “Impairment Value” to Section 1.01.

On March 3, 2008 Ambac and Ambac Assurance, as borrowers, and certain financial institutions, entered into an amendment (the “Amendment No. 2”) to the First Amended and Restated Revolving Credit Agreement, dated as of July 30, 2007 (as amended by Amendment No. 1 thereto, the “Credit Facility”). The Amendment No.2 amends Section 5.02 (c) concerning asset dispositions by allowing Ambac to contribute to Ambac Assurance all or any part of the proceeds of one or more issuances of equity or other securities by Ambac so long as such issuance shall have been consummated by Ambac on or before the date that is 75 days after March 3, 2008.

Ambac and/or Ambac Assurance may borrow under the Credit Facility for general corporate purposes, including the payment of claims. Subject to the terms and conditions thereof, Ambac and/or Ambac Assurance may borrow under the Credit Facility until the final maturity date. Loans may be denominated in U.S. Dollars, British Pounds or Euros at the option of Ambac and/or Ambac Assurance. Ambac and/or Ambac Assurance has the option of selecting either (i) a Base Rate, a fluctuating rate equal to the higher of Citibank’s base rate and the Federal Funds Rate plus 0.5%, plus the Applicable Margin (as defined in the Credit Facility) or (ii) a Eurocurrency Rate, a periodic fixed rate equal to LIBOR or EURIBOR plus the Applicable Margin. There are no outstanding loans under the Credit Facility. Neither Ambac nor Ambac Assurance has previously incurred any borrowing under this or prior similar facilities.

The Credit Facility contains representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain a debt-to-total capital ratio, as defined in the credit facility, of not more than 30%, and (ii) maintain at all times net assets equal to or greater than $4,375 billion. The stockholders’ equity financial covenant increases annually, in an amount equal to 25% of the prior fiscal year’s net income commencing with fiscal year 2008, 50% of the net proceeds of any 2008 equity issuances, and 25% of the net proceeds of any equity issuances thereafter. The minimum net assets requirement increased to $4,956 billion after applying the net proceeds from the equity capital raised in March, 2008. Ambac is currently in compliance with the covenants of the facility by approximately $60 million. Accordingly, further decreases in the fair value of our investment portfolio, losses on our insured portfolio as well as impairment losses on our credit derivative portfolio could cause Ambac to breach these covenants in the future. Ambac will continue its discussions with the lender banks to provide additional flexibility relating to the credit facility. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance. Ambac and Ambac Assurance are in full compliance with the terms and conditions of the Credit Facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet. Total assets as of March 31, 2008 were $24.92 billion, up 6% from total assets of $23.57 billion at December 31, 2007. The increase was driven by cash generated from the capital raise in March and from an increase in the deferred tax asset, partially offset by the increase in net unrealized losses in the investment portfolio. The increased net unrealized losses are primarily due to credit spread widening in highly rated asset-backed securities within the investment agreement portfolio. As of March 31, 2008, stockholders’ equity was $1.29 billion, a 43% decrease from year-end 2007 stockholders’ equity of $2.28 billion. The decrease was primarily the result of the net loss reported for the period and the increase in net unrealized losses within the investment agreement investment portfolio, partially offset by the March 2008 capital raise.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008		December 31, 2007
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$8,750.7	$8,899.1	$8,550.9	$8,763.8
Corporate obligations	674.2	682.9	768.3	783.7
Foreign obligations	304.0	324.9	303.7	317.4
U.S. government obligations	331.8	336.0	134.7	138.0
U.S. agency obligations	628.6	703.5	409.0	441.5
Mortgage-backed securities	4,571.7	3,597.7	4,460.6	4,116.1
Asset-backed securities	2,106.8	1,963.7	2,598.5	2,566.9
Short-term	1,552.9	1,552.9	879.0	879.1
Other	13.6	13.8	13.6	14.3

	18,934.3	18,074.5	18,118.3	18,020.8

Fixed income securities pledged as collateral:
U.S. agency obligations	—	—	210.6	241.3
Mortgage-backed securities	—	—	134.5	133.6

	—	—	345.1	374.9

Total	$18,934.3	$18,074.5	$18,463.4	$18,395.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2008 and December 31, 2007 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2008:
RMBS first lien – Alt-A	$—	$2,098.5	$—	$2,098.5
U.S. Government sponsored enterprise mortgages	750.0	167.3	—	917.3
Credit cards	76.6	605.5	—	682.1
Student loans	—	624.4	—	624.4
Government National Mortgage Association	6.6	274.6	—	281.2
Structured insurance	—	148.4	—	148.4
CDO/CLO	4.8	139.6	—	144.4
RMBS – Second lien	—	140.1	—	140.1
RMBS – first lien – Prime	—	99.0	—	99.0
Auto	—	76.2	—	76.2
Aircraft securitizations	—	55.4	—	55.4

Other	—	294.4	—	294.4

Total	$838.0	$4,723.4	$—	$5,561.4

December 31, 2007
RMBS first lien – Alt-A	$—	$2,879.5	$—	$2,879.5
U.S. Government sponsored enterprise mortgages	769.2	205.8	—	975.0
Credit cards	147.6	661.1	—	808.7
Student loans	—	703.2	—	703.2
Government National Mortgage Association	6.8	—	—	6.8
Structured insurance	—	157.8	—	157.8
CDO/CLO	5.6	169.2	—	174.8
RMBS – Second lien	—	161.9	—	161.9
RMBS – first lien – Prime	—	162.1	—	162.1
Auto	—	83.7	—	83.7
Aircraft securitizations	—	325.3	—	325.3

Other	—	377.8	—	377.8

Total	$929.2	$5,887.4	$—	$6,816.6

The weighted average rating of the mortgage and asset-backed securities is AA+ and AAA as of March 31, 2008 and December 31, 2007.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at March 31, 2008:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien	Prime	Total
2003 and before	$—	$26.3	$—	$26.3
2004	47.7	—	—	47.7
2005	379.7	—	—	379.7
2006	853.8	22.1	—	875.9
2007	817.3	91.7	99.0	1,008.0

Total	$2,098.5	$140.1	$99.0	$2,337.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2008		December 31, 2007
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$1,976.0	$38.2	$223.8	$0.5
7 - 12 months	161.6	9.5	614.7	9.3
Greater than 12 months	428.7	27.3	633.4	8.4

	2,566.3	75.0	1,471.9	18.2

Corporate obligations in continuous unrealized loss for:
0 - 6 months	88.7	6.3	161.4	4.1
7 - 12 months	70.8	4.3	9.3	0.3
Greater than 12 months	52.4	7.3	53.8	6.0

	211.9	17.9	224.5	10.4

Foreign obligations in continuous unrealized loss for:
0 - 6 months	—	—	18.9	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	40.4	—

	—	—	59.3	0.1

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	159.1	0.2	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	159.1	0.2	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	9.1	0.1

	—	—	9.1	0.1

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	364.6	27.7	2,535.3	278.4
7 - 12 months	1,786.0	775.9	536.4	65.0
Greater than 12 months	486.9	180.2	730.4	9.8

	2,637.5	983.8	3,802.1	353.2

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	549.4	51.2	838.1	31.2
7 - 12 months	408.8	75.7	106.4	8.7
Greater than 12 months	93.5	25.6	22.0	3.1

	1,051.7	152.5	966.5	43.0

Other in continuous unrealized loss for:
0 - 6 months	1.5	0.3	1.2	0.1
7 - 12 months	0.1	—	—	—
Greater than 12 months	—	—	—	—

	1.6	0.3	1.2	0.1

Total	$6,628.1	$1,229.7	$6,534.6	$425.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at March 31, 2008 are primarily driven by (a) the uncertainty in the structured finance market, causing a lack of liquidity (primarily RMBS securities) and (b) the current interest rate environment. These mortgage-backed securities are predominantly rated AAA. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $6,628.1 million that were in a gross unrealized loss position at March 31, 2008, below investment grade securities and non-rated securities had a fair value of $61.3 million and unrealized loss of $15.2 million, which represented 1% of the total fair value and the total pre-tax unrealized losses shown in the above table. Of the $6,534.6 million that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1.2 million and an unrealized loss of $0.1 million, which represented less than 0.1% of the total fair value and total pre-tax unrealized losses shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued through the first quarter of 2008.

During the three months ended March 31, 2008, there were other-than-temporary impairment write-downs in the Financial Services investment portfolio related to the investment agreement business. These write-downs include $95.4 million on five Alt-A mortgage-related securities and $82.2 million in mark-to-market losses on securities identified which we do not have the intent to hold for a period of time sufficient to allow for recovery in market value. There were no impairment write-downs during the three months ended March 31, 2007. The net investment gains in the Financial Guarantee investment portfolio during the three months ended March 31, 2008 were the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives. The net investment gains in the three months ended March 31, 2007 in the Financial Services portfolio were primarily the result of the NCFE recoveries received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at March 31, 2008 and December 31, 2007:

Rating (1) : March 31, 2008(2):	Financial Guarantee	Financial Services	Combined
AAA	74%	89%	80%
AA	20	5	14
A	5	5	5
BBB	1	<1	1
Below investment grade	<1	1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2007:
AAA	84%	91%	87%
AA	14	4	10
A	2	4	3
BBB	<1	—	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor or Moody’s ratings.
(2)	The change in the ratings distribution is primarily due to Financial Guaranty Insurance Corporation’s downgrade by the ratings agencies in the first quarter of 2008.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating(1)
MBIA Insurance Corporation	$2,026.6	$55.1	$—	$2,081.7	A+
Financial Security Assurance Inc	1,590.4	24.1	—	1,614.5	AA-
Financial Guaranty Insurance Corp	1,283.3	—	—	1,283.3	AA-
Ambac Assurance Corporation	60.7	51.7	—	112.4	A-

Total	$4,961.0	$130.9	$—	$5,091.9	AA-

Financial Services
MBIA Insurance Corporation	$48.3	$—	$291.8	$340.1	A
Financial Security Assurance Inc	11.4	100.9	38.8	151.1	A
Financial Guaranty Insurance Corp	—	—	116.4	116.4	BBB
Ambac Assurance Corporation	31.8	—	213.4	245.2	A-
Assured Guaranty Corporation	—	—	41.7	41.7	BB+

Total	$91.5	$100.9	$702.1	$894.5	A-

(1)	Ratings represent the lower underlying rating of S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $141.3 million and $303.0 million during the three months ended March 31, 2008 and 2007, respectively. These cash flows were primarily provided by Financial Guarantee operations. The decrease in cash provided by operating activities is primarily due to lower net insurance premium receipts and higher claim payments. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments.

Net cash provided by (used in) financing activities was $390.4 million and ($358.6) million during the three months ended March 31, 2008 and 2007, respectively. Financing activities for the three months ended March 31, 2008 included proceeds from the issuance of common stock and long-term debt totaling $1,411.7 million, partially offset by net investment and payment agreement draws paid (net of investment and payment agreements issued) of $910.1 million. Financing activities for the three months ended March 31, 2007 included $458.2 million in net investment and payment agreements draws paid (net of investment and payment agreement issued), partially offset by the proceeds of the issuance of DISCs of $393.3 million and securities sold under agreements to repurchase of $128.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash (used in) provided by investing activities was ($556.4) million and $55.2 million during the three months ended March 31, 2008 and 2007, respectively. Investing activities for the three months ended March 31, 2008 included purchases of bonds of $1,917.4 million and net purchases of short-term securities of $673.9 million, partially offset from proceeds from the sale and maturity of bonds of $2,030.0. For the three months ended March 31, 2007, $695.5 million was provided by proceeds from sales and maturities of bonds and securities under agreements to resell of $273.0 million, partially offset by purchases of bonds of $980.2 million.

Net cash used by operating, investing and financing activities was $24.7 million and $0.4 million during the three months ended March 31, 2008 and 2007, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

In the ordinary course of business, Ambac manages a variety of risks, principally credit, market, liquidity, operational and legal. These risks are identified, measured and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization.

Ambac recently announced that it had reorganized the risk management function. This reorganization contemplates structural and process-related changes related to risk management at Ambac, and evinces an increased emphasis on risk-adjusted returns.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

financial guarantee or credit derivative, surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counter-party. The counterparty creditworthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $580.8 million from its reinsurers at March 31, 2008. The largest reinsurer accounted for 5.8% of gross par outstanding at March 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

As of March 31, 2008, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $87,163 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2008 and its rating levels as of March 31, 2008:

Reinsurers	Standard & Poor’s rating	Credit watch	Moody’s rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(3)
Assured Guaranty Re Ltd.	AA	Stable	Aa2	Stable	39.51%	—
Radian Asset Assurance Inc	AA	CWN	Aa3	Negative Outlook	14.93%	55
RAM Reinsurance Company Ltd.	AAA	CWN	Aa3	Negative Outlook	10.45%	—
Swiss Reinsurance Co.	AA-	Stable	Aa2	Stable	9.30%	—
BluePoint Re Ltd	AA	CWN	Aa3	Negative Outlook	6.68%	—
Assured Guaranty Corporation	AAA	Stable	Aaa	Stable	5.16%	1,502
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	5.43%	—
MBIA Insurance Corporation	AAA	Negative Outlook	Aaa	Negative outlook	4.26%	—
Financial Security Assurance Inc	AAA	Stable	Aaa	Stable	1.82%	—
XL Financial Assurance(1)	A-	CWN	A3	Rating under review	1.07%	—
Other(2)					1.39%	45

Total					100.00%	$1,602

(1)	Reinsurer was downgraded in 2008 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Included in “Other” are reinsurers with less than 1% of total par ceded. The aggregate of these reinsurers represent a weighted-average rating of BBB based on the lower of S&P and Moody’s.
(3)

Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, less ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.15 million and $0.15 million at March 31, 2008 and December 31, 2007, respectively.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the quarter ended March 31, 2008 and year ended December 31, 2007, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $0.5 million and $0.4 million, respectively. Ambac’s VaR ranged from a high of $0.9 million to a low of $0.3 million in the three months ended March 31, 2008 and from a high of $0.9 million to a low of $0.3 million in 2007. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. The variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The significant majority of the underlying bonds are wrapped by Ambac Assurance. The current dislocation in the credit markets and the recent rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in mark-to-market losses. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps immediately increased 300bps for a one year period, we would recognize additional mark-to-market losses of approximately $26.7 million at March 31, 2008. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

market gains of approximately $77.4 million. In certain transactions one or more of these triggering events have in fact occurred. In the first quarter of 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is approximately $1.0 billion.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative and total return contracts. Ambac, through its subsidiary Ambac Credit Products, entered into credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Market liquidity could also impact valuations. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Ambac offers credit derivatives to provide credit protection enabling financial institutions to hedge portfolios of credit risk achieving either economic or regulatory relief. Ambac Credit Products structures its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Management models the potential impact of credit spread changes on the value of its contracts.

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. If credit spreads of the underlying obligations change, the market value of the related total return swaps changes and Ambac Capital Services could experience mark-to-market gains or losses.

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of March 31, 2008 by asset type ($ in millions):

	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding(1)	$26,476	$2,472	$21,423	$13,357	$63,728
Net asset (liability) fair value	(4,067)	(1,875)	(481)	(411)	(6,834)

(1)

Par amounts do not include outstanding commitments to provide guarantees. Certain financial guarantee commitments relate to potential increases in funding levels for existing credit derivative exposures or otherwise require fair value accounting. The amount of such outstanding commitments was $5,447 million at March 31, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in spreads at March 31, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(2,090)	$(545)	$(1,546)	$(1,107)	$(5,288)	$(13,072)
250 basis point widening	(1,084)	(288)	(813)	(574)	(2,759)	(10,542)
50 basis point widening	(280)	(82)	(225)	(148)	(735)	(8,519)
Base scenario	—	—	—	—	—	(7,784)
50 basis point narrowing	123	21	64	50	258	(7,562)
250 basis point narrowing	894	228	417	245	1,784	(6,000)
500 basis point narrowing	1,835	485	452	330	3,102	(4,681)

The impact of changes in spreads will vary based upon the volume, tenor, interest rates, and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of CDO transactions, which are collateralized primarily with mezzanine tranches of other CDOs. The collateral of these inner CDOs consists primarily of triple-B rated tranches (at CDO issuance) of sub-prime and mid-prime RMBS. We expect price volatility to continue until uncertainty regarding the sub-prime sector and credit markets in general is reduced.

During the three months ended March 31, 2008, Ambac incurred net mark-to-market losses on credit derivative contracts of ($1,725.2) million related primarily to credit derivatives on CDOs of ABS containing sub-prime RMBS exposure (including CDOs of CDOs) and CLOs containing corporate credit risk. During the three months ended March 31, 2008, spreads on the underlying CDO of ABS including CDO of CDO securities widened by an average of approximately 548 basis points which, combined with the effects of credit deterioration, resulted in mark-to-market losses of ($1,265) million. Also during the three months ended March 31, 2008, spreads on underlying corporate CLO obligations widened by an average of 65 basis points, causing a mark-to-market loss of ($255) million. This credit spread widening and resulting negative mark-to-market is driven by lower prices in certain structured finance asset classes which are reflected in the fair value of our credit derivatives. The lower prices are attributable to uncertainty regarding the ultimate outcome of sub-prime mortgage losses and the quality of high yield corporate loans. These uncertainties, along with reduced demand for certain structured asset classes, a lack of liquidity in the markets and forced selling by structured and/or leveraged investment vehicles, all combined to exacerbate pricing declines across the structured debt capital markets.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Included in the fair value of credit derivative liabilities at March 31, 2008 is the effect of current Ambac credit default swap spreads, which reflect market perception and Ambac’s ability to meet its obligations. Before the adoption of FAS 157, Ambac utilized a discount rate based exclusively on current LIBOR rates. Higher Ambac spreads at March 31, 2008, have resulted in a $1,616 million reduction to the credit derivatives liability. Narrowing Ambac spreads could result in higher mark-to-market losses in the future.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 1.	Legal Proceedings.

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411), which purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and MBS transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action. In March 2008, certain plaintiffs filed motions for appointment as lead plaintiff, approval of their selection of counsel as lead counsel for the class, and consolidation of the four class actions. On May 9, 2008, the court appointed as lead plaintiff the “U.S. Public Pension Funds,” which consists of the Public Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Teacher Retirement System, and the Public Employees’ Retirement System of Mississippi; appointed Bernstein Litowitz Berger & Grossman LLP and Kaplan Fox & Kilsheimer LLP as lead co-counsel for the class; and consolidated the four class actions.

Various shareholder derivative actions have been filed against certain present and former officers and directors of Ambac, and Ambac as a nominal defendant. The suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854 (Rubery v. Callen, et al. (filed on or about January 23, 2008, case No. 08 CV 854) asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; Clark v. Callen et al. (filed on or about January 24, 2008, case No. 08 CV 856) asserts substantially the same allegations as Rubery; Yaokasin v. Callen et al. (filed on or about February 8, 2008, case No. 08 CV 1312) asserts violation of state law, including breaches of fiduciary duties and unjust enrichment); (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521 (Wayne County Employees’ Retirement System v. Callen et al. (filed on or about February 1, 2008, C.A. No. 3521) and Trustees of the Police and Fire Retirement System of Detroit v. Callen et al. (filed on or about February 13, 2008, C.A.

PART II - OTHER INFORMATION (Continued)

No.3541)); on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims, including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; and (iii) two actions filed in the Supreme Court of the State of New York, New York County (Operative Plasters & Cement Masons Local 262 Pension & Annuity Funds v. Callen et al. (filed on or about February 15, 2008, Index No. 650050/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; Leone v. Callen et al. (filed on or about February 25, 2008, Case No. 650053/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control and waste).

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by Moody’s Investors Service. The focus of the investigation appears to be the disparity in Moody’s ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between Moody’s and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by Moody’s to implement a corporate equivalency rating system with respect to municipal credits.

In April 2008, an ERISA class action suit Patterson v. The Ambac Financial Group, Inc. Pension Plan, et al (filed on or about April 15, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 3582) was commenced against Ambac, the Ambac Financial Group, Inc. Pension Plan, the Plan Administrative Committee and its members, and the Plan Investment Committee and its members. The suit purports to be brought on behalf of the Ambac Financial Group, Inc. Pension Plan (the “Ambac Plan”). The suit alleges, among other things, that the Ambac Plan incorrectly calculated Patterson’s benefit.

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

Item 1A - Risk Factors

Ambac has updated certain risk factors it previously disclosed in its Form 10-K for the year ended December 31, 2007. The updated risk factors are listed below. References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac and Ambac Assurance Corporation, as the context requires.

PART II - OTHER INFORMATION (Continued)

Characterization of losses on CDS portfolio as capital losses for U.S. federal tax purposes could result in a substantial reduction of a deferred tax asset.

Ambac’s CDS portfolio experienced significant mark-to-market losses as of March 31, 2008. These losses are only tax deductible upon realization, generating a significant deferred tax asset. As of March 31, 2008, Ambac’s deferred tax asset associated with the CDS business was $2.7 billion. Ambac’s remaining deferred tax assets relate to credit losses on financials guarantee products of approximately $400 million and unrealized losses on securities of approximately $360 million, resulting in an overall deferred tax asset of $3.6 million.

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or some of the potential deferred tax asset will not be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carryback or carryforward period available under the tax law. Although FAS 109 does not specifically require scheduling the reversal of temporary differences, estimation of the periods of reversal is often necessary to determine if a valuation allowance is required.

Ambac writes the majority of its CDS contracts on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Losses on notional principal contracts are ordinary losses. In scheduling the realization of these losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which the mark-to-market losses are anticipated to be realized assuming those losses are based on the terms of each contract and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide the “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect on Ambac’s financial condition and would result in a breach of certain financial covenants under our credit facilities.

Further, any loss attributable to the termination of a credit default swap as a result of a payment to extinguish or assign all or a part of the remaining rights and obligations thereunder may be treated as capital loss. Ambac is considering loss remediation techniques relating to certain CDS contracts and may enter into agreements with counterparties to modify these contracts. Depending on the terms and conditions of a modification, it may result in a termination of the CDS contract for US tax purposes and have an adverse impact on the deferred tax asset.

There can be no assurance that we will maintain our financial strength ratings

While we successfully raised significant amounts of capital in March of 2008, this did not result in S&P or Moody’s assigning a “stable” outlook to our triple-A ratings, nor Fitch upgrading our double-A financial strength rating to triple-A. Furthermore, there are various factors, including those discussed in the second following risk factor and elsewhere in this “Risk Factors” section, that could result in our financial strength and other ratings being downgraded

PART II - OTHER INFORMATION (Continued)

or being subject to downgrade in the future. Accordingly, there can be no assurance that we will not seek to raise capital, including through additional issuances of equity, in the future. In addition, the ratings agencies from time to time request information from us, and meet with our management. We can give no assurances as to any actions the rating agencies may take after receipt of such information, or after attending such meetings.

There have been a number of recent developments with respect to ratings actions by the rating agencies. In light of the ongoing nature of ratings actions or announcements by the rating agencies, investors should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then-current publicly available information.

As a result of market conditions, rating agency actions and investor concern with respect to our financial position, our ability to write new business has been severely limited since November 2007, and we have written virtually no new business thus far in 2008.

In the first quarter of 2008, we booked only a de minimis amount of new business. There can be no assurance that our business will improve or return to normal (or better) levels or, if they do improve, as to the timing of such improvements or return to normal levels.

The placement of our financial strength rating on negative outlook by S&P and Moody’s and the downgrade by Fitch has had a material adverse effect on our competitive position and our ability to write new business. A further downgrade of the financial strength rating of Ambac Assurance would materially adversely affect our business and prospects and, consequently, our results of operations and financial condition.

Ambac Assurance’s ability to attract new business and to compete with other triple A-rated financial guarantors has, to date, been highly dependent on the triple-A financial strength ratings assigned to it by the rating agencies. Historically, our insurance companies have held triple-A financial strength ratings from Moody’s, S&P and Fitch. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guaranty industry. In late December, following the rating agency reviews, Ambac’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s; however, Fitch placed Ambac’s AAA ratings on rating watch negative and stated that Ambac had a modeled $1 billion capital shortfall. On January 16, 2008, Moody’s put Ambac’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac’s insurance financial strength rating to AA, Credit Watch Negative. In addition, on January 18, 2008, S&P put Ambac’s AAA rating on Credit Watch Negative. On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple-A rating, but kept it on Credit Watch Negative, and reaffirmed such AAA rating, Credit Watch Negative, on February 25, 2008. On March 12, 2008, Moody’s and S&P reaffirmed Ambac Assurance’s triple-A ratings and Fitch reaffirmed Ambac Assurance’s double-A rating (all with “negative outlook”). On April 24, 2008, Moody’s reaffirmed Ambac Assurance’s triple-A rating (with “negative outlook”) after Ambac announced its first quarter earnings. To the extent that Ambac is unable to raise sufficient capital over the near term in relation to its increased capital needs, or is unable to satisfy other rating agency

PART II - OTHER INFORMATION (Continued)

criteria, the ratings assigned to it and to Ambac Assurance by the rating agencies could be lowered. Furthermore, there can be no assurance that Ambac Assurance will not be required by any of the rating agencies to raise additional capital in order to maintain ratings in the future, nor can there be any assurance that we will be able to raise any such additional capital in the future. In addition, failure to replace our interim CEO with a permanent CEO on a timely basis could have an adverse effect on our ratings.

If Ambac Assurance’s ratings were reduced to double-A by S&P and Moody’s, there is no assurance that we could successfully execute the reduced double-A business plan as we envision; failure to do so may eliminate the possibility of a ratings upgrade and could result in further ratings downgrades. In addition, further adverse ratings action by Fitch could have an adverse effect on our business and operations. We believe downgrades below a double-A rating by the major rating agencies would, if our competitors were not similarly downgraded, further and materially reduce our ability to write new business.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007 and we have written virtually no new business thus far in 2008. Any further downgrade in our financial strength ratings could have a material adverse effect on our long-term competitive position and our prospects for future business. See Part I, Item 1, “Business—Rating Agencies” Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q.

A downgrade of the financial strength rating of Ambac Assurance would result in significant collateral-posting obligations in respect of investment agreements and interest rate swap and currency swap transactions, and/or withdrawals or terminations of such transactions.

Most investment agreements and interest rate swap and currency swap transactions provide certain remedies to the counterparty in the event of a downgrade of Ambac Assurance’s financial strength rating, typically to A1 by Moody’s or A+ by S&P. In most cases, we are required to post collateral or otherwise enhance our credit to the A1 or A+ rating level. These collateral-posting obligations could have a material adverse effect on our liquidity. Additionally, it is likely that Ambac Assurance would need to lend or contribute investment assets or cash to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such loans or contributions would be subject to the prior consent of the Office of the Commissioner of the State of Wisconsin; there can be no assurance that we would obtain such consent. If we fail to post collateral as required or if Ambac Assurance’s financial strength rating is downgraded below A3 by Moody’s or A+ by S&P, counterparties are entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity and lead to further downgrades. See Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION (Continued)

Ultimate actual claim payments on our CDO of ABS, CDO-squared and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.

For the year ended December 31, 2007, and the three months ended March 31, 2008, Ambac reported a total of $6.0 billion and $1.7 billion, respectively, of mark-to-market losses on credit derivative exposures, including estimated credit impairment totaling approximately $2.0 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”) and “CDO squared” transactions which are backed by CDO of ABS transactions comprised of Subprime MBS that have recently been internally downgraded to below investment grade. An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not estimate impairment for performing credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS, CDO squared and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our financial position possibly materially and adversely.

Various third-party market participants, including several underwriters in our common stock offering and in our concurrent Equity Units Offering, have made estimates of our losses, estimates of credit impairments and mark-to-market losses that in some cases materially exceed the amounts we have reported.

Various third-party securities analysts and other market participants have made estimates of our loss and credit impairment amounts under various scenarios. In light of various factors, including, without limitation, the volatility in the capital markets, the limited liquidity for certain classes of securities and the various assumptions about the future that are inherent in making such estimates, including estimates regarding the performance of RMBS and the housing market more generally, these third-party estimates vary widely. We have been informed by certain of the underwriters in our March 2008 common stock offering and our concurrent Equity Units Offering that their estimates of our losses and mark-to-market losses, which include estimates of our credit impairment, materially exceed the corresponding amounts shown in the stress cases of S&P and, in some cases, materially exceed the sum of the mark-to-market losses we have reported plus the amount of our loss reserve estimates. In the event that our ultimate losses and credit impairments approach some of these third-party estimates, such losses and credit impairments would have a materially adverse effect on our performance and financial position. In addition, we can provide no assurance that we would be able to maintain our triple-A ratings from Moody’s and S&P or our double-A from Fitch if our losses and

PART II - OTHER INFORMATION (Continued)

credit impairments approached or exceeded these third-party estimates, or that we would be able to maintain such ratings if such actual losses and credit impairments were less than the stress losses currently modeled by those rating agencies; we can also provide no assurance regarding at what level our financial strength would be if such a downgrade were to occur.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for performing credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves. Correspondingly, such changes to loss reserves would affect our reported earnings.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers and issuers may further adversely affect our business results and prospects.

Recent reviews by each of Moody’s, S&P and Fitch stemming from the uncertainties relating to ultimate losses in the mortgage market have resulted in an increase in the level of capital the agencies require Ambac Assurance to hold against insured Residential Mortgage Backed Securities (“RMBS”) and CDOs of asset-backed securities (“ABS”). Such actions have resulted in a downgrade of Ambac Assurance’s financial strength rating by Fitch from AAA to AA and a change to Negative Outlook by S&P, Moody’s, and Fitch. As a result of the actions taken by each of the agencies, Ambac is exploring methods for enhancing its capital base. Additional changes in the rating agencies capital models and rating methodology, whether resulting from further losses or uncertainty in the mortgage market or other factors, could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place incremental stress on our rating and force us to raise additional capital, which could result in lower returns on equity.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers could also impose limitations on the areas and amount of new financial guarantee business in which we engage.

In addition, changes in the rating agencies’ capital models or rating methodology applied to issuers could adversely affect our business results and prospects. For example, ratings agencies could begin to rate municipal bond issuers on the significantly less stringent rating scales currently applied to rate corporate bonds. In such case, many municipal issuers whose bonds might have been lower rated on the municipal scale might receive a triple-A rating on the corporate scale, possibly adversely affecting the demand for, and pricing of, financial guarantee insurance for such bonds.

PART II - OTHER INFORMATION (Continued)

Also, even in the absence of changes in the ratings agencies’ capital models or rating methodology applied to municipal issuers, investors and other market participants could come to view non-triple-A rated municipal bonds as having the same financial strength as triple-A rated corporate bonds, therefore possibly adversely affecting the demand for, and pricing of, financial guarantee insurance for such bonds.

Collectively, changes in the rating agencies’ rating methodology may result in a downgrade of Ambac Assurance’s financial strength rating despite meeting the agencies’ currently prescribed capital metrics for a triple-A rating.

A downgrade of our long term credit ratings could adversely affect our liquidity and increase our borrowing costs.

Our long-term senior unsecured debt is rated “AA” by S&P, “Aa3” by Moody’s, and “A” by Fitch (all with “negative outlook”).

On December 14, 2007, Moody’s affirmed our Aa2 long-term senior debt rating. On December 19, 2007, S&P affirmed our AA long-term senior unsecured debt rating with a negative outlook. On December 21, 2007, Fitch placed our AA long-term senior unsecured debt rating on “rating watch negative.” On January 16, 2008, Moody’s placed our Aa2 long-term senior unsecured debt rating on review for possible downgrade. On January 18, 2008, Fitch downgraded our AA long-term senior unsecured debt rating to A, and AA- subordinated debt rating to A-. On January 18, 2007, S&P placed our AA long-term senior unsecured debt rating on Credit Watch Negative. On February 25, 2008, S&P affirmed our AA long-term senior unsecured debt rating, which remains on Credit Watch Negative, and reaffirmed such AA rating, Credit Watch Negative, on March 5, 2008. On February 29, 2008, Moody’s stated that it is continuing its review for possible downgrade, and on March 5, 2008, Moody’s affirmed Aa2 long-term senior unsecured debt rating, which remains on review for possible downgrade. On March 5, 2008, Fitch affirmed our A senior unsecured debt rating, which remains on rating watch negative. On March 12, 2008, S&P affirmed our AA senior unsecured debt rating, Moody’s downgraded our Aa2 senior unsecured debt rating to Aa3 and Fitch affirmed our A senior unsecured debt rating (all with “negative outlook”).

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

PART II - OTHER INFORMATION (Continued)

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay dividends and make other payments.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay dividends on our capital stock, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Adverse business circumstances or changes in regulatory policy could impact Ambac Assurance’s ability to pay us dividends in an amount sufficient for us to pay dividends on our capital stock. Ambac Assurance reported a reduction in policyholders’ surplus of $380.7 million on a statutory basis for the year ended December 31, 2007. Additionally, Ambac Assurance reported a statutory net loss for the first quarter of 2008. Because of the regulatory tests applicable to the payment of extraordinary dividends, the amount of dividends that may be paid by Ambac Assurance to us without regulatory consent would be reduced as a result of this reduction in policyholders’ surplus and/or statutory net losses. The amount of dividends that we expect Ambac Assurance to pay to us in 2008 does not constitute an extraordinary dividend and therefore no regulatory consent would be required for the payment of such non-extraordinary dividends. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and/or raise capital or otherwise have a material adverse effect on our operations. See Part I, Item 1 “Business—Insurance Regulatory—Dividend Restrictions—Wisconsin” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

We are subject to credit risk throughout our businesses, including large single risks, correlated risks and reinsurance counterparty credit risk.

We are exposed to the risk that issuers of debt which we have insured (or with respect to which we have written credit derivatives), issuers of debt which we hold in our investment portfolio, reinsurers and other contract counterparties (including derivative counterparties) may default in their financial obligations, whether as the result of insolvency, lack of liquidity, operational failure, fraud or other reasons. These credit risks could cause increased losses and loss reserves, estimates of credit impairments and mark-to-market losses with respect to credit derivatives in our financial guarantee business; we could be required by the rating agencies to hold additional capital against insured exposures whether or not Ambac Assurance is downgraded by the rating agencies; and we could experience losses and decreases in the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

As of March 31, 2008, we have credit exposure to our reinsurance counterparties through reinsurance contracts of approximately $87.2 billion or 15% of our gross par outstanding. No single reinsurance counterparty represents more than 15% of the $87.2 billion in par ceded, except for Assured Guaranty Re Limited, to which we have reinsured $34.4 billion of par. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to

PART II - OTHER INFORMATION (Continued)

us. In addition, downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, and could therefore result in a downgrade of our own credit ratings. The ratings agencies currently are reviewing the monoline financial guaranty reinsurers. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, “Credit Risk” in this Quarterly Report on Form 10-Q. Finally, a material deterioration in the capital levels of our reinsurance counterparties could reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q, for additional information on the financial strength ratings of Ambac’s reinsurers as well as the amount of amounts due from such reinsurers that are not secured by collateral.

We are subject to credit risk and other risks related to RMBS and CDOs of ABS.

We have insured, and written credit default swaps (“CDS”), with respect to, RMBS (including transactions composed of second lien mortgage products, Home Equity Line of Credit (“HELOCs”) and closed end second mortgage loans) and CDOs of ABS and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, declining house prices, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; financial difficulty experienced by mortgage servicers; and, particularly in the case of CDOs of ABS, transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction.

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

PART II - OTHER INFORMATION (Continued)

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

In addition, there can be no assurance that we would be successful, or that we would not be delayed, in enforcing the subordination provisions, credit enhancements or other contractual provisions of the RMBS and CDOs of ABS that Ambac Assurance insures in the event of litigation or the bankruptcy of other transaction parties. Many of the subordination provisions, credit enhancements and other contractual provisions of the RMBS and CDOs of ABS that Ambac Assurance insures are untested in the market and, therefore, it is uncertain how such subordination provisions, credit enhancements and other contractual provisions will be interpreted in the event of an action for enforcement.

Our recently announced intention to suspend or discontinue our activities and to revise our underwriting criteria in the structured finance sector and to discontinue our activities in Financial Services will adversely affect our business results and future earnings relative to historical levels.

As described more fully above in Item 2, Management’s Discussion and Analysis, “Business Restructuring” in connection with our efforts to raise capital and maintain our triple-A ratings from Moody’s and S&P, we have made a number of changes to our businesses. As a result, certain businesses in which we formerly operated have been suspended or discontinued, and other businesses de-emphasized or subject to new limitations. These changes will result in decreased revenues, credit enhancement production and net income relative to historical levels and decreased cash flow to meet our obligations. In addition, we may make additional changes to our business in response to market conditions or as our management determines is appropriate. There can be no assurance that these changes will be deemed sufficient by the rating agencies to maintain our ratings or that we will be able to replace the loss of business production with our on-going businesses. Further, these changes could lead to certain disruptions in our on-going businesses. Management time and attention will be diverted to managing these changes rather than concentrating fully on running the on-going businesses and our employees may be distracted.

Revenues would be adversely impacted due to a decline in realization of installment premiums.

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows. Such a reduction would result in lower revenues.

PART II - OTHER INFORMATION (Continued)

General economic and other conditions can adversely affect our business results and prospects.

Changes in general economic and other conditions can impact our business, including recessions; increases in corporate, municipal and/or consumer bankruptcies; changes in interest rate levels; a continued downturn in the U.S. housing market and commercial real estate market; continued dislocation and lack of liquidity in the credit and financial markets; changes in domestic and international laws, including tax laws and bankruptcy laws; intervention by governments or courts in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars and terrorist acts; natural disasters, including earthquakes, floods, windstorms and wildfires; rising energy, fuel and utility costs; could adversely affect the performance of our insured portfolio and our investment portfolio, e.g., leading to increases in losses and loss reserves in our insured portfolio and decreases in the value of our investment portfolio and, therefore, our financial strength. Furthermore, reduction in the volume of capital markets transactions; levels of competition; and changes in investor perception of credit risk could adversely impact the volume and pricing of financial guarantee insurance transactions and therefore adversely impact our business prospects.

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

The financial guarantee business is highly competitive and adverse publicity may affect demand for financial guaranty products.

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

PART II - OTHER INFORMATION (Continued)

In light of the recent developments described above in Item 2, Management’s Discussion and Analysis, “Business Restructuring,” Ambac Assurance has been placed at a competitive disadvantage in all three of the financial guarantee markets: public finance, structured finance and international. In particular, it has been placed at a significant disadvantage to two of its competitors, Financial Security Assurance Inc. (“FSA Guarantee”) and Assured Guaranty, which are the only principal competitors in the financial guarantee market who have had their triple-A financial strength ratings affirmed “stable” by all three of the major ratings agencies.

Additionally, we could encounter additional competition in the future from new entrants to the financial guarantee insurance market. For example, Berkshire Hathaway recently publicly announced its entrance into the financial guarantee business. See Part I, Item 1, “Business—Competition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

As a result of the uncertainty regarding the financial stability of financial guarantors (including ourselves), the proportion of newly issued public finance obligations which are insured has dropped dramatically recently. For example, certain municipal issuers, including the State of California, for which Ambac has historically written significant amounts of financial guarantees, have recently discontinued or significantly curtailed their use of insurance for new issues, or indicated their intent to do so. While public finance insured market penetration was 57% in 2005, 48% in 2006 and 47% in 2007, public finance insured market penetration dropped to approximately 27% in the first three months of 2008. If penetration levels remain at that level, new business public finance production for Ambac will be reduced significantly.

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

Financial guarantee insurers, including Ambac Assurance, typically rely on providers of lines of credit, reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital.” The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guarantee insurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure that an acceptable replacement provider would be available in that event. Reductions by the rating agencies in the amount of capital credit that we receive in respect of soft capital facilities would require us to procure additional capital sources, potentially at higher costs.

Our underwriting and risk management policies and practices in the past have not anticipated unforeseen risks and/or the magnitude of potential for loss as the result of foreseen risks.

As described in Part I, Item 1, “Business—Risk Management” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we have established underwriting and risk management policies and practices which seek to mitigate our exposure to credit risk in our

PART II - OTHER INFORMATION (Continued)

insured portfolio. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. We also rely on internally and externally developed complex financial models which additionally may have been reviewed by third parties to analyze and predict performance of the insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving.

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

On April 18, 2007, the FASB issued an Exposure Draft for public comment entitled “Accounting for Financial Guarantee Insurance Contracts,” an interpretation of SFAS 60 “Accounting and Reporting by Insurance Enterprises.” The comment period ended on June 18, 2007 and a roundtable with interested parties was held on September 4, 2007. The FASB has concluded its re-deliberations of the Exposure Draft and expects to issue a final standard in the second quarter of 2008.

Under the Exposure Draft, Ambac believes that the cumulative effect of initially applying the revenue recognition provisions to our upfront paying policies could have a material adverse effect on our financial statements. Additionally, the revenue recognition for upfront paying insurance transactions originated after the standard’s effective date would be materially different than our current premium revenue recognition methodology. Ambac continues to evaluate the implications of the Exposure Draft with regard to income recognition on installment paying policies, claim liabilities and deferred acquisition costs on its financial statements.

Under the FASB’s re-deliberations, Ambac would be required to recognize premium revenue, for both upfront and installment paying policies, based on applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, the FASB’s re-deliberations also require that the discount, equating to the difference between gross installment premiums and the present value of installment premiums, be accreted through the income statement. Ambac has not yet evaluated the implications of the FASB’s re-deliberations.

PART II - OTHER INFORMATION (Continued)

We are subject to the compliance requirements of the federal securities laws.

We are subject to extensive regulation under the federal securities laws, both as a registrant under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in the conduct of our financial guarantee insurance business. In the event that we were unable to comply with the federal securities laws, we would likely be unable to access the public capital markets, which would make it more difficult for us to raise the necessary capital and/or increase the cost of capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected. Additionally, if we are unable to comply with the securities laws, Ambac Assurance would likely be unable to insure transactions in the public capital markets, which would have an adverse impact on our business and operating results.

We are subject to extensive regulation in the conduct of our financial guarantee insurance business; amendments to these insurance laws and regulations could have a material adverse impact on our business results.

Our principal subsidiary, Ambac Assurance, is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Ambac UK Limited, the subsidiary through which we write financial guarantee insurance in the United Kingdom and in the European Union, is regulated by the Financial Services Authority. Failure to comply with applicable insurance laws and regulations could expose us to fines, the loss of insurance licenses in certain jurisdictions and/or the inability of Ambac Assurance to dividend monies to us, all of which could have an adverse impact on our business results and prospects. Additionally, if the cost of complying with these insurance laws and regulations increases materially, this could impact our business results.

The New York Insurance Department has indicated that it is undertaking a review of the laws and regulations that are applicable to Ambac Assurance and to other monoline financial guarantee insurance companies. As a result of any changes to such laws and regulations or the New York Insurance Department’s interpretation thereof, Ambac Assurance could become subject to further restrictions on the types and amounts of business that it is authorized to insure, especially in the structured finance area. Any such restrictions could have a material effect on the amount of premiums that Ambac earns in the future. Additionally, any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See Part I, Item 1 “Business—Insurance Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

In recent months, the New York Insurance Department and other governmental officials have expressed concern that participants in the financial guarantee industry, including Ambac, take actions to augment their capital and maintain credit ratings and warned that, in the absence of such actions, regulatory action may be necessary to protect policyholders. Insurance regulatory authorities’ responsibility is to protect policyholders, not shareholders. We believe this capital raising is responsive to the regulators’ concerns at this time, but there can be no assurance insurance regulators or other authorities will not take actions that are adverse to the interests of our shareholders.

PART II - OTHER INFORMATION (Continued)

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

We may be required to raise additional capital as the result of rating agency capital requirements, unanticipated losses in our insured portfolio and/or diminution in our earnings prospects. Any future equity offerings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. We may also engage in additional reinsurance or risk transfer transactions such as the one we completed with Assured Guaranty Re Limited in December 2007. Further, any capital raising in the form of reinsurance, or other risk transfer transactions of the existing portfolio, will have a dilutive effect on our future earnings. There can be no assurance that we will be able to consummate any capital raising transactions, or as to the terms of any of the currently proposed transactions.

There are limitations on the voting rights attached to our shares of common stock.

Our subsidiary, Ambac Assurance, is a Wisconsin corporation and is subject to the insurance and regulatory laws of the State of Wisconsin. Under Wisconsin insurance holding company laws, there is a presumption that a holder of 10% or more of our voting stock controls Ambac Assurance and any such acquisition of control requires the prior approval of the Office of the Commissioner of Insurance of the State of Wisconsin. Section 4.5 of our amended and restated certificate of incorporation provides that no stockholder may cast votes with respect to 10% or more of our voting stock, regardless of the actual number of shares of voting stock beneficially held by the stockholder. In addition, any voting stock held by a stockholder in excess of 10% will not count in the calculation of or toward a quorum at any meeting of stockholders. In order to avoid these restrictions, a stockholder who acquires or owns 10% or more of our voting stock must have such acquisition or ownership previously approved by the Office of the Commissioner of Insurance of the State of Wisconsin or file a disclaimer of “control” approved by such office.

The foregoing provisions of the Wisconsin insurance holding company laws and legal restrictions contained in our amended and restated certificate of incorporation will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. In large part, our investment portfolio is invested in tax-exempt municipal

PART II - OTHER INFORMATION (Continued)

obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since, in certain interest swap transactions, we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Part I, Item 1, “Business—Derivative Products” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

Decline in our market position can adversely affect our business prospects.

Perceptions of the financial strength of Ambac Assurance and its affiliates, as well as perception of the financial strength of financial guarantee insurers generally, affects demand for financial guarantee insurance. Recent actions by the rating agencies with respect to our ratings and the ratings of other financial guarantee insurers; further credit deterioration in our insured portfolio and/or increases to our loss reserves; widening of CDS spreads with respect to Ambac Assurance; adverse publicity concerning us and the financial guarantee industry in general and decline of our stock price can contribute to a perception of impaired financial strength and thus a decline in our market position and trading value of Ambac guaranteed obligations, including guaranteed auction rate and variable rate debt obligations. A sustained decline in trading values could result in early termination of certain financial guarantee insurance policies in respect of which we are paid on an installment basis, thus reducing premium earned in respect of these transactions. Ambac and the financial guarantee insurance industry generally, have suffered a loss of confidence among issuers and fixed income investors and as such, demand for our products has been adversely affected. A sustained loss of confidence would have a materially adverse effect on earnings.

Market risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of issuers of investment assets and/or financial guarantee insurers which insure investment assets; and foreign exchange movements which impact investment assets. At March 31, 2008, approximately 33% of our investment portfolio is insured by financial guarantors, including Ambac. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2008.

Based on the previously described rating agency actions by Moody’s, S&P and Fitch, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position at December 31, 2007. Please refer to Part II, Item 7—Results of Operations—Financial Services, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information. The impairments in value in the remaining

PART II - OTHER INFORMATION (Continued)

investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at March 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2008:
Fixed income securities:
Municipal obligations	$8,750,681	$223,404	$74,937	$8,899,148
Corporate obligations	674,257	26,475	17,865	682,867
Foreign obligations	303,976	20,917	—	324,893
U.S. government obligations	331,769	4,405	200	335,974
U.S. agency obligations	628,592	74,889	—	703,481
Mortgage-backed securities	4,571,691	9,821	983,849	3,597,663
Asset-backed securities	2,106,869	9,377	152,527	1,963,719
Short-term	1,552,893	—	—	1,552,893
Other	13,573	596	345	13,824

Total investments	$18,934,301	$369,884	$1,229,723	$18,074,462

To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the March 31, 2008 fair values shown in the above table.

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

We are subject to the risk of litigation and regulatory inquiries or investigations, and the outcome of proceedings we are or may become involved in could have a material adverse effect on our business, operations, financial position, profitability or cash flows.

PART II - OTHER INFORMATION (Continued)

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Four federal securities putative class action suits have been filed. The first of these, captioned Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411) purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and Mortgage Backed Securities (“MBS”) transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al. (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v. Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action. In addition, at least seven shareholder derivative actions have been filed in New York federal court and in Delaware and New York state courts. The first shareholder derivative action, captioned Rubery v. Callen, et al. (filed on or about January 23, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 854), names as defendants certain present and former officers and directors of Ambac and names Ambac as a nominal defendant. This suit asserts violation of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws, for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants’ alleged insider trading on non-public information. Ambac has also received various regulatory inquiries and requests for information. For example, we received a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by Moody’s Investors Service. See Item 1 “Legal Proceedings” above for additional information.

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

We likely experienced an ownership change under Section 382 of the Internal Revenue Code.

In connection with the March 2008 Common Stock Offering, the Equity Units Offering and/or other transactions in our shares from time to time, we likely experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, our ability to use certain tax attributes, including

PART II - OTHER INFORMATION (Continued)

certain built-in losses, credits, deductions or tax basis and/or our ability to continue to reflect the associated tax benefits as assets on our balance sheet, may be limited. We have concluded that these limitations are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including our estimates regarding the amounts and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, there can be no assurance that these limitations would not have an adverse effect on our results of operations or that such adverse effects would not be material.

Failure of our shareholders to approve the issuance of common stock underlying the purchase contracts that form a part of the Equity Units within 120 days from the issuance of the Equity Units could materially adversely affect the value of your investment in the Company.

At the completion of the offering of the Equity Units, the Company may not have a sufficient number of shares of authorized and unissued common stock to settle all purchase contracts in full. Until such time as the Company has a sufficient number of authorized and unissued shares of common stock on reserve for settlement of all outstanding Equity Units in all circumstances, the holder of an Equity Unit will receive shares of Series A Preferred Stock of the Company upon settlement of a purchase contract in lieu of common stock.

In the event that the Company does not have a sufficient number of authorized and unissued shares of common stock on reserve, then, beginning 120 days after issuance of the Equity Units until such time as the Company has such sufficient number of authorized and unissued shares of common stock, a quarterly contract adjustment fee that holders of purchase contracts receive will increase from 0% to 5% and holders of shares of our Series A Preferred Stock (if any such shares are outstanding), in addition to the dividend, payable on the Company’s Common Stock, will be paid a cash dividend per quarter equal to $16.875 (which is equal to 2.5% (or 10% on an annualized basis) multiplied by the price at which we are offering our common stock in this offering multiplied by 100). Because the contract adjustment payment and/or dividend on our Series A Preferred Stock are payable in cash, your investment could be materially decreased as a result of each payment and/or dividend so long as the Company does not have a sufficient number of authorized and unissued shares of common stock on reserve.

Investors may become “controllers” of Ambac Financial Group, Inc. for the purposes of UK law and may require prior approval of UK’s Financial Services Authority.

As a result of Ambac Financial Group, Inc. being the holding company of Ambac Assurance UK Limited and Ambac Credit Products Limited, the prior consent of the UK’s Financial Services Authority (FSA) will be required for any individual, group or institution who proposes to take a step that would result in his becoming Controller of or increasing his kind of control over Ambac Assurance UK Limited and Ambac Credit Products Limited.

Broadly, in respect of the FSA’s consent, where an individual person or body corporate, inter alia:

(a)	holds 10 percent or more of the shares in a parent undertaking (“P”) of a company undertaking a regulated activity (“A”); or

(b)	is able to exercise significant influence over the management of P through his shareholding in P; or

PART II - OTHER INFORMATION (Continued)

(c)	is able to exercise significant influence over the management of P through his voting power in P; or

(d)	is entitled to exercise or control the exercise of 10 percent or more of the voting power in P, then such person will be a Controller of A, in this case A being Ambac Assurance UK Limited and Ambac Credit Products Limited. Any proposed changes in either existing Controllers or the appointment of new Controllers must first be approved by the FSA.

Any such acquisition which occurs without first obtaining this consent could lead to criminal sanctions.

Section 189 of the Financial Services and Markets Act 2000 confers powers on the FSA to impose one or more of the following restrictions on a proposed Controller if such approval is not given:

(a)	the transfer of existing shares or the right to be issued new or further shares is void;

(b)	no further voting rights are exercisable in respect of the shares acquired without approval; no further shares are to be issued in respect of the shares accepted without approval; and

(c)	except in a liquidation, no payment is to be made of any sum due from the body corporate on the shares acquired, whether in respect of capital or otherwise.

The court also has the power to make such order relating to the sale or transfer of the shares as it thinks fit on the application of the FSA.

A person who is already an approved controller by virtue of holding 10 percent or more of the shares in the Company or being entitled to exercise or control the exercise of 10 percent or more of the voting power in the Company will nevertheless require the prior approval of the FSA if it wishes to increase its level of control beyond certain specified percentages. These are 20 percent, 33 percent and 50 percent.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the first quarter of 2008 and shares available at March 31, 2008:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2008	55,880	$11.41	55,880	3,874,568
February 2008	—	$—	—	3,874,568
March 2008	497	$5.41	497	3,874,071

First quarter 2008	56,377	$11.36	56,377	3,874,071

(1)	Shares repurchased during the first quarter 2008 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

PART II - OTHER INFORMATION (Continued)

From April 1, 2008 through May 5, 2008, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
3.04	By-laws of Ambac Financial Group, as amended through May 8, 2007 (incorporated by reference to Ambac Financial Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

4.1	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.2	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.3	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.4	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

PART II - OTHER INFORMATION (Continued)

10.1	Amendment No. 2 dated as of March 3, 2008, to the First Amended and Restated Revolving Credit Agreement dated as of July 30, 2007 (as amended by Amendment No.1 thereto) among Ambac Financial Group, Inc., Ambac Assurance Corporation, as administrative agent, The Bank of New York and KeyBank, National Association, as co-syndication agents, HSBC Bank USA, N. A. and Wachovia Bank, National Association as co-documentation agents, Citigroup Global Markets Inc. as the Sole Lead Arranger and Sole Book Runner, and Certain Commercial Lending Institutions (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2008).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.04	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2008 and December 31, 2007 and for the periods ended March 31, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: May 12, 2008	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.04	By-laws of Ambac Financial Group, as amended through May 8, 2007 (incorporated by reference to Ambac Financial Group’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.)

4.1	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.2	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.3	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

4.4	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2008).

10.1	Amendment No. 2 dated as of March 3, 2008, to the First Amended and Restated Revolving Credit Agreement dated as of July 30, 2007 (as amended by Amendment No.1 thereto) among Ambac Financial Group, Inc., Ambac Assurance Corporation, as administrative agent, The Bank of New York and KeyBank, National Association, as co-syndication agents, HSBC Bank USA, N. A. and Wachovia Bank, National Association as co-documentation agents, Citigroup Global Markets Inc. as the Sole Lead Arranger and Sole Book Runner, and Certain Commercial Lending Institutions (incorporated herein by reference to Ambac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2008).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.04	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of March 31, 2008 and December 31, 2007 and for the periods ended March 31, 2008 and 2007.