Form 10-Q
period 2008-06-30
AMBAC FINANCIAL GROUP INC
filed 2008-08-11
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

As of August 4, 2008, 286,957,056 shares of Common Stock, par value $0.01 per share, (net of 6,668,443 treasury shares and 752,783 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1- FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets:

Investments:
Fixed income securities, at fair value (amortized cost of $16,643,279 in 2008 and $17,225,611 in 2007)	$15,519,216	$17,127,485
Fixed income securities pledged as collateral, at fair value (amortized cost of $117,837 in 2008 and $345,140 in 2007)	116,503	374,840
Short-term investments (amortized cost of $1,490,717 in 2008 and $879,039 in 2007)	1,490,717	879,067
Other (cost of $13,759 in 2008 and $13,571 in 2007)	13,936	14,278

Total investments	17,140,372	18,395,670

Cash	105,596	123,933
Receivable for securities sold	29,171	11,068
Investment income due and accrued	174,382	202,737
Reinsurance recoverable on paid and unpaid losses	49,737	11,862
Prepaid reinsurance	404,466	489,028
Deferred taxes	2,191,723	2,116,380
Current income taxes	627,792	—
Deferred acquisition costs	227,827	255,639
Loans	827,054	867,676
Derivative assets	918,490	990,534
Other assets	178,471	100,484

Total assets	$22,875,081	$23,565,011

Liabilities and Stockholders’ Equity:

Liabilities:
Unearned premiums	$2,786,546	$3,123,860
Losses and loss expense reserve	1,120,812	484,276
Ceded reinsurance balances payable	14,623	32,435
Obligations under investment and payment agreements	7,246,205	8,570,902
Obligations under investment repurchase agreements	135,273	135,524
Securities sold under agreement to repurchase	139	100,000
Current income taxes	—	97,826
Long-term debt	1,892,639	1,669,945
Accrued interest payable	80,477	113,443
Derivative liabilities	7,451,522	6,685,528
Other liabilities	204,322	270,734
Payable for securities purchased	3,054	645

Total liabilities	20,935,612	21,285,118

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,944	1,092
Additional paid-in capital	2,031,159	839,952
Accumulated other comprehensive income	(727,721)	(22,138)
Retained earnings	1,268,866	2,107,773
Common stock held in treasury at cost	(635,779)	(646,786)

Total stockholders’ equity	1,939,469	2,279,893

Total liabilities and stockholders’ equity	$22,875,081	$23,565,011

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Financial Guarantee:
Gross premiums written	$141,280	$261,139	$300,487	$511,051
Ceded premiums written	(17,446)	(28,437)	(40,980)	(57,921)

Net premiums written	$123,834	$232,702	$259,507	$453,130

Net premiums earned	$325,471	$221,019	$512,337	$437,025
Net investment income	130,740	113,190	254,385	225,254
Net realized investment (losses) gains	(1,127)	881	21,085	1,321
Change in fair value of credit derivatives:
Realized gains and losses and other settlements	15,035	17,332	32,008	32,885
Unrealized gains (losses)	961,580	(56,867)	(763,592)	(61,991)

Net change in fair value of credit derivatives	976,615	(39,535)	(731,584)	(29,106)
Other income	2,053	5,649	10,510	8,505
Financial Services:
Investment income	56,722	107,903	141,648	213,873
Derivative products	(15,137)	2,464	(83,957)	6,070
Net realized investment (losses) gains	(141,976)	310	(311,768)	6,471
Net mark-to-market (losses) gains on total return swap contracts	(4,671)	(982)	(45,599)	2,233
Net mark-to-market gains (losses) on non-trading derivative contracts	2,095	340	262	(159)
Corporate:
Net investment income	1,037	1,341	1,864	2,922

Total revenues	1,331,822	412,580	(230,817)	874,409

Expenses:
Financial Guarantee:
Losses and loss expenses	(339,294)	17,096	703,467	28,518
Underwriting and operating expenses	61,953	33,438	110,935	69,814
Interest expense on variable interest entity notes	3,379	—	6,936	—
Financial Services:
Interest from investment and payment agreements	57,914	101,124	146,917	200,082
Other expenses	3,297	3,117	6,686	6,405
Corporate:
Interest	30,075	22,091	54,452	41,380
Other expenses	7,113	3,664	23,189	6,920

Total expenses	(175,563)	180,530	1,052,582	353,119

Pre-tax income (loss)from continuing operations	1,507,385	232,050	(1,283,399)	521,290
Provision (benefit) for income taxes	684,251	59,013	(446,190)	134,910

Net income (loss)	$823,134	$173,037	($837,209)	$386,380

Net income (loss) per share	$2.86	$1.69	($3.90)	$3.73

Net income (loss) per diluted share	$2.80	$1.67	($3.90)	$3.70

Weighted-average number of common shares outstanding:
Basic	287,633,868	102,557,554	214,833,072	103,600,542

Diluted	294,857,435	103,442,086	214,833,072	104,550,048

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
Retained Earnings:
Balance at January 1	$2,107,773		$5,470,049
Net (loss) income	(837,209)	$(837,209)	386,380	$386,380

Adjustment to initially apply FASB Statement No. 157 and 159, pre-tax of $30,847	20,050		—
Dividends declared – common stock	(10,044)		(36,919)
Dividends on restricted stock units	(30)		(5)
Exercise of stock options	(11,674)		(30,143)

Balance at June 30	$1,268,866		$5,789,362

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$(22,138)		$187,518
Unrealized losses on securities, ($1,057,529) and ($199,828) pre-tax in 2008 and 2007, respectively (1)		(714,492)		(127,801)
Gain (loss) on derivative hedges, $15,765 and ($3,346) pre-tax in 2008 and 2007, respectively		8,668		(2,183)
Foreign currency translation gain, $371 and $2,691 pre-tax in 2008 and 2007, respectively		241		1,749

Other comprehensive loss	(705,583)	(705,583)	(128,235)	(128,235)

Total comprehensive (loss) income		$(1,542,792)		$258,145

Balance at June 30	$(727,721)		$59,283

Preferred Stock:
Balance at January 1 and June 30	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092
Issuance of stock	1,852		—

Balance at June 30	$2,944		$1,092

Additional Paid-in Capital:
Balance at January 1	$839,952		$790,168
Issuance of stock	1,180,180		—
Stock-based compensation	14,457		31,104
Excess tax (cost) benefit related to share-based compensation	(3,430)		8,581

Balance at June 30	$2,031,159		$829,853

Common Stock Held in Treasury at Cost:
Balance at January 1	$(646,786)		$(259,222)
Cost of shares acquired	(667)		(428,886)
Shares issued under equity plans	11,674		55,763

Balance at June 30	$(635,779)		$(632,345)

Total Stockholders’ Equity at June 30	$1,939,469		$6,047,245

	2008	2007
(1) Disclosure of reclassification amount:
Unrealized holding losses arising during the period	($886,926)	($126,998)
Less: reclassification adjustment for net (losses) gains included in net income (loss)	(172,434)	803

Net unrealized losses on securities	(714,492)	(127,801)

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$(837,209)	$386,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,606	1,347
Amortization of bond premium and discount	(400)	1,085
Share-based compensation	9,473	24,098
Current income taxes	(725,618)	(693)
Deferred income taxes	249,676	(8,121)
Deferred acquisition costs	27,812	(12,672)
Unearned premiums, net	(252,752)	16,713
Losses and loss expenses	598,661	34,879
Ceded reinsurance balances payable	(17,812)	(886)
Investment income due and accrued	28,355	9,992
Accrued interest payable	(32,966)	(11,274)
Change in trading account assets	—	(25,195)
Net mark-to-market losses	808,929	59,917
Net realized investment (gains) losses	290,683	(7,792)
Other, net	(33,702)	(23,585)

Net cash provided by operating activities	114,736	444,193

Cash flows from investing activities:
Proceeds from sales of bonds	2,759,394	225,794
Proceeds from matured bonds	782,139	909,201
Purchases of bonds	(3,016,360)	(1,861,092)
Change in short-term investments	(611,678)	19,780
Securities purchased under agreements to resell	—	3,000
Loans, net	32,105	(235,942)
Recoveries from impaired investments	1,759	6,206
Other, net	(25,911)	(3,201)

Net cash used in investing activities	(78,552)	(936,254)

Cash flows from financing activities:
Dividends paid	(10,044)	(36,919)
Securities sold under agreements to repurchase	(99,861)	—
Proceeds from issuance of investment and payment agreements	17,217	928,595
Payments for investment and payment draws	(1,334,188)	(745,903)
Proceeds from issuance of long-term debt	228,969	668,830
Capital issuance costs	(6,538)	(1,685)
Net cash collateral received	(28,011)	77,692
Proceeds from issuance of common stock	1,182,032	—
Purchases of treasury stock	(667)	(428,886)
Proceeds from sale of treasury stock	—	25,618
Excess tax benefit related to share-based compensation	(3,430)	8,580

Net cash (used in) provided by financing activities	(54,521)	495,922

Net cash flow	(18,337)	3,861
Cash at January 1	123,933	31,868

Cash at June 30	$105,596	$35,729

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$32,868	$136,084

Interest expense on long-term debt	$48,939	$32,483

Interest on investment agreements	$153,809	$201,201

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. (“Ambac”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated “A” Credit Watch Negative by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and A3 “negative outlook” by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has, as of June 30, 2008, been assigned an Aa3 financial strength rating with a negative outlook from Moody’s and a AA rating with a credit watch negative outlook from S&P. These ratings reflect downgrades in Ambac Assurance’s financial strength ratings in the second quarter of 2008. As a result of these rating agency actions, as well as widespread disruption in the capital markets and investor concern with respect to Ambac’s financial position, Ambac has been able to write only a limited amount of new financial guarantee business since November 2007.

During the first quarter of 2008, Ambac announced that it would discontinue writing new business in its Financial Services segment as part of its refocused business strategy. The interest rate swap and investment agreement businesses are being run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio.

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

•

Discontinued underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market future flow transactions;

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

On March 6, 2008 Ambac announced that it would suspend underwriting all structured finance business for six months in order to accumulate capital. For these purposes, “structured finance” excludes:

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

Ambac Assurance expects to receive approval from the Office of the Commissioner of Insurance for the State of Wisconsin (OCI) to capitalize Connie Lee Insurance Company (“Connie Lee”), a subsidiary, which would allow it to begin writing financial guarantee insurance. The $850,000 contribution of capital will increase Connie Lee’s total statutory capital to slightly more than $1,000,000. The new capital will support the claims paying resources for Connie Lee’s financial guarantee business, which will focus on U.S. public finance, global infrastructure and regulated utility transactions. Ambac has been in communication with Moody’s and Standard & Poor’s in pursuit of triple-A financial strength ratings for Connie Lee. The management team of Connie Lee will be primarily assembled from within Ambac Assurance’s Public Finance division.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates are used in connection with certain fair value measurements and the evaluation of other than temporary impairments on investments. Moreover, estimates are significant in determining the amounts of loss reserves for non-derivative insurance business. Actual amounts or results could differ from those estimates. Current market conditions increase the risk and complexity of the judgments in estimates. The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the full year ending December 31, 2008. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, and (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008.

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

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities, and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time. As discussed in Note 11, the accounting for net premiums earned will change.

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

Ambac’s financial guarantee insurance policies generally promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in Note 4 “Derivative Contracts”. Losses and loss expenses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in Note 11, the accounting for credit loss reserves will change.

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

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Executive Risk Management Committee. The Executive Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely-classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve.

Ambac may use market accepted software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. Ambac discounts these estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio (4.5% at June 30, 2008 and December 31, 2007).

Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve, Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $555,445 and $363,372 at June 30, 2008 and December 31, 2007, respectively. The active credit reserves at June 30, 2008 and December 31, 2007 were comprised of 48 credits with net par of $7,490,989 and 45 credits with net par outstanding of $6,512,515, respectively. Included in the calculation of active credit reserves at June 30, 2008 and December 31, 2007 was the consideration of $33,806 and $13,364, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

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

Case basis credit reserves were $565,367 and $120,904 at June 30, 2008 and December 31, 2007, respectively. The discount rate applied to case basis credit reserves was 4.5% at June 30, 2008 and December 31, 2007. The case basis credit reserves at June 30, 2008 and December 31, 2007 were comprised of 22 and 13 credits, respectively, with net par outstanding of $3,027,844 and $1,359,415, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $45,142 and $11,088 at June 30, 2008 and December 31, 2007, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $1,120,812 and $484,276 at June 30, 2008 and December 31, 2007, respectively. Due to the relatively small number and large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

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

In January and February of 2005, the SEC staff discussed with the financial guarantee industry participants differences in loss reserve recognition practices among those participants. In September 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed guidance was issued on April 18, 2007 and the final standard was issued on May 23, 2008. See Note 11 “Future Application of Accounting Standards” for additional information.

(4)	Derivative Contracts

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, SFAS 149 and SFAS 155, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses valuation models. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10. Fair Value Measurements.

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

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In certain cases the Company purchases credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Management views these credit derivative contracts as part of its financial guarantee business, under which Ambac intends to hold its written and purchased positions for the entire term of the related contracts. These credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and losses recovered and recoverable reported in “realized gains and losses and other settlements” include those arising only after a credit event that requires a payment under the contract terms has occurred. Losses included in realized gains and losses and other settlements were $1,674 and $1,674 for the three and six months ended June 30, 2008, respectively. There

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

were no paid losses on these contracts in 2007. The “unrealized gains (losses)” component of this income statement line includes all other changes in fair value. Refer to Note 10 for a detailed description of the components of our credit derivative contracts’ fair value.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivatives” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivatives.” The net amount representing hedge ineffectiveness, recorded in “Net mark-to-market gains (losses) on non-trading derivatives” was $477 and $314 for the three months ended June 30, 2008 and 2007, respectively, and ($213) and ($196) for the six months ended June 30, 2008 and 2007, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Income” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded. At June 30, 2008, $30 was recorded as hedge ineffectiveness in “Net mark-to-market gains (losses) on non-trading derivatives.” As of June 30, 2008, $818 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

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

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market gains (losses) gains on non-trading derivatives” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended June 30, 2008 and 2007 was $1,588 and $26, respectively, and $425 and $37 for the six months ended June 30, 2008 and 2007, respectively.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As of June 30, 2008 and December 31, 2007, the liability for unrecognized tax benefits is approximately $81,100 and $89,600, respectively. Included in these balances at June 30, 2008 and December 31, 2007 are $29,300 and $37,800 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the six months ended June 30, 2008, federal tax reserves related to the unrecognized tax benefits decreased by $10,500 for issues that no longer warrant a tax reserve after a U.S. tax settlement for the years 2001 through 2004.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three and six months ended June 30, 2008 Ambac recognized interest of approximately $1,000 and $2,000, respectively, compared to $780 and $1,410 in the three and six months ended June 30, 2007, respectively. Ambac had approximately $6,900 and $4,900 for the payment of interest accrued at June 30, 2008 and December 31, 2007, respectively.

Ambac continues to believe that no valuation allowance is necessary in connection with the substantial portion of the deferred tax asset , particularly the assets attributable to ordinary losses. It is more likely than not that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written, and income from the investment portfolio will generate sufficient taxable income to realize the deferred tax asset that currently exists. However, Ambac will continue to analyze the need for a valuation allowance on a quarterly basis. Since there is a limit to the amount of projected future income, there can be no assurances with regards to whether a valuation allowance on the deferred tax assets that are attributable to ordinary losses will be needed in future quarters.

Ambac has established a valuation allowance of $62,400 in connection with the capital loss portion of its deferred tax asset. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to these capital losses.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(6)	Investments

The amortized cost and estimated fair value of investments at June 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008:
Municipal obligations	$8,517,128	$147,378	$74,728	$8,589,778
Corporate obligations	720,340	15,667	25,306	710,701
Foreign obligations	299,558	15,150	2,951	311,757
U.S. government obligations	282,560	2,036	8,030	276,566
U.S. agency obligations	851,225	50,554	5,572	896,207
Mortgage-backed securities	4,215,414	5,531	1,144,909	3,076,036
Asset-backed securities	1,757,054	27,493	126,376	1,658,171
Short-term	1,490,717	—	—	1,490,717
Other	13,759	591	414	13,936

	18,147,755	264,400	1,388,286	17,023,869

U.S. government obligations	45,364	—	1,334	44,030
Mortgage-backed securities	72,473	—	—	72,473

Total collateralized investments	117,837	—	1,334	116,503

Total investments	$18,265,592	$264,400	$1,389,620	$17,140,372

December 31, 2007:
Municipal obligations	$8,550,895	$231,099	$18,176	$8,763,818
Corporate obligations	768,277	25,792	10,393	783,676
Foreign obligations	303,655	13,861	90	317,426
U.S. government obligations	134,639	3,376	—	138,015
U.S. agency obligations	408,996	32,604	105	441,495
Mortgage-backed securities	4,460,620	7,666	352,163	4,116,123
Asset-backed securities	2,598,529	11,432	43,029	2,566,932
Short-term	879,039	28	—	879,067
Other	13,571	839	132	14,278

	18,118,221	326,697	424,088	18,020,830

U.S. agency obligations	210,638	30,635	—	241,273
Mortgage-backed securities	134,502	120	1,055	133,567

Total collateralized investments	345,140	30,755	1,055	374,840

Total investments	$18,463,361	$357,452	$425,143	$18,395,670

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds Sterling, Euros or Australian dollars.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments at June 30, 2008, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,600,273	$1,603,598
Due after one year through five years	2,468,868	2,488,110
Due after five years through ten years	2,683,239	2,717,912
Due after ten years	5,468,271	5,524,072

	12,220,651	12,333,692
Mortgage-backed securities	4,287,887	3,148,509
Asset-backed securities	1,757,054	1,658,171

	$18,265,592	$17,140,372

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2008 and December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2008:
Fixed income securities:
Municipal obligations	$2,911,543	$44,504	$515,087	$30,224	$3,426,630	$74,728
Corporate obligations	372,660	18,427	48,447	6,879	421,107	25,306
Foreign obligations	126,457	2,951	—	—	126,457	2,951
U.S. government obligations	256,493	9,364	—	—	256,493	9,364
U.S. agency obligations	388,182	5,572	—	—	388,182	5,572
Mortgage-backed securities	2,104,951	888,978	433,072	255,931	2,538,023	1,144,909
Asset-backed securities	738,865	124,045	16,744	2,331	755,609	126,376
Other	1,919	376	29	38	1,948	414

Total temporarily impaired securities	$6,901,070	$1,094,217	$1,013,379	$295,403	$7,914,449	$1,389,620

December 31, 2007:
Fixed income securities:
Municipal obligations	$838,561	$9,750	$633,379	$8,426	$1,471,940	$18,176
Corporate obligations	170,659	4,376	53,822	6,017	224,481	10,393
Foreign obligations	18,836	54	40,421	36	59,257	90
U.S. government obligations	—	—	—	—	—	—
U.S. agency obligations	—	—	9,150	105	9,150	105
Mortgage-backed securities	3,071,772	343,386	730,354	9,832	3,802,126	353,218
Asset-backed securities	944,450	39,957	22,000	3,072	966,450	43,029
Other	1,143	108	36	24	1,179	132

Total temporarily impaired securities	$5,045,421	$397,631	$1,489,162	$27,512	$6,534,583	$425,143

At June 30, 2008 and December 31, 2007, there were 505 and 332 investments in fixed income securities where the aggregate amortized cost exceeded fair value by $1,389,620 or 18% and $425,143 or 7%, respectively. Management has determined that the unrealized losses in fixed income securities at June 30, 2008 are primarily driven by (i) the uncertainty in the structured finance market, causing a lack

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

of liquidity and higher credit spreads (primarily RMBS securities); (ii) the current interest rate environment; and (iii) extension of principal due to slower prepayments of mortgage loan collateral. These mortgage-backed securities are predominantly rated AAA. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity.

Of the $7,914,449 that were in a gross unrealized loss position at June 30, 2008, below investment grade securities and non-rated securities had a fair value of $30,293 and unrealized loss of $7,556, which represented 0.4% of the total fair value as shown in the above table. Of the $6,534,583 that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1,179 and an unrealized loss of $132, which represented less than 0.1% of the total fair value as shown in the above table.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment. An investment in a debt security is impaired if its fair value falls below its amortized cost and the decline is considered “other than temporary.” If, based upon evidence obtained, we believe a decline in the value of a particular investment is temporary, we record the decline as an unrealized loss, net of tax in Accumulated Other Comprehensive Income in Stockholders’ Equity on our Consolidated Balance Sheets. If we believe the decline is “other than temporary”, we write down the carrying value of the investment and record a loss on our Consolidated Statements of Operations. Factors considered when assessing impairment include: (i) debt securities whose fair values have declined by 20% or more below amortized cost; (ii) debt securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. Ambac’s assessment of a decline in value includes management’s current judgment regarding facts and circumstances specific to a security and the factors noted above. If that judgment changes in the future, Ambac may ultimately record a loss after having originally concluded that the decline in value was temporary.

As a result of significant price declines of certain mid-prime “Alt-A” residential mortgage backed securities in our investment portfolio, we expanded our analysis to include all RMBS Alt-A securities that were held in the investment portfolio. Using default, prepayment and severity loss assumptions tailored to the underlying loans in each Alt-A transaction, the securities were modeled to determine if the underlying cash flows would result in a probable loss to such security. If the modeling results indicate an expected loss to the tranche we hold, the security would be deemed to be other than temporarily impaired, which would result in the recognition of a realized loss in the Statement of Operations. In 2008, there were securities that projected an expected loss. The other securities in the Alt-A portfolio have sufficient subordination to cover expected losses. Accordingly, management recorded an other than temporary impairment charge of $99,082 and $194,508 for the three and six months ended June 30, 2008, respectively.

Management has identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements or investment agreement terminations in the event of a downgrade of Ambac Assurance. A portion of the securities identified are in an unrealized loss position at June 30, 2008. Ambac does not believe the securities in an unrealized loss position are credit impaired. However, management has recorded an impairment charge of $50,976 and $133,144 for the three and six months ended June 30, 2008, respectively, for the

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

securities identified that are in an unrealized loss position because management does not have the intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value. This impairment write-down was recorded in Net realized investment (losses)/gains at June 30, 2008.

There remains significant uncertainty regarding the factors that have lead to the other than temporary impairment charges on the Alt-A investment portfolio and on securities that management does not have the intent to hold. As a result, additional other than temporary impairment charges may occur in future periods.

The Financial Guarantee investment portfolio recorded an other than temporary impairment charge of $2,372 during the three and six months ended June 30, 2008. The remaining investment gains in the Financial Guarantee investment portfolio during the three and six months ended June 30, 2008 were primarily the result of security sales made in the usual course of business in order to achieve Ambac’s investment objectives. There were no impairment charges during the three and six months ended June 30, 2007 in either the Financial Guarantee or Financial Services investment portfolios. The net investment gains in the six months ended June 30, 2007 in the Financial Services portfolio were primarily the result of the NCFE recoveries received.

(7)	Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in asset-backed securities issued by VIEs, and, in one transaction, had a beneficial interest in a VIE that purchased fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests. Ambac was the primary beneficiary of this entity as a result of its beneficial interest. This VIE was liquidated in the first half of 2008. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $0 and $256,546 as of June 30, 2008 and December 31, 2007, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $0 and $250,806 as of June 30, 2008 and December 31, 2007, respectively. As a result of the liquidation of this VIE, Ambac recognized realized gains of $668 and $4,273 in the three and six month periods ended June 30, 2008.

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

As of June 30, 2008, Ambac is the primary beneficiary and, therefore, consolidated a VIE under one transaction as a result of providing a financial guaranty. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $272,134 and $280,651 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at June 30, 2008 and December 31, 2007, respectively. Ambac is subject to potential consolidation of an additional $734,173 of assets and liabilities in connection with future utilization of the VIE.

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At June 30, 2008	At December 31, 2007
Assets:
Cash	$1,253	$1,354
Investment income due and accrued	5,079	5,431
Loans	257,728	265,748
Other assets	12,518	13,049

Total assets	$276,578	$285,582

Liabilities:
Accrued interest payable	$4,368	$4,756
Long-term debt	272,134	280,651
Other liabilities	76	175

Total liabilities	276,578	285,582

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$276,578	$285,582

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

As of June 30, 2008, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of June 30, 2008, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the six months ended June 30, 2008 and the year ended December 31, 2007. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2,880 and $3,173 for the six months ended June 30, 2008 and 2007, respectively. Ambac also received fees for providing other services amounting to $112 and $126 for the six months ended June 30, 2008 and 2007, respectively.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in ABP Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings as a result of the re-measurement to fair value. At June 30, 2008 the fair value of the QSPEs is $14,649 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three and six months ended June 30, 2008 is ($222) and $342, respectively, and is included within Other Income on the Consolidated Statement of Operations.

(8)	Stockholders’ Equity

On June 3, 2008, stockholders approved an amendment to increase Ambac’s authorized shares from 350,000,000 to 650,000,000 shares of common stock, par value $0.01 per share, of which 294,378,382 were issued and 286,840,897 were outstanding as of June 30, 2008. Ambac is also

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of June 30, 2008. At June 30, 2008, Ambac also had 757,570 shares of non-vested Common Stock that has the same voting right and dividend right as our Common Stock.

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

On July 3, 2008, Ambac’s Board of Directors authorized up to $50,000 for share repurchases of its common stock under a new Stock Repurchase Program upon the condition of the completion of the offering of shares by the underwriters of its March 2008 offering. Ambac is unable to predict when the offering will be completed.

(9)	Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. As described in Note 1, Ambac has curtailed its activities on a going-forward basis in certain sectors of Financial Guarantee and will discontinue writing new Financial Services business (except where new transactions hedge or mitigate risks). Ambac’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different marketing strategies, personnel skill sets and technology.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables are a summary of financial information by reportable segment as of and for the three and six month periods ended June 30, 2008 and 2007:

(Dollars in thousands)	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three months ended June 30,
2008:
Revenues:
Unaffiliated customers	$1,433,752	($102,967)	$1,037	$—	$1,331,822
Inter-segment	2,452	(2,413)	54,735	(54,774)	—

Total revenues	$1,436,204	($105,380)	$55,772	($54,774)	$1,331,822

Income before income taxes:
Unaffiliated customers	$1,707,714	($164,178)	($36,151)	$—	$1,507,385
Inter-segment	6,090	(4,270)	54,535	(56,355)	—

Total income before income taxes	$1,713,804	($168,448)	$18,384	($56,355)	$1,507,385

Total assets	$15,441,854	$7,268,037	$165,190	$—	$22,875,081

2007:
Revenues:
Unaffiliated customers	$301,204	$110,035	$1,341	$—	$412,580
Inter-segment	5,005	(4,698)	51,584	(51,891)	—

Total revenues	$306,209	$105,337	$52,925	($51,891)	$412,580

Income before income taxes:
Unaffiliated customers	$250,670	$5,794	($24,414)	$—	$232,050
Inter-segment	7,734	(7,213)	50,222	(50,743)	—

Total income before income taxes	$258,404	($1,419)	$25,808	($50,743)	$232,050

Total assets	$11,219,158	$9,727,447	$115,136	$—	$21,061,741

(Dollars in thousands)	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
Six months ended June 30,
2008:
Revenues:
Unaffiliated customers	$66,733	($299,414)	$1,864	$—	($230,817)
Intersegment	7,176	(7,008)	109,444	(109,612)	—

Total revenues	$73,909	($306,422)	$111,308	($109,612)	($230,817)

Income before income taxes:
Unaffiliated customers	($754,605)	($453,017)	($75,777)	$—	($1,283,399)
Intersegment	14,452	(10,874)	107,713	(111,291)	—

Total income before income taxes	($740,153)	($463,891)	$31,936	($111,291)	($1,283,399)

Total assets	$15,441,854	$7,268,037	$165,190	$—	$22,875,081

2007:
Revenues:
Unaffiliated customers	$642,999	$228,488	$2,922	$—	$874,409
Intersegment	7,976	(7,379)	101,761	(102,358)	—

Total revenues	$650,975	$221,109	$104,683	($102,358)	$874,409

Income before income taxes:
Unaffiliated customers	$544,667	$22,001	($45,378)	$—	$521,290
Intersegment	13,434	(10,969)	99,262	(101,727)	—

Total income before income taxes	$558,101	$11,032	$53,884	($101,727)	$521,290

Total assets	$11,219,158	$9,727,447	$115,136	$—	$21,061,741

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months			Six Months
	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2008:
United States	$85,186	$279,285	$887,746	$180,620	$418,053	($640,219)
United Kingdom	18,716	17,388	4,316	50,936	35,229	(1,438)
Other international	37,378	28,798	84,553	68,931	59,055	(89,927)

Total	$141,280	$325,471	$976,615	$300,487	$512,337	($731,584)

2007:
United States	$199,266	$168,892	($44,837)	$396,892	$333,610	($40,145)
United Kingdom	27,571	18,138	240	45,042	36,503	437
Other international	34,302	33,989	5,062	69,117	66,912	10,602

Total	$261,139	$221,019	($39,535)	$511,051	$437,025	($29,106)

(10)	Fair Value Measurements

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of Ambac’s financial instruments are presented below:

	As of
	June 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$15,519,216	$15,519,216	$17,127,485	$17,127,485
Fixed income securities pledged as collateral	116,503	116,503	374,840	374,840
Short-term investments	1,490,717	1,490,717	879,067	879,067
Other investments	13,936	13,936	14,278	14,278
Cash	105,596	105,596	123,933	123,933
Investment income due and accrued	174,382	174,382	202,737	202,737
Loans	827,054	975,655	867,676	1,045,786
Derivative assets	918,490	918,490	990,534	990,534
Financial liabilities:
Obligations under investment, repurchase and payment agreements	7,381,478	7,609,945	8,706,426	8,988,695
Securities sold under agreements to repurchase	139	139	100,000	100,000
Long-term debt	1,892,639	846,696	1,669,945	1,429,637
Accrued interest payable	80,477	80,477	113,443	113,443
Derivative liabilities	7,451,522	7,451,522	6,685,528	6,685,528
Liability for net financial guarantees written	3,554,226	2,466,948	3,230,350	4,490,200

    Fair value Hierarchy:

SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1 –	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US treasury securities, money market funds and mutual funds.

• Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include fixed income securities representing municipal, asset-backed and corporate obligations, most interest rate and currency swap derivatives, total return swaps and certain credit derivative contracts.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

• Level 3 –	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business and certain interest rate swaps contracts which are not referenced to commonly quoted interest rates.

Determination of Fair Value:

When available, the Company generally uses quoted market prices to determine fair value, and classifies such items within Level 1. Because many fixed income securities do not trade on a daily basis, pricing sources apply available information through processes such as matrix pricing to calculate fair value. In those cases the items are classified within Level 2. If quoted market prices are not available, fair value is based upon models that use, where possible, current market-based or independently-sourced market parameters. Items valued using valuation models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be significant inputs that are readily observable.

Ambac’s financial instruments are mainly comprised of investments in fixed income securities and derivative contracts.

Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At June 30, 2008, approximately 9%, 81%, and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 9% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under SFAS 157, Ambac is required to consider

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

its own credit risk when measuring the fair value of derivative and other liabilities. In periods when Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The effect of Ambac Assurance’s credit spread is to reduce the fair value of Ambac’s credit derivative liability by $6,810,482 adjustment as of June 30, 2008.

As described further below, certain valuation models also require inputs that are not readily observable in the market.

Ambac uses both vendor-developed and proprietary models, based on the complexity of transactions. The selection of a model to value a derivative depends on the contractual terms of, and specific risks inherent in the instrument as well as the availability of pricing information in the market. For derivatives that are less complex and trade in liquid markets or may be valued primarily by reference to interest rates and yield curves that are observable and regularly quoted, such as interest rate and currency swaps, we utilize vendor-developed models. For derivatives that do not trade, or trade in less liquid markets such as credit derivatives on collateralized debt obligations, a proprietary model is used because such instruments tend to be unique, contain complex or heavily modified and negotiated terms, and pricing information is not readily available in the market. These models and the related assumptions are continuously re-evaluated by management and enhanced, as appropriate, based on improvements in modeling techniques. Ambac has not made significant changes to its modeling techniques for the periods presented.

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

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, Ambac Assurance’s credit spread and other factors. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. Ambac’s CDS fair value calculations are adjusted for increases in our estimates of expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary Ambac maintains the same percentage of the

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

credit spread (over LIBOR) demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 bps currently less the 20bps we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point spread increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade, we would adjust the relative change ratio upward and record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing. We do not adjust the relative change ratio until an actual internal rating downgrade has occurred. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, the likelihood that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period is considered unlikely. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type.

In 2007 and 2008, such adjustments to the relative change ratio were made on CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. For Ambac’s 15 CDO of ABS transactions that are rated below investment grade, the average relative change ratio percentage has increased to approximately 69%. Other asset types within the CDS portfolio have not experienced significant downgrades as of June 30, 2008 and December 31, 2007 and as such adjustments to the relative change ratio have not been material. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our CDS portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of June 30, 2008, Ambac’s derivative liability balance would increase by $809,008.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2008 and 2007. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit this product going forward.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statement of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives. The net par outstanding of Ambac’s CDS contracts is $62,397,458 and $64,988,211 at June 30, 2008 and December 31, 2007 respectively. The remaining average life of these contracts at June 30, 2008 was 7.2 years. The aggregate notional amount of credit default swap protection purchased from financial institutions, including insurance enterprises, is approximately $1,473,278 and $1,933,104 with an aggregate fair value asset of approximately $122,369 and $156,786 as of June 30, 2008 and December 31, 2007, respectively.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 10 on a net basis and includes direct contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct contracts written is based on the sum of the present values of (i) unearned premium reserves; (ii) loss and loss expense reserves; and (iii) estimated future installment premiums. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) prepaid reinsurance, net of ceding commissions (ii) reinsurance recoverables on losses; and (iii) estimated future installment premiums ceded, net of ceding commissions.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

There are a number of factors that limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of the current disruption in the credit markets and recent rating agency actions, both of which have significantly limited the amount of new financial guarantee business written by Ambac. Additionally, the fair value concepts of FAS 157, as they relate to valuing liabilities, requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness. However, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations. Finally, as a result of the breadth, volume and geographic diversification of our financial guarantee exposures, we may need to enhance our model to more accurately incorporate other key variables that may influence the fair value estimate. Variables currently being considered which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads. We will continue to refine the financial guarantee valuation model over the course of 2008 as necessary.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of June 30, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
Financial assets:
Fixed income securities	$276,566	$15,242,650	$—	$15,519,216
Fixed income securities, pledged as collateral	44,030	72,473	—	116,503
Short-term investments	1,490,717	—	—	1,490,717
Other investments (1)	3,936	—	—	3,936
Cash	105,596	—	—	105,596
Derivative assets	—	826,563	91,927	918,490
Other assets	—	14,649	—	14,649
Total financial assets	1,920,845	16,156,335	91,927	18,169,107
Financial liabilities:
Derivative liabilities	—	709,059	6,742,463	7,451,522
Total financial liabilities	—	709,059	6,742,463	7,451,522

(1)	Excludes a $10,000 investment which is carried in the Consolidated Balance Sheets at cost.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level- 3 financial assets and liabilities accounted for at fair value
Six months ended June 30, 2008
Balance, beginning of period	$(5,766,041)
Total gains/(losses)(realized and unrealized):
Included in earnings	(801,672)
Included in other comprehensive income	—
Purchases, issuances and settlements	(82,823)
Transfers in and/or out of level 3	—

Balance, end of period	$(6,650,536)

	Realized gains and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$31,710	$(760,664)	$(72,718)
Gains or losses relating to the assets and liabilities still held at the reporting date	31,488	(760,664)	(68,049)

Level- 3 financial assets and liabilities accounted for at fair value
Three months ended June 30, 2008
Balance, beginning of period	$(7,542,651)
Total gains/(losses)(realized and unrealized):
Included in earnings	952,647
Included in other comprehensive income	—
Purchases, issuances and settlements	(60,532)
Transfers in and/or out of level 3	—

Balance, end of period	$(6,650,536)

	Realized gains and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$15,465	$962,374	$(25,192)
Gains or losses relating to the assets and liabilities still held at the reporting date	15,358	962,374	(24,264)

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(11)	Future Application of Accounting Standards

On May 23, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of the Statement. Ambac will adopt SFAS No. 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which will be adopted in quarter ended September 30, 2008.

Under SFAS 163, Ambac would be required to recognize premium revenue, for both upfront and installment paying policies, by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, SFAS 163 also requires that the accretion discount, equating to the difference between the undiscounted installment premiums and the present value of installment premiums, be recognized through the income statement.

Ambac believes that the cumulative effect of initially applying the provisions of SFAS 163 could be material to our financial statements. Ambac continues to evaluate the implications of the standard with regard to revenue recognition, claim liabilities and deferred acquisition costs on its financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R, “Business Combinations”. Among other things, SFAS 160 requires that non-controlling interests be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. An entity must recognize the effect of applying SFAS 160 prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively. Ambac will adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will not have a material effect on Ambac’s financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on Ambac’s management current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the level of activity within the national and worldwide credit markets; (3) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (4) legislative and regulatory developments; (5) changes in tax laws; (6) changes in our business plan, our decision to discontinue writing new business in the financial services area, to significantly reduce new underwriting of structured finance business and to discontinue all new underwritings of structured finance business for six months from March 6, 2008; (7) the policies and actions of the United States and other governments; (8) changes in capital requirements, whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (9) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (10) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (11) inadequacy of reserves established for losses and loss expenses; (12) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (13) credit risk throughout our business, including credit risk related to residential mortgage securities and CDOs and large single exposures to reinsurers; (14) market spreads and pricing on insured collateralized debt obligations (“CDOs”) and other derivative products insured or issued by Ambac; (15) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (16) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (17) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (18) operational risks, including with respect to internal processes, risk models, systems and employees; (19) the risk of decline in market position; (20) the risk that market risks impact assets in our investment portfolio; (21) credit and liquidity risk due to unscheduled and unanticipated withdrawals on investment agreements; (22) changes in prepayment speeds on insured asset-backed securities;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (25) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (26) the risk that Ambac’s holding company structure and certain regulatory and other constraints, including adverse business performance, affect Ambac’s ability to pay dividends and make other payments; (27) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (28) changes in expectations regarding future realization of gross deferred tax assets; (29) risks relating to the re-launch of Connie Lee; (30) other factors described in the Risk Factors section in Part I., 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and this Quarterly Report on Form 10-Q, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (31) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are, therefore, advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Introduction

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee and financial services products to clients in both the public and private sectors around the world.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has a Aa3 financial strength rating with a negative outlook from Moody’s Investors Service, Inc. (“Moody’s), and a AA financial strength rating with a credit watch negative outlook from Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”). Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives the ratings mentioned above, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets. Please refer to Capital and Capital Support within the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion.

Ambac’s business is divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac reports its Financial Guarantee business segment broken out by three principal markets: Public Finance, Structured Finance and International Finance. Public Finance includes all U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Structured Finance obligations include investor-owned utilities and securitizations of a variety of asset types such as mortgage loans, home equity loans, student loans, credit card receivables, operating assets, leases, pooled debt obligations and asset-backed commercial paper conduits originated in the U.S. International Finance covers public purpose infrastructure projects, utilities, and various types of structured

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

financings originated outside of the U.S, including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass pooled debt obligations that may include significant components of domestic exposures.

Overview

Ambac’s diluted earnings (loss) per share were $2.80 and ($3.90) for the three and six months ended June 30, 2008, respectively, compared to $1.67 and $3.70 for the three and six months ended June 30, 2007, respectively. The financial results for the first half of 2008 were adversely impacted by exposure to residential mortgages and other financial market disruption-related losses. In June 2008, Moody’s and S&P downgraded Ambac Assurance to Aa3 and AA, respectively. Also, Ambac announced its decision to terminate its ratings contract with Fitch Ratings Inc. after re-evaluating its ratings needs. As a result of these rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial condition by fixed-income investors, Ambac Assurance has been able to write only a limited amount of new financial guarantee business since November 2007.

During the first quarter of 2008, Ambac raised $1.5 billion of additional capital, comprised of $1.25 billion raised through an offering of approximately 185 million shares of common stock at $6.75 per share and $250 million raised through an offering of 5 million equity units at a price of $50 per unit. $1.3 billion of the net proceeds from the offerings were contributed to Ambac Assurance, and of $100 million was maintained at Ambac in order to provide Ambac further liquidity to pay debt service, to cover operating expenses and to pay dividends on common stock.

The following tables summarize the pre-tax (benefits) charges recorded during the three and six months ended June 30, 2008 related to residential mortgages and other financial market disruption-related gains/losses:

Pre-tax $-millions	Three Months Ended June 30, 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Financial Guarantee:
Unrealized mark-to-market gains on credit derivatives (primarily CDOs of ABS)	($961.6)	$—	($961.6)
Loss provision related to RMBS	(351.8)	—	(351.8)

Financial Services:
Other than temporary impairment loss in RMBS investment portfolio	—	99.1	99.1
Other than temporary impairment loss on liquidity investment portfolio	—	51.0	51.0
Variable rate demand obligations	—	19.9	19.9
Mark-to-market – total return swap portfolio	—	4.7	4.7

Total	($1,313.4)	$174.7	($1,138.7)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pre-tax $-millions	Six Months Ended June 30, 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Financial Guarantee:
Unrealized mark-to-market losses on credit derivatives (primarily CDOs of ABS)	$763.6	$—	$763.6
Loss provision related to RMBS	694.0	—	694.0

Financial Services:
Other than temporary impairment loss in RMBS investment portfolio	—	194.5	194.5
Other than temporary impairment loss on liquidity investment portfolio	—	133.1	133.1
Variable rate demand obligations	—	93.6	93.6
Mark-to-market – total return swap portfolio	—	45.6	45.6

Total	$1,457.6	$466.8	$1,924.4

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

On March 6, 2008, Ambac announced that it would suspend underwriting all structured finance business for six months in order to accumulate capital. For these purposes, “structured finance” excludes:

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

During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business (except for hedging transactions to mitigate risks in the portfolio) as part of its refocused business.

Ambac Assurance expects to receive approval from the Office of the Commissioner of Insurance for the State of Wisconsin (OCI) to capitalize its Connie Lee subsidiary, which would allow it to begin writing financial guarantee insurance. The $850 million contribution of capital will increase Connie Lee’s total statutory capital to slightly more than $1.0 billion. The new capital will support the claims paying resources for Connie Lee’s financial guarantee business, which will focus on U.S. public finance, global infrastructure and regulated utility transactions. Ambac has been in communication with Moody’s and Standard & Poor’s in pursuit of triple-A financial strength ratings for Connie Lee. The management team of Connie Lee will be primarily assembled from within Ambac Assurance’s Public Finance division.

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

active credit reserve is established through a process that estimates probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severity assumptions; and (iv) the net par outstanding on the adversely classified credit. The loss severity assumptions and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Executive Risk Management Committee. The Executive Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. Our Surveillance Group is responsible for designating the credit classification of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

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

Adjustments to our loss reserves may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our adversely classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Historically, Ambac has not ceded large percentages of outstanding exposures to our reinsurers; therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at June 30, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Active credit reserves	48	$7,491	$555
Case reserves	22	3,028	520

Totals	70	$10,519	$1,075

(1)	Net of reinsurance recoverable on unpaid losses of $45.1 million.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. These four bond types are healthcare institutions, aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”), collateralized debt obligations (“CDOs”) and mortgage-backed and home equity securitizations. These four bond kinds represent 84% of our ever-to-date claim payments.

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

Prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans, sub-prime loans are typically made to borrowers who are perceived as deficient on either or both of these grounds. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes “Alt-A” loans, which typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to borrowers who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements. Additionally, this category includes loans with nontraditional amortization schedules such as interest only or option adjustable rate features.

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

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures on the adversely classified credit listing at June 30, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Second lien	15	$5,383	$651
Mid-prime	7	864	179
Sub-prime	6	608	18
Other	9	495	40

Totals	37	$7,350	$888

(1)	Includes allowance for reinsurance recoverables.

The stress observed in the domestic housing and mortgage markets continues to have a direct impact upon our RMBS exposures. Our continued evaluation of this bond type has identified the following attributes which are consistent amongst the RMBS exposures contained in our adversely classified credits for which we maintain a loss reserve for as of June 30, 2008:

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

These attributes have had a direct impact upon the probability of default and the severity of loss that individual transactions will experience. Our RMBS exposure with loss reserves has been broken down into four groups in the table above, with the majority of both our exposure and loss reserves consisting of second lien and mid-prime credits.

In the more benign mortgage markets witnessed in years prior to 2007, our identification of underperforming transactions was based upon a periodic review schedule that was adjusted to increase the frequency of those reviews if trigger events occurred which might indicate potential credit deterioration. The determination of loss estimates during this time period was heavily weighted towards a statistical approach, which ascribed loss severities and probabilities to individual rating categories. During 2007, the RMBS market started experiencing significant financial distress, which is discussed further in the “Residential Mortgage-Backed Securities Exposure” section below. Consistent with our approach for all adversely classified credits, we increased our monitoring of RMBS credits as the magnitude and severity of the mortgage crisis unfolded. Accordingly, Ambac’s approach evolved and was refined throughout the course of 2007.

RMBS transaction-specific behavior is analyzed on a risk priority basis with more quantitative support, better analytical tools, and with greater frequency than in years prior to 2007. We employ a screening tool each month to identify the first loss constant default rate (“CDR”) that would result in a claim to Ambac’s policy. A higher first loss CDR indicates a transaction can sustain higher default rates in the underlying collateral pool before resulting in a claim to Ambac’s policy versus a comparable transaction with a lower first loss CDR. Transactions that demonstrate a declining first loss CDR or that are experiencing growing delinquencies and declining credit enhancement are identified as underperforming. Underperforming transactions are then analyzed to obtain historical and projected collateral performance and cash flow information specific to the structure, and are included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second lien credits consist primarily of home equity line of credit (“HELOC”) and closed end second mortgage transactions. The following summary discusses in detail the assumptions used in the loss curve methodology for calculating December 31, 2007 loss estimates for second-lien RMBS credits:

Loss Curve Methodology

•

We modified a market default curve as the best representation we believed available of the rapid increase of front ended collateral losses evident in these transactions and the fairly rapid decrease of collateral losses that we assume to be the likely outcome;

•

We determined that a front ended loss curve with a rapid escalation culminating in peak defaults around month 21 should best capture the observed early default loss behavior in our underperforming transactions;

•	After reaching peak level losses we assumed that default rates would decline for a subsequent period through about month 50 and then tail off for the balance of the transaction’s life;

•

The database component of an industry standard analytic tool was used to retrieve actual collateral losses for each transaction; these actual losses were patterned to the shape of the loss curves discussed above in conjunction with deal specific constant prepayment rate (“CPR”) assumptions, which range between 8% and 18%, and observed market forward interest rates;

•

The future pattern of collateral losses along the curve was used to determine input assumptions for the cash flow modeling component of the above-mentioned analytic tool, which then projected monthly losses;

•	The resulting projections of monthly losses for each transaction were applied to the transactions’ individual capital structures in order to estimate claims on the Ambac insured tranches;

•	The aggregated monthly claim estimates were then discounted to determine a present value loss estimate.

The probability of default and severity of loss for certain second lien mortgage transactions from the 2006 and 2007 vintages continued to exhibit deterioration in the first half of 2008, which resulted in a significant increase in reserves from December 31, 2007. In establishing our net loss reserves for second lien products we refined our approach to a roll-rate methodology from the loss curve methodology employed in December 31, 2007 as discussed above.

Roll Rate Methodology

We refined our loss reserve approach for second lien transactions in 2008 for two primary reasons. First, the level of underperformance exhibited in our distressed exposures during the first half of 2008 has been unprecedented, making it difficult to forecast future losses using loss patterns based on market collateral performance similar to the collateral that was guaranteed, which is the basis of the loss curve methodology described above. Second, there have been significant differences in performance between pools with largely similar collateral characteristics.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The roll-rate methodology used to estimate the 2008 loss reserves for second-lien transactions observes trends in delinquencies, defaults, loss severities, prepayments and extrapolates ultimate performance from this data. As more information (performance and other) accumulates we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. In the second quarter of 2008, the transition rate for a few transactions declined, as compared to the first quarter of 2008. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. Management reduces the transition rate between the 30-59 days and the 60-89 days categories by 50% after a plateau of 18 months, since we felt it was the best proxy for the current environment. Actual default rates escalated in the first half of 2008 with constant default rates (“CDRs”) on the subject transactions generally ranging between 15% and 25%. This data, along with the most recent delinquency information, was used to project a default curve for the life of the transaction. Projected prepayment rates utilized in the calculation of our reserve estimates were the greater of the average of the last several months’ prepayments, or six percent. We also used the lesser of 100% loss severities or historical loss severities if materially lower than 100%. These monthly loss estimates were applied to the transactions’ individual capital structures in order to estimate claims on the Ambac insured tranches. The estimated claims were discounted at our current discount rate of 4.50% and reduced for any reinsurance we estimated to be recoverable to derive a net reserve for second lien transactions of $651 million as of June 30, 2008.

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. These reviews of actual loan file examinations have identified substantiated breaches of transaction specific representations and warranties by transaction sponsors. The June 30, 2008 direct RMBS loss reserves reflect estimated remediation recoveries by the underlying trusts as a result of such breaches. These estimated remediation recoveries aggregate to a present value of $262.8 million for eight second lien mortgage collateral transactions. Ambac intends to increase the number of loan files to be reviewed within these transactions as well as other non-performing transactions (for both first and second-lien transactions). If additional substantiated breaches are identified, Ambac will revise our estimate of recoveries accordingly.

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building over a period of time as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Recently, we have witnessed a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming and non-investment grade mid-prime exposures by comparing available credit support to the amount of loans in the 60+ day delinquencies, foreclosures, and REO categories. We assess the amount of credit support available below our senior position assuming that these loans were liquidated immediately at the specified levels to determine our internal rating. Our loss estimates for this segment of our insured portfolio used a roll rate approach for most instances. In this approach current delinquency buckets are used to approximate future default patterns using a sample of loans exhibiting low home price appreciation as a basis for the projections. The defaults are combined with a loss severity of 40% to arrive at a future value claim estimate. We have increased our loss severity assumption to 40% from 35% from March 31, 2008 due to the deterioration in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

housing prices observed in most markets nationwide. Projected prepayment rates utilized in the calculation of our reserve estimates were the average of the last several months’ prepayment rates. The future value claims were present valued at our current discount rate of 4.5% and reinsurance recoveries were deducted to derive the net reserve. Net reserves for mid-prime credits were $179 million as of June 30, 2008.

It is possible that our loss estimate assumptions for the securities discussed above could be materially higher as a result of continued illiquidity of the mortgage market, continued deterioration in housing prices, and/or the effects of a weakened economy marked by growing unemployment and wage pressures. In other words, we feel that it is possible that the loss pattern for transactions in these two categories can be more severe and prolonged than we estimated. Additionally, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i.) fail to honor their obligations to repurchase the mortgage loans, ii.) dispute our breach findings, or iii.) no longer have the financial means to fully satisfy their obligations under the transaction documents.

For second lien mortgage credits for which we have recorded loss reserves at June 30, 2008, the reasonably possible increase in loss reserve estimates could be approximately $546 million. The reasonably possible scenario for second lien mortgage collateral assumes that the voluntary CPR assumption over a 6 month period decreases by approximately 10-20%, (depending on transaction performance). and the current-to-30 day roll assumption over a six month period increases 50bp to 100bp (depending on transaction performance). For mid-prime MBS credits for which we have recorded loss reserves at June 30, 2008 the reasonably possible increase in loss reserve estimates could be approximately $92 million. The reasonably possible scenario for mid-prime collateral assumes that the loss severity on liquidated properties increases to 45% from 40% and the net cumulative losses for each transaction increases by approximately 10%.

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

Generally, severity assumptions are established within our active credit reserve (“ACR”) for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the June 30, 2008 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond type that presently reside within the adversely classified credit listing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$ in millions Category	Net par outstanding	Loss Reserves at 6/30/08	Increase in Reserve Estimate
Transportation	$828.5	$76.4	$75.9
Health care	$407.2	$14.0	$13.0

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

Total financial assets at fair value classified within Level 3 of the SFAS 157 fair value hierarchy was $91.9 million as of June 30, 2008, representing 1% of total assets measured at fair value on the consolidated statement of financial condition. Total financial liabilities at fair value classified within Level 3 was $6,742 million as of June 30, 2008, representing 90% of total liabilities measured at fair value on the consolidated statements of financial condition.

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. Trading volume in residential mortgage-backed and certain asset-backed securities has been limited. Ambac performs various review and validation procedures to quoted prices, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either broker quotes or internal models. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for industry and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At June 30, 2008, approximately 9%, 81%, and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 9% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

The net fair value of all derivative contracts at June 30, 2008 and December 31, 2007 was ($6,533) million and ($5,695) million, respectively. This increase in net liability value relates primarily to the mark-to-market loss on credit derivatives during 2008.

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

Fair value of Ambac’s credit default swaps (“CDS”) is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantee credit protection provider with comparable credit worthiness to Ambac may charge for the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads, Ambac Assurance’s credit spreads and other factors. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. Ambac’s CDS fair value calculations are adjusted for increases in our estimates of expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary Ambac maintains the same percentage of the credit spread (over LIBOR) demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value.

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 bps currently less the 20bps we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point spread increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. The discount rate used is LIBOR plus Ambac’s current credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade, we would adjust the relative change ratio upward and record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing. We do not adjust the relative change ratio until an actual internal rating downgrade has occurred. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, the likelihood that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period is considered unlikely. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type.

In 2007 and 2008, such adjustments to the relative change ratio were made on CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. For Ambac’s 15 CDO of ABS transactions that are rated below investment grade, the average spread capture percentage has increased to approximately 69%. Other asset types within the CDS portfolio have not experienced

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

significant downgrades as of June 30, 2008. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our CDS portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of June 30, 2008, Ambac’s derivative liability balance would increase by $809 million.

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2007 or 2008. However, no CDS business is currently being transacted, some guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit this product going forward.

Ambac’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses. We believe our model’s primary strength is that it maximizes the use of market-driven inputs, most importantly its use of market-based fair values of the underlying reference obligations and discount rate utilized. Ambac employs a three-level hierarchy for obtaining reference obligation fair values used in the model as follows: i) broker quotes on the reference obligation, ii) broker quotes on a subordinate obligation within the same capital structure as the reference obligation and iii) proxy spreads from similarly structured deals or other market proxies. We believe using this type of approach is preferable to other models which may emphasize modeled expected losses or which rely more heavily on the use of market indices that may not be reflective of the underlying reference obligation. Another strength is that our model is relatively easy to understand which increases its transparency.

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of such quotes, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned is another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values particularly with the current dislocation in the credit markets.

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

any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac adopted SFAS 157 as of the beginning of 2008. The transition adjustment to beginning retained earnings was a gain of $13 million. Additionally, the requirement under SFAS 157 to incorporate Ambac’s own creditworthiness in the measurement of fair value of liabilities resulted in an increase to pre-tax income of $5.2 billion and $6.8 billion for the three and six month periods ended June 30, 2008, respectively. We reflect Ambac’s own creditworthiness in the fair value by increasing the discount rate used by observable credit spreads on Ambac Assurance.

Residential Mortgage-Backed Securities Exposure

Structured Finance includes exposure to sub-prime and mid-prime (including Alt-A) first and second lien residential mortgage-backed securities. Ambac has exposure to the U.S. sub-prime mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, credit enhancements of CDOs and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for several major financial institutions and investors, including Ambac. Since the third quarter of 2007, the major rating agencies have downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. Recent credit downgrades of the RMBS and CDO of ABS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period.

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

The mid-prime category includes “Alt-A” loans, which typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to borrowers who might have past credit problems that are not severe enough to warrant “subprime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements. Additionally, this category includes loans with nontraditional amortization schedules such as interest only or option adjustable rate features.

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

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At June 30, 2008
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$228.0	$950.9	$28.6

2002	307.1	994.6	55.7

2003	71.1	2,080.3	267.3

2004	2,134.9	707.0	592.8

2005	2,029.2	1,429.4	2,027.7

2006	5,868.6	973.8	576.4

2007	4,998.8	535.3	2,716.2

Total	$15,637.7	$7,671.3	$6,264.7

% of Total MBS Portfolio	34.2%	16.8%	13.7%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(1)	Second Lien	Sub-prime	Mid-prime (3)
AAA	0.2%	6.3%	44.9%

AA	<0.1%	3.9%	0.0%

A	17.4%	28.6%	0.9%

BBB(2)	48.0%	53.3%	40.4%
Below investment grade(2)	34.4%	7.9%	13.8%

(1)

Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

(2)

Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s BIG internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

(3)	Mid-prime includes Alt-A transactions.

RMBS exposure in collateralized debt obligations:

Until the third quarter of 2007, Ambac typically provided credit protection in connection with CDOs through credit default swaps that are similar to the protection provided by other financial guarantees. Ambac generally tailored its contracts to contain certain provisions in order to mitigate certain liquidity risk that is inherent in standard credit derivative contracts. Ambac has typically limited termination events to its own payment default or bankruptcy events, including insolvency and the appointment of a liquidator, receiver or custodian with respect to Ambac Assurance.

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

There are less than 30 transactions which are not “pay-as-you-go” with a combined notional of approximately $4.3 billion and a net liability fair value of $49 million as of June 30, 2008. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2004 and other pooled corporate risks.

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

Mezzanine CDO of ABS are transactions structured similarly to high-grade transactions except the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple-B rated tranches of sub-prime and mid-prime mortgages at deal inception. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS securities. Collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime mortgages at inception. Mezzanine and CDO squared transactions are considered higher risk and required a more significant level of subordination at inception to achieve equivalent credit ratings (as compared to high-grade transactions) because of the lower credit quality of the underlying collateral pool.

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

Ambac participated in the Collateralized Debt Obligation (“CDO”) market from 1998 through the third quarter of 2007. Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of June 30, 2008:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$28.8	45%

High yield Corporate	23.8	37%

Market value CDOs	3.2	5%

CDO of ABS <25% MBS	3.1	5%

Investment grade	2.9	4%

Other	2.3	4%

Total	$64.1	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$26.9	42%

AA	13.0	20%

A	1.1	2%

BBB	6.3	10%

Below investment grade	16.8	26%

Total	$64.1	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see discussion below.
(2)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the estimated internal credit ratings, as well as the exposure’s original subordination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Breakout of CDO of ABS greater than 25% RMBS Exposure(1)

Collateral as % of Deal(2)

Year Issued	CDO of ABS	Amount(1) (as of 6/30/08) ($ millions)	Sub- prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Subordination(6)
2004	Cheyne High Grade ABS CDO, Ltd.	$739	36%	14%	11%	11%	25%	4%	22%

2005	Duke Funding High Grade III Ltd.	1,487	40%	60%	—	—	<1%	<1%	17%

2005	Palmer Square PLC	986	31%	33%	7%	6%	19%	4%	21%

2005	Hereford Street ABS CDO I, Ltd.	986	46%	28%	—	—	22%	4%	17%

2005	Pascal CDO, Ltd.	864	59%	17%	3%	5%	7%	10%	14%

2005	Tremonia CDO 2005-1 PLC	810	42%	28%	2%	10%	13%	5%	18%

2005	High Grade Structured Credit CDO 2005-1 Ltd	621	57%	31%	3%	5%	3%	2%	17%

2005	Belle Haven ABS CDO 2005-1, Ltd.	505	56%	29%	5%	4%	3%	4%	22%

2006	Diversey Harbor ABS CDO, Ltd.	1,835	36%	39%	7%	17%	<1%	<1%	23%

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,642	52%	30%	3%	2%	5%	8%	15%

2006	Ridgeway Court Funding I, Ltd.	1,534	36%	26%	9%	23%	5%	1%	20%

2006	Duke Funding High Grade IV, Ltd.	1,294	31%	69%	—	—	—	—	13%

2006	Duke Funding High Grade V, Ltd.	1,242	38%	62%	—	—	—	—	16%

2006	McKinley Funding III, Ltd.	1,151	18%	40%	7%	32%	3%	—	19%

2006	Millerton II High Grade ABS CDO, Ltd.	1,086	38%	54%	3%	2%	4%	—	14%

2006	Lancer Funding, Ltd.	927	48%	40%	3%	6%	3%	<1%	20%

2006	Cairn High Grade ABS CDO II Limited	815	34%	41%	<1%	21%	1%	2%	18%

2006	ESP Funding I, Ltd.	710	38%	21%	—	16%	25%	—	28%

2006	Longshore CDO Funding 2006-1, Ltd.	604	30%	31%	8%	11%	17%	3%	17%

2007	Kleros Preferred Funding VI, Ltd.	2,378	34%	36%	8%	18%	2%	1%	20%

2007	Ridgeway Court Funding II, Ltd.	1,942	48%	10%	6%	28%	2%	7%	35%

2007	Citation High Grade ABS CDO I, Ltd.	926	40%	53%	—	6%	—	2%	15%

2007	Fiorente Funding Limited	721	36%	43%	3%	11%	1%	7%	15%

2007	Adams Square Funding II, Ltd.	495	85%	7%	—	4%	—	4%	49%

	Subtotal	26,298

	CDO of CDO
2005	Class V Funding	73	9%	<1%	20%	32%	39%	—	50%
2007	Private AA-Bespoke CDO Squared Transaction	1,398	—	—	—	100%	—	—	30%
2007	888 Tactical Fund, Ltd.	497	—	—	13%	87%	—	—	48%
2007	Class V Funding III, Ltd.	495	—	—	—	100%	—	—	48%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Issued	CDO of ABS	Amount(1) (as of 6/30/08) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Subordination.(6)
	Subtotal	2,462

	Total	$28,760

(1)

Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. This commitment is disclosed in further detail below in “Other CDO Commitments”.

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

(6)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All 28 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. As of June 30, 2008, 26 CDO of ABS exposures have experienced credit downgrades, including 15 exposures to below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure(1)(2)(3)

Year Issued	CDO of ABS	Amount (as of 06/30/08) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
2004	Cheyne High Grade ABS CDO, Ltd.	$739	27%	44%	14%	3%	12%	AA+

2005	Duke Funding High Grade III, Inc.	1,487	5%	29%	39%	13%	15%	BBB+

2005	Palmer Square PLC	986	39%	43%	5%	1%	12%	AA+

2005	Hereford Street ABS CDO I, Ltd.	986	14%	27%	38%	12%	9%	AA+

2005	Pascal CDO, Ltd.	864	13%	46%	19%	9%	14%	AAA

2005	Tremonia CDO 2005-1 PLC	810	14%	30%	31%	12%	13%	AAA

2005	High Grade Structured Credit CDO 2005-1 Ltd	621	11%	32%	39%	13%	5%	AA+

2005	Belle Haven ABS CDO 2005-1, Ltd.	505	2%	3%	18%	36%	41%	BBB

2006	Diversey Harbor ABS CDO, Ltd.	1,835	23%	19%	13%	3%	41%	BIG

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,642	11%	37%	23%	5%	24%	BIG

2006	Ridgeway Court Funding I, Ltd.	1,534	18%	21%	10%	6%	46%	BBB-

2006	Duke Funding High Grade IV, Ltd.	1,294	1%	13%	29%	24%	34%	BIG

2006	Duke Funding High Grade V, Ltd.	1,242	—	8%	26%	12%	54%	BIG

2006	McKinley Funding III, Ltd.	1,151	19%	13%	11%	4%	53%	BIG

2006	Millerton II High Grade ABS CDO, Ltd.	1,086	24%	35%	19%	10%	14%	BIG

2006	Lancer Funding, Ltd.	927	13%	39%	20%	9%	19%	BBB+

2006	Cairn High Grade ABS CDO II Limited	815	3%	18%	12%	9%	58%	BIG

2006	ESP Funding I, Ltd.	710	16%	24%	16%	5%	38%	A+

2006	Longshore CDO Funding 2006-1, Ltd.	604	18%	30%	25%	7%	20%	BIG

2007	Kleros Preferred Funding VI, Ltd.	2,378	22%	6%	4%	1%	67%	BIG

2007	Ridgeway Court Funding II, Ltd.	1,942	3%	19%	9%	6%	64%	BIG

2007	Citation High Grade ABS CDO I, Ltd.	926	29%	15%	7%	5%	45%	BIG

2007	Fiorente Funding Limited	721	28%	13%	8%	6%	44%	BBB-

2007	Adams Square Funding II, Ltd.	495	—	1%	1%	4%	94%	BIG

	Subtotal	26,298

2005	Class V Funding	73	—	—	—	46%	54%	BBB-

2007	Private AA-Bespoke CDO Squared Transaction	1,398	—	—	3%	—	97%	BIG

2007	888 Tactical Fund, Ltd.	497	—	—	—	—	100%	BIG

2007	Class V Funding III, Ltd.	495	—	—	—	4%	96%	BIG

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Issued	CDO of ABS	Amount (as of 06/30/08) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
	Subtotal	2,462

	Total	$28,760						AA+

(1)	The ratings set forth above are as of July 8, 2008, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
(2)

Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from any of Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.

(3)	Percentages may not total 100% due to rounding.
(4)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. Ambac undertakes no obligation to update ratings. “BIG” denotes credits deemed below investment grade (e.g., below BBB-).

The table below breaks out the net derivative liability of Ambac’s exposures to CDOs of ABS greater than 25% RMBS, including the $2.9 billion guarantee commitment with respect to CDOs of ABS, by Ambac rating:

CDO of ABS > 25% RMBS Net Derivative Liability by Ambac Rating

at June 30, 2008 (in millions):

Ambac rating	Net Derivative Liability
AAA	($143)

AA	(148)

A	(68)

BBB	(531)

Below investment grade	(5,255)

Total	($6,145)

All CDO of ABS>25% RMBS transactions which are below investment grade (“BIG”) are currently in some stage of loss remediation. The fair values of those BIG transactions are shown in the table above. We believe a reasonable range of potential losses for those transactions is between Ambac’s own estimate of credit impairment and S&P’s estimate of stress case losses. At June 30, 2008 Ambac’s estimate of credit impairment for its CDO of ABS exposure was $3.1 billion, which represents management’s estimate of expected future claim payments on a present value basis. Based on information published in February 2008, S&P’s current estimate of stress case losses for Ambac’s CDO of ABS exposure was $3.7 billion on a present value basis.

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of CDO securities, primarily consisting of sub prime and mid prime residential mortgage backed securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of June 30, 2008, the gross investment pool balance was $3.8 billion and $910 million of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of June 30, 2008 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment.(1)

The following summarizes certain key characteristics of the underlying investment securities as of June 30, 2008:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.1	29%

Mezzanine	2.5	67%

Mezzanine CDO of CDO	0.1	2%

Mezzanine CMBS	0.1	2%

Total	$3.8	100%

CDO vintage by closing date:(2)
2007	2.3%

2006	13.5%

2005	36.8%

2004 and prior	47.4%

Total	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratings Distribution of the underlying CDOs(3)	Moody’s	S&P
Aaa/AAA	12.3%	18.7%

Aa/AA	14.2%	21.4%

A/A	8.9%	12.6%

Baa/BBB	11.7%	13.2%

Below investment grade	52.9%	25.7%

Not rated	—	8.4%

Total	100%	100%

(1)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

(2)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(3)	The third party ratings set forth above are as of June 30, 2008, and may be changed at any time by the rating agencies.

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

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2008 and 2007, and its financial condition as of June 30, 2008 and December 31, 2007.

Ambac’s diluted earnings per share were $2.80 and $1.67 for the three months ended June 30, 2008 and 2007, respectively. The second quarter 2008 financial results were positively impacted by (i) a negative provision for loss and loss expenses ($339.3 million); (ii) unrealized mark-to-market gains on credit derivative exposures ($961.6 million), (iii) higher net premiums earned and (iv) lower interest on investment and payment agreement expenses, partially offset by (i) net realized losses in the Financial Services investment portfolio from other than temporary impairment charges on certain investment securities ($142.0 million); (ii) higher net underwriting and operating expenses, (iii) lower derivative product revenues (iv) lower Financial Services investment income; and (v) higher interest expenses.

Ambac’s diluted (loss) earnings per share were ($3.90) and $3.70 for the six months ended June 30, 2008 and 2007, respectively. The first half of 2008 financial results were negatively impacted by (i) unrealized mark-to-market losses on credit derivative exposures ($763.6 million); (ii) a higher

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

provision for loss and loss expenses $703.5 million; (iii) net realized losses in the Financial Services investment portfolio from other than temporary impairment charges on certain investment securities ($311.8 million); (iv) lower derivative product revenues; (v) lower Financial Services investment income; (vi) mark-to-market losses on total return swaps, (vii) higher underwriting and operating expenses and (vi) higher Corporate expenses, partially offset by (i) higher net premiums earned, (ii) higher Financial Guarantee net investment income and (iii) lower interest on investment and payment agreement expenses.

Included in the three and six months ended June 30, 2008 pre-tax income in the Financial Guarantee segment, is the impact from cancellations of reinsurance contracts with CIFG Assurance North America, Inc. (“CIFG”) and recapture of certain previously ceded risks to Ram Reinsurance Company Limited (“Ram Re”). The insured par that was recaptured as a result of these transactions totaled approximately $826 million. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $7.4 million in returned premiums from the cancellation, of which $6.5 million was deferred. The difference, $0.9 million, included in net earned premiums, results from the difference between the negotiated amount of returned premiums and the associated unearned premium remaining on the previously ceded portion of the underlying guarantees. The net pre-tax impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $0.6 million.

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

Ambac Assurance guaranteed $2.4 billion of gross par value bonds during the three months ended June 30, 2008, a decrease of 94% from $39.0 billion during the comparable prior year period. During the six months ended June 30, 2008, Ambac Assurance guaranteed $7.3 billion in par value debt obligations, a decrease of 90% from $70.5 billion in par value debt obligations guaranteed in the first six months of 2007. These declines were the result of rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial position by investors of fixed income securities. Accordingly, Ambac has been able to write only a limited amount of new Financial Guarantee business since November 2007. The following table displays gross par written for the second quarter and year to date for both 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in billions)	2008	2007	2008	2007
Public finance	$0.7	$14.7	$1.2	$28.5
Structured finance	1.1	19.4	4.9	34.5
International finance	0.6	4.9	1.2	7.5

Total	$2.4	$39.0	$7.3	$70.5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. The decreases in gross par written were due to the uncertainty over Ambac Assurance’s financial position and by a lower percentage of bonds issued with financial guarantee insurance. Market issuance in par value bonds for the three and six months ended June 30, 2008 were $144.2 million and $227.6 million, an increase of 16% from $123.9 million and a decrease of 1% from $230.3 million in par value bonds in the three and six months ended June 30, 2007, respectively. Market penetration declined from approximately 48% at June 30, 2007 to approximately 24% for the six months ended June 30, 2008. Ambac’s market share was only 1% for the first half of 2008, as compared to 22% in the first half of 2007.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; operating assets; leases; CDOs; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). As described in “Business Restructuring” above, Ambac has discontinued writing all Structured Finance business for a period of six months beginning March 6, 2008 and has additionally curtailed its activities on a going-forward basis in certain sectors of Structured Finance. The structured finance business written during the first half of 2008 relates to transactions that closed prior to the business restructuring and transactions to which Ambac had committed prior to the announcement of suspension of underwriting.

International Finance:

International finance obligations include public purpose infrastructure projects, utilities and various types of structured financings originated outside the United States (“International Finance”), including asset-backed securities, whole business and future flow securitizations. International structured financings also encompass CDOs that may include significant components of U.S. exposures. International Finance includes both infrastructure and asset-backed securities transactions.

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2008 and December 31, 2007:

(Dollars in billions)	June 30, 2008	December 31, 2007
Public Finance	$260.1	$280.9
Structured Finance	158.6	170.7
International Finance	67.9	72.4

Total net par outstanding	$486.6	$524.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other asset-backed exposures included within both structured and international were student loans, investor-owned utilities and other asset-backed and conduit exposures. Ambac’s total outstanding asset-backed and conduit exposures are comprised of the following bond types and credit ratings as of June 30, 2008 and December 31, 2007:

Business Mix by Net Par ($ in billions)	June 30, 2008	December 31, 2007
Commercial ABS	$29.5	$31.5
Asset-backed commercial paper conduits	10.9	12.4
Consumer ABS	9.5	11.8

Total	$49.9	$55.7

Ambac Ratings by Percentage of Net Par	June 30, 2008	December 31, 2007
AAA	26%	25%
AA	9%	9%
A	20%	18%
BBB	44%	47%
BIG	1%	1%

Total	100%	100%

Fixed income securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”).

The following table displays Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at June 30, 2008:

($ in millions)	ARS Net Par	VRDO Net Par	Total
Lease and Tax-backed	$4,556	$3,754	$8,309
General Obligation	1,412	2,461	3,874
Utility	2,397	1,287	3,684
Healthcare	8,032	3,493	11,525
Transportation	1,783	2,648	4,430
Student Loans	9,313	3,380	12,692
Investor-owned utilities	5,429	1,518	6,947
Other	2,640	2,946	5,586

Total	$35,562	$21,486	$57,048

ARS are sold through a Dutch Auction, which is a competitive bidding process used to determine rates on each auction date. Bids are submitted to the auction agent. The winning bid rate is the rate at which the auction “clears”, meaning the lowest possible interest rate that results in the cumulative total of securities demanded at such rate (“buyers”) equaling the amount auctioned (“sellers”). VRDO are long-term bonds that bear a floating interest rate and that provide investors the option to tender or put securities back to the issuer at any time with appropriate notice. Additionally, there are certain mandatory events

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

that require all bondholders to tender their VRDO to the issuer. Upon tender, bondholders are paid a purchase price, equal to the par amount of the tendered VRDO plus accrued interest, typically paid from the proceeds of a remarketing of the tendered VRDO by a remarketing agent. The interest rate resets daily or weekly, depending upon the security. The reset rate is based on comparable securities with similar maturities and credit ratings, as well as on supply and demand.

VRDO are typically supported by a liquidity facility in the form of a standby bond purchase agreement (“Standby Bond Purchase Agreement”), usually provided by a commercial bank (“Liquidity Provider”). If the remarketing agent is unable to remarket all tendered VRDO, the Liquidity Provider is required to purchase such VRDO at the purchase price, subject to limited conditions precedent, thus providing liquidity to investors. While held by the Liquidity Provider, the VRDO bear interest at a rate determined under the Standby Bond Purchase Agreement, often based on the Prime Rate plus a spread (the “Bank Rate”). During such time, the remarketing agent remains obligated to continue to try to remarket the VRDO held by the Liquidity Provider. Many Standby Bond Purchase Agreements provide that, after the Liquidity Provider has held the VRDO for a specified time period, the issuer or other obligor is required to cause such VRDO to be redeemed prior to maturity, either: (i.) in equal periodic installments over a predetermined number of years, typically from three to five (“Term-Out”), or (ii.) in a single lump sum at the end of three to five years. Other Standby Bond Purchase Agreements do not contain a Term-Out. For VRDO insured by Ambac Assurance, Ambac Assurance has typically endorsed its insurance policy to cover interest at the Bank Rate. For VRDO insured by Ambac Assurance that contain a Term-Out, Ambac has often endorsed its insurance policy to cover the required redemptions in accordance with the Term-Out schedule (though not any acceleration of the VRDO maturity ahead of the Term-Out schedule).

For student loan VRDO transactions, Ambac Assurance is required to purchase the VRDOs from the remarketing agent at par, in the event that the remarketing agent is not able to resell the bonds to the marketplace after holding the bonds for approximately five years, introducing liquidity risk to Ambac Assurance.

As a result of the current credit crisis, the demand for purchase of ARS securities has been significantly reduced as investors have avoided these securities for fear of losing liquidity in the marketplace. Accordingly, fewer or no participants attend these auctions, resulting in the sellers being required to continue to hold the securities and often significantly increasing the interest rates on the ARS. Additionally, a number of Ambac Assurance’s insured VRDO have been purchased by the Liquidity Providers or have otherwise had higher interest rate resets. Issuers have been working towards reducing their debt service costs for ARS and VRDO transactions; the most prevalent ways are (i) converting the bonds to fixed rate (to maturity or for a shorter period of time); (ii) refunding the obligation and issuing fixed rate bonds; (iii) purchasing direct-pay letters of credits from other financial institutions; or (iv) amending their liquidity facilities to address investor liquidity concerns.

For Ambac Assurance insured ARS and VRDO transactions that have been unable to reduce their debt service costs, the higher debt service costs have resulted in decreased debt service ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread in student loan transactions). Through June 30, 2008, Ambac Assurance has not paid any claims on these transactions but has established loss reserves of approximately $23 million for certain VRDO student loan transactions. There was no loss reserves established for any ARS or non-student loan VRDO insured exposures. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $26.0 billion at June 30, 2008. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 39% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $26.0 billion of commitments outstanding at June 30, 2008 do not necessarily reflect actual future amounts.

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2008 and December 31, 2007 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2008 and December 31, 2007. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	June 30, 2008	December 31, 2007
AAA	12%	13%
AA	20	22
A	41	43
BBB	21	20
Below investment grade	6	2

Total	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	June 30, 2008	December 31, 2007
Public Finance:
Transportation	$1,007	$1,024
Health care	343	397
Other	839	451

Total Public Finance	2,189	1,872

Structured Finance:
CDO of ABS > 25% RMBS	17,799	2,957
Mortgage-backed and home equity - second lien	5,383	3,625
Mortgage-backed and home equity - mid-prime	864	—
Student loans	711	—
Enhanced equipment trust certificates	590	617
Investor-owned utilities	406	583
Mortgage-backed and home equity – sub prime	608	417
Mortgage-backed and home equity – other	495	147
Other CDOs	55	—
Other	481	—

Total Structured Finance	27,392	8,346

International Finance:
Transportation revenue	—	1,052
Other	125	37

Total International Finance	125	1,089

Grand Total	$29,706	$11,307

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

The increase in mortgage-backed and home equity is the result of continued credit impairment primarily in the mid-prime first lien and second lien credits. Please refer to the Residential Mortgage-Backed Securities exposure included in this Management’s Discussion and Analysis of Financial Condition and results of Operations. The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of sub-prime and CDO collateral within the high-grade CDO of ABS transactions.

Gross Premiums Written. Gross premiums written for the three and six months ended June 30, 2008 were $141.3 million and $300.5 million, a decrease of $119.8 million, or 46% from $261.1 million in the three months ended June 30, 2007 and a decrease of $210.5 million or 41% from $511.0 million in the six months ended June 30, 2007. As noted above, Ambac Assurance has written a limited amount of new financial guarantee business in 2008. Included in gross premiums written for the three and six months ended June 30, 2008 are installment premiums on transactions that closed prior to 2008 of $132.8 million and $284.5 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reinsurance. Ambac Assurance’s reinsurance program has principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty required Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. The current surplus share treaty expired June 30, 2008 and has not been renewed. Management will continue to use facultative reinsurance to cede risks. Ceded premiums written for the three and six months ended June 30, 2008 were $17.5 million and $41.0 million, respectively, a decrease of $10.9 million, or 38% from $28.4 million in the three months ended June 30, 2007 and a decrease of $16.9 million or 29% from $57.9 million in the six months ended June 30, 2007.

Included in ceded premiums written for the three and six months ended June 30, 2008 are $4.9 million and $9.7 million, respectively, in ceded premiums from the facultative cede with Assured Guaranty Reinsurance Ltd completed in December 2007. Also included in ceded premiums written is $7.4 million in return premiums from the previously mentioned reinsurance recaptures that occurred in the three months ended June 30, 2008. Excluding the facultative ceded premiums and the return premiums, ceded premiums written were $20.0 million and $38.7 million for the three and six months ended June 30, 2008, respectively. Ceded premiums written as a percentage of gross premiums written were 17.6% and 10.9% for the three months ended June 30, 2008 and 2007, respectively. Ceded premiums written as a percentage of gross premiums written were 16.1% and 11.3% for the six months ended June 30, 2008 and 2007, respectively. The increases in ceded premiums written as a percentage of gross premiums written for the three and six months ended June 30, 2008 as compared with the prior periods was primarily attributable to the ceded written premiums during 2008 related to the Assured Guaranty Reinsurance Ltd cede.

Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2008 were $325.5 million and $512.3 million, respectively, an increase of $104.5 million, or 47% from $221.0 million for the three months ended June 30, 2007 and an increase of $75.3 million, or 17% from $437.0 million for the six months ended June 30, 2007. The increases were primarily the result of higher refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations (collectively referred to as “accelerated earnings”), partially offset by lower normal earned premiums (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below).

The following table provides a breakdown of net premiums earned by market sector:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Public Finance	$53.1	$59.1	$108.9	$117.4
Structured Finance	67.4	74.0	137.7	145.8
International Finance	45.8	44.9	92.5	91.0

Total normal premiums earned	166.3	178.0	339.1	354.2
Accelerated earnings	159.2	43.0	173.2	82.8

Total net premiums earned	$325.5	$221.0	$512.3	$437.0

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

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls vary, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. Ambac has partnered with clients to help mitigate the impact of the recent turmoil in the municipal auction rate and variable rate debt market that has created increases in interest rates. One of the options to our clients is to refund Ambac insured variable rate debt with fixed rate debt, that is either guaranteed by another insurer or the client may issue uninsured bonds. As a result of the fact that certain auction/variable rate debt clients have chosen this option, we have had significantly higher accelerated earnings in the second quarter of 2008. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy or in advance on an installment basis. Also included in accelerated earnings for the three and six months ended June 30, 2008 were approximately $0.9 million from the reinsurance recaptures previously mentioned. The following table provides a breakdown of accelerated earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2008	2007	2008	2007
Public Finance	$153.7	$31.6	$163.0	$65.2
Structured Finance	4.6	4.2	7.9	5.1
International Finance	—	7.2	1.4	12.5
Reinsurance recaptures	0.9	—	0.9	—

Total accelerated earnings	$159.2	$43.0	$173.2	$82.8

Normal net premiums earned for the three and six months ended June 30, 2008 were negatively impacted by the limited new business written since November 2007, and the high level of refunding activity over the past few years. The decrease in normal earned premiums was also driven by the fourth quarter 2007 facultative cession to Assured Guaranty Re Ltd.

The table below shows the impact of Assured Guaranty cession by market sector on net premiums earned:

(Dollars in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Public Finance	$2.8	$—	$5.6	$—
Structured Finance	2.6	—	5.7	—
International Finance	2.1	—	4.0	—

Total net premiums earned	$7.5	$—	$15.3	$—

Net Investment Income. Net investment income for the three and six months ended June 30, 2008 was $130.7 million and $254.4 million, an increase of 15% from $113.2 million in the three months ended June 30, 2007 and an increase of 13% from $225.3 million in the six months ended June 30, 2007. The increases were primarily attributable to the growth of the investment portfolio resulting from the ongoing collection of installment paying financial guarantee premiums and fees, coupon receipts on invested assets, and the impact from $1.3 billion of capital contributed by Ambac Financial Group. Also impacting growth was the consolidation of a variable interest entity under FIN 46R resulting in increases to net investment income of $3.4 million and $7.1 million for the three and six months ended June 30, 2008, respectively, (primarily offset in the Statement of Operations by line item “Interest Expense on Variable Interest Notes,” which were $3.4 million and $6.9 million in the three and six months ended June 30, 2008, respectively). Investments in tax-exempt securities amounted to 72% and 77% of the total fair value

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of the Financial Guarantee portfolio as of June 30, 2008 and June 30, 2007, respectively. The average pre-tax yield-to-maturity on the investment portfolio was 4.46% at June 30, 2008 compared with 4.61% at June 30, 2007.

Change in fair value of credit derivatives:

Realized gains and losses and other settlements. Realized gains and other settlements were $15.0 million and $32.0 million for the three and six months ended June 30, 2008, a decrease of $2.3 million, or 13%, from $17.3 million in the three months ended June 30, 2007 and a decrease of $0.9 million, or 3% from $32.9 million in the six months ended June 30, 2007. These amounts represent premiums received and accrued on written contracts and premiums paid and accrued on purchased contracts. The decrease was primarily due to realized net losses paid of $1.7 million in the three months ended June 30, 2008, compared to none in the comparative period.

Unrealized gains (losses). Unrealized gains (losses) on credit derivative contracts for the three and six months ended June 30, 2008 were $961.6 million and ($763.6) million, respectively, compared to ($56.9) million and ($62.0) million for the three and six months ended June 30, 2007, respectively. The net gain on credit derivatives in the current quarter resulted from the higher discount rate used to determine the credit derivative liability (as further described below), partially offset by negative adjustments for (i) internal ratings downgrades of the CDO of ABS portfolio and (ii) lower quoted valued on the reference obligations. The three and six months ended June 30, 2008 amounts are net of the adjustment to the fair value of the credit default swap portfolio to reflect Ambac’s credit spreads as of June 30, 2008, as required under FAS 157, adopted January 1, 2008. The effect of Ambac’s credit spreads on fair value can vary widely from period to period dependent largely on the perception of Ambac and/or its operating company, Ambac Assurance, as counterparty. During the first half of 2008, credit default swap spreads on Ambac Assurance widened significantly. As a result, incorporating Ambac’s own credit risk in the determination of fair value reduced unrealized losses on credit derivatives by $5,194 million and $6,810 million during the three and six month periods ended June 30, 2008. Ambac’s credit default swap spreads have narrowed significantly since June 30, 2008. Such narrowing could result in significant unrealized losses on credit derivatives in future periods. Excluding the positive effect of Ambac’s credit spreads on fair value, the credit derivative portfolio experienced unrealized losses in the three and six months ended June 30, 2008. The housing and credit market turmoil that began in mid-2007 continued through the second quarter of 2008. As a result, in the second quarter of 2008, the largest declines related to high-grade CDO of ABS containing mortgage-backed securities as collateral. During the quarter seven high-grade CDO of ABS transactions were downgraded to below investment grade while quoted prices continued to decline. Other asset types within the credit default swap portfolio have generally experienced price declines during the first half of 2008, primarily in the first quarter which had a negative impact on the marks of our credit derivatives.

The mark-to-market loss on credit derivative exposures for the three and six months ended June 30, 2008 includes a $1,062 million and a $2,002 million increase to the estimated credit impairment related to credit default swaps on certain CDO of ABS that are internally rated below investment grade. An estimate for credit impairment of $3,106 million as of June 30, 2008 has been provided, because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Continued impairment on credit derivative exposures will reduce Ambac Assurance’s policyholder’s surplus and statutory net income, which impacts future years’ dividend capacity, and impact Ambac Assurance’s compliance with the New York financial guarantee insurance laws provisions relating to single and aggregate risk limits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the third quarter of 2008, Ambac settled one of its largest CDO exposures, AA Bespoke, in exchange for an immediate cash payment by Ambac Assurance of $850 million. AA Bespoke is a $1.4 billion transaction that originally comprised AA rated CDO of Mezzanine ABS tranches, most of which have been downgraded to below investment grade. The primary benefits to Ambac of this agreement are that (i) it eliminates uncertainty with respect to future losses and (ii) stress case losses in rating agency capital models exceeded Ambac’s actual payment and will result in an improved excess capital position. Ambac remains active in evaluating settlement as well as other restructuring opportunities related to our CDO exposures. The AA Bespoke settlement of $850 million was fully reflected in the credit derivative liability balance and estimated credit impairment amount as of June 30, 2008.

Other Income. Other income for the three and six months ended June 30, 2008 was $1.1 million and $9.5 million, respectively, compared to other income of $5.6 million and $8.5 million for the three and six months ended June 30, 2007, respectively. Included within other income are deal structuring fees, commitment fees and the change in fair value from Ambac’s Qualifying Special Purpose Entities (“QSPEs”). The decrease in the second quarter of 2008 is primarily due to the changes in fair value of the QSPEs. The increase in the six months ended June 30, 2008 is primarily due to foreign exchange gains on cash, partially offset by a decrease in the change in fair value of the QSPEs. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $26.3 million and $23.9 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and six months ended June 30, 2008 were ($339.3) million and $703.5 million, respectively, compared to $17.1 million and $28.5 million for the three and six months ended June 30, 2007. The increased loss provisions in 2008 are primarily the result of increases related to the residential mortgage-backed security sector.

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2008 and the year-ended December 31, 2007:

(Dollars in millions)	Six Months Ended June 30, 2008	Year Ended December 31, 2007
Beginning balance of net loss reserves	$473.3	$215.0
Provision for losses and loss expenses	703.5	256.1
Losses paid	(114.7)	(30.4)
Recoveries of losses paid from reinsurers	10.5	4.7
Other recoveries, net of reinsurance	3.1	27.9

Ending balance of net loss reserves	$1,075.7	$473.3

Included in the provision for losses and loss expenses are estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $262.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide details of net losses paid, net of recoveries received for the six months ended June 30, 2008 and 2007 and gross case basis credit reserves and total gross loss reserves at June 30, 2008 and December 31, 2007:

(Dollars in millions)	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Net losses (recovered)/ paid:
Public Finance	$0.6	($7.9)
Structured Finance	100.5	(0.9)
International Finance	—	1.2

Total	$101.1	($7.6)

	June 30, 2008		December 31, 2007
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(1)(2)	Total Loss Reserves
Public Finance	52.7	$176.4	$51.8	$170.4
Structured Finance	512.7	942.8	69.0	313.0
International Finance	—	1.6	0.1	0.9

Total	$565.4	$1,120.8	$120.9	$484.3

(1)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at June 30, 2008 and at December 31, 2007.

(2)	Reinsurance recoverables on case basis credit reserves were $45.1 million and $11.1 million at June 30, 2008 and December 31, 2007, respectively.

Active credit reserves were $555.4 million and $363.4 million at June 30, 2008 and December 31, 2007, respectively. Included in the calculation of active credit reserves at June 30, 2008 and December 31, 2007 was the consideration of $33.8 million and $13.4 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at June 30, 2008 and December 31, 2007 was comprised of 48 and 45 credits with net par outstanding of $7,491.0 million and $6,513 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by ratings downgrades of mortgaged-backed credits, offset by transfers to case basis credit reserves for residential mortgage-backed credits that were in default.

Case basis credit reserves at June 30, 2008 and December 31, 2007 were comprised of 22 and 13 credits, respectively, with net par outstanding of $3,027.8 million and $1,359.4 million, respectively. The increase to the case basis credit reserves is primarily due to the default of several mortgage-backed transactions.

At June 30, 2008, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $565.6 million. Related future payments are $88.9 million, $173.9 million, $150.4 million, ($33.8) million and $66.8 million for 2008, 2009, 2010, 2011, and 2012, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2008 were $62.3 million and $111.3 million, respectively, an increase of 87% from $33.4 million in the three months ended June 30, 2007 and a decrease of 59% from $69.8 million in the six months ended June 30, 2007. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2008	2007	2008	2007
Gross underwriting and operating expenses	$53.9	$48.9	$92.6	$98.1
Net reinsurance commissions received	(3.9)	(7.5)	(9.5)	(15.6)
Operating expenses and reinsurance commissions deferred	0.7	(18.0)	2.9	(35.6)
Amortization of previously deferred expenses	11.6	10.0	24.9	22.9

Underwriting and operating expenses	$62.3	$33.4	$110.9	$69.8

The increase in gross underwriting expenses for the three months ended June 30, 2008 was primarily driven by higher consulting and legal costs related to the credit derivatives portfolio, partially offset by lower compensation costs and lower premium taxes. The decrease in gross underwriting expenses for the six months ended June 30, 2008 was mainly a result of lower compensation expense, primarily from lower stock compensation, prior year bonus accrual reversal and lower premium taxes, partially offset by higher consulting and legal expenses. Due to the recent decline in business writings, Ambac significantly reduced the level of expenses it defers to future periods. As a result, net underwriting expenses are not comparable, period to period.

Financial Guarantee Accounting Standard. On May 23, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of the Statement. Ambac will adopt SFAS No. 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which will be adopted in quarter ending September 30, 2008. See Note 11 “Future Appreciation of Accounting Standards” for additional information on impact of SFAS No. 163 on Ambac’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Services

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

During the first quarter 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its refocused business strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio.

Revenues. Revenues for the three and six months ended June 30, 2008 and 2007 were ($103.0) million and $(299.5) million, respectively, compared to $110.0 million in the three months ended June 30, 2007 and $228.5 million in the six months ended June 30, 2007, respectively.

The following table provides a breakdown of Financial Services revenues for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2008	2007	2008	2007
Investment income	$56.7	$107.9	$141.6	$213.9
Derivative products	(15.1)	2.5	(84.0)	6.1
Net realized investment (losses) gains	(142.0)	0.3	(311.8)	6.5
Net mark-to-market (losses) gains on total return swaps	(4.7)	(1.0)	(45.6)	2.2
Net mark-to-market gains (losses) on non-trading derivative contracts	2.1	0.3	0.3	(0.2)

Total Financial Services revenue	($103.0)	$110.0	($299.5)	$228.5

The decrease in investment income for the three and six months ended June 30, 2008 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased as a result of repayment of certain investment agreements upon Ambac Assurance’s downgrade and Ambac Assurance’s decision to terminate its ratings contract with Fitch, along with normal runoff following Ambac’s discontinuance of new investment agreement business. Lower interest rates resulted from the impact of declining benchmark interest rates on floating rate securities and a larger concentration of investments in short-term assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The decreases in derivative product revenues resulted primarily from turmoil in the short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). A decline in demand for variable-rate municipal debt has driven issue-specific rate resets to very high levels, thereby increasing Ambac’s payment obligations under the interest rate swaps resulting in a ($18.3) million and a ($35.0) million realized loss and a ($1.6) million and ($58.6) million mark-to-market loss for the three and six months ended June 30, 2008, respectively, on this portfolio. The realized losses resulted from rate resets during the period and the termination of several of these swap transactions.

During the three and six months ended June 30, 2008, net realized investment losses included other-than-temporary impairment write-downs in the investment portfolio of the investment agreement business. For the three and six months ended June 30, 2008, write-downs include (i) $99.1 million and $194.5 million, respectively, related to Alt-A mortgage-backed securities which management believes have experienced credit impairment; and (ii) $51.0 million and $133.1 million, respectively, in mark-to-market losses on securities identified which we do not have the intent to hold for a period of time sufficient to allow for recovery in market value. Also during the six months ended June 30, 2008 and 2007, Ambac received cash recoveries of $1.8 million and $6.2 million, respectively, on previously impaired assets resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

Net mark-to-market losses on total return swaps during the three and six months ended June 30, 2008 resulted primarily from the credit spread widening on the underlying monoline guaranteed securities, which is reflected in the fair value of the total return swaps. During the second quarter of 2008, Ambac terminated $169.0 million of total return swap contracts, whereby Ambac purchased the underlying bond at par value. These bonds are being held in the financial guarantee investment portfolio.

Expenses. Expenses for the three and six months ended June 30, 2008 were $61.2 million and $153.6 million, respectively, down 41% from $104.2 million in the three months ended June 30, 2007 and down 26% from $206.5 million in the six months ended June 30, 2007. Included in the above are interest expenses related to investment and payment agreements of $57.9 million and $146.9 million for the three and six months ended June 30, 2008, respectively, and $101.1 million and $200.1 million for the three and six months ended June 30, 2007, respectively. The decreases were primarily related to lower rates on a smaller volume of floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three and six months ended June 30, 2008 was $30.1 million and $54.5 million, respectively, up 36% from $22.1 million in the three months ended June 30, 2007 and up 32% from $41.4 million in the six months ended June 30, 2007. The increase is primarily attributable to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three and six months ended June 30, 2008 was $7.1 million and $23.2 million, respectively, an increase of 92% from $3.7 million for the three months ended June 30, 2007 and an increase of 236% from $6.9 million in the six months ended June 30, 2007. The increases are primarily due to higher legal expenses and higher contingent capital costs. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on the increases in the contingent capital costs.

Taxes. Income taxes for the three and six months ended June 30, 2008 were at an effective rate of 45.4% and 34.8%, respectively, compared to 25.4% and 25.9% for the three and six months ended June 30, 2007, respectively. The increase relates predominantly to the set up of a deferred tax valuation allowance against capital losses.

Deferred Tax Asset Valuation Allowance:

Ambac’s CDS portfolio experienced significant unrealized mark-to-market losses through June 30, 2008. A portion of those losses are only tax deductible upon realization, generating a significant deferred tax asset. As of June 30, 2008, Ambac’s deferred tax asset associated with the credit default swap business was $1.6 billion. Ambac’s remaining deferred tax assets related to credit losses on financial guarantee products of approximately $194 million and unrealized losses on securities of approximately $396 million, resulting in an overall deferred tax asset of $2.2 billion.

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

In the first quarter of 2008, Ambac completed an offering of common stock and equity units which likely resulted in a change of ownership as defined in IRC section 382. Ambac has no material net built in losses that are expected to be subject to the loss limitation provisions of IRC Section 382.

Ambac writes the majority of its CDS contracts on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Generally, losses on notional principal contracts are ordinary losses. In scheduling the realization of the currently non-deductible portion of these losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which these are anticipated to be realized and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect in Ambac’s financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The IRS has acknowledged that there is uncertainty with regards to the tax characterization of a credit default swap, and has indicated that it expects to issue guidance at some future date. Absent specific guidance, Ambac reached its own determination as follows:

Credit default swaps (“CDS contracts”) are financial instruments for which payments are determined by reference to some adverse “credit event” with respect to another financial “reference asset”. For federal tax purposes, CDS contracts are generally characterized as either insurance, notional principle contracts, or put options:

•

In a typical insurance policy, the credit protected party (“buyer”) enters into a policy with the credit risk protector (“seller”) under which the buyer agrees to pay fees in a lump sum or periodically to the seller. In return, the seller agrees to pay to the buyer the amount of any defaulted schedule payments on the reference asset. The contract provides that buyer own the referenced asset and seller is subrogated to the buyer’s rights upon default.

•

In a typical notional principal contract, the buyer enters into a credit default swap agreement under an ISDA standard form swap agreement with the seller, the terms of which coincide with the term of the reference asset. Buyer agrees to make periodic payments to the seller at specified intervals calculated by reference to objective financial information upon a notional principal amount for specified consideration or a promise to pay, which is contingent upon future credit events.

•

In a typical put option, the parties enter into a “ put option agreement” in which buyer pays a “put premium” in a lump sum or periodically to the seller in exchange for the right, exercisable upon a credit event, to sell to the seller the reference asset for its face amount. In such an event, the seller, as the new owner of the reference asset, has the right to proceed directly against the issuer of the reference asset. The credit event effectively terminates the contract.

Ambac began writing CDS contracts in 1999. Initially these contracts provided that upon a credit event, Ambac would pay buyer the face amount of the reference asset in return for actual physical delivery of the reference asset. These contracts were properly characterized as put options, with income on the premiums received deferred and recognized as capital gains when the contract lapses. This method of accounting for credit default swaps has been accepted by the IRS for calendar years 1999-2004.

Beginning in 2005, Ambac CDS contracts were significantly altered to adopt a “pay as you go” approach. The contracts call for the seller to make cash settlements to buyer in the event of failure of the referenced obligation to make any of a number of scheduled future payments. Cash settlement follows the payment schedule of the reference obligation in terms of amount and timing and does not terminate the contract. The conditions of settlement may be satisfied on any number of occasions. Buyer does not at anytime have any obligation to hold any part of the reference obligation, and is not required to transfer any obligation to seller at settlement. As such, the facts would indicate that “pay as you go” contracts should be characterized as notional principal contracts.

However, when Ambac began to write CDS contracts in a pay as you go format in 2005, Ambac continued to treat them as put options for federal income tax purposes, including deferring income recognition until the contract lapsed and characterizing income as a capital gain. With regard to the timing of income recognition (deferred vs. upon receipt/payment), Ambac has filed for a “change of accounting method” with the IRS for the tax year 2008 in order to properly recognize premium income when received, rather than deferring it. However, under current tax law Ambac must continue to defer income recognition from these CDS contracts on its tax filings until the IRS approves its “accounting method” change. Ambac experienced its first losses on these “pay as you go” contracts in 2007. Ambac will adopt an accounting method for these losses when it files its 2007 consolidated federal income tax

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

return (due September 15, 2008). With regard to the characterization of income/losses (capital vs. ordinary), the characterization of an item is a matter of fact which does not require IRS approval to change. Accordingly, since Ambac believes the facts clearly indicate that “pay as you go” contracts are notional principal contracts, as described above, we believe that we have properly characterized the income and losses on “pay as you go” contracts as ordinary. Nonetheless, in the event that the IRS were to ultimately decide that “pay as you go” contracts should be characterized as capital assets, a valuation allowance in excess of $2 billion would be required. The material losses in Ambac’s CDS portfolio relate to these “pay as you go” contracts.

Negative and Positive Evidence

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

Ambac’s major sources of potential future net profits are:

•	The unearned premium reserve of approximately $2.4 billion on existing policies in which the premium has already been collected will amortize into future income during the applicable period.

•	Contractual obligations of future installment premiums to be received of approximately $3.2 billion on contracts already written will generate income during the applicable period.

•

Future investment income (net future installment premium collections, reinvested cash flows, loss payments and operating expenses) on the insurance company’s existing portfolio of approximately $12 billion. Although Ambac has a significant tax exempt portfolio, under FAS 109, a tax planning strategy is available to switch the portfolio into taxable securities.

•	An appropriate forecast of expenses in future periods.

Ambac gave heavy weighting to the various negative indicators which raised concerns about its ability to write significant amounts of new business. Accordingly, in forecasting future taxable income, Ambac assumed that no new or renewal policies would be written. Significant weighting was given to the positive indicators of recognizing potential future premium earned on existing contracts (i) in which the premium was paid up front and (ii) in which the premium is anticipated in the future. The amount of installment premiums actually realized could be reduced in the future due to factors such as early termination of the contracts or accelerated prepayments of underlying obligations. Ambac regularly monitors terminations and accelerated payments and will reflect any impact in future quarters. The recent downgrade by S&P and Moody’s is not expected to have a material impact on future installment premium collections. Heavy weighting was also given to Ambac’s ability to generate future investment income on existing assets as adjusted for anticipated future cash flows, assuming a return equal to its current return

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

on assets. Ambac further recognized that future taxable income could be increased by selling its municipal portfolio and reinvesting in taxable securities. Although its municipal portfolio was in an unrealized gain position and taxable securities were yielding higher than municipal securities, presently, Ambac did not recognize any capital gain income or increased asset yield as a result of this strategy.

With respect to underwriting and operating expense, it was assumed that under a scenario in which no new business would be written, future operating expenses would be significantly reduced as a result of lower compensation costs.

During the six months ended June 30, 2008, Ambac had other than temporary impairment write downs of $290.6 million on mortgage related securities. These write downs will become tax deductible capital losses upon sale. Subsequent to the close of the quarter, Ambac entered into a termination agreement with regards to its Bespoke CDS contract, resulting in a $360 million tax loss. The termination of a notional principal contract results in a capital gain or loss. The tax law permits a 3 year carry-back and a 5 year carry forward of capital losses against capital gains. Ambac has generated $206.3 million of capital gains available in the carry-back period. In addition, Ambac has the ability if needed to trigger the realization of selected unrealized gains of $264.4 in its current investment portfolio. Since Ambac does not have sufficient capital gains in the applicable carry back and carry forward to offset its capital losses, a valuation allowance of $62.4 million was established.

Ambac has a FAS 115 unrealized gross loss in its portfolio of approximately $1.4 billion. Ambac has the intent and ability to hold these fixed income securities until maturity. Therefore, these unrealized losses and the related tax benefit will reverse over the life of the instruments.

The scheduling of the various projected future income and expense indicated an excess of $4.9 billion in anticipated future ordinary income over anticipated future ordinary losses leading Ambac to conclude that no valuation allowance was required on the ordinary portion of its deferred tax assets. However, Ambac will continue to analyze the need for a valuation allowance on a quarter to quarter basis. Since there is a limit to the amount of projected future income, there can be no assurance with regard to whether a valuation allowance will be needed in future quarters.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) cash on hand; and (iii) external financing. In January 2008, Ambac reduced its annual dividends paid to common stockholders from $0.28 per share to $0.04 per share. Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Based upon these tests, the maximum amount that will be available during 2008 for payment of dividends without regulatory approval by Ambac Assurance is $332 million. Additionally, no quarterly dividend may exceed the dividend paid in the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Ambac Assurance paid dividends of $109.3 million during the six months ended June 30, 2008.

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

be influenced by a variety of factors including adverse market changes, additional statutory net losses, insurance regulatory changes and changes in general economic conditions. Consequently, although management believes that Ambac will continue to have sufficient liquidity to meet its debt service and other obligations over the long term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock. If Ambac Assurance’s statutory net losses exceed approximately $500 million in 2008, Ambac Assurance will not be able to pay dividends to Ambac in 2009 without approval from the Wisconsin Insurance Commission. Ambac Assurance’s statutory net loss for the six months ended June 30, 2008 was approximately $460 million.

During the first quarter of 2008, Ambac raised $1.5 billion of capital ($1.4 billion after underwriting discounts and commissions and fees and expenses). That was comprised of $1.25 billion via an offering of approximately 185 million shares of common stock at $6.75 per share. Concurrent with that sale, Ambac raised $250 million through an offering of 5 million equity units at a price of $50 per unit. All of the net proceeds from that capital raise were contributed to Ambac Assurance, with the exception of $100 million which was maintained at the holding company to provide incremental holding company liquidity. At June 30, 2008, Ambac Financial Group had cash and short term investments of $168.6 million.

Ambac’s principal uses of liquidity are for the payment of interest on its debt (approximately $113.3 million annually), its operating expenses, income taxes, dividends on its shares of common stock (approximately $11.5 million annually) and capital investments in its subsidiaries.

The following table includes aggregated information about contractual obligations for Ambac. These contractual obligations impact Ambac’s and its subsidiaries’ short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments of Ambac’s long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	2008	2009	2010	2011	2012	Thereafter
Long-term debt obligations (1)	$56.7	$113.3	$113.3	$234.4	$76.2	$4,677.7
Investment agreement obligations (2)...	1,996.4	1,118.0	1,311.4	603.2	632.7	2,778.5
Payment agreement obligations	1.6	56.7	55.2	55.6	63.5	664.7
Operating lease obligations	4.9	9.9	10.3	10.2	10.2	63.7
Purchase obligations (3)	3.8	2.7	2.5	1.7	1.1	—
Post retirement benefits (4)	0.6	12.0	0.2	0.2	0.2	1.9
Loss and loss expense reserves(5)	115.1	371.6	269.8	141.7	120.7	972.3
Impairment on credit default swaps(6)	923.4	83.7	35.9	36.0	1,026.5	3,786.0
Other (7)	—	—	—	—	—	81.1

Claims Total	$3,102.5	$1,767.9	$1,798.6	$1,083.0	$1,931.1	$13,025.9

(1)	Includes principal of and interest on obligations.
(2)

Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.

(3)	Purchase obligations include various technology related maintenance agreements, rating agency fees and other outside services.
(4)	Amount primarily represents future benefit payments on the postretirement benefit plan for the next 10 years (unfunded).
(5)

The timing of expected claim payments for defaulted credits, is based on deal specific cash flow payments, excluding expected recoveries. These deal specific cash flow payments may be based on either contractual debt service, (e.g for fully defaulted corporate – type credits) or expected cash flows of the underlying transactions (e.g. for RMBS credits we utilize a market accepted software tool to estimate cash flow payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to footnote 3 of this Quarterly Report on Form 10-Q for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(6)

Impairment amounts on CDS contracts represent Ambac’s expected loss payments on such contracts. However, the timing of these payments may vary significantly from the amounts shown above. Included in 2008 is the settlement payment of $850.0 million of the AA Bespoke transaction. Refer to the Results of Operations section of this Form 10-Q for further discussion.

(7)	Includes $81.1 million of FIN 48 unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at June 30, 2008.

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

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations, net obligations under interest rate, total return and currency swaps, operating expenses and income taxes. During the first quarter 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its re-focused strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching of the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio. Management believes that its Financial Services long-term liquidity needs can be funded from net investment income, the maturity of invested assets, sales of invested assets and execution of repurchase agreements to Ambac Assurance or third parties, net receipts from swaps, and issuance of investment agreements. If Ambac Assurance is further downgraded, the liquidity needs of the Financial Services business cannot be satisfied without further support from Ambac Assurance. The consent of the Wisconsin Insurance Commissioner would be required for any such support.

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

CDOs of ABS could result in material early withdrawals on investment agreements associated with these transactions. Accordingly, the investment agreement business has been increasing its liquid assets, including short term investments, in anticipation of the early withdrawals. These unanticipated withdrawals could require Ambac to sell additional investment securities at a loss to the extent other funding sources are unavailable. As of June 30, 2008, $3.2 billion of contingent withdrawal investment agreements were issued to CDOs, of which $1.1 billion were related to CDOs with primarily RMBS underlying collateral. Of the $3.2 billion of contingent withdrawal investment agreements issued to CDOs, $0.8 billion relate to CDOs with EOD triggers that may give rise to a complete investment agreement withdrawal, of which $0.3 billion relate to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the investment agreements. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

In the event Ambac Assurance is further downgraded, Ambac may be required to post incremental collateral to its investment agreement and derivative counterparties, increasing liquidity risk. Please refer to the “Credit Ratings and Collateral” section below for a further discussion.

Credit Ratings and Collateral. Our insurance companies currently have a Aa3 financial strength ratings from Moody’s (with a negative outlook) and a AA financial strength rating from S&P (on credit watch negative). The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

Ambac has posted collateral of $2,186.7 million in connection with its outstanding investment agreements, including accrued interest, at June 30, 2008. In the event that Ambac Assurance is further downgraded, Ambac may be required to post incremental collateral to its investment agreement counterparties, introducing liquidity risk. The majority of the downgrade triggers are based on the lower of Moody’s or S&P rating levels. In addition, most investment agreements provide certain remedies, including a termination of the investment agreement contract, for the investment agreement purchaser in the event of a downgrade of Ambac Assurance’s credit rating, typically to A1 by Moody’s or A+ by S&P. In most cases Ambac is permitted to post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement. The Investment Agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac has posted collateral of $129.2 million under these contracts at June 30, 2008. Conversely, Ambac could receive collateral from a counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $82.8 million under these contracts at June 30, 2008. The thresholds afforded Ambac by swap dealers under existing collateral support agreements were reduced upon Ambac Assurance’s downgrade and accordingly resulted in Ambac posting additional amounts of collateral to the counterparty.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various partnerships. Assets underlying these lease transactions involve equipment used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provide one or more of the following financial products in these transactions: (i) debt funding (i.e. - loans), (ii) payment agreements and investment agreements, both of which serve as collateral to economically defease the debt and termination payments, respectively, of the lessees’ payment obligations, (iii) guarantees of third party debt and (iv) guarantees of termination payment obligations of the lessees. Ambac’s net par financial guarantee exposure to these transactions at June 30, 2008 is $1.7 billion.

These transactions expose Ambac to the following risks:

•

Ambac may have collateral posting requirements at various rating levels under the payment and investment agreements it has provided. Refer to the Liquidity and Capital Resources section of this Form 10-Q.

•

Under certain triggering events, the lessee may be obligated to make a termination payment to pay down the debt and equity portions of the lease transaction. The lessee will benefit from the defeasance collateral (i.e. payment agreements, investment agreements or other securities) to make such termination payments. To the extent a lessee fails to make a termination payment, Ambac would make a claim payment under its policy and Ambac should benefit from the defeasance collateral. Ambac would then be entitled to exercise the ownership rights in the leased assets that may include, among other rights, the right to dispossess the lessee and re-market the leased assets. Ambac believes that the leased assets are all essential to the lessee’s operations and that the value of the leased assets exceeds Ambac’s potential exposure under its guarantee policies. However, due to the nature of these assets, the timing of any recoveries is uncertain.

•

In six of these lease transactions, the lessee is required to replace Ambac as the financial guarantee provider as a result of Ambac’s recent credit rating downgrades. If the lessee fails to do so, this may result in a lease event of default and an early termination. Ambac’s estimated credit exposure to the termination payments on these six transactions, net of defeasance collateral, is approximately $840 million. If Ambac were required to make any claim payment, payments under the insurance policies are subject to a variety of term-out provisions such that payments could be made over time. Ambac would expect to recover amounts paid under its policy as a result of the exercise of ownership rights over the leased collateral noted above.

Ambac Capital Services enters into total return swaps. All of our total return swaps have collateral support agreements and may require us to pledge collateral as a result of a downgrade or in the event exposure limit losses exceed a predetermined threshold amount. In addition, a downgrade of our financial strength rating below specified levels would allow total return swaps counterparties to terminate certain agreements, resulting in a possible payment of a settlement amount. As of June 30, 2008, Ambac has not posted collateral on these transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

Ambac manages its liquidity risk through the maintenance of liquid collateral and other techniques. Ambac will meet the collateral requirements either by selling securities in the Financial Services investment portfolio in the market or, with consent of the Wisconsin Insurance Commissioner, to Ambac Assurance. Based on the previously described rating agency actions by Moody’s and S&P management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. Ambac can also enter into collateral swaps with external counterparties or with Ambac Assurance. In either case, securities transferred to Ambac Assurance must meet Ambac Assurance’s investment guidelines. Additionally, Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts. Decreases in the fair value of our investment portfolio under the current distressed credit market would reduce the amount of eligible collateral for Ambac to meet collateral requirements.

The following table summarizes the estimated collateral posting requirements of all the financial services products at each rating level, assuming immediate downgrades of Ambac’s financial strength rating, by either S&P or Moody’s at June 30, 2008:

(Dollars in millions) Change in Credit Ratings	Estimated Collateral Requirements	Estimated change in Collateral Requirements
AA-/Aa3 (Base scenario at current levels)	$3,177	$—

A+/A1	5,858	2,681

A/A2	7,193	4,016

A-/A3	7,027	3,850

The estimated amount due under terminations of investment agreements as a result of Ambac’s downgrade to current levels is $278 million at June 30, 2008. Such amounts, assuming further downgrades, would be: $632 million at A+/A1; $654 million at A/A2 and $842 million at A-/A3.

Ambac has entered into total return swap transactions on fixed income obligations that were previously guaranteed by other financial guarantors. Some of these total return swaps have incremental collateral triggers based on other financial guarantors’ financial strength ratings. Assuming a downgrade of those guarantors below Aa3/AA- by Moody’s or S&P, the incremental collateral requirement would be $6.7 million.

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

creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28 days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). When Ambac Assurance was downgraded below triple-A by Moody’s and S&P, the maximum rate increased to 200 bps over LIBOR. The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Each trust is rated A Credit Watch Negative by S&P, and A3 Negative Outlook by Moody’s. For the six months ended June 30, 2008 and 2007, Ambac Assurance incurred fees related to these perpetual put options of $6.5 million and $1.7 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

Certain institutions (the “Private Purchasers”) entered into a Private Placement Agreement, dated as of March 12, 2008, with Ambac, which amends, restates and replaces a Private Placement Letter, dated as of March 6, 2008, by and among Ambac and the Private Purchasers, pursuant to which the Private Purchasers purchased, on a private placement basis, 14,074,074 shares of Ambac’s common stock at a price of $6.75 per share. A registration statement was filed on June 4, 2008 on behalf of the Purchasers.

On March 6, 2008, Ambac Financial Group entered into an Underwriting Agreement related to the issuance and sale of up to 5,000,000 Equity Units of Ambac (the “Units”), by and among Ambac and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of several underwriters. Each Unit has a stated amount of $50 and initially consists of (a) a Purchase Contract on Ambac common stock issued by Ambac and (b) a 1/20th, or 5%, beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021. This transaction closed on March 12, 2008.

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

On January 17, 2008, Ambac and Ambac Assurance, as borrowers, and certain financial institutions amended the Amended and Restated Credit Facility (the “Amendment No. 1”). The Amendment No.1 amends Section 5.03 (a) concerning minimum net assets and the definition of “Total Capital” set forth in Section1.01 by excluding net mark-to-market (losses) gains on credit derivative contracts with the exception of the Impairment Value with respect to such losses. Impairment value represents Ambac’s after tax estimate of losses on credit derivative contracts.

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

The Credit Facility contains representations, warranties and covenants for this type of financing, including two financial covenants requiring Ambac to: (i) maintain a debt-to-total capital ratio, as defined in the credit facility, of not more than 30%, and (ii) maintain at all times net assets equal to or greater than $4,375 billion plus 25% of the prior fiscal year’s net income (if positive) commencing with fiscal year 2008, plus 50% of the net proceeds of any 2008 equity issuances, and 25% of the net proceeds of any equity issuances thereafter. The minimum net assets requirement as of June 30, 2008 is $4,956 billion. Ambac is currently out of compliance with the minimum net asset covenant by approximately $620 million. Failure to comply with the minimum net assets requirement is a default under the credit facility. Such default removes Ambac’s ability to drawdown under the credit facility. Ambac is requesting to enter discussions with the lender banks in an attempt to restructure and ensure access to the credit facility. The Credit Facility also provides for certain events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by Ambac or Ambac Assurance proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting Ambac or Ambac Assurance, defaults relating to other indebtedness, imposition of certain judgments and a change in ownership of Ambac and/or Ambac Assurance.

Balance Sheet. Total assets as of June 30, 2008 were $22.88 billion, down 3% from total assets of $23.57 billion at December 31, 2007. The decrease was primarily due to net unrealized losses in the investment portfolio, partially offset by cash generated from the capital raise in March. The increased net unrealized losses are due primarily to credit spread widening and impairment losses recognized on asset-backed securities within the investment agreement investment portfolio. As of June 30, 2008, stockholders’ equity was $1.94 billion, a 15% decrease from year-end 2007 stockholders’ equity of $2.28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

billion. The decrease was primarily the result of the net loss reported for the period and the increase in net unrealized losses within the investment agreement investment portfolio, partially offset by the March 2008 capital raise.

Ambac Assurance’s investment objectives for the Financial Guarantee portfolio are to achieve the highest after-tax return on a diversified portfolio of fixed income investments while protecting claims-paying resources and satisfying liquidity needs. The Financial Guarantee investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to (i) maintain sufficient liquidity to satisfy scheduled and unscheduled investment agreement maturities and withdrawals, (ii) closely match the term structure between assets and liabilities, and (iii) protect Ambac Assurance’s claims-paying resources while maximizing investment earnings relative to the cost of liabilities. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008		December 31, 2007
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$8,517.1	$8,589.8	$8,550.9	$8,763.8
Corporate obligations	720.3	710.7	768.3	783.7
Foreign obligations	299.6	311.8	303.7	317.4
U.S. government obligations	282.6	276.6	134.7	138.0
U.S. agency obligations	851.2	896.2	409.0	441.5
Mortgage-backed securities	4,215.4	3,076.0	4,460.6	4,116.1
Asset-backed securities	1,757.1	1,658.2	2,598.5	2,566.9
Short-term	1,490.7	1,490.7	879.0	879.1
Other	13.8	13.9	13.6	14.3

	18,147.8	17,023.9	18,118.3	18,020.8

Fixed income securities pledged as collateral:
U.S. agency obligations	45.3	44.0	210.6	241.3
Mortgage-backed securities	72.5	72.5	134.5	133.6

	117.8	116.5	345.1	374.9

Total	$18,265.6	$17,140.4	$18,463.4	$18,395.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2008 and December 31, 2007 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2008:
RMBS Mid-prime – First lien - Alt-A	$—	$1,796.8	$—	$1,796.8
U.S. Government sponsored enterprise mortgages	703.5	125.7	—	829.2
Credit cards	76.8	443.4	—	520.2
Student loans	—	565.5	—	565.5
Government National Mortgage Association	6.2	257.6	—	263.8
Structured insurance	—	140.2	—	140.2
CDO/CLO	4.8	71.6	—	76.4
RMBS – Second lien	62.8	123.4	—	186.2
RMBS – First lien – Prime	—	16.1	—	16.1
Auto	—	37.7	—	37.7
Aircraft securitizations	—	52.0	—	52.0
Other	72.4	250.2	—	322.6

Total	$926.5	$3,880.2	$—	$4,806.7

December 31, 2007
RMBS Mid-prime – First lien - Alt-A	$—	$2,879.5	$—	$2,879.5
U.S. Government sponsored enterprise mortgages	769.2	205.8	—	975.0
Credit cards	147.6	661.1	—	808.7
Student loans	—	703.2	—	703.2
Government National Mortgage Association	6.8	—	—	6.8
Structured insurance	—	157.8	—	157.8
CDO/CLO	5.6	169.2	—	174.8
RMBS – Second lien	—	161.9	—	161.9
RMBS –First lien – Prime	—	162.1	—	162.1
Auto	—	83.7	—	83.7
Aircraft securitizations	—	325.3	—	325.3
Other	—	377.8	—	377.8

Total	$929.2	$5,887.4	$—	$6,816.6

The weighted average rating of the mortgage and asset-backed securities is AA+ and AAA as of June 30, 2008 and December 31, 2007.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at June 30, 2008:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien —	First lien Prime	Total
2003 and prior	$—	$89.3	$—	$89.3
2004	43.1	—	—	43.1
2005	341.2	—	—	341.2
2006	682.5	20.7	—	703.2
2007	730.0	76.2	16.1	822.3

Total	$1,796.8	$186.2	$16.1	$1,999.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	June 30, 2008		December 31, 2007
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$2,821.3	$41.6	$223.8	$0.5
7 - 12 months	90.2	2.9	614.7	9.3
Greater than 12 months	515.1	30.2	633.4	8.4

	3,426.6	74.7	1,471.9	18.2

Corporate obligations in continuous unrealized loss for:
0 - 6 months	245.7	4.9	161.4	4.1
7 - 12 months	126.9	13.5	9.3	0.3
Greater than 12 months	48.5	6.9	53.8	6.0

	421.1	25.3	224.5	10.4

Foreign obligations in continuous unrealized loss for:
0 - 6 months	126.5	3.0	18.9	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	40.4	—

	126.5	3.0	59.3	0.1

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	256.5	9.4	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	256.5	9.4	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	388.2	5.6	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	9.1	0.1

	388.2	5.6	9.1	0.1

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	737.9	25.2	2,535.3	278.4
7 - 12 months	1,367.0	863.8	536.4	65.0
Greater than 12 months	433.1	255.9	730.4	9.8

	2,538.0	1,144.9	3,802.1	353.2

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	226.3	38.2	838.1	31.2
7 - 12 months	512.6	85.8	106.4	8.7
Greater than 12 months	16.7	2.3	22.0	3.1

	755.6	126.3	966.5	43.0

Other in continuous unrealized loss for:
0 - 6 months	0.9	0.1	1.2	0.1
7 - 12 months	1.0	0.3	—	—
Greater than 12 months	—	—	—	—

	1.9	0.4	1.2	0.1

Total	$7,914.4	$1,389.6	$6,534.6	$425.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at June 30, 2008 are primarily driven by (a) the uncertainty in the structured finance market, causing a lack of liquidity (primarily RMBS securities) and (b) the current interest rate environment. These mortgage-backed securities are predominantly rated AAA by the independent credit rating agencies. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $7,914.4 million that were in a gross unrealized loss position at June 30, 2008, below investment grade securities and non-rated securities had a fair value of $30.3 million and unrealized loss of $7.6 million, which represented 0.4% of the total fair value and as in the above table. Of the $6,534.6 million that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1.2 million and an unrealized loss of $0.1 million, which represented less than 0.1% of the total fair value as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued through 2008.

During the three and six months ended June 30, 2008, there were other-than-temporary impairment write-downs in the Financial Services investment portfolio. For the three and six months ended June 30, 2008, these write-downs included (i) $99.1 million and $194.5 million, respectively, related to Mid-prime Alt-A mortgage-backed securities which management believes have experienced some credit impairment and; (ii) $51.0 million and $133.1 million, respectively, in mark-to-market losses on securities identified which we do not have the intent to hold for a period of time sufficient to allow for recovery in market value. If expected losses in the collateral underlying the Alt-A mortgage-backed securities increase 30% we would record additional impairment of approximately $590.0 million. The Financial Guarantee investment portfolio recorded an other-than-temporary impairment write-down of $2.4 million during the three and six months ended June 30, 2008. There were no impairment write-downs during the three and six months ended June 30, 2007. The net investment gains in the six months ended June 30, 2007 in the Financial Services portfolio were primarily the result of the NCFE recoveries received.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at June 30, 2008 and December 31, 2007:

Rating (1) : June 30, 2008(2):	Financial Guarantee	Financial Services	Combined
AAA	58%	87%	69%
AA	32	6	23
A	9	6	8
BBB	<1	1	<1
Below investment grade	<1	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2007:
AAA	84%	91%	87%
AA	14	4	10
A	2	4	3
BBB	<1	—	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor or Moody’s ratings.
(2)

Approximately 10% and 9% of the decline from AAA in the combined ratings distribution is due to MBIA Insurance Corporation and Financial Guaranty Insurance Corporation downgrades by the rating agencies in the first half of 2008, respectively.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Utility and Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating
MBIA Insurance Corporation	$1,627.1	$52.0	$—	$1,679.1	AA-
Financial Security Assurance Inc	1,634.5	40.0	—	1,674.5	AA-
Financial Guaranty Insurance Corp	1,205.6	—	—	1,205.6	AA-
Ambac Assurance Corporation	204.3	50.9	125.8	381.0	BBB+

Total	$4,671.5	$142.9	$125.8	$4,940.2	AA-

Financial Services
MBIA Insurance Corporation	$24.3	$—	$214.7	$239.0	A+
Financial Security Assurance Inc	—	98.7	37.5	136.2	A
Financial Guaranty Insurance Corp	—	—	81.7	81.7	BBB
Ambac Assurance Corporation	24.2	—	204.4	228.6	A-
Assured Guaranty Corporation	—	—	60.1	60.1	BB

Total	$48.5	$98.7	$598.4	$745.6	A-

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash provided by operating activities was $114.7 million and $444.2 million during the six months ended June 30, 2008 and 2007, respectively. These cash flows were primarily provided by Financial Guarantee operations. The decrease in cash provided by operating activities is primarily due to lower net insurance premium receipts and higher claim payments. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash (used in) provided by financing activities was ($54.5) million and $495.9 million during the six months ended June 30, 2008 and 2007, respectively. Financing activities for the six months ended June 30, 2008 included net investment and payment agreement draws paid (net of investment and payment agreements issued) of $1,317.0 million and securities sold under agreements to repurchase of $99.9 million, partially offset by proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million. Financing activities for the six months ended June 30, 2007 included $182.7 million in net investment and payment agreements draws issued (net of investment and payment agreement draws paid), partially offset by the proceeds of the issuance of DISCs of $393.3 million.

Net cash used in investing activities was $78.5 million and $936.2 million during the six months ended June 30, 2008 and 2007, respectively. Investing activities for the six months ended June 30, 2008 included purchases of bonds of $3,016.4 million and net purchases of short-term securities of $611.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

million, partially offset from proceeds from the sale and maturity of bonds of $3,541.5 For the six months ended June 30, 2007, $1,861.1 million was used to purchase bonds and loans, partially offset by proceeds from sales and maturities of bonds of $1,135.0 million.

Net cash (used in) provided by operating, investing and financing activities was ($18.3) million and $3.9 million during the six months ended June 30, 2008 and 2007, respectively.

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

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities. Ambac’s Executive Risk Management Committee (“ERMC”) employs various procedures and controls to monitor and manage credit risk. The ERMC is comprised of senior risk professionals and senior management of Ambac. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

All financial guarantees issued are subject to a formal credit underwriting process. Various factors affecting the creditworthiness of the underlying obligation are evaluated during the underwriting process. Senior credit personnel approve all transactions prior to issuing a financial guarantee. Subsequent to the issuance of a financial guarantee or credit derivative, surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $579.2 million from its reinsurers at June 30, 2008. The largest reinsurer accounted for 5.7% of gross par outstanding at June 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

As of June 30, 2008, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $81,193 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2008 and its rating levels as of August 7, 2008:

Reinsurers	Standard & Poor’s rating	Credit watch	Moody’s rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(3)
Assured Guaranty Re Ltd	AA	Stable	Aa2	Review for downgrade	39.95%	—
Radian Asset Assurance Inc (1)	A	CWN	A3	Negative Outlook	15.03%	—
RAM Reinsurance Company Ltd. (1)	AA	Negative Outlook	A3	Review for downgrade	9.91%	—
Swiss Reinsurance Co.	AA-	Stable	Aa2	Stable	9.37%	—
BluePoint Re Ltd (1)	A	Negative Outlook	A2	Review for downgrade	6.84%	—
Assured Guaranty Corporation	AAA	Stable	Aaa	Review for downgrade	5.04%	1,846
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	5.44%	—
MBIA Insurance Corporation	AA	CWN	A2	Negative outlook	4.59%	—
Financial Security Assurance Inc	AAA	Negative Outlook	Aaa	Review for downgrade	1.60%	—
Syncora Guarantee Re Ltd.(1)	BBB-	CWN	B2	Review for downgrade	1.13%	—
Other(2)					1.10%	—

Total					100.00%	$1,846

(1)	Reinsurer was downgraded in 2008 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Included in “Other” are reinsurers with less than 1% of total par ceded. The aggregate of these reinsurers represent a weighted-average rating of BBB based on the lower of S&P and Moody’s.
(3)

Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, less ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable index rates relative to issue specific or tax-exempt index rates) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The results of this effort are reported to the ERMC. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the yield curve, “Value-at-Risk” (“VaR”) and changes in credit spreads. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and derivative contracts used for hedging purposes.

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.07 million and $0.15 million at June 30, 2008 and December 31, 2007, respectively.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the six months ended June 30, 2008 and year ended December 31, 2007, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $0.7 million and $0.4 million, respectively. Ambac’s VaR ranged from a high of $1.4 million to a low of $0.3 million in the six months ended June 30, 2008 and from a high of $0.9 million to a low of $0.3 million in 2007. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. The variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The significant majority of the underlying bonds are wrapped by Ambac Assurance. The current dislocation in the credit markets and the recent rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in mark-to-market losses. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps immediately increased 300bps for a one year period, we would recognize additional mark-to-market losses of approximately $21.1 million at June 30, 2008. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains of approximately $115.0 million. In certain transactions one or more of these triggering events have in fact occurred. In the first half of 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $672 million as of June 30, 2008.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of June 30, 2008 by asset type ($ in millions):

	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding(1)	$26,298	$2,462	$21,482	$13,206	$63,448
Net asset (liability) fair value	(4,669)	(1,476)	(327)	(328)	(6,800)

(1)

Par amounts do not include outstanding commitments to provide guarantees. Certain financial guarantee commitments relate to potential increases in funding levels for existing credit derivative exposures or otherwise require fair value accounting. The amount of such outstanding commitments was $5,132 million at June 30, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on commitments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in reference obligation spreads at June 30, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(2,975)	$(120)	$(896)	$(778)	$(4,769)	$(11,569)
250 basis point widening	(1,487)	(60)	(448)	(389)	(2,384)	(9,184)
50 basis point widening	(298)	(12)	(89)	(78)	(477)	(7,277)
Base scenario	—	—	—	—	—	(6,800)
50 basis point narrowing	291	12	90	68	461	(6,339)
250 basis point narrowing	1,434	60	291	224	2,009	(4,791)
500 basis point narrowing	2,861	120	308	272	3,561	(3,239)

Also included in the fair value of credit derivative liabilities beginning with the adoption of FAS 157 effective January 1, 2008, is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Before the adoption of FAS 157, Ambac utilized a discount rate based exclusively on current LIBOR rates. Incorporating Ambac spreads into the determination of fair value at June 30, 2008, has resulted in a $6,810 million reduction to the credit derivatives liability. Ambac credit default swap spreads narrowed significantly since June 30, 2008. Using July 31, 2008 Ambac Assurance credit spreads, the June 30, 2008 credit derivatives liability would have been increased by $2,212 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and total return swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at June 30, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)
	CDO of ABS>25% RMBS					Total Estimated
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Unrealized Gain (Loss)
2000 basis point widening	1,851	170	98	87	2,206	(4,594)
1000 basis point widening	1,136	97	57	51	1,341	(5,459)
500 basis point widening	640	52	31	28	751	(6,049)
Base scenario	—	—	—	—	—	(6,800)
500 basis point narrowing	(846)	(61)	(37)	(35)	(979)	(7,779)
1000 basis point narrowing	(2,000)	(131)	(84)	(79)	(2,294)	(9,094)
2000 basis point narrowing	(5,912)	(316)	(213)	(217)	(6,658)	(13,458)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily directly or indirectly with sub-prime RMBS securities. In 2008, the independent rating agencies have continued to downgrade mortgage-backed and CDO of ABS securities, including many of the securities underlying our credit derivatives. Additionally, general market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have continued to decline, particularly with respect to CDO of ABS exposures. We expect price volatility to continue until uncertainty regarding the sub-prime sector and credit markets in general is reduced.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. See additional discussion in “Liquidity and Capital Resources” section.

Operational Risk. Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

•	Internal Fraud - misappropriation of assets, intentional mismarking of positions,

•	External Fraud - theft of information, third-party theft and forgery,

•	Clients, Products, & Business Practice - improper trade, fiduciary breaches,

•	Damage to Physical Assets - vandalism,

•	Business Disruption & Systems Failures - software failures, hardware failures and

•	Execution, Delivery, & Process Management - data entry errors, accounting errors, failed mandatory reporting, negligence.

Ambac mitigates operational risk through the maintenance of current control documentation and the performance of control procedures surrounding transaction authorization, confirmation, booking and settlement. Additionally, internal audits and control reviews are performed throughout the year to help validate the ongoing design and operating effectiveness of the internal controls over financial reporting (ICOFR) and other controls determined to be key to Ambac’s operations.

Ambac tests critical systems (and their backup), and maintains a disaster recovery site in upstate New York as part of its Disaster Recovery Plan. This remote hot-site facility is complete with user work stations, phone system, data center, internet connectivity and a power generator, capable of serving the needs of the disaster recovery team to support all business segment operations. The plan, facility and systems are revised and upgraded where necessary, and user tested annually to confirm their readiness.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 3 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 1.	Legal Proceedings.

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include Reimer v. Ambac Financial Group, Inc., et al. (filed on or about January 16, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 411), which purports to be brought on behalf of purchasers of Ambac’s common stock from October 19, 2005 to November 26, 2007. The suit alleges, among other things, that the defendants issued materially false and misleading statements regarding our business and financial results related to guarantees of CDO and MBS transactions. Three other suits, Babic v. Ambac Financial Group Inc. et al. (filed on or about February 7, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1273), Parker v. Ambac Financial Group, Inc. et al (filed on or about February 22, 2008 in the United States District Court for the Southern District of New York, case No. 08 CV 1825) and Minneapolis Firefighters’ Relief Association v Ambac Financial Group, Inc. et al. (filed on or about February 26, 2008 in the United States District Court for the Southern District of New York, Case No. 08 CV 1918) make substantially the same allegations as the Reimer action. In March 2008, certain plaintiffs filed motions for appointment as lead plaintiff, approval of their selection of counsel as lead counsel for the class, and consolidation of the four class actions. On May 9, 2008, the court appointed as lead plaintiff the “U.S. Public Pension Funds,” which consists of the Public Teachers’ Pension & Retirement Fund of Chicago, the Arkansas Teacher Retirement System, and the Public Employees’ Retirement System of Mississippi; appointed Bernstein Litowitz Berger & Grossman LLP and Kaplan Fox & Kilsheimer LLP as lead co-counsel for the class; and consolidated the four class actions under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. A consolidated amended complaint is currently due in the consolidated securities class action on August 22, 2008. On or about July 24, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District Court for the Southern District of New York by Kaplan Fox & Kilsheimer LLP. This suit purports to be brought on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007. The suit names as defendants the Company, Ambac Assurance Corporation, the underwriters for the DISCS offering, and certain present and former directors and officers of the Company. The suit alleges, among other things, that the Registration Statement pursuant to which the DISCS were offered contained material misstatements and omissions in violation of the securities laws. Counsel in this suit have indicated that they intend to incorporate its claims and allegations into the consolidated amended complaint forthcoming in the consolidated securities class action.

Various shareholder derivative actions have been filed against certain present and former officers and directors of Ambac, and Ambac as a nominal defendant. The suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions and defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854 (Rubery v. Callen, et al. (filed on or about January 23, 2008, case No. 08 CV 854); Clark v.

PART II - OTHER INFORMATION (Continued)

Callen et al. (filed on or about January 24, 2008, case No. 08 CV 856); Yaokasin v. Callen et al. (filed on or about February 8, 2008, case No. 08 CV 1312)); on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521 (Wayne County Employees’ Retirement System v. Callen et al. (filed on or about February 1, 2008, C.A. No. 3521) and Trustees of the Police and Fire Retirement System of Detroit v. Callen et al. (filed on or about February 13, 2008, C.A. No.3541)); on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims, including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; and (iii) two actions filed in the Supreme Court of the State of New York, New York County (Operative Plasters & Cement Masons Local 262 Pension & Annuity Funds v. Callen et al. (filed on or about February 15, 2008, Index No. 650050/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; Leone v. Callen et al. (filed on or about February 25, 2008, Case No. 650053/2008E) asserts violation of state law, including breaches of fiduciary duties, gross mismanagement, abuse of control and waste). On July 15, 2008, the Company and the individual defendants named in the consolidated Delaware shareholder derivative action moved to dismiss or stay that action in favor of the first-filed shareholder derivative actions in the United States District Court for the Southern District of New York. The Company and the individual defendants also, in the alternative, moved to dismiss the consolidated Delaware shareholder derivative action for want of demand and failure to state a claim upon which relief can be granted.

Ambac has been named in lawsuits recently filed by the City of Los Angeles, California (“Los Angeles”) and the City of Stockton, California (“Stockton”), respectively. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles and Stockton have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products. The Company believes that it has substantial defenses to the claims raised in these lawsuits and intends to defend itself vigorously; however, the Company is not able to predict the outcome of this action.

Ambac has been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand bonds (“VRDBs”) which were insured by Ambac Assurance and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDBs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Service, LLC (“AFS”) with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guaranty insurance policy and that this alleged inability to perform has

PART II - OTHER INFORMATION (Continued)

cost New Orleans additional interest costs on the bonds and (2) AFS improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

In addition to the lawsuits described above, Ambac has also been named in lawsuits brought by issuers of Ambac-insured auction rate securities (“ARS”) and variable rate demand bonds (“VRDBs”). These issuers allege, inter alia, that they incurred increased interest costs in respect of their ARS and /or VRDBs as a result of misrepresentations by Ambac with respect to its financial position and exposures to mortgage backed securities and collateralized debt obligations.

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by the Rating Agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between the Rating Agencies and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits.

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows.

Item 1A - Risk Factors

Ambac has updated certain risk factors it previously disclosed in its Form 10-K for the year ended December 31, 2007. The updated risk factors are listed below. References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac and Ambac Assurance Corporation, as the context requires.

PART II - OTHER INFORMATION (Continued)

We may not be successful in relaunching Connie Lee.

Ambac Assurance expects to receive approval from the Office of the Commissioner of Insurance for the State of Wisconsin to capitalize Connie Lee, a subsidiary, which would allow it to begin writing financial guarantee insurance. Although we have been in discussions with Moody’s and Standard & Poor’s in pursuit of a triple-A financial strength rating for Connie Lee, there can be no assurances that it will be able to receive such a rating. If we are unsuccessful in launching Connie Lee, including as a result of a failure to receive triple-A ratings, a lack of interest from clients or otherwise, we may continue to be unable to write new business.

Characterization of losses on CDS portfolio as capital losses for U.S. federal tax purposes could result in a substantial reduction of a deferred tax asset.

Ambac’s CDS portfolio experienced significant mark-to-market losses as of June 30, 2008. A portion of these losses are only tax deductible upon realization, generating a significant deferred tax asset. As of June 30, 2008, Ambac’s deferred tax asset associated with the CDS business was $1.6 billion.

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

Ambac writes the majority of its CDS contracts on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Generally, losses on notional principal contracts are ordinary losses. In scheduling the realization of these ordinary losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which these losses are anticipated to be realized and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide the “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take a valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect on Ambac’s financial condition.

Further, any loss directly attributable to the termination of a credit default swap as a result of a payment to extinguish or assign all or a part of the remaining rights and obligations thereunder may be treated as capital loss. Ambac is considering loss remediation techniques relating to certain CDS contracts and may enter into agreements with counterparties to modify these contracts. Depending on the terms and conditions of a modification, it may result in a termination of the CDS contract for US tax purposes and have an adverse impact on the deferred tax asset.

PART II - OTHER INFORMATION (Continued)

As a result of market conditions, rating agency actions and investor concern with respect to our financial position, our ability to write new business has been severely limited since November 2007, and we have written virtually no new business thus far in 2008.

In the first half of 2008, we booked only a de minimis amount of new business. There can be no assurance that our business will improve or return to normal (or better) levels or, if they do improve, as to the timing of such improvements or return to normal levels.

The downgrade of our financial strength rating by S&P and Moody’s and the placement of them on negative outlook by Moody’s and Credit Watch Negative by S&P has had a material adverse effect on our competitive position and our ability to write new business. A further downgrade of the financial strength rating of Ambac Assurance would materially adversely affect our business and prospects and, consequently, our results of operations, financial condition and liquidity.

Ambac Assurance’s ability to attract new business and to compete with other financial guarantors has, to date, been highly dependent on the triple-A financial strength ratings assigned to it by the rating agencies. Historically, our insurance companies have held triple-A financial strength ratings from Moody’s and S&P. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guaranty industry. In late December, following the rating agency reviews, Ambac’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s. On January 16, 2008, Moody’s put Ambac Assurance’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac’s insurance financial strength rating to AA, Credit Watch Negative. In addition, on January 18, 2008, S&P put Ambac Assurance’s AAA rating on Credit Watch Negative. On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple-A rating, but kept it on Credit Watch Negative. On March 12, 2008, Moody’s and S&P reaffirmed Ambac Assurance’s triple-A ratings. On April 24, 2008, Moody’s reaffirmed Ambac Assurance’s triple-A rating (with “negative outlook”) after Ambac announced its first quarter earnings. On June 5, 2008 S&P downgraded Ambac Assurance’s financial strength rating to AA and placed on Credit Watch Negative and on June 19, 2008, Moody’s downgraded it to Aa3 with negative outlook.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to write only a limited amount of new financial guarantee business since November 2007 and we have written virtually no new business thus far in 2008. Any further downgrade in our financial strength ratings could have a material adverse effect on our long-term competitive position our liquidity and our prospects for future business. See Part I, Item 1, “Business—Rating Agencies” Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q.

PART II - OTHER INFORMATION (Continued)

A further downgrade of the financial strength rating of Ambac Assurance would result in significant collateral-posting obligations in respect of investment agreements and interest rate swap and currency swap transactions, and/or withdrawals or terminations of such transactions.

Most investment agreements and interest rate swap and currency swap transactions provide certain remedies to the counterparty in the event of a downgrade of Ambac Assurance’s financial strength rating, typically to A1 by Moody’s or A+ by S&P. In most cases, we are required to post collateral or otherwise enhance our credit. These collateral-posting obligations could have a material adverse effect on our liquidity. Additionally, it is likely that Ambac Assurance would need to lend or contribute investment assets or cash to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such loans or contributions would be subject to the prior consent of the Office of the Commissioner of the State of Wisconsin; there can be no assurance that we would obtain such consent. If we fail to post collateral as required or if Ambac Assurance’s financial strength rating is downgraded below A3 by Moody’s or A+ by S&P, counterparties are entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity and lead to further downgrades. See Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q.

Ultimate actual claim payments on our CDO of ABS, CDO-squared and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.

For the year ended December 31, 2007, and the six months ended June 30, 2008, Ambac reported a total of $6.0 billion and $0.8 billion, respectively, of mark-to-market losses on credit derivative exposures, including estimated credit impairment totaling approximately $3.1 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”) and “CDO squared” transactions which are backed by CDO of ABS transactions comprised of Subprime MBS that have been internally downgraded to below investment grade. An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not estimate impairment for performing credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS, CDO squared and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our financial position possibly materially and adversely.

PART II - OTHER INFORMATION (Continued)

Various third-party market participants have made estimates of our losses, estimates of credit impairments and mark-to-market losses that in some cases materially exceed the amounts we have reported.

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

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, branches by the issuer of representations and warranties. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for performing credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 3 of this Quarterly Report of Form 10-Q.

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

Changes in the rating agencies capital models and rating methodology, whether resulting from further losses or uncertainty in the mortgage market or other factors, could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place incremental stress on our ratings.

Changes in the rating agencies’ capital models and rating methodology with respect to financial guarantee insurers could also impose limitations on the areas and amount of new financial guarantee business in which we engage.

In addition, changes in the rating agencies’ capital models or rating methodology applied to issuers could further adversely affect our business results and prospects. For example, ratings agencies could begin to rate municipal bond issuers on the significantly less stringent rating scales currently applied to rate corporate bonds. In such case, many municipal issuers whose bonds might have been lower rated on the municipal scale might receive a triple-A rating on the corporate scale, possibly adversely affecting the demand for, and pricing of, financial guarantee insurance for such bonds.

PART II - OTHER INFORMATION (Continued)

A downgrade of our long term credit ratings could adversely affect our liquidity and increase our borrowing costs.

Our long-term senior unsecured debt is rated “A” Credit Watch Negative by S&P and “A3” “negative outlook” by Moody’s.

On December 14, 2007, Moody’s affirmed our Aa2 long-term senior debt rating. On December 19, 2007, S&P affirmed our AA long-term senior unsecured debt rating with a negative outlook. On January 16, 2008, Moody’s placed our Aa2 long-term senior unsecured debt rating on review for possible downgrade. On January 18, 2007, S&P placed our AA long-term senior unsecured debt rating on Credit Watch Negative. On February 25, 2008, S&P affirmed our AA long-term senior unsecured debt rating, which remained on Credit Watch Negative, and reaffirmed such AA rating, Credit Watch Negative, on March 5, 2008. On February 29, 2008, Moody’s stated that it is continuing its review for possible downgrade, and on March 5, 2008, Moody’s affirmed Aa2 long-term senior unsecured debt rating, which remained on review for possible downgrade. On March 12, 2008, S&P affirmed our AA negative outlook senior unsecured debt rating, Moody’s downgraded our Aa2 senior unsecured debt rating to Aa3 negative outlook. On June 5, 2008, S&P downgraded our long-term senior debt rating from AA to A credit watch negative, and on June 19, 2008, Moody’s downgraded it from Aa3 to A3.

Our access to external sources of financing, as well as the cost of that financing, has been adversely affected by a deterioration of our long-term debt ratings. Long-term debt ratings are influenced by a number of factors, including, but not limited to: financial leverage on an absolute basis or relative to our peers, the composition of the balance sheet and/or capital structure, material changes in earning trends and volatility, inability to dividend monies from Ambac Assurance and our competitive position. Material deterioration in any one or a combination of these factors could result in a further downgrade of our credit ratings, thus increasing the cost of and/or limiting the availability of unsecured financing. Moreover, if our need for capital arises because of significant losses, the occurrence of these losses may make it more difficult for us to raise the necessary capital. If we cannot obtain adequate capital on favorable terms or at all, our business, operating results and financial condition would be adversely affected.

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay dividends and make other payments.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay dividends on our capital stock, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Adverse business circumstances or changes in regulatory policy could impact Ambac Assurance’s ability to pay us dividends in an amount sufficient for us to pay dividends on our capital stock. Ambac Assurance reported a reduction in policyholders’ surplus of $380.7 million on a statutory basis for the year ended December 31, 2007. Additionally, Ambac Assurance reported a statutory net loss for the first half of 2008. Because of the regulatory tests applicable to the payment of extraordinary dividends, the amount of dividends that may be paid by Ambac Assurance to us without regulatory consent would be reduced as a result of this reduction in policyholders’ surplus and/or statutory net losses. The amount of dividends that we expect Ambac Assurance to pay to us in 2008 does not

PART II - OTHER INFORMATION (Continued)

constitute an extraordinary dividend and therefore no regulatory consent would be required for the payment of such non-extraordinary dividends. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and/or raise capital or otherwise have a material adverse effect on our operations. See Part I, Item 1 “Business—Insurance Regulatory—Dividend Restrictions—Wisconsin” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

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

As of June 30, 2008, we have credit exposure to our reinsurance counterparties through reinsurance contracts of approximately $81.2 billion or 14% of our gross par outstanding. No single reinsurance counterparty represents more than 15% of the $81.2 billion in par ceded, except for Assured Guaranty Re Limited and Radian Asset Assurance Inc., to which we have reinsured $32.4 billion and $12.2 billion of par respectively. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to us. In addition, downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, and could therefore result in a downgrade of our own credit ratings. The ratings agencies currently are reviewing the monoline financial guaranty reinsurers. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, “Credit Risk” in this Quarterly Report on Form 10-Q. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q, for additional information on the financial strength ratings of Ambac’s reinsurers as well as the amount of amounts due from such reinsurers that are not secured by collateral.

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

PART II - OTHER INFORMATION (Continued)

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

Transactions within Ambac Assurance’s insured RMBS and CDO portfolios also may be downgraded, placed on watch or subject to other actions by the rating agencies that have granted Ambac Assurance its financial strength ratings. Such ratings or other actions could require Ambac Assurance to maintain a material amount of additional capital to support the exposures it has insured. This could require us to:

•	Raise additional capital, if available, on terms and conditions that may be unfavorable;

•	Curtail the production of new business; or pay to reinsure or otherwise transfer certain of its risk exposure.

RMBS and CDOs of ABS exposures which we have written in the form of CDS are subject to FAS 133, which requires that these transactions be recorded at fair value. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in the estimated fair values of these CDS can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (including those described above) actual impairment of those transactions and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

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

PART II - OTHER INFORMATION (Continued)

Our recently announced intention to suspend or discontinue our activities and to revise our underwriting criteria in the structured finance sector and to discontinue our activities in Financial Services will adversely affect our business results and future earnings relative to historical levels.

As described more fully above in Item 2, Management’s Discussion and Analysis, “Business Restructuring”, we have made a number of changes to our businesses. As a result, certain businesses in which we formerly operated have been suspended or discontinued, and other businesses de-emphasized or subject to new limitations. These changes will result in decreased revenues, credit enhancement production and net income relative to historical levels and decreased cash flow to meet our obligations. In addition, we may make additional changes to our business in response to market conditions or as our management determines is appropriate. There can be no assurance that these changes will be deemed sufficient by the rating agencies to maintain our ratings or that we will be able to replace the loss of business production with our on-going businesses. Further, these changes could lead to certain disruptions in our on-going businesses. Management time and attention will be diverted to managing these changes rather than concentrating fully on running the on-going businesses and our employees may be distracted.

Revenues would be adversely impacted due to a decline in realization of installment premiums.

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Such a reduction would result in lower revenues.

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

PART II - OTHER INFORMATION (Continued)

portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

Decreases in prevailing interest rate levels can adversely affect the demand for, and pricing of, financial guarantee insurance, since lower absolute interest rates have historically tended to reduce credit spreads and, therefore, the savings realized by issuers by using our core product. Additionally, decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned in respect of these transactions. Decreases in prevailing interest rates may also limit growth of or reduce investment income.

Adverse publicity has affected demand for financial guaranty products.

As a result of the uncertainty regarding the financial stability of financial guarantors (including ourselves), the proportion of newly issued public finance obligations which are insured has dropped dramatically recently. Recently,, certain municipal issuers have reduced their use of insurance for new issues, or indicated their intent to do so. This trend, if continued, could have an adverse affect on, new business public finance production for the financial guarantee industry, including Ambac.

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

In light of the recent developments described above in Item 2, Management’s Discussion and Analysis, “Business Restructuring,” Ambac Assurance has been placed at a competitive disadvantage in all three of the financial guarantee markets: public finance, structured finance and international. In particular, it has been placed at a significant disadvantage to two of its competitors, Financial Security Assurance Inc. (“FSA Guarantee”) and Assured Guaranty, which are the only principal competitors in the financial guarantee market who currently retain triple-A financial strength ratings by all three of the major ratings agencies.

Additionally, we could encounter additional competition in the future from new entrants to the financial guarantee insurance market. For example, Berkshire Hathaway ia a new entrant into the financial guarantee business. See Part I, Item 1, “Business—Competition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

In addition, our performance is largely dependent on the talents and efforts of highly skilled individuals. Our business could be adversely affected if we are unable to attract new employees and retain and motivate our existing employees.

PART II - OTHER INFORMATION (Continued)

Adequate capital support and liquidity may not be available.

Financial guarantee insurers, including Ambac Assurance, typically rely on reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital.” The ratings of soft capital providers directly affect the level of capital credit which the rating agencies attribute to the financial guarantee insurer when rating its financial strength. We intend to maintain soft capital facilities with providers having ratings adequate to provide the desired capital credit, although no assurance can be given that one or more of the rating agencies will not downgrade or withdraw the applicable ratings of such providers in the future. In addition, we cannot assure that an acceptable replacement provider would be available in that event. Reductions by the rating agencies in the amount of capital credit that we receive in respect of soft capital facilities would require us to procure additional capital sources, potentially at higher costs.

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

FAS 133 requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the ultimate outcome of subprime mortgage losses and the quality of high yield corporate loans, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations) and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

Changes to accounting rules relating to the financial guarantee industry could have a material adverse affect on us and our industry.

On May 23, 2007, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60, Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises,

PART II - OTHER INFORMATION (Continued)

applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008.

Under the new standard, Ambac believes that the cumulative effect of initially applying the provisions of SFAS No. 163 to our financial guarantee policies could have a material adverse effect on our financial statements. However, it is not possible to quantify those effects at this time because SFAS No. 163 involves significant changes to current accounting practice which we are currently in the midst of implementing. Furthermore, we believe various provisions of the new standard will have offsetting financial statement effects, further described below, which pose additional challenges in trying to quantify. Ambac continues to evaluate the standard’s impact on revenue recognition, claim liabilities and deferred acquisition costs on its financial statements.

Under the new standard, Ambac will be required to recognize premium revenue, for both upfront and installment paying policies, based on applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as a level-yield approach). Ambac believes the implementation of SFAS No. 163 will likely result in the following impact to premium revenue recognition: i) a deceleration in the earnings pattern of upfront paying policies, whose premium earnings are currently recognized over the term of each maturity and ii) an acceleration in the earnings pattern of installment paying policies due to the accretion of the discount, which equates to the difference between gross installment premiums and the present value of installment premiums. The new standard also requires claim liabilities to be recognized to the extent estimated net claim losses exceed unearned premium revenue. Ambac currently records claim liabilities without regard to unearned premium revenue and therefore believes the new standard will result in lower claim liability recognition.

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

PART II - OTHER INFORMATION (Continued)

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

In recent months, the New York Insurance Department and other governmental officials have expressed concern that participants in the financial guarantee industry, including Ambac, take actions to augment their capital and maintain credit ratings and warned that, in the absence of such actions, regulatory action may be necessary to protect policyholders. Insurance regulatory authorities’ responsibility is to protect policyholders, not shareholders. Accordingly, there can be no assurance insurance regulators or other authorities will not take actions that are adverse to the interests of our shareholders.

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

PART II - OTHER INFORMATION (Continued)

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

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of

PART II - OTHER INFORMATION (Continued)

issuers of investment assets and/or financial guarantee insurers which insure investment assets; and foreign exchange movements which impact investment assets. At June 30, 2008, approximately 33% of our investment portfolio is insured by financial guarantors, including Ambac. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2008, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2008.

Based on the previously described rating agency actions, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. Additionally, certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicate probable losses for a few of these investments. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part II, Item 7—Results of Operations—Financial Services, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information, and Note 6 of this Quarterly Report of Form 10-Q. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at June 30, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2008:
Fixed income securities:
Municipal obligations	$8,517,128	$147,378	$74,728	$8,589,778
Corporate obligations	720,340	15,667	25,306	710,701
Foreign obligations	299,558	15,150	2,951	311,757
U.S. government obligations	327,924	2,036	9,364	320,596
U.S. agency obligations	851,225	50,554	5,572	896,207
Mortgage-backed securities	4,287,887	5,531	1,144,909	3,148,509
Asset-backed securities	1,757,054	27,493	126,376	1,658,171
Short-term	1,490,717	—	—	1,490,717
Other	13,759	591	414	13,936

Total investments	$18,265,592	$264,400	$1,389,620	$17,140,372

To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the June 30, 2008 fair values shown in the above table.

PART II - OTHER INFORMATION (Continued)

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

PART II - OTHER INFORMATION (Continued)

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

In connection with the March 2008 Common Stock Offering, the Equity Units Offering and/or other transactions in our shares from time to time, we likely experienced an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, our ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or our ability to continue to reflect the associated tax benefits as assets on our balance sheet, may be limited. We have concluded that these limitations are unlikely to have any material tax or accounting consequences. However, this conclusion is based on a variety of assumptions, including our estimates regarding the amounts and timing of certain deductions and future earnings, any of which could be incorrect. Accordingly, there can be no assurance that these limitations would not have an adverse effect on our results of operations or that such adverse effects would not be material.

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

PART II - OTHER INFORMATION (Continued)

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

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac also has been named in several lawsuits relating to transactions entered into by its financial guarantee subsidiary and its financial services businesses. In addition, Ambac has received various regulatory inquiries and requests for information. Please see Item 1. “Legal Proceedings” for information on these various proceedings.

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our company’s business, operations, financial position, profitability or cash flows.

PART II - OTHER INFORMATION (Continued)

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the second quarter of 2008 and shares available at June 30, 2008:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2008	2,351	$6.0204	2,351	3,871,720
May 2008	2,835	$4.4545	2,835	3,868,885
June 2008	—	—	—	3,868,885

Second quarter 2008	5,186	$5.1644	5,186	3,868,885

(1)	Shares repurchased during the second quarter 2008 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

On July 3, 2008, Ambac’s Board of Directors authorized up to $50,000,000 for share repurchases of its common stock under a new the stock repurchase program upon the condition of the completion of the offering of shares by the underwriters of its March 2008 offering. Ambac is unable to predict when the offering will be completed.

From July 1, 2008 through August 5, 2008, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

PART II - OTHER INFORMATION (Continued)

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of Ambac held on June 3, 2008, and received the votes set forth below:

Proposal 1. The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld
Michael A. Callen	258,863,557	6,201,727
Jill M. Considine	251,797,562	13,267,721
Philip N. Duff	257,769,653	7,295,631
Thomas C. Theobald	251,419,851	13,645,433
Laura S. Unger	252,479,020	12,586,263
Henry D. G. Wallace	252,464,546	12,600,738

There were no broker non-votes for this proposal.

Proposal 2. The proposal to approve the amendment to Ambac’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 350,000,000 shares to 650,000,000 shares was adopted, with 246,121,380 votes in favor, 16,546,915 votes against and 2,396,988 votes abstaining. There were no broker non-votes for this proposal.

Proposal 3. The proposal to approve the amendments to the Ambac 1997 Equity Plan (the “Equity Plan”) to (i) increase by 6,000,000, the number of shares that Ambac may issue pursuant to awards under the 1997 Equity Plan; of this amount, 2,400,000 shares would be available for stock awards and restricted stock units; and (ii) extend the period of time during which we can make awards under the Equity Plan by two years, to May 6, 2013; was adopted, with 156,305,838 votes in favor, 36,780,672 votes against, and 2,568,351 votes abstaining. There were 69,410,423 broker non-votes for this proposal.

Proposal 4. The proposal to approve the amendments to the Ambac 1997 Non-Employee Directors Equity Plan (the “Directors Plan”) to (i) increase by 200,000, the number of shares that Ambac may issue pursuant to awards under the Directors Plan; these additional shares would be available for future awards of restricted stock units; and (ii) extend the period of time during which we can make awards under the Directors Plan by two years, until the date of the annual meeting of stockholders held in 2013; was adopted, with 186,339,360 votes in favor, 6,754,803 votes against, and 2,560,699 votes abstaining. There were 69,410,422 broker non-votes for this proposal.

Proposal 5. The proposal to ratify the selection of KPMG LLP, an independent registered public accounting firm, as independent auditors of Ambac and its subsidiaries for 2008 was adopted, with 261,241,397 votes in favor, 1,452,889 votes against and 2,370,998 votes abstaining. There were no broker non-votes for this proposal.

PART II - OTHER INFORMATION (Continued)

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
3.05	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479)).

3.06	Ambac 1997 Equity Plan, as amended through June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479).

3.07	Ambac 1997 Non-Employee Directors Equity Plan, as amended through June 3, 2008. (Filed as Exhibit 4.08 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2008 and December 31, 2007 and for the periods ended June 30, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: August 11, 2008	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.05	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of June 30, 2008 and December 31, 2007 and for the periods ended June 30, 2008 and 2007.