Form 10-Q
period 2008-09-30
AMBAC FINANCIAL GROUP INC
filed 2008-11-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 4, 2008, 287,239,482 shares of Common Stock, par value $0.01 per share, (net of 6,386,017 treasury shares and 752,783 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1- FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets:

Investments:
Fixed income securities, at fair value (amortized cost of $14,117,861 in 2008 and $17,225,611 in 2007)	$12,407,606	$17,127,485
Fixed income securities pledged as collateral, at fair value (amortized cost of $0 in 2008 and $345,140 in 2007)	—	374,840
Short-term investments (amortized cost of $1,334,266 in 2008 and $879,039 in 2007)	1,334,266	879,067
Other (cost of $13,769 in 2008 and $13,571 in 2007)	13,475	14,278

Total investments	13,755,347	18,395,670

Cash	92,380	123,933
Receivable for securities sold	165,626	11,068
Investment income due and accrued	139,967	202,737
Reinsurance recoverable on paid and unpaid losses	72,376	11,862
Prepaid reinsurance	327,165	489,028
Deferred taxes	2,905,260	2,116,380
Current income taxes	753,832	—
Deferred acquisition costs	221,788	255,639
Loans	830,985	867,676
Derivative assets	904,151	990,534
Other assets	277,298	100,484

Total assets	$20,446,175	$23,565,011

Liabilities and Stockholders’ Equity:

Liabilities:
Unearned premiums	$2,547,414	$3,123,860
Losses and loss expense reserve	1,556,715	484,276
Ceded reinsurance balances payable	13,459	32,435
Obligations under investment and payment agreements	5,482,983	8,570,902
Obligations under investment repurchase agreements	135,305	135,524
Securities sold under agreement to repurchase	—	100,000
Current income taxes	—	97,826
Long-term debt	1,895,858	1,669,945
Accrued interest payable	67,328	113,443
Derivative liabilities	9,419,466	6,685,528
Other liabilities	206,590	270,734
Payable for securities purchased	7,969	645

Total liabilities	21,333,087	21,285,118

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,944	1,092
Additional paid-in capital	2,028,141	839,952
Accumulated other comprehensive (losses) income	(1,116,627)	(22,138)
Retained (deficit) earnings	(1,205,956)	2,107,773
Common stock held in treasury at cost	(595,414)	(646,786)

Total stockholders’ equity	(886,912)	2,279,893

Total liabilities and stockholders’ equity	$20,446,175	$23,565,011

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Financial Guarantee:
Gross premiums written	$118,645	$286,585	$419,132	$797,636
Ceded premiums written	4,371	(35,095)	(36,609)	(93,016)

Net premiums written	$123,016	$251,490	$382,523	$704,620

Net premiums earned	$282,326	$194,795	$794,663	$631,820
Net investment income	126,757	116,992	381,142	342,246
Net realized investment gains	49,378	3,965	70,463	5,286
Change in fair value of credit derivatives:
Realized (losses) and gains and other settlements	(837,929)	20,035	(805,921)	52,920
Unrealized losses	(1,867,250)	(743,379)	(2,630,842)	(805,370)

Net change in fair value of credit derivatives	(2,705,179)	(723,344)	(3,436,763)	(752,450)
Other income	(2,713)	(1,291)	7,797	7,214
Financial Services:
Investment income	63,810	120,603	205,458	334,476
Derivative products	(16,878)	1,216	(100,835)	7,286
Net realized investment (losses) gains	(84,991)	(1,344)	(396,759)	5,127
Net mark-to-market losses on total return swap contracts	(28,600)	(12,856)	(74,199)	(10,623)
Net mark-to-market (losses) gains on non-trading derivative contracts	(5,230)	222	(4,968)	63
Corporate:
Net investment income	887	1,225	2,751	4,147

Total revenues	(2,320,433)	(299,817)	(2,551,250)	574,592

Expenses:
Financial Guarantee:
Losses and loss expenses	607,702	19,082	1,311,169	47,600
Underwriting and operating expenses	46,896	34,576	157,831	104,390
Interest expense on variable interest entity notes	3,367	1,167	10,303	1,167
Financial Services:
Interest from investment and payment agreements	50,048	112,000	196,965	312,082
Other expenses	3,466	3,164	10,152	9,569
Corporate:
Interest	29,970	22,232	84,422	63,612
Other expenses	10,027	2,857	33,216	9,777

Total expenses	751,476	195,078	1,804,058	548,197

Pre-tax (loss) income from continuing operations	(3,071,909)	(494,895)	(4,355,308)	26,395
(Benefit) provision for income taxes	(640,687)	(134,282)	(1,086,877)	628

Net (loss) income	$(2,431,222)	$(360,613)	$(3,268,431)	$25,767

Net (loss) income per share	$(8.45)	$(3.53)	$(13.66)	$0.25
Net (loss) income per diluted share	$(8.45)	$(3.53)	$(13.66)	$0.25
Weighted-average number of common shares outstanding:
Basic	287,599,495	102,297,811	239,265,594	103,171,675
Diluted	287,599,495	102,297,811	239,265,594	103,937,780

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
Retained (Deficit) Earnings:
Balance at January 1	$2,107,773		$5,470,049
Net (loss) income	(3,268,431)	$(3,268,431)	25,767	$25,767

Adjustment to initially apply FASB Statement No. 157 and 159, pre-tax of $30,928	20,102		—
Dividends declared – common stock	(12,924)		(58,241)
Dividends on restricted stock units	(33)		(9)
Exercise of stock options	(52,443)		(34,453)

Balance at September 30	$(1,205,956)		$5,403,113

Accumulated Other Comprehensive (Losses) Income:
Balance at January 1	$(22,138)		$187,518
Unrealized losses on securities, ($1,642,858) and ($213,048) pre-tax in 2008 and 2007, respectively (1)		(1,094,955)		(123,299)
Gain (loss) on derivative hedges, $15,577 and ($10,464) pre-tax in 2008 and 2007, respectively		8,546		(6,159)
Foreign currency translation (loss) gain, $12,420 and $4,895 pre-tax in 2008 and 2007, respectively		(8,080)		3,182

Other comprehensive loss	(1,094,489)	(1,094,489)	(126,276)	(126,276)

Total comprehensive loss		$(4,362,920)		$(100,509)

Balance at September 30	$(1,116,627)		$61,242

Preferred Stock:
Balance at January 1 and September 30	$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092
Issuance of stock	1,852		—

Balance at September 30	$2,944		$1,092

Additional Paid-in Capital:
Balance at January 1	$839,952		$790,168
Issuance of stock	1,180,180		—
Stock-based compensation	21,730		37,357
Excess tax (cost) benefit related to share-based compensation	(13,721)		9,217

Balance at September 30	$2 ,028,141		$836,742

Common Stock Held in Treasury at Cost:
Balance at January 1	$(646,786)		$(259,222)
Cost of shares acquired	(1,071)		(449,386)
Shares issued under equity plans	52,443		61,747

Balance at September 30	$(595,414)		$(646,861)

Total Stockholders’ Equity at September 30	$(886,912)		$5,655,328

	2008	2007
(1) Disclosure of reclassification amount:
Unrealized holding losses arising during the period	$(1,310,433)	$(120,702)
Less: reclassification adjustment for net (losses) gains included in net income (loss)	(215,478)	2,597

Net unrealized losses on securities	$(1,094,955)	$(123,299)

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$(3,268,431)	$25,767
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,415	2,010
Amortization of bond premium and discount	(14,163)	1,168
Share-based compensation	17,443	32,320
Current income taxes	(851,658)	(17,608)
Deferred income taxes	(254,488)	(192,464)
Deferred acquisition costs	33,851	(19,056)
Unearned premiums, net	(414,583)	73,859
Losses and loss expenses	1,011,925	57,569
Ceded reinsurance balances payable	(18,976)	4,322
Investment income due and accrued	62,770	17,984
Accrued interest payable	(46,115)	11,495
Net mark-to-market losses	2,710,009	817,472
Net realized investment losses (gains)	326,296	(11,955)
Other, net	(81,308)	25,005

Net cash (used in) provided by operating activities	(785,013)	827,888

Cash flows from investing activities:
Proceeds from sales of bonds	4,907,418	425,394
Proceeds from matured bonds	1,136,613	1,340,515
Purchases of bonds	(3,118,341)	(3,361,022)
Change in short-term investments	(455,227)	(374,374)
Securities purchased under agreements to resell	—	273,000
Loans, net	29,551	(245,215)
Recoveries from impaired investments	1,759	6,206
Other, net	2,926	(1,956)

Net cash provided by (used in) investing activities	2,504,699	(1,937,452)

Cash flows from financing activities:
Dividends paid	(12,924)	(58,241)
Securities sold under agreements to repurchase	(100,000)	—
Proceeds from issuance of investment and payment agreements	39,916	1,858,172
Payments for investment and payment draws	(3,041,662)	(1,011,915)
Proceeds from issuance of long-term debt	228,969	674,030
Capital issuance costs	(11,462)	(2,882)
Net cash collateral received	(21,315)	58,221
Proceeds from issuance of common stock	1,182,032	—
Purchases of treasury stock	(1,072)	(449,386)
Proceeds from sale of treasury stock	—	27,294
Excess tax benefit related to share-based compensation	(13,721)	9,217

Net cash (used in) provided by financing activities	(1,751,239)	1,104,510

Net cash flow	(31,553)	(5,054)
Cash at January 1	123,933	31,868

Cash at September 30	$92,380	$26,814

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$32,580	$182,099

Interest expense on long-term debt	$79,402	$57,213

Interest on investment agreements	$227,805	$293,191

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated “A” Negative Outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ba1 with developing outlook by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has, as of November 5, 2008, been assigned an Baa1 financial strength rating with developing outlook from Moody’s and a AA rating with a negative outlook from S&P. These ratings reflect downgrades in Ambac Assurance’s financial strength ratings from triple-A during 2008. As a result of these rating agency actions, as well as widespread disruption in the capital markets and investor concern with respect to Ambac’s financial position, Ambac has been able to originate only a de minimus amount of new financial guarantee business since November 2007.

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

In 2008, Ambac undertook a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including management’s view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has decided to:

•

Emphasize its global public finance business (including municipal finance, healthcare, infrastructure and global utilities) and re-evaluate its participation in its structured finance business. Many of the above businesses have been subject to revised underwriting and risk management guidelines, which include reduction of single risk concentrations;

•

Discontinue underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market future flow transactions; and

•

Discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Ambac has also reduced the quarterly dividend payable on our common shares to $0.01 per share from $0.07 per share in 2008.

Ambac continues to work closely with its regulators and the rating agencies to address the credit issues within its portfolio and to preserve the business franchise.

On September 2, 2008, Ambac Assurance received approval from the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) to capitalize and reactivate its Connie Lee Insurance Company (which has been renamed Everspan Financial Guarantee Corp) (“Everspan”), which would allow it to begin writing financial guarantee insurance. Ambac Assurance had planned to inject $850,000 into Everspan with the intention of operating it as a separate corporate and legal entity. The new capital would support the claims paying resources for Everspan’s financial guarantee business, which would focus on U.S. public finance global infrastructure and regulated utility transactions. The management team of Everspan would be primarily assembled from within Ambac Assurance’s Public Finance division. As a result of the recent downgrade by Moody’s, the $850,000 capital contribution to Everspan has been postponed.

The November 5th downgrade of Ambac Assurance by Moody’s resulted in a significant amount of collateral being posted by Ambac’s investment agreement and derivatives businesses. To enable the non-insurance companies to meet the collateral posting obligations in a prudent manner, Ambac Assurance petitioned the OCI to permit various liquidity enhancing activities between these entities and Ambac Assurance. On November 5, 2008, OCI approved the following transactions between these entities:

•	Ambac Assurance is permitted to purchase up to $3,000,000 of investment securities presently owned by the investment agreement business;

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to the investment agreement business of up to $1,600,000 for the purpose of providing such affiliates liquidity for collateral postings or liquidation of investment agreements; and

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to Ambac Financial Services of not more than $750,000 for the purpose of providing liquidity for collateral postings or liquidation of interest rate and/or currency swap arrangements.

As described above, the financial strength rating downgrades have adversely impacted Ambac’s ability to generate new business and will impact Ambac’s future business, operations and financial results. Although Ambac is considering various strategic alternatives, there can be no assurance that any actions taken by Ambac will improve its current ratings, that further rating downgrades will not occur, or that Ambac will be able to recommence writing significant amounts of new financial guarantee business in the near term or at all.

Ambac’s consolidated unaudited interim financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates are used in connection with certain fair value measurements, the evaluation of other than temporary impairments on investments, and the evaluation of the need for a valuation allowance on the deferred tax asset, any of which individually could be material. Moreover, estimates are significant in determining the amounts of loss reserves for non-derivative insurance business as well as the amount of valuation allowance recorded on the deferred tax assets recognized. Actual amounts or results could differ

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

materially from those estimates. Current market conditions increase the risk and complexity of the judgments in estimates. The results of operations for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the full year ending December 31, 2008. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in (i) Ambac’s Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2008, (ii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which was filed with the SEC on May 12, 2008, and (iii) Ambac’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was filed with the SEC on August 11, 2008.

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

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities, and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time. As discussed in Note 11, the GAAP accounting for net premiums earned will change in 2009.

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

Ambac’s financial guarantee insurance policies generally promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in Note 4 “Derivative Contracts”. Losses and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing. Based upon Ambac’s experience, claim payments become

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

probable and estimable once the issuer’s credit profile has migrated to certain impaired credit levels. The trustee, on behalf of the insured party, named beneficiary, or custodian has the right to make a claim under Ambac’s financial guarantee insurance policy at the first scheduled debt service date of the defaulted obligation. As discussed in Note 11, the accounting for credit loss reserves will change.

The liability for losses and loss expense reserves consists of active credit and case basis credit reserves. Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or have defaulted, but have not been reported as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Ambac’s active credit reserve is based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. The active credit reserve is established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation. Adversely classified credits are assigned risk classifications by the surveillance Group using the following guidelines:

CLASS IA – “Potential Problem with Risks to be Dimensioned”

Credits that are fully current and monetary default or claims-payment are not anticipated. The payor’s or issuer’s financial condition may be deteriorating or the credits may lack adequate collateral. A structured financing may also evidence weakness in its fundamental credit quality as evidenced by its under-performance relative to its modeled projections at underwriting, issues related to the servicer’s ability to perform, or questions about the structural integrity of the transaction. While these credits may still retain an investment grade rating, they usually have experienced or are vulnerable to a ratings downgrade. Further investigation is required to dimension and correct any deficiencies. A complete legal review of documents may be required. An action plan should be developed with triggers for future classification changes upward or downward.

CLASS II – “Substandard Requiring Intervention”

Credits whose fundamental credit quality has deteriorated to the point that timely payment of debt service may be jeopardized by adversely developing trends of a financial, economic, structural, managerial or political nature. No claim payment is currently foreseen but the probability of loss or claim payment over the life of the transaction is now existent (10% or greater probability). Class II credits may be borderline or below investment grade (BBB- to B). Prompt and sustained action must be taken to execute a comprehensive loss mitigation plan and correct deficiencies.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

CLASS III – “Doubtful with Clear Potential for Loss”

Credits whose fundamental credit quality has deteriorated to the point that timely payment of debt service has been or will be jeopardized by adverse trends of a financial, economic, structural, managerial or political nature which, in the absence of positive change or corrective action, are likely to result in a loss. The probability of monetary default or claims paying over the life of the transaction is 50% or greater. Full exercise of all available remedial actions is required to avert or minimize losses. Class III credits will generally be rated below investment grade (B to CCC).

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claims payment has occurred or is expected imminently. If claims have been paid, Case Basis Reserves will be established.

CLASS V – “Fully Reserved”

The credit has defaulted, payments have occurred or will occur, and any recoveries or salvage has been received. The claim payments are scheduled and known, and reserves have been established to fully cover such claims.

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings as described above, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Executive Risk Management Committee. The Executive Risk Management Committee is comprised of senior risk management professionals and other senior management of Ambac. For certain adversely-classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve.

Ambac may use market accepted software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. Ambac discounts these estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio 4.5% at September 30, 2008 and December 31, 2007.

Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve, Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $600,315 and $363,372 at September 30, 2008

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

and December 31, 2007, respectively. The active credit reserves at September 30, 2008 and December 31, 2007 were comprised of 86 credits with net par of $12,379,990 and 45 credits with net par outstanding of $6,512,515, respectively. Included in the calculation of active credit reserves at September 30, 2008 and December 31, 2007 was the consideration of $63,747 and $13,364, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provisions for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expense reserves consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote. Consistent with the process to determine active credit reserves, Ambac discounts expected future net claim payments in determining case reserves using discount rates that approximate the average taxable equivalent yield on our investment portfolio.

Case basis credit reserves were $956,400 and $120,904 at September 30, 2008 and December 31, 2007, respectively. The case basis credit reserves at September 30, 2008 and December 31, 2007 were comprised of 26 and 13 credits, respectively, with net par outstanding of $5,746,489 and $1,359,415, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $55,729 and $11,088 at September 30, 2008 and December 31, 2007, respectively.

Loss expense reserves are also established for significant surveillance and mitigation expenses associated with class IA to class V credits. Total loss expense reserves were $7,055 and $123 at September 30, 2008 and December 31, 2007, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $1,556,715 and $484,276 at September 30, 2008 and December 31, 2007, respectively. Due to the relatively large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

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

In January and February of 2005, the SEC staff discussed with the financial guarantee industry participant’s differences in loss reserve recognition practices among those participants. In September 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed guidance was issued on April 18, 2007 and the final standard SFAS 163, “Accounting for Financial Guarantee Insurance Contracts”, was issued on May 23, 2008. The provisions of SFAS 163 are effective January 1, 2009. Certain disclosure requirements are however effective September 30, 2008 and shall be based on the insurance enterprise’s existing accounting policies that may or not be consistent with the principles of SFAS 163 at this earlier effective date. The table below summarizes information related to policies currently on Ambac’s adversely classified credit listing:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	Surveillance Categories
	IA	II	III	IV	V	Total
Number of Policies	101	77	16	31	5	230

Remaining weighted-average contract period (in years)	9	8	17	5	2	9

Gross insured contractual payments outstanding:
Principal	$13,799,927	$8,103,266	$2,980,945	$6,698,246	$792	$31,583,176
Interest	9,714,310	2,299,365	2,421,432	1,110,060	213	15,545,380

Total	$23,514,237	$10,402,631	$5,402,377	$7,808,306	$1,005	$47,128,556

Gross claim liability	$79,315	$280,927	$594,463	$1,834,793	$1,005	$2,790,503
Less:
Gross potential recoveries	—	(1,024)	(71)	(862,671)	—	(863,766)
Discount, net	(7,599)	(4,425)	(343,360)	(21,626)	(83)	(377,093)

Net claim liability (excluding reinsurance)	$71,716	$275,478	$251,032	$950,496	$922	$1,549,644

Gross Unearned premium revenue	$72,541	$23,648	$22,220	$8,024	$—	$126,433

Claim liability reported in the balance sheet (excluding reinsurance)	$71,716	$275,478	$251,032	$950,496	$922	$1,549,644 *
Reinsurance recoverables reported in the balance sheet	$—	$—	$—	$55,712	$—	$55,712

*	Excludes $7,071 gross of reinsurance and $7,055 net of reinsurance, of loss and loss adjustment expense reserves.

(4)	Derivative Contracts

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS 138, SFAS 149 and SFAS 155, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses valuation models. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10 Fair Value Measurements.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts the Company purchases credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Management views credit derivative contracts as part of its financial guarantee business, under which Ambac intends to hold its written and purchased positions for the entire term of the related contracts. These credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133, as amended. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statement of Operations. The “realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and losses recovered and recoverable reported in “realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $853,270 and $854,945 for the three and nine months ended September 30, 2008, respectively. There were no paid losses on these contracts in 2007. The “unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 10 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with SFAS 133, they were written as a form of credit protection and are subject to ongoing credit-review by management. As with financial guarantee insurance policies, Ambac’s Surveillance Group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the Surveillance Group using the guidelines described above in Note 3. The table below summarizes information related to CDS contracts currently on Ambac’s adversely classified credit listing:

	Surveillance Categories
	IA	II	III	IV	V	Total
Number of CDS Transactions	10	9	9	2	—	30

Remaining weighted-average life of obligations (in years)	9.5	9.4	12.1	4.0	n/a	10.1

Net principal notional outstanding	$5,791,820	$9,469,392	$8,741,226	$991,271	—	$24,993,709

Net credit derivative liabilities (at fair value)	$462,035	$2,170,360	$3,933,582	$672,452	—	$7,238,429

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services entered into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s financial guarantee credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” and the change in fair value of total return swaps are reflected in “Net mark-to-market losses on total return swap contracts”.

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

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivatives” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivatives.” The net amount representing hedge ineffectiveness, recorded in “Net mark-to-market (losses) gains on non-trading derivatives” was ($218) and ($1,691) for the three months ended September 30, 2008 and 2007, respectively, and ($431) and ($1,887) for the nine months ended September 30, 2008 and 2007, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated other comprehensive losses” in stockholders’ equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded. At September 30, 2008, $27 was recorded as hedge ineffectiveness in “Net mark-to-market (losses) gains on non-trading derivatives.” As of September 30, 2008, $601 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

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

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market (losses) gains on non-trading derivatives” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the three months ended September 30, 2008 and 2007 was ($5,039) and $1,913, respectively, and ($4,614) and $1,950 for the nine months ended September 30, 2008 and 2007, respectively.

(5)	Income Taxes

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

As of September 30, 2008 and December 31, 2007, the liability for unrecognized tax benefits is approximately $82,100 and $89,600, respectively. Included in these balances at September 30, 2008 and December 31, 2007 are $30,400 and $37,800 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the nine months ended September 30, 2008, federal tax reserves related to the unrecognized tax benefits decreased by $10,500 for issues that no longer warrant a tax reserve after a U.S. tax settlement for the years 2001 through 2004.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three and nine months ended September 30, 2008 Ambac recognized interest of approximately $1,025 and $3,075, respectively, compared to $950 and $2,360 in the three and nine months ended September 30, 2007, respectively. Ambac had approximately $7,900 and $4,900 for the payment of interest accrued at September 30, 2008 and December 31, 2007, respectively.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As a result of development of additional losses on its insurance and credit default swap portfolios and the related impact on projected cash flows, Ambac has established a valuation allowance of $519,000 in the third quarter of 2008 against the ordinary portion of its deferred tax asset. In accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109), we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS No. 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgements, significant weight is given to evidence that can be objectively verified. Management believes it is more likely than not that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written, and income from the investment portfolio will not generate sufficient taxable income to realize the deferred tax asset that currently exists. Ambac will continue to analyze the need for a valuation allowance on a quarterly basis, including analyzing the impact of Moody’s recent downgrade of Ambac Assurance’s rating to Baa1.

Ambac has not established a valuation allowance in connection with the capital loss portion of its deferred tax asset. It is more likely than not that Ambac will have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to these capital losses.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(6)	Investments

The amortized cost and estimated fair value of investments at September 30, 2008 and December 31, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008:
Municipal obligations	$6,907,571	$56,732	$257,565	$6,706,738
Corporate obligations	713,473	9,825	57,035	666,263
Foreign obligations	168,245	3,953	265	171,933
U.S. government obligations	298,879	1,548	3,862	296,565
U.S. agency obligations	512,719	25,547	3,863	534,403
Mortgage-backed securities	4,039,215	4,337	1,332,683	2,710,869
Asset-backed securities	1,477,759	10,661	167,585	1,320,835
Short-term	1,334,266	—	—	1,334,266
Other	13,769	387	681	13,475

	15,465,896	112,990	1,823,539	13,755,347

U.S. government obligations	—	—	—	—
Mortgage-backed securities	—	—	—	—

Total collateralized investments	—	—	—	—

Total investments	$15,465,896	$112,990	$1,823,539	$13,755,347

December 31, 2007:
Municipal obligations	$8,550,895	$231,099	$18,176	$8,763,818
Corporate obligations	768,277	25,792	10,393	783,676
Foreign obligations	303,655	13,861	90	317,426
U.S. government obligations	134,639	3,376	—	138,015
U.S. agency obligations	408,996	32,604	105	441,495
Mortgage-backed securities	4,460,620	7,666	352,163	4,116,123
Asset-backed securities	2,598,529	11,432	43,029	2,566,932
Short-term	879,039	28	—	879,067
Other	13,571	839	132	14,278

	18,118,221	326,697	424,088	18,020,830

U.S. agency obligations	210,638	30,635	—	241,273
Mortgage-backed securities	134,502	120	1,055	133,567

Total collateralized investments	345,140	30,755	1,055	374,840

Total investments	$18,463,361	$357,452	$425,143	$18,395,670

Foreign obligations consist primarily of government issued securities which are denominated in Pounds Sterling, Euros or Australian dollars.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments at September 30, 2008, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,398,305	$1,398,863
Due after one year through five years	1,859,803	1,874,346
Due after five years through ten years	2,256,810	2,231,899
Due after ten years	4,434,004	4,218,535

	9,948,922	9,723,643
Mortgage-backed securities	4,039,215	2,710,869
Asset-backed securities	1,477,759	1,320,835

	$15,465,896	$13,755,347

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2008 and December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2008:
Fixed income securities:
Municipal obligations	$3,458,845	$194,456	$473,771	$63,109	$3,932,616	$257,565
Corporate obligations	334,874	33,612	106,857	23,423	441,731	57,035
Foreign obligations	34,289	265	—	—	34,289	265
U.S. government obligations	261,063	3,862	—	—	261,063	3,862
U.S. agency obligations	227,792	3,863	—	—	227,792	3,863
Mortgage-backed securities	664,575	37,622	1,414,968	1,295,061	2,079,543	1,332,683
Asset-backed securities	416,877	78,434	253,241	89,151	670,118	167,585
Other	2,136	593	70	88	2,206	681

Total temporarily impaired securities	$5,400,451	$352,707	$2,248,907	$1,470,832	$7,649,358	$1,823,539

December 31, 2007:
Fixed income securities:
Municipal obligations	$838,561	$9,750	$633,379	$8,426	$1,471,940	$18,176
Corporate obligations	170,659	4,376	53,822	6,017	224,481	10,393
Foreign obligations	18,836	54	40,421	36	59,257	90
U.S. government obligations	—	—	—	—	—	—
U.S. agency obligations	—	—	9,150	105	9,150	105
Mortgage-backed securities	3,071,772	343,386	730,354	9,832	3,802,126	353,218
Asset-backed securities	944,450	39,957	22,000	3,072	966,450	43,029
Other	1,143	108	36	24	1,179	132

Total temporarily impaired securities	$5,045,421	$397,631	$1,489,162	$27,512	$6,534,583	$425,143

At September 30, 2008 and December 31, 2007, there were 565 and 332 investments in fixed income securities where the aggregate amortized cost exceeded fair value by $1,823,539 or 24% and $425,143 or 7%, respectively. Management has determined that the unrealized losses in fixed income securities at September 30, 2008 are primarily driven by (i) the uncertainty in the structured finance

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

market, causing a lack of liquidity and higher credit spreads (primarily consumer asset-backed securities); (ii) the current interest rate environment; and (iii) extension of principal due to slower prepayments of mortgage loan collateral. These mortgage-backed securities have a weighted-average rating of AA+. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity.

Of the $7,649,358 that were in a gross unrealized loss position at September 30, 2008, below investment grade securities and non-rated securities had a fair value of $57,232 and unrealized loss of $60,741 which represented 0.8% of the total fair value as shown in the above table. Of the $6,534,583 that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1,179 and an unrealized loss of $132, which represented less than 0.1% of the total fair value as shown in the above table.

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

As a result of significant price declines of certain “Alt-A” residential mortgage backed securities in our investment portfolio, our impairment evaluation included additional analysis of all RMBS Alt-A securities that were held as of September 30, 2008. Using default, prepayment and severity loss assumptions tailored to the underlying loans in each Alt-A transaction, the securities were modeled to determine if the underlying cash flows would result in a probable loss to such security. If the modeling results indicate an expected loss to the tranche we hold, the security would be deemed to be other than temporarily impaired, which would result in the recognition of a realized loss in the Statement of Operations. Accordingly, management recorded an other than temporary impairment charge of $74,690 and $269,198 on these investments, which is included in Net realized investment (losses)/gains for the three and nine months ended September 30, 2008, respectively.

Management has identified certain investment securities in the investment portfolio to potentially sell in order to satisfy additional collateral posting requirements or investment agreement terminations in the event of a downgrade of Ambac Assurance. Management has recorded an impairment charge of $49,589 and $182,733, which is included in Net realized investment (losses)/gains for the three and nine months ended September 30, 2008, respectively, for the securities identified that are in an unrealized loss position because management does not have the intent to hold the securities for a period of time sufficient to allow for any anticipated recovery in market value.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The Financial Guarantee investment portfolio recorded an other than temporary impairment charge of $2,548 and $4,920 during the three and nine months ended September 30, 2008. The remaining investment gains in the Financial Guarantee investment portfolio during the three and nine months ended September 30, 2008 were primarily the result of security sales made to fund the $850,000 AA- Bespoke CDS commutation, and to provide additional liquidity to support potential financial service contract collateral posting and termination requirements. There were no impairment charges during the three and nine months ended September 30, 2007 in either the Financial Guarantee or Financial Services investment portfolios.

There remains significant uncertainty regarding the factors that have lead to the other than temporary impairment charges on the Alt-A investment portfolio and on securities that management does not have the intent to hold. As a result, additional other than temporary impairment charges may occur in future periods.

(7)	Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac was an investor in asset-backed securities issued by VIEs, and, in one transaction, had a beneficial interest in a VIE that purchased fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests. Ambac was the primary beneficiary of this entity as a result of its beneficial interest. This VIE was liquidated in the first half of 2008. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $0 and $256,546 as of September 30, 2008 and December 31, 2007, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $0 and $250,806 as of September 30, 2008 and December 31, 2007, respectively. As a result of the liquidation of this VIE, Ambac recognized realized gains of $0 and $4,273 in the three and nine month periods ended September 30, 2008.

Financial Guarantees:

Ambac provides financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Ambac’s maximum exposure under these financial guarantee insurance and credit derivative contracts are included within “Guarantees Inforce,” primarily related to the structured and international finance market sectors.

As of September 30, 2008, Ambac is the primary beneficiary and, therefore, consolidated a VIE under one transaction as a result of providing a financial guarantee. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $273,511 and $280,651 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at September 30, 2008 and December 31, 2007, respectively. Ambac is subject to potential consolidation of an additional $737,946 of assets and liabilities in connection with future utilization of the VIE.

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At September 30, 2008	At December 31, 2007
Assets:
Cash	$1,092	$1,354
Investment income due and accrued	1,634	5,431
Loans	259,058	265,748
Other assets	12,709	13,049

Total assets	$274,493	$285,582

Liabilities:
Accrued interest payable	$924	$4,756
Long-term debt	273,511	280,651
Other liabilities	58	175

Total liabilities	274,493	285,582

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$274,493	$285,582

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

As of September 30, 2008, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regards to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of September 30, 2008, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the nine months ended September 30, 2008 and the year ended December 31, 2007. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4,261 and $4,665 for the nine months ended September 30, 2008 and 2007, respectively. Ambac also received fees for providing other services amounting to $159 and $179 for the nine months ended September 30, 2008 and 2007, respectively.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ABP Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings as a result of the re-measurement to fair value. At September 30, 2008 the fair value of the QSPEs is $14,022 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three and nine months ended September 30, 2008 is ($627) and ($285), respectively, and is included within Other Income on the Consolidated Statement of Operations.

(8)	Stockholders’ Equity

On June 3, 2008, stockholders approved an amendment to increase Ambac’s authorized shares from 350,000,000 to 650,000,000 shares of common stock, par value $0.01 per share, of which 294,378,282 were issued and 287,228,352 were outstanding as of September 30, 2008. Ambac is also

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of September 30, 2008. At September 30, 2008, Ambac also had 752,783 shares of non-vested Common Stock that has the same voting right and dividend right as our Common Stock.

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

On July 3, 2008, Ambac’s Board of Directors authorized up to $50,000 for share repurchases of its common stock under a new Stock Repurchase Program upon the condition of the completion of the offering of shares by the underwriters of its March 2008 offering. As a result of Moody’s rating actions, Ambac has suspended this program.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables are a summary of financial information by reportable segment as of and for the three and nine month periods ended September 30, 2008 and 2007:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three months ended September 30,
2008:
Revenues:
Unaffiliated customers	$(2,249,431)	$(71,889)	$887	$—	$(2,320,433)
Inter-segment	4,864	(4,357)	55,154	(55,661)	—

Total revenues	$(2,244,567)	$(76,246)	$56,041	$(55,661)	$(2,320,433)

Income before income taxes:
Unaffiliated customers	$(2,907,396)	$(125,403)	$(39,110)	$—	$(3,071,909)
Inter-segment	8,012	(5,514)	51,229	(53,727)	—

Total income before income taxes	$(2,899,384)	$(130,917)	$12,119	$(53,727)	$(3,071,909)

Total assets	$14,223,419	$5,965,633	$257,123	$—	$20,446,175

2007:
Revenues:
Unaffiliated customers	$(408,883)	$107,841	$1,225	$—	$(299,817)
Inter-segment	2,225	(2,109)	47,550	(47,666)	—

Total revenues	$(406,658)	$105,732	$48,775	$(47,666)	$(299,817)

Income before income taxes:
Unaffiliated customers	$(463,708)	$(7,323)	$(23,864)	$—	$(494,895)
Inter-segment	4,954	(3,948)	46,544	(47,550)	—

Total income before income taxes	$(458,754)	$(11,271)	$22,680	$(47,550)	$(494,895)

Total assets	$11,557,979	$10,319,077	$104,035	$—	$21,981,091

	Financial Guarantee	Financial Services	Corporate And Other	Intersegment Eliminations	Consolidated
Nine months ended September 30,
2008:
Revenues:
Unaffiliated customers	$(2,182,698)	$(371,303)	$2,751	$—	$(2,551,250)
Intersegment	12,040	(11,365)	164,598	(165,273)	—

Total revenues	$(2,170,658)	$(382,668)	$167,349	$(165,273)	$(2,551,250)

Income before income taxes:
Unaffiliated customers	$(3,662,001)	$(578,420)	$(114,887)	$—	$(4,355,308)
Intersegment	22,464	(16,388)	158,942	(165,018)	—

Total income before income taxes	$(3,639,537)	$(594,808)	$44,055	$(165,018)	$(4,355,308)

Total assets	$14,223,419	$5,965,633	$257,123	$—	$20,446,175

2007:
Revenues:
Unaffiliated customers	$234,116	$336,329	$4,147	$—	$574,592
Intersegment	10,201	(9,488)	149,311	(150,024)	—

Total revenues	$244,317	$326,841	$153,458	$(150,024)	$574,592

Income before income taxes:
Unaffiliated customers	$80,959	$14,678	$(69,242)	$—	$26,395
Intersegment	18,388	(14,917)	145,806	(149,277)	—

Total income before income taxes	$99,347	$(239)	$76,564	$(149,277)	$26,395

Total assets	$11,557,979	$10,319,077	$104,035	$—	$21,981,091

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2008 and 2007:

	Three Months			Nine Months
	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2008:
United States	$74,232	$238,643	$(2,578,637)	$254,852	$656,696	$(3,218,855)
United Kingdom	17,236	17,410	(7,721)	68,172	52,639	(9,160)
Other international	27,177	26,273	(118,821)	96,108	85,328	(208,748)

Total	$118,645	$282,326	$(2,705,179)	$419,132	$794,663	$(3,436,763)

2007:
United States	$209,786	$148,125	$(646,193)	$606,678	$481,735	$(684,033)
United Kingdom	46,751	18,214	(8,352)	91,794	54,717	(7,915)
Other international	30,048	28,456	(68,799)	99,164	95,368	(60,502)

Total	$286,585	$194,795	$(723,344)	$797,636	$631,820	$(752,450)

(10)	Fair Value Measurements

On January 1, 2008, Ambac adopted the provisions of SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. The provisions of SFAS 157 are to be applied prospectively, except that any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac adopted SFAS 157 as of the beginning of 2008. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031. Additionally, the requirement under SFAS 157 to incorporate Ambac’s own creditworthiness in the measurement of fair value of liabilities resulted in an increase to pre-tax income of $1,380,045 and $8,190,527 for the three and nine month periods ended September 30, 2008, respectively. We reflect Ambac’s own creditworthiness in the fair value by increasing the discount rate used by observable credit spreads on Ambac Assurance.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of Ambac’s financial instruments are presented below:

	As of
	September 30, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$12,407,606	$12,407,606	$17,127,485	$17,127,485
Fixed income securities pledged as collateral	—	—	374,840	374,840
Short-term investments	1,334,266	1,334,266	879,067	879,067
Other investments	13,475	13,475	14,278	14,278
Cash	92,380	92,380	123,933	123,933
Investment income due and accrued	139,967	139,967	202,737	202,737
Loans	830,985	959,796	867,676	1,045,786
Derivative assets	904,151	904,151	990,534	990,534
Financial liabilities:
Obligations under investment, repurchase and payment agreements	5,618,288	5,850,681	8,706,426	8,988,695
Securities sold under agreements to repurchase	—	—	100,000	100,000
Long-term debt	1,895,858	835,544	1,669,945	1,429,637
Accrued interest payable	67,328	67,328	113,443	113,443
Derivative liabilities	9,419,466	9,419,466	6,685,528	6,685,528
Liability for net financial guarantees written	3,786,379	3,233,989	3,230,350	4,490,200

Fair value Hierarchy:

SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1 –	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US treasury securities, money market funds and mutual funds.

• Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include fixed income securities representing municipal, asset-backed and corporate obligations, most interest rate and currency swap derivatives, total return swaps and certain credit derivative contracts.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

• Level 3 –	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain interest rate swaps contracts which are not referenced to commonly quoted interest rates, certain fixed income securities for which quoted prices are not available and valuation models require significant Company based assumptions.

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

Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At September 30, 2008, approximately 8%, 80% and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 10% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under SFAS 157, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The effect of Ambac Assurance’s credit spread is to reduce the fair value of Ambac’s credit derivative liability by $8,190,527 as of September 30, 2008.

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

Fair value of Ambac’s credit default swaps (“CDS”) is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to provide the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and Ambac Assurance’s credit spread. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s surveillance group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Broker quotes are indicative values for the reference obligation (not our CDS contract) and generally do not represent a bid or doing-business quote for the reference instrument. As such, broker quotes represent an input to determine the estimated fair value of our CDS contract. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. Broker quotes of reference obligation values were used in the determination of CDS fair values related to transactions representing 77% of CDS net par outstanding and 79% of the CDS derivative liability as of September 30, 2008.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Published credit spreads were primarily used to update recently received price quotes for certain CLO transactions where quotes were not received as of September 30, 2008. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 23% of CDS net par outstanding and 21% of the CDS derivative liability as of September 30, 2008.

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

When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees are not readily observable in the market. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

points (25 bps currently less the 20bps we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point spread increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. The discount rate used is LIBOR plus Ambac’s current credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade, we would adjust the relative change ratio upward and record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing. We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, the likelihood that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period is considered unlikely. The factors used to increase the percentage of reference obligation spread captured in the CDS fee are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type.

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2008 and 2007. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit Ambac Assurance from transacting this product going forward.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statement of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses and settlements paid on written credit derivative contracts and (iv) paid losses and settlements recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net par outstanding of Ambac’s CDS contracts is $58,693,581 and $64,988,211 at September 30, 2008 and December 31, 2007 respectively. The remaining average life of these contracts at September 30, 2008 was 7.7 years. The aggregate notional amount of credit default swap protection purchased from financial institutions, including insurance enterprises, is approximately $1,052,292 and $1,933,104 with an aggregate fair value asset of $199,135 and $156,786 as of September 30, 2008 and December 31, 2007, respectively.

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

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s surveillance group. Estimates of future installment premiums received and ceded are based on contractual premium rates and estimates of the expected terms of these contracts. With respect to the discount rate, FAS 157 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of September 30, 2008 was 1600 basis points. As Ambac adopted FAS 157 effective January 1, 2008, this nonperformance risk was not incorporated into the financial guarantee fair value estimate reported in Ambac’s December 31, 2007 10-K. Please refer to Note 3, Loss and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of September 30, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	Level 1	Level 2	Level 3	Total
Financial assets:
Fixed income securities	$296,565	$11,901,759	$209,282	$12,407,606
Fixed income securities, pledged as collateral	—	—	—	—
Short-term investments	1,334,266	—	—	1,334,266
Other investments (1)	3,475	—	—	3,475
Cash	92,380	—	—	92,380
Derivative assets	—	836,337	67,814	904,151
Other assets	—	14,022	—	14,022
Total financial assets	1,726,686	12,752,118	277,096	14,755,900
Financial liabilities:
Derivative liabilities	—	810,563	8,608,903	9,419,466
Total financial liabilities	—	810,563	8,608,903	9,419,466

(1)	Excludes a $10,000 investment which is carried in the Consolidated Balance Sheets at cost.

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Level- 3 financial assets and liabilities accounted for at fair value
	Investments	Derivatives	Total
Three months ended September 30, 2008
Balance, beginning of period	$—	$(6,650,536)	$(6,650,536)
Total gains/(losses)(realized and unrealized):
Included in earnings	—	(2,713,720)	(2,713,720)
Included in other comprehensive income	(8,974)	—	(8,974)
Purchases, issuances and settlements	37,236	823,167	860,403
Transfers in and/or out of level 3	181,020	—	181,020

Balance, end of period	$209,282	$(8,541,089)	$(8,331,807)

	Realized gains and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(838,079)	$(1,866,816)	$(8,825)
Gains or losses relating to the assets and liabilities still held at the reporting date	11,701	(2,735,223)	(6,069)

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	Level- 3 financial assets and liabilities accounted for at fair value
	Investments	Derivatives	Total
Nine months ended September 30, 2008
Balance, beginning of period	$—	$(5,766,041)	$(5,766,041)
Total gains/(losses)(realized and unrealized):
Included in earnings	—	(3,515,392)	(3,515,392)
Included in other comprehensive income	(8,974)	—	(8,974)
Purchases, issuances and settlements	37,236	740,344	777,580
Transfers in and/or out of level 3	181,020	—	181,020

Balance, end of period	$209,282	$(8,541,089)	$(8,331,807)

	Realized gains and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues
Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the period are reported as follows:
Total gains or losses included in earnings for the period	$(806,369)	$(2,627,480)	$(81,543)
Gains or losses relating to the assets and liabilities still held at the reporting date	40,407	(3,708,165)	(74,118)

(11)	Future Application of Accounting Standards

On May 23, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of the Statement. Ambac will adopt SFAS No. 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which has been adopted in the quarter ended September 30, 2008.

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

In December 2007, the FASB issued SFAS 160, Non-controlling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R, Business Combinations. Among other things, SFAS 160 requires that non-controlling interests be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. An entity must recognize the effect of applying SFAS 160 prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively. Ambac will adopt the provisions of SFAS 160 on January 1, 2009. The adoption of SFAS 160 will not have a material effect on Ambac’s financial statements.

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

On September 12, 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, Disclosure about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. FSP FAS No. 133-1 and FIN 45-4 requires enhanced disclosures about credit derivatives and guarantees and amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” to exclude derivative instruments accounted for at fair value under SFAS No. 133. The FSP is effective for financial statements issued for reporting periods ending after November 15, 2008. Ambac will adopt FSP FAS No. 133-1 and FIN 45-4 for the reporting period ending December 31, 2008. Since FSP FAS No. 133-1 and FIN 45-4 only requires additional disclosures concerning credit derivatives and guarantees, adoption of FSP FAS No. 133-1 and FIN 45-4 will not affect Ambac’s financial condition, results of operations or cash flows.

On October 10, 2008 the FASB issued FASB Staff Position (“FSP”) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP FAS 157-3 clarifies the application of SFAS 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Key existing principles of SFAS 157 illustrated in the example include: a) a fair value measurement represents the price at which a transaction would occur between market participants at the measurement date, b) in determining fair value, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available and c) broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. FSP FAS 157-3 was effective upon issuance, including prior

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

periods for which financial statements have not been issued. As such, Ambac adopted this FSP as of September 30, 2008. The adoption of FSP FAS 157-3 did not have a material effect on Ambac’s financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be wrong and are based on Ambac’s management current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (2) the risk of credit and liquidity risk due to unscheduled and unanticipated withdrawals on investment agreements; (3) the risk that market risks impact assets in our investment portfolio; (4) inadequacy of reserves established for losses and loss expenses; (5) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and CDOs and large single exposures to reinsurers; (6) market spreads and pricing on insured collateralized debt obligations (“CDOs”) and other derivative products insured or issued by Ambac; (7) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (8) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (9) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (10) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (11) the risk that Ambac’s holding company structure and certain regulatory and other constraints, including adverse business performance, affect Ambac’s ability to pay dividends and make other payments; (12) legislative and regulatory developments, including the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and other similar programs; (13) changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (14) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (15) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (16) the level of activity within the national and worldwide credit markets; (17) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (18) changes in our

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

business plan, our decision to discontinue writing new business in the financial services area, to significantly reduce new underwriting of structured finance business and to discontinue all new underwritings of structured finance business; (19) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or FAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (21) changes in expectations regarding future realization of gross deferred tax assets; (22) risks relating to the re-launch of Everspan; (23) operational risks, including with respect to internal processes, risk models, systems and employees; (24) the risk of decline in market position; (25) changes in prepayment speeds on insured asset-backed securities; (26) factors that may influence the amount of installment premiums paid to Ambac; (27) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (28) changes in tax laws; (29) the policies and actions of the United States and other governments; (30) other factors described in the Risk Factors section in Part I., 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and this Quarterly Report on Form 10-Q, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (31) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are, therefore, advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Introduction

Ambac Financial Group, Inc., headquartered in New York City, is a holding company whose subsidiaries provide financial guarantee and financial services products to clients in both the public and private sectors around the world.

Ambac’s principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), a guarantor of public finance and structured finance obligations, has a Baa1 financial strength rating with developing outlook from Moody’s Investors Service, Inc. (“Moody’s”), and a AA financial strength rating with a negative outlook from Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”). In June 2008, Moody’s and S&P downgraded Ambac Assurance to Aa3 and AA, respectively. Also in June, Ambac announced its decision to terminate its ratings contract with Fitch Ratings Inc. after re-evaluating its ratings needs. In August 2008, S&P removed Ambac Assurance from Credit Watch Negative and placed it on negative outlook. On September 18, 2008, Moody’s announced that it was placing the ratings of Ambac and its subsidiaries on review for possible downgrade. On November 5, 2008, Moody’s downgraded Ambac Assurance to Baa1 with developing outlook. Moody’s stated that, should Ambac Assurance’s regulatory capital position continue to deteriorate, there would be further negative pressure on Ambac Assurance’s rating. Financial guarantee insurance is a promise to pay scheduled interest and principal if the issuer fails to meet its obligations. A bond guaranteed by Ambac Assurance receives the ratings mentioned above, typically resulting in lower financing costs for the issuer and generally makes the issue more marketable, both in the primary and secondary markets. Please refer to Capital and Capital Support within the Liquidity and Capital Resources section of this Management’s Discussion and Analysis for further discussion.

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

Overview

Ambac’s diluted (loss) earnings per share were ($8.45) and ($13.66) for the three and nine months ended September 30, 2008, respectively, compared to ($3.53) and $0.25 for the three and nine months ended September 30, 2007, respectively. The financial results for the first nine months of 2008 and the quarter ending September 30, 2007 were adversely impacted by exposure to residential mortgages and other financial market disruption-related losses. As a result of rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial condition by fixed-income investors, Ambac Assurance has been able to originate only a de minimus amount of new financial guarantee business since November 2007.

During the first quarter of 2008, Ambac raised $1.5 billion of capital, comprised of $1.25 billion raised through an offering of approximately 185 million shares of common stock at $6.75 per share and $250 million raised through an offering of 5 million equity units at a price of $50 per unit. $1.3 billion of the net proceeds from the offerings were contributed to Ambac Assurance, and $100 million was maintained at Ambac in order to provide Ambac further liquidity to pay debt service, to cover operating expenses and to pay dividends on common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables summarize the pre-tax charges recorded during the three and nine months ended September 30, 2008 related to residential mortgages and other financial market disruption-related gains/losses:

Pre-tax $-millions	Three Months Ended September 30, 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Financial Guarantee:
Net losses from the change in fair value of credit derivatives (primarily CDOs of ABS)	$2,705.2	$—	$2,705.2
Loss provision related to RMBS	538.9	—	538.9

Financial Services:
Other than temporary impairment loss in RMBS investment portfolio	—	74.7	74.7
Other than temporary impairment loss on liquidity investment portfolio	2.5	49.6	52.1
Losses on variable rate demand obligations	—	12.1	12.1
Unrealized mark-to-market losses on total return swap portfolio	—	28.6	28.6

Total	$3,246.6	$165.0	$3,411.6

Pre-tax $-millions	Nine Months Ended September 30, 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Financial Guarantee:
Net losses from the change in fair value of credit derivatives (primarily CDOs of ABS)	$3,436.8	$—	$3,436.8
Loss provision related to RMBS	1,232.9	—	1,232.9

Financial Services:
Other than temporary impairment loss in RMBS investment portfolio	—	269.2	269.2
Other than temporary impairment loss on liquidity investment portfolio	4.9	182.7	187.6
Losses on variable rate demand obligations	—	105.7	105.7
Unrealized mark-to-market losses on total return swap portfolio	—	74.2	74.2

Total	$4,674.6	$631.8	$5,306.4

Business Restructuring

In 2008, Ambac undertook a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including the view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has decided to:

•

Emphasize its global public finance business (including municipal finance, healthcare, infrastructure and global utilities) and re-valuated its participation in its structured finance business (including emphasizing government-guaranteed student loans, leasing & asset finance and structured insurance). Many of the above businesses have been subject to revised underwriting and risk management guidelines, which include reduction of single risk concentrations;

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Discontinue underwriting certain structured finance businesses (domestic and international), including collateralized debt obligations and collateralized loan obligations, mortgage-backed securities, whole business securitizations, auto and credit cards and emerging market transactions; and

•

Discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving its position relative to existing credit exposures.

During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business (except for hedging transactions to mitigate risks in the portfolio) as part of its refocused business.

On September 2, 2008, Ambac Assurance received approval from the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”) to capitalize and reactivate its Connie Lee Insurance Company (which has been renamed Everspan Financial Guarantee Corp) (“Everspan”), which would allow it to begin writing financial guarantee insurance. Ambac Assurance had planned to inject $850 million into Everspan with the intention of operating it as a separate corporate and legal entity. The new capital would support the claims paying resources for Everspan’s financial guarantee business, which would focus on U.S. public finance global infrastructure and regulated utility transactions. The management team of Everspan would be primarily assembled from within Ambac Assurance’s Public Finance division. As a result of the recent downgrade by Moody’s, the $850 million capital contribution to Everspan has been postponed.

The November 5th downgrade of Ambac Assurance, by Moody’s, resulted in a significant amount of collateral being posted by Ambac’s investment agreement and derivatives businesses. To enable the non-insurance companies to meet the collateral posting obligations in a prudent manner, Ambac Assurance petitioned the Wisconsin Insurance Commissioner’s office (“OCI”) to permit various liquidity enhancing activities between these entities and Ambac Assurance. On November 5, 2008, OCI approved the following transactions between these entities:

•	Ambac Assurance is permitted to purchase up to $3.0 billion of investment securities presently owned by the investment agreement business;

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to the investment agreement business of up to $1.6 billion for the purpose of providing such affiliates liquidity for collateral postings or liquidation of investment agreements; and

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to Ambac Financial Services of not more than $750 million for the purpose of providing liquidity for collateral postings or liquidation of interest rate and/or currency swap arrangements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described above, the financial strength rating downgrades have adversely impacted Ambac’s ability to generate new business and will impact Ambac’s future business, operations and financial results. Although Ambac is considering various strategic alternatives, there can be no assurance that any actions taken by Ambac will improve its current ratings, that further rating downgrades will not occur, or that Ambac will be able to recommence writing significant amounts of new financial guarantee business in the near term or at all.

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

For certain adversely classified credit exposures Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities which impact our estimates of the active credit reserves can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral; more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information and an analysis of rights and remedies obtained from its remediation efforts to supplement the statistical approach discussed above.

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

For the active credit reserve component of our total reserves, as the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. Downgrades to the underlying rating of an adversely classified credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Case basis credit reserves for public finance or other non-collateral dependent transactions are only sensitive to severity assumptions because the underlying financial obligation has already defaulted (that is a 100% probability of default). Case basis credit reserves for collateral dependent transactions (such as mortgage-backed security transactions) will be sensitive to both severity assumptions as well as probability of default of the underlying collateral.

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

The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at September 30, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Active credit reserves	86	$12,380	$600
Case reserves	26	5,746	901

Totals	112	$18,126	$1,501

(1)	Net of reinsurance recoverable on unpaid losses of $55.7 million.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. We have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. These four bond types are healthcare institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”); and residential mortgage-backed securities (“RMBS”) and collateralized debt obligations (“CDOs”). These four bond kinds represent 89% of our ever-to-date claim payments.

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

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers into three broad credit risk classes: prime, mid-prime (including Alt-A) and sub-prime. The most common statistical metric that is used to determine the credit risk of a mortgage borrower is the FICO score (Fair Isaac Credit Organization). FICO credit scores are calculated by using information, which in Fair Isaacs’ view, best predicts future credit performance. Predictive factors in the data have been considered by most market participants to be a reasonable indication of future credit performance. Credit scores analyze a borrower’s credit history considering numerous factors such as late payments, the amount of time credit has been established, the amount of credit used versus the amount of

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

Ambac also insures RMBS transactions that contain predominantly second-lien mortgage loans, such as closed end seconds and home equity lines of credit. A second lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second lien loan is subordinate to the first lien on the home. The borrower is obligated to make monthly payments on both their first and second lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first lien loan and any remaining funds are applied to pay off the second lien. As a result of this subordinate position to the first lien, second lien loans carry a significantly higher severity in the event of a loss.

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures on the adversely classified credit listing at September 30, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Second lien	24	$8,449	$954
Mid-prime	12	1,594	168
Sub-prime	13	1,962	4
Other	14	993	115

Totals	63	$12,998	$1,241

(1)	Includes allowance for reinsurance recoverables.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for many major financial institutions and investors, including Ambac. Since the third quarter of 2007, the major rating agencies have downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. Recent credit downgrades of the RMBS and CDO of ABS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period.

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

•

As a result of higher losses and declining house prices, traditional mortgage lenders have significantly curtailed lending to sub-prime and mid-prime borrowers for both new mortgages and refinancing existing mortgages. Additionally, investors in traditional mortgage products have curtailed their purchases of such investments. This environment significantly reduces the borrowers’ ability to refinance their mortgages and will increase their financial stress in the event they have an adjustable rate mortgage which resets to a higher interest rate. The reduced liquidity also contributes to the lack of availability of credit to purchase new homes, thus contributing to home price depreciation.

•

The very unfavorable residential mortgage market in the United States has been marked by nationally declining home prices. As home prices fall, the value of collateral available to pay loan balances is diminished, which will cause significantly higher loss severities in the event a borrower defaults.

These factors have had a direct impact upon the probability of default and the severity of loss that individual transactions will experience. Our RMBS exposure with loss reserves has been broken down into four groups in the table above, with the majority of both our exposure and loss reserves consisting of second lien and mid-prime credits.

In the more benign mortgage markets witnessed in years prior to 2007, our identification of underperforming transactions was based upon a periodic review schedule that was adjusted to increase the frequency of those reviews if trigger events occurred which might indicate potential credit deterioration. The determination of loss estimates during this time period was heavily weighted towards a statistical approach, which ascribed loss severities and probabilities to individual rating categories. As a result of the above noted distress of the RMBS market and consistent with our approach for all adversely classified credits, we increased our monitoring of RMBS credits as the magnitude and severity of the mortgage crisis unfolded. Accordingly, Ambac’s approach evolved and was refined throughout the course of 2007.

RMBS transaction-specific behavior is analyzed on a risk priority basis with more quantitative support, better analytical tools, and with greater frequency than in years prior to 2007. We employ a screening tool each month to identify the first loss constant default rate (“CDR”) that would result in a claim to Ambac’s policy. A higher first loss CDR indicates a transaction can sustain higher default rates in the underlying collateral pool before resulting in a claim to Ambac’s policy versus a comparable transaction with a lower first loss CDR. Transactions that demonstrate a declining first loss CDR or are experiencing growing delinquencies and declining credit enhancement are identified as underperforming. Underperforming transactions are then analyzed to obtain historical and projected collateral performance and cash flow information specific to the structure, and are included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Lien:

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

The probability of default and severity of loss for certain second lien mortgage transactions from the 2006 and 2007 vintages continued to exhibit deterioration in the first nine months of 2008, which resulted in a significant increase in reserves from December 31, 2007. In establishing our net loss reserves for second lien products we refined our approach during 2008 to a roll-rate methodology from the loss curve methodology employed in December 31, 2007 as discussed above.

Roll Rate Methodology

We refined our loss reserve approach for second lien transactions in 2008 for two primary reasons. First, the level of underperformance exhibited in our distressed exposures during the first nine months of 2008 has been unprecedented, making it difficult to forecast future losses using loss patterns based on market collateral performance similar to the collateral that was guaranteed, which is the basis of the loss curve methodology described above. Second, there have been significant differences in performance between pools with largely similar collateral characteristics.

The roll-rate methodology used to estimate the 2008 loss reserves for second-lien transactions observes trends in delinquencies, defaults, loss severities, prepayments and extrapolates ultimate performance from this data on an individual transaction basis. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. Management reduces the transition rate between the 30-59 days and the 60-89 days categories by 50% after a plateau of 18 months, since we felt it was the best proxy for the current environment. Actual default rates escalated in the first half of 2008 with constant default rates (“CDRs”) on the subject transactions generally ranging between 15% and 25%. This data, along with the most recent delinquency information, was used to project a default curve for the life of the transaction. Projected prepayment rates utilized in the calculation of our reserve estimates were the greater of the average of the last several months’ prepayments, or four percent (six percent was used in June 2008). We also used the lesser of 100% loss severities or historical loss severities if materially lower than 100%. These monthly loss estimates were applied to the transactions’ individual capital structures in order to estimate claims on the Ambac insured tranches. The estimated claims were discounted at our current discount rate of 4.50% and reduced for any reinsurance we estimated to be recoverable to derive a net reserve for second lien transactions of $954 million as of September 30, 2008.

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. These reviews of actual loan file examinations have identified substantiated breaches of transaction specific representations and warranties by transaction sponsors. The September 30, 2008 direct RMBS loss reserves reflect estimated remediation recoveries by the underlying trusts as a result of such breaches. These estimated remediation recoveries aggregate to a present value of $512.2 million for nine second lien mortgage collateral transactions. Ambac intends to increase the number of loan files to be reviewed within these transactions as well as other non-performing transactions (for both first and second-lien transactions). If additional substantiated breaches are identified, Ambac will revise our estimate of recoveries accordingly.

Mid-Prime:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building over a period of time as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Recently, we have witnessed a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming and non-investment grade mid-prime exposures by comparing available credit support to the amount of loans in the 60+ day delinquencies, foreclosures, and REO categories. We assess the amount of credit support available below our senior position assuming that these loans were liquidated immediately at the specified levels to determine our internal rating. Our loss estimates for this segment of our insured portfolio used a roll rate approach for most instances. In this approach current delinquency buckets are used to approximate future default patterns using a sample of loans exhibiting low home price appreciation as a basis for the projections. The defaults are combined with a loss severity of 40% to arrive at a future value claim estimate. We have increased our loss severity assumption to 40% from 35% from March 31, 2008 due to the deterioration in housing prices observed in most markets nationwide. Projected prepayment rates utilized in the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

calculation of our reserve estimates were the average of the last several months’ prepayment rates. The future value claims were present valued at our current discount rate of 4.5% and reinsurance recoveries were deducted to derive the net reserve. Net reserves for mid-prime credits were $168 million as of September 30, 2008.

RMBS – Reasonable Possible Additional Losses:

It is possible that our loss estimate assumptions for the securities discussed above could be materially higher as a result of continued illiquidity of the mortgage market, continued deterioration in housing prices, and/or the effects of a weakened economy marked by growing unemployment and wage pressures. In other words, we feel that it is possible that the loss pattern for transactions in these two categories can be more severe and prolonged than we estimated. Additionally, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute our breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

For second lien mortgage credits for which we have recorded loss reserves at September 30, 2008, the reasonably possible increase in loss reserve estimates could be approximately $407 million. The reasonably possible scenario for second lien mortgage collateral assumes that the voluntary CPR assumption over a 6 month period decreases by approximately 2-4%, (depending on transaction performance) and the current-to-30 day roll assumption over a six month period increases 25bp to 75bp (depending on transaction performance). For mid-prime MBS credits for which we have recorded loss reserves at September 30, 2008 the reasonably possible increase in loss reserve estimates could be approximately $25 million. The reasonably possible scenario for mid-prime collateral assumes that the loss severity on liquidated properties increases to 45% from 40% and the net cumulative losses for each transaction increases by approximately 10%.

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

Generally, severity assumptions are established within our active credit reserve (“ACR”) for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the September 30, 2008 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond types that presently reside within the adversely classified credit listing.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$ in millions Category	Net par outstanding	Loss Reserves at 9/30/08	Increase in Reserve Estimate
Transportation	$1,283	$120	$16
Health care	$357	$13	$12

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

Total financial assets at fair value classified within Level 3 of the SFAS 157 fair value hierarchy was $277.1 million as of September 30, 2008, representing 2% of total assets measured at fair value on the Consolidated Balance Sheet. Total financial liabilities at fair value classified within Level 3 was $8,608.9 million as of September 30, 2008, representing 91% of total liabilities measured at fair value on the Consolidated Balance Sheet.

Investments in fixed income securities are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s balance sheet according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 10 to the Unaudited Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other broker quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended (“SFAS 133”). Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. Refer to Note 10 to the Unaudited Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 10 to the Unaudited Consolidated Financial Statements, the fair values of credit derivatives are sensitive to credit ratings adjustments on the underlying reference obligations, particularly when such adjustments reach below investment grade levels. Ratings adjustments are reflected in Ambac’s valuation model as changes to the “relative change ratio” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. In 2007 and 2008, such adjustments to the relative change ratio were made primarily on CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. For Ambac’s 17 CDO of ABS transactions that are rated below investment grade, the average relative change ratio percentage has increased to approximately 74%. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our CDS portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of September 30, 2008, Ambac’s derivative liability balance would increase by $1,277 million. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through September 30, 2008 and as such adjustments to the relative change ratio have not been material. Excluding CDO of ABS, downgrades have occurred in CDS transactions representing approximately 25% of par outstanding. The average rating for these transactions was AA- as of September 30, 2008.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of such quotes, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, through second independent quotes on the same reference obligation. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended September 30, 2008, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned are

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

Residential Mortgage-Backed Securities Exposure

On July 30, 2008, the Economic and Housing Recovery Act of 2008 (“EHRA”) was signed into law. The HOPE for Homeowners program was authorized by this act and provides for mortgage assistance for homeowners at risk of foreclosure. The HOPE for Homeowners program will refinance mortgages for borrowers who are having difficulty making their payments, but can afford a new loan insured by HUD’s Federal Housing Administration (FHA).

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The EESA gave the Treasury authority to deploy up to $700 billion into the financial system with an objective of restoring liquidity and stability to the U.S. capital markets. The Troubled Asset Relief Program (“TARP”) as established under Title 1 of EESA authorizes the Treasury to purchase and/or guarantee troubled assets from eligible financial institutions. In connection with the guarantee program, Treasury invited comments on how the guarantee program should be structured to minimize adverse selection, including how premiums should be calculated, what events should trigger insurance payout, what form that payout should take, and which institutions and assets should be eligible. The Department also asked for public comment on technical considerations, including what legal, accounting, or regulatory issues would arise and what administrative challenges the program will create. Ambac commented on the guarantee program and we believe that a guarantee program, if structured and approved as suggested, would be extremely beneficial to Ambac, if Ambac is deemed to qualify for such program. Ambac’s response to the Treasury is available on its web site at www.ambac.com.

On October 24, 2008, Treasury announced plans to direct $250 billion of this authority into preferred stock investments in bank holding companies, financial holding companies, insured depository institutions and savings and loan holding companies (“Capital Purchase Program”). Ambac is not eligible to participate in the capital purchase program.

Federal and state governments could pass additional legislation responsive to current credit conditions. The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop. While it is not clear at this time exactly what impact these programs and other initiatives will have on the financial markets, we expect that it will be positive. However, the extreme levels of volatility and limited availability of credit currently being experienced may continue to affect all financial institutions, including Ambac.

RMBS portfolio exposure included in financial guarantee insurance portfolio:

Structured Finance includes exposure to sub-prime and mid-prime first and second lien residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

guarantees in the mortgage-backed securities (“MBS”) portfolio, and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool.

Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second liens the above types of mortgages. Ambac generally insures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The insured RMBS in the BBB portion of the table below are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At September 30, 2008
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$211.7	$914.2	$27.1

2002	283.3	955.8	51.5

2003	67.7	2,007.0	258.6

2004	2,053.3	685.1	576.7

2005	1,949.0	1,411.9	1,974.7

2006	5,559.0	966.5	570.3

2007	5,256.6	555.6	2,738.0

Total	$15,380.6	$7,496.1	$6,196.9

% of Total MBS Portfolio	35.6%	17.4%	14.4%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(1)	Second Lien	Sub-prime	Mid-prime (3)
AAA	0.2%	6.4%	36.8%

AA	<0.1%	3.8%	5.9%

A	9.5%	28.2%	0.8%

BBB(2)	45.6%	53.3%	30.8%

Below investment grade(2)	44.7%	8.3%	25.7%

(1)

Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

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

RMBS exposure in collateralized debt obligations:

Until the third quarter of 2007, Ambac typically provided credit protection in connection with CDOs through credit default swaps that are similar to the protection provided by other financial guarantees. Ambac generally structured its contracts to mitigate liquidity risk that is inherent in standard credit derivative contracts.

The key liquidity risk mitigation terms are as follows:

•

Where standard credit derivative contracts require termination payments based on mark-to-market value of the transaction, Ambac has typically limited termination events to its own payment default or bankruptcy events, including insolvency and the appointment of a liquidator, receiver or custodian with respect to Ambac Assurance.

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

There are less than 30 transactions which are not “pay-as-you-go” with a combined notional of approximately $3.8 billion and a net liability fair value of $92 million as of September 30, 2008. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2004 and other pooled corporate risks.

•

None of our outstanding credit derivative transactions includes ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

Mezzanine CDO of ABS are transactions structured similarly to high-grade transactions except the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple-B rated tranches of sub-prime and mid-prime mortgages at deal inception. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS securities. Collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime mortgage securitizations at inception. Mezzanine and CDO squared transactions are considered higher risk and required a more significant level of subordination at inception to achieve equivalent credit ratings (as compared to high-grade transactions) because of the lower credit quality of the underlying collateral pool.

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

Ambac participated in the Collateralized Debt Obligation (“CDO”) market from 1998 through the third quarter of 2007. Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of September 30, 2008:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$27.0	45%

High yield Corporate	23.0	38%

Market value CDOs	3.0	5%

CDO of ABS <25% MBS	3.0	5%

Investment grade	2.6	4%

Other	2.1	3%

Total	$60.7	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$22.8	38%

AA	10.0	17%

A	4.0	6%

BBB	4.8	8%

Below investment grade	19.1	31%

Total	$60.7	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see discussion below.
(2)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of September 30, 2008:

September 30, 2008

	Percentage of CDS Net Par Outstanding
Ambac Rating	CDO of ABS	CDO of CDO	CLO	Other	Total
AAA	—%	—%	70%	84%	40%

AA	—	—	28	4	11

A	13	—	1	10	8

BBB	17	—	1	1	8

Below investment grade	70	100	—	1	33

	100%	100%	100%	100%	100%

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Breakout of CDO of ABS greater than 25% RMBS Exposure (1)

Collateral as % of Deal (2)

Year Issued	CDO of ABS	Amount (as of 9/30/08) ($ millions)	Sub- prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Subordination.(6)	Current Subordination (7)
2004	Cheyne High Grade ABS CDO, Ltd.	$714	35%	14%	11%	11%	25%	4%	22%	22%

2005	Duke Funding High Grade III Ltd.	1,475	40%	60%	—	—	<1%	<1%	17%	19%

2005	Palmer Square PLC	976	31%	32%	7%	6%	19%	4%	21%	22%

2005	Hereford Street ABS CDO I, Ltd.	985	46%	28%	—	—	21%	6%	17%	17%

2005	Pascal CDO, Ltd.	864	59%	17%	3%	5%	7%	9%	14%	14%

2005	Tremonia CDO 2005-1 PLC	800	42%	28%	2%	10%	13%	5%	18%	18%

2005	High Grade Structured Credit CDO 2005-1 Ltd	621	56%	31%	3%	7%	3%	2%	17%	16%

2005	Belle Haven ABS CDO 2005-1, Ltd.	480	56%	28%	5%	4%	3%	4%	22%	25%

2006	Diversey Harbor ABS CDO, Ltd.	1,826	36%	40%	8%	16%	<1%	<1%	23%	23%

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,463	54%	27%	3%	3%	5%	8%	15%	16%

2006	Ridgeway Court Funding I, Ltd.	1,530	37%	26%	9%	22%	5%	1%	20%	20%

2006	Duke Funding High Grade IV, Ltd.	1,289	31%	69%	—	—	—	—	13%	13%

2006	Duke Funding High Grade V, Ltd.	1,238	38%	62%	—	—	—	—	16%	16%

2006	McKinley Funding III, Ltd.	1,142	19%	40%	7%	31%	3%	—	19%	19%

2006	Millerton II High Grade ABS CDO, Ltd.	1,076	38%	54%	3%	2%	4%	—	14%	15%

2006	Lancer Funding, Ltd.	921	48%	40%	3%	6%	3%	<1%	20%	21%

2006	Cairn High Grade ABS CDO II Limited	813	35%	42%	<1%	19%	1%	2%	18%	19%

2006	ESP Funding I, Ltd.	707	38%	21%	—	16%	25%	—	28%	29%

2006	Longshore CDO Funding 2006-1, Ltd.	600	31%	32%	7%	10%	17%	3%	17%	17%

2007	Kleros Preferred Funding VI, Ltd.	2,362	35%	37%	8%	15%	3%	2%	20%	20%

2007	Ridgeway Court Funding II, Ltd.	1,942	49%	11%	5%	26%	2%	7%	35%	35%

2007	Citation High Grade ABS CDO I, Ltd.	909	39%	53%	—	6%	—	2%	15%	15%

2007	Fiorente Funding Limited	720	36%	43%	2%	11%	<1%	7%	15%	16%

2007	Adams Square Funding II, Ltd.	494	84%	8%	—	4%	—	4%	49%	50%

	Subtotal	25,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateral as % of Deal (2)

Year Issued	CDO of ABS	Amount (as of 9/30/08) ($ millions)	Sub- prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Subordination.(6)	Current Subordination (7)
	CDO of CDO
2005	Class V Funding	73	8%	<1%	20%	32%	39%	—	50%	59%

2007	888 Tactical Fund, Ltd.	497	—	—	12%	88%	—	—	48%	49%

2007	Class V Funding III, Ltd.	495	—	—	—	100%	—	—	48%	49%

	Subtotal	1,065

	Total	$27,012

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
(7)

Represents current subordination levels obtained from CDO trustee reports and, where applicable, first loss reinsurance purchased on the Ambac-insured tranche. Current subordination percentages represent the current outstanding notional par amount of subordinate bonds divided by the total outstanding notional par amount of all the bonds, excluding accreted interest on Payment-In-Kind bonds, in the CDO capital structures. Included in this total are subordinate bonds that may have been downgraded as a result of significant credit deterioration, but which remain outstanding as they continue to have a legal claim to the underlying collateral for any unpaid interest or principal until such collateral pays down or is liquidated in total. Additionally, if certain triggering events occur as a result of credit deterioration of the underlying collateral, cash flows from the underlying collateral are often diverted from the subordinate bonds to the senior bonds referred in the above transactions. As a result, current subordination levels may be higher than original subordination levels for any such transactions including those that have experienced significant credit deterioration. As such, Ambac believes that current subordination levels should be viewed in conjunction with Ambac’s current rating in the table below to assess credit quality of the above transactions.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All 27 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. As of September 30, 2008, all CDO of ABS exposures have experienced credit downgrades, including 17 exposures to below investment grade.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure (1)(2)(3)

Year Issued	CDO of ABS	Amount (as of 09/30/08) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
2004	Cheyne High Grade ABS CDO, Ltd.	$714	26%	47%	13%	2%	12%	A+

2005	Duke Funding High Grade III Ltd.	1,475	5%	27%	36%	13%	21%	BBB-

2005	Palmer Square PLC	976	33%	41%	9%	1%	15%	A+

2005	Hereford Street ABS CDO I, Ltd.	985	15%	29%	31%	6%	18%	A+

2005	Pascal CDO, Ltd.	864	13%	45%	17%	9%	17%	BBB+

2005	Tremonia CDO 2005-1 PLC	800	13%	30%	30%	11%	16%	BBB

2005	High Grade Structured Credit CDO 2005-1 Ltd	621	10%	32%	37%	14%	7%	A

2005	Belle Haven ABS CDO 2005-1, Ltd.	480	2%	3%	17%	30%	48%	BBB

2006	Diversey Harbor ABS CDO, Ltd.	1,826	20%	19%	9%	5%	48%	BIG

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,463	8%	35%	19%	9%	29%	BIG

2006	Ridgeway Court Funding I, Ltd.	1,530	16%	18%	5%	8%	53%	BIG

2006	Duke Funding High Grade IV, Ltd.	1,289	<1%	12%	24%	18%	46%	BIG

2006	Duke Funding High Grade V, Ltd.	1,238	—	7%	19%	14%	60%	BIG

2006	McKinley Funding III, Ltd.	1,142	10%	11%	7%	5%	67%	BIG

2006	Millerton II High Grade ABS CDO, Ltd.	1,076	22%	27%	21%	6%	24%	BIG

2006	Lancer Funding, Ltd.	921	12%	36%	19%	8%	26%	BBB-

2006	Cairn High Grade ABS CDO II Limited	813	3%	16%	10%	4%	68%	BIG

2006	ESP Funding I, Ltd.	707	15%	20%	17%	7%	42%	BIG

2006	Longshore CDO Funding 2006-1, Ltd.	600	16%	32%	25%	4%	23%	BIG

2007	Kleros Preferred Funding VI, Ltd.	2,362	17%	4%	5%	4%	69%	BIG

2007	Ridgeway Court Funding II, Ltd.	1,942	2%	13%	9%	5%	72%	BIG

2007	Citation High Grade ABS CDO I, Ltd.	909	13%	12%	13%	6%	56%	BIG

2007	Fiorente Funding Limited	720	20%	12%	12%	10%	47%	BIG

2007	Adams Square Funding II, Ltd.	494	—	1%	1%	4%	94%	BIG

	Subtotal	25,947

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Issued	CDO of ABS	Amount (as of 09/30/08) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
2005	Class V Funding	73	—	—	—	40%	60%	BBB-

2007	888 Tactical Fund, Ltd.	497	—	—	—	—	100%	BIG

2007	Class V Funding III, Ltd.	495	—	—	—	—	100%	BIG

	Subtotal	1,065

	Total	$27,012

(1)	The ratings set forth above are as of September 30, 2008, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
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
(4)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g., below BBB-).

The table below breaks out the net derivative liability of Ambac’s exposures to CDOs of ABS greater than 25% RMBS, including the $2.9 billion guarantee commitment with respect to CDOs of ABS, by Ambac rating:

CDO of ABS > 25% RMBS Net Derivative Liability by Ambac Rating

at September 30, 2008 (in millions):

Ambac rating	Net Derivative Liability
A	$(224)

BBB	(528)

Below investment grade	(6,753)

Total	$(7,505)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All CDO of ABS>25% RMBS transactions, plus the $2.9 billion guarantee commitment discussed below, which are below investment grade (“BIG”) are currently in some stage of loss remediation. The fair values of those BIG transactions are shown in the table above. We believe a reasonable range of potential losses for those transactions is between Ambac’s own estimate of credit impairment and S&P’s estimate of stress case losses. At September 30, 2008 Ambac’s estimate of credit impairment for its CDO of ABS exposure was $4.8 billion, which represents management’s estimate of expected future claim payments on a present value basis. Based on information published in November 2008, S&P’s current estimate of stress case losses for Ambac’s CDO of ABS exposure was $5.1 billion on a present value basis.

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of CDO securities, primarily consisting of sub prime and mid prime residential mortgage backed securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of September 30, 2008, the gross investment pool balance was $3.8 billion and $869 million of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of September 30, 2008 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment. (1)

The following summarizes certain key characteristics of the underlying investment securities as of September 30, 2008:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.1	28%

Mezzanine	2.5	68%

Mezzanine CDO of CDO	0.1	2%

Mezzanine CMBS	0.1	2%

Total	$3.8	100%

CDO vintage by closing date:(2)
2007		2.4%

2006		12.6%

2005		37.2%

2004 and prior		47.8%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratings Distribution of the underlying CDOs(3)	Moody’s	S&P
Aaa/AAA	11.5%	10.9%

Aa/AA	13.8%	7.5%

A/A	7.8%	11.5%

Baa/BBB	10.2%	9.9%

Below investment grade	56.7%	51.7%

Not rated	—	8.5%

(1)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

(2)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(3)	The third party ratings set forth above are as of September 30, 2008, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure:

Ambac also has RMBS exposure in its Financial Services investment portfolio. Please refer to the tables in the Liquidity and Capital Resources—Balance Sheet section below which display: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of residential mortgage-backed securities by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

Results of Operations

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2008 and 2007, and its financial condition as of September 30, 2008 and December 31, 2007.

Ambac’s diluted loss per share were ($8.45) and ($3.53) for the three months ended September 30, 2008 and 2007, respectively. The third quarter 2008 financial results were negatively impacted by (i) a higher provision for loss and loss expenses ($607.7) million; (ii) net change in fair value of credit derivative exposures ($2,705.2) million; (iii) lower Financial Services investment income; (iv) lower derivative products revenue; (v) net realized losses in the Financial Services investment portfolio from other than temporary impairment charges on certain investment securities ($124.3) million; (vi) net mark-to market losses on total return swap contracts; and (vii) higher Corporate operating and interest expense, partially offset by (i) higher net premiums earned; (ii) lower interest on investment and payment agreement expenses; (iii) higher Financial Guarantee net investment income; and (iv) higher net realized investment gains in the Financial Guarantee portfolio.

Ambac’s diluted (loss) earnings per share were ($13.66) and $0.25 for the nine months ended September 30, 2008 and 2007, respectively. The first nine months of 2008 financial results were negatively impacted by (i) net change in fair value of credit derivative exposures ($3,436.8) million; (ii) a higher provision for loss and loss expenses ($1,311.1) million; (iii) net realized losses in the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Services investment portfolio from other than temporary impairment charges on certain investment securities ($451.9) million; (iv) lower Financial Services investment income; (v) lower derivative products revenue; (vi) mark-to-market losses on total return swaps; (vii) higher Financial Guarantee underwriting and operating expenses; and (viii) higher Corporate operating and interest expense, partially offset by (i) higher net premiums earned, (ii) higher Financial Guarantee net investment income; (iii) lower interest on investment and payment agreement expenses; and (iv) higher Financial Guarantee net realized investment gains.

Included in ceded written premium for the three and nine months ended September 30, 2008 is the impact of the liquidation of BluePoint. The Supreme Court of Bermuda appointed a provisional liquidator of BluePoint and issued a Winding Up Order in August 2008. The issuance of the Winding Up Order is a breach of BluePoint’s obligations under the reinsurance contracts which will result in a claim by Ambac against BluePoint. The funds available to pay such claim include a segregated trust account where Ambac is the beneficiary (currently valued at approximately $35 million) as well as a portion of the remaining assets of the BluePoint bankruptcy estate. The increase in Ambac’s net par as a result of the breach is approximately $5.3 billion, and represents the insured par that was reinsured to BluePoint immediately prior to the breach. Included in ceded premiums written in Ambac’s Consolidated Statement of Operations is $23.2 million of return premiums that were previously ceded to BluePoint. The ultimate claim that will be due to Ambac upon final settlement of these reinsurance contracts will be equal to the total of: (i) any unearned ceded premiums, (ii) any reinsured losses on the ceded exposures, and (iii) other unsettled amounts due to Ambac. The net pre-tax impact of this breach to the Consolidated Statement of Operations amounted to approximately $9.5 million.

Also included in the nine months ended September 30, 2008 pre-tax income in the Financial Guarantee segment is the impact from cancellations of reinsurance contracts with CIFG Assurance North America, Inc. (“CIFG”) and recapture of certain previously ceded risks to Ram Reinsurance Company Limited (“Ram Re”). The insured par that was recaptured as a result of these transactions totaled approximately $826 million. The net pre-tax impact of this cancellation to the Consolidated Statement of Operations amounted to approximately $0.6 million.

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

Ambac Assurance guaranteed $2.1 billion of gross par value bonds during the three months ended September 30, 2008, a decrease of 94% from $33.4 billion during the comparable prior year period. During the nine months ended September 30, 2008, Ambac Assurance guaranteed $9.5 billion in par value debt obligations, a decrease of 91% from $103.9 billion in par value debt obligations guaranteed in the first nine months of 2007. These declines were the result of rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial position by investors of fixed income securities. Accordingly, Ambac has been able to originate only a de minimus amount of new Financial Guarantee business since November 2007. The following table displays gross par written for the third quarter and year to date for both 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in billions)	2008	2007	2008	2007
Public finance	$0.4	$14.2	$1.6	$42.7
Structured finance	1.1	11.0	6.1	45.5
International finance	0.6	8.2	1.8	15.7

Total	$2.1	$33.4	$9.5	$103.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. The decreases in gross par written were due to the uncertainty over Ambac Assurance’s financial position and by a lower percentage of bonds issued with financial guarantee insurance. Market issuance in par value bonds for the three and nine months ended September 30, 2008 were $89.2 million and $316.8 million, a decrease of 4% from $93.0 million and a decrease of 2% from $323.3 million in par value bonds in the three and nine months ended September 30, 2007, respectively. Market penetration declined from approximately 49% at September 30, 2007 to approximately 21% for the nine months ended September 30, 2008. Ambac’s market share was only 1% for the first nine months of 2008, as compared to 24% in the first nine months of 2007.

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; operating assets; leases; CDOs; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). As described in “Business Restructuring” above, Ambac has curtailed its activities on a going-forward basis in certain sectors of Structured Finance. The structured finance business written during the first nine months of 2008 primarily relates to transactions that closed prior to the business restructuring and transactions to which Ambac had committed prior to the announcement of suspension of underwriting.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Exposures Outstanding:

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2008 and December 31, 2007:

(Dollars in billions)	September 30, 2008	December 31, 2007
Public Finance	$247.5	$280.9
Structured Finance	152.0	170.7
International Finance	62.0	72.4

Total net par outstanding	$461.5	$524.0

Other asset-backed exposures included within both structured and international were student loans, investor-owned utilities and other asset-backed and conduit exposures. Ambac’s total outstanding asset-backed and conduit exposures are comprised of the following bond types and credit ratings as of September 30, 2008 and December 31, 2007:

Business Mix by Net Par ($ in billions)	September 30, 2008	December 31, 2007
Commercial ABS	$28.6	$31.5
Asset-backed commercial paper conduits	9.9	12.4
Consumer ABS	9.1	11.8

Total	$47.6	$55.7

Ambac Ratings by Percentage of Net Par	September 30, 2008	December 31, 2007
AAA	25%	25%
AA	11%	9%
A	18%	18%
BBB	42%	47%
BIG	4%	1%

Total	100%	100%

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2008 and December 31, 2007 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2008 and December 31, 2007. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2008	December 31, 2007
AAA	10%	13%
AA	20	22
A	41	43
BBB	21	20
Below investment grade	8	2

Total	100%	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure (1)

Bond Type (Dollars in millions)	September 30, 2008	December 31, 2007
Public Finance:
Transportation	$1,007	$1,024
Health care	297	397
Other	1,048	451

Total Public Finance	2,352	1,872

Structured Finance:
CDO of ABS > 25% RMBS	19,102	2,957
Mortgage-backed and home equity - second lien	6,948	3,625
Mortgage-backed and home equity - mid-prime	1,594	—
Student loans	888	—
Enhanced equipment trust certificates	572	617
Investor-owned utilities	46	583
Mortgage-backed and home equity – sub prime	625	417
Mortgage-backed and home equity – other	764	147
Other CDOs	23	—
Other	1,718	—

Total Structured Finance	32,280	8,346

International Finance:
Transportation revenue	—	1,052
Other	167	37

Total International Finance	167	1,089

Grand Total	$34,799	$11,307

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

The increase in mortgage-backed and home equity is the result of continued credit impairment primarily in the mid-prime first lien and second lien credits. Please refer to the Residential Mortgage-Backed Securities exposure included in this Management’s Discussion and Analysis of Financial Condition and results of Operations. The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of RMBS collateral within the high-grade CDO of ABS transactions.

Auction Rate Securities and Variable Rate Demand Obligations:

Fixed income securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table displays Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at September 30, 2008:

($ in millions)	ARS Net Par	VRDO Net Par	Total
Lease and Tax-backed	$3,418	$2,940	$6,358
General Obligation	1,236	1,723	2,959
Utility	1,589	659	2,248
Healthcare	5,304	2,607	7,911
Transportation	935	2,207	3,142
Student Loans	9,141	3,219	12,360
Investor-owned utilities	5,317	1,362	6,679
Other	2,204	2,368	4,572

Total	$29,144	$17,085	$46,229

ARS are sold through a Dutch Auction, which is a competitive bidding process used to determine rates on each auction date. Bids are submitted to the auction agent. The winning bid rate is the rate at which the auction “clears”, meaning the lowest possible interest rate that results in the cumulative total of securities demanded at such rate (“buyers”) equaling the amount auctioned (“sellers”). VRDO are long-term bonds that bear a floating interest rate and that provide investors the option to tender or put securities back to the issuer at any time with appropriate notice. Additionally, there are certain mandatory events that require all bondholders to tender their VRDO to the issuer. Upon tender, bondholders are paid a purchase price, equal to the par amount of the tendered VRDO plus accrued interest, typically paid from the proceeds of a remarketing of the tendered VRDO by a remarketing agent. The interest rate resets daily or weekly, depending upon the security. The reset rate is based on comparable securities with similar maturities and credit ratings, as well as on supply and demand.

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

As a result of the current credit crisis, the demand for purchase of ARS securities has been significantly reduced as investors have avoided these securities for fear of losing liquidity in the marketplace. Accordingly, fewer or no participants attend these auctions, resulting in the sellers being required to continue to hold the securities and often significantly increasing the interest rates on the ARS. Additionally, a number of Ambac Assurance’s insured VRDO have been purchased by the Liquidity Providers or have otherwise had higher interest rate resets. Issuers have been working towards reducing their debt service costs for ARS and VRDO transactions; the most prevalent ways are (i) converting the bonds to fixed rate (to maturity or for a shorter period of time); (ii) refunding the obligation and issuing fixed rate bonds; (iii) purchasing direct-pay letters of credits from other financial institutions; or (iv) amending their liquidity facilities to address investor liquidity concerns. During the second and third quarters of 2008, Ambac’s exposure to ARS and VRDO transactions have declined by 19%.

For Ambac Assurance insured ARS and VRDO transactions that have been unable to reduce their debt service costs, the higher debt service costs have resulted in decreased debt service ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread in student loan transactions). Through September 30, 2008, Ambac Assurance has not paid any claims on these transactions but has established loss reserves of approximately $46 million for certain ARS and VRDO transactions, primarily VRDO student loan transactions. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Commitments to issue Financial Guarantee Contracts.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $24.8 billion at September 30, 2008. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 45% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $24.8 billion of commitments outstanding at September 30, 2008 do not necessarily reflect actual future amounts.

Gross Premiums Written. Gross premiums written for the three and nine months ended September 30, 2008 were $118.6 million and $419.1 million, a decrease of $168.0 million, or 59% from $286.6 million in the three months ended September 30, 2007 and a decrease of $378.5 million or 47% from $797.6 million in the nine months ended September 30, 2007. As noted above, Ambac Assurance has written a limited amount of new financial guarantee business in 2008. Included in gross premiums written for the three and nine months ended September 30, 2008 are installment premiums on transactions that closed prior to 2008 of $118.0 million and $402.5 million, respectively.

Reinsurance. Ambac Assurance’s reinsurance program was principally comprised of a surplus share treaty and facultative reinsurance. The surplus share treaty required Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

transactions within a predefined range. The current surplus share treaty expired June 30, 2008 and has not been renewed. Management will continue to use facultative reinsurance to cede risks as deemed necessary. Ceded premiums written for the three and nine months ended September 30, 2008 were ($4.4) million and $36.6 million, respectively, a decrease of $39.5 million, or 113% from $35.1 million in the three months ended September 30, 2007 and a decrease of $56.4 million or 61% from $93.0 million in the nine months ended September 30, 2007.

Included in ceded premiums written for the three and nine months ended September 30, 2008 are $4.9 million and $14.6 million, respectively, in ceded premiums from the facultative cede with Assured Guaranty Reinsurance Ltd (“Assured”) completed in December 2007. Also included in ceded premiums written are $23.2 million and $30.6 million in return premiums from the previously mentioned reinsurance transactions that occurred in the second and third quarters of 2008. Excluding the Assured facultative ceded premiums and the return premiums, ceded premiums written would have been $13.9 million and $52.6 million for the three and nine months ended September 30, 2008, respectively. Ceded premiums written as a percentage of gross premiums written (excluding the return premiums) were 15.9% and 12.2% for the three months ended September 30, 2008 and 2007, respectively. Ceded premiums written (excluding the return premiums) as a percentage of gross premiums written were 16.0% and 11.7% for the nine months ended September 30, 2008 and 2007, respectively. The increases in ceded premiums written as a percentage of gross premiums written for the three and nine months ended September 30, 2008 as compared with the prior periods was primarily attributable to the ceded written premiums during 2008 related to the Assured Guaranty Reinsurance Ltd cede.

Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2008 were $282.3 million and $794.7 million, respectively, an increase of $87.5 million, or 45% from $194.8 million for the three months ended September 30, 2007 and an increase of $162.9 million, or 26% from $631.8 million for the nine months ended September 30, 2007. The increases were primarily the result of higher refundings and calls of previously insured obligations and other accelerations, such as reinsurance cancellations (collectively referred to as “accelerated earnings”), partially offset by lower normal earned premiums (which is defined as net premiums earned less accelerated earnings and reconciled to total net premiums earned in the table below).

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Public Finance	$48.5	$59.0	$157.4	$176.4
Structured Finance	63.3	73.0	201.0	218.8
International Finance	43.2	46.4	135.7	137.4

Total normal premiums earned	155.0	178.4	494.1	532.6
Accelerated earnings	127.3	16.4	300.6	99.2

Total net premiums earned	$282.3	$194.8	$794.7	$631.8

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

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls varies, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. As a result of the turmoil in the municipal auction rate and variable rate debt market, refundings of Ambac insured debt has increased. Accordingly, we have had significantly higher accelerated earnings in the three and nine month ended September 30, 2008. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy or in advance on an installment basis. Also included in accelerated earnings for the three and nine months ended September 30, 2008 were approximately $1.7 million and $2.6 million, respectively, from the reinsurance transactions previously mentioned. The following table provides a breakdown of accelerated earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Public Finance	$111.6	$14.4	$274.6	$79.6
Structured Finance	14.0	1.7	22.0	6.9
International Finance	—	0.3	1.4	12.7
Reinsurance recaptures	1.7	—	2.6	—

Total accelerated earnings	$127.3	$16.4	$300.6	$99.2

Normal net premiums earned for the three and nine months ended September 30, 2008 were negatively impacted by the limited new business written since November 2007, and the high level of refunding activity over the past few years. The decrease in normal earned premiums was also driven by the fourth quarter 2007 facultative cession to Assured Guaranty Re Ltd.

The table below shows the impact of Assured Guaranty cession by market sector on normal net premiums earned:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Public Finance	$2.7	$—	$8.3	$—
Structured Finance	2.8	—	8.8	—
International Finance	2.0	—	6.1	—

Total net premiums earned	$7.5	$—	$23.2	$—

Net Investment Income. Net investment income for the three and nine months ended September 30, 2008 was $126.8 million and $381.1 million, an increase of 8% from $117.0 million in the three months ended September 30, 2007 and an increase of 11% from $342.2 million in the nine months ended September 30, 2007. The increases were primarily attributable to the growth of the investment portfolio resulting from the ongoing collection of installment paying financial guarantee premiums and fees, coupon receipts on invested assets, and the impact from $1.3 billion of capital contributed by Ambac Financial Group. Also impacting growth was the consolidation of a variable interest entity under FIN 46R resulting in increases to net investment income of $3.4 million and $10.5 million for the three and nine months ended September 30, 2008, respectively compared to $1.2 million and $1.2 million for the three and nine months ended September 30, 2007, respectively, (primarily offset in the Statement of Operations by line item “Interest Expense on Variable Interest Notes,” which were $3.4 million and $10.3 million in the three and nine months ended September 30, 2008, respectively, and $1.2 million and $1.2 million in the three and nine months ended September 30, 2007, respectively). Operating cash flows have been adversely impacted by the lack of new financial guarantee business written and insurance loss and CDS commutation payments of $1,043.6 million in the third quarter of 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Change in fair value of credit derivatives:

Realized gains and losses and other settlements on credit derivative contracts. Realized gains and losses and other settlements on credit derivative contracts were ($837.9) million and ($805.9) million for the three and nine months ended September 30, 2008, a decrease of $857.9 million from $20.0 million in the three months ended September 30, 2007 and a decrease of $858.8 million from $52.9 million in the nine months ended September 30, 2007. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and losses and settlements paid on written contracts. The decrease was primarily due to realized net losses and settlements paid of $853.3 million and $854.9 million in the three and nine months ended September 30, 2008, respectively, compared to none in the comparative periods.

In the third quarter of 2008, Ambac settled one of its largest CDO exposures, AA Bespoke, in exchange for an immediate cash payment by Ambac Assurance of $850 million. AA Bespoke was a $1.4 billion transaction that originally comprised AA rated CDO of Mezzanine ABS tranches, most of which had been downgraded to below investment grade. The primary benefits to Ambac of this agreement are that (i) it eliminates uncertainty with respect to future losses and (ii) stress case losses in rating agency capital models exceeded Ambac’s actual payment which improved our rating agency capital position.

Unrealized gains (losses). Unrealized gains (losses) on credit derivative contracts for the three and nine months ended September 30, 2008 were ($1,867.3) million and ($2,630.8) million, respectively, compared to ($743.4) million and ($805.4) million for the three and nine months ended September 30, 2007, respectively. The net unrealized losses on credit derivatives for the three and nine months ended September 30, 2008 resulted primarily from (i) lower quoted values on the reference obligations across all asset classes, and (ii) internal ratings downgrades of the CDO of ABS portfolio, partially offset by a reclassification of $850 million to realized losses in connection with the CDO settlement described above. During the three and nine months ended September 30, 2007, unrealized losses resulted primarily from declining quoted values on CDO of ABS reference obligations.

The three and nine months ended September 30, 2008 amounts are net of the adjustment to the fair value of the credit default swap portfolio to reflect the effect of Ambac’s own credit spreads, as required under FAS 157, adopted January 1, 2008. The effect of Ambac’s credit spreads on fair value can vary widely from period to period dependent largely on the perception of Ambac and/or its operating company, Ambac Assurance, as counterparty. During the first six months of 2008, credit default swap spreads on Ambac Assurance widened significantly, and then declined slightly from June 30 to September 30, 2008. As a result, incorporating Ambac’s own credit risk in the determination of fair value reduced the change in unrealized losses on credit derivatives by $1,380 million and $8,191 million during the three and nine month periods ended September 30, 2008, as significant widening of Ambac’s credit spreads reduced the overall increases in unrealized losses. Changes in Ambac’s credit spreads had no effect on the reported 2007 results, as FAS 157 was adopted prospectively.

The housing and credit market turmoil that began in mid-2007 has continued through the third quarter of 2008. As a result, for the three and nine month periods ended September 30, 2008 and 2007, the largest increases in unrealized losses on credit derivatives related to CDO of ABS containing mortgage-backed securities as collateral. Quoted prices of CDO of ABS reference obligations have declined substantially, contributing to unrealized losses on credit derivatives each quarter, beginning with

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the three month period ended June 30, 2007. During the three and nine month periods ended September 30, 2008, three and fourteen high-grade CDO of ABS transactions, respectively, were downgraded internally to below investment grade causing further declines in the fair value of credit derivatives. Rating downgrades will generally result in higher mark-to-market losses; however, the impact is greatest after downgrade to below investment grade. Other asset types within the credit default swap portfolio have generally experienced price declines during the first nine months of 2008, which also had a negative impact on the fair values of our credit derivatives. Refer to Note 10 to the Unaudited Consolidated Financial Statements for further explanation.

As with financial guarantee insurance policies, which are excluded from fair value accounting under SFAS 133, Ambac performs ongoing surveillance of credit derivatives. When credit derivatives are determined to be adversely classified, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. For credit derivative exposures included on management’s adversely classified list as of September 30, 2008, the unrealized mark-to-market loss on for the three and nine months ended September 30, 2008 was $2,146 million and $2,597 million, respectively. For these same credits, the increases to the estimated credit impairment for the three and nine months ended September 30, 2008 were $2,509 million and $4,511 million, respectively. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the balance sheet for the adversely classified credit derivative transactions is $7,238 million as of September 30, 2008. An estimate for credit impairment of $4,764 million as of September 30, 2008 has been provided for these transactions, because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Continued impairment on credit derivative exposures will reduce Ambac Assurance’s policyholder’s surplus and statutory net income, which impacts future years’ dividend capacity, and impact Ambac Assurance’s compliance with the New York financial guarantee insurance laws provisions relating to single and aggregate risk limits. Based on the statutory results through September 30, 2008, Ambac Assurance will be unable to dividend monies to Ambac in 2009 without approval by the Wisconsin Insurance Commissioner.

In estimating an impairment provision on a transaction by transaction basis for the third quarter 2008, management did not specifically quantify the potential impact of federal actions (such as lower interest rates) or federally sponsored economic stimulus programs (such as the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and the HOPE for Homeowners Program) because those actions and programs are in early stages of development and granular outcomes are unknown from both a timing and ultimate impact standpoint. However, such actions and programs are expected to have a positive impact on liquidity and credit throughout the markets and as such, have been factored judgmentally into management’s global assumptions of cumulative losses in the underlying collateral of the CDO of ABS transactions. Management does not intend to further change its cumulative loss assumptions for the underlying RMBS securities within its CDO of ABS transactions until the extent and nature of the effects of such actions and programs are better known at the granular level.

Other (Loss) Income. Other (loss) income for the three and nine months ended September 30, 2008 was ($2.7) million and $7.8 million, respectively, compared to other (loss) income of ($1.3) million and $7.2 million for the three and nine months ended September 30, 2007, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees and the change in fair value from Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). The decrease for the three and nine months ended September 30, 2008 versus the three and nine months ended September 30, 2007 is primarily due to the impact of movements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

in the Euro to US Dollar exchange rate upon the company’s Euro cash account. Structuring fees are negotiated for certain domestic and international structured finance transactions, typically collected at inception of the transactions, and are earned ratably over the life of the transactions. Ambac has approximately $24.2 million and $23.9 million of deferred structuring and commitment fees included in “Other liabilities” on the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2008 were $607.7 million and $1,311 million, respectively, compared to $19.1 million and $47.6 million for the three and nine months ended September 30, 2007. The increased loss provisions in 2008 are primarily the result of increases related to the residential mortgage-backed security sector.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2008 and the year-ended December 31, 2007:

(Dollars in millions)	Nine Months Ended September 30, 2008	Year Ended December 31, 2007
Beginning balance of net loss reserves	$473.3	$215.0
Provision for losses and loss expenses	1,311.2	256.1
Losses paid	(319.9)	(30.4)
Recoveries of losses paid from reinsurers	23.9	4.7
Other recoveries, net of reinsurance	12.5	27.9

Ending balance of net loss reserves	$1,501.0	$473.3

Included in the provision for losses and loss expenses are estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $512.2 million.

The following tables provide details of net losses paid, net of recoveries received for the nine months ended September 30, 2008 and 2007 and gross case basis credit reserves and total gross loss reserves at September 30, 2008 and December 31, 2007:

(Dollars in millions)	Nine Months Ended September 30, 2008(1)	Nine Months Ended September 30, 2007
Net losses paid / (recovered):
Public Finance	$3.9	$(7.4)
Structured Finance	287.3	(0.6)
International Finance	—	(3.2)

Total	$291.2	$(11.2)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2008		December 31, 2007
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(2)(3)	Total Loss Reserves
Public Finance	49.7	$147.9	$51.8	$170.4
Structured Finance	906.7	1,326.1	69.0	313.0
International Finance	—	27.0	0.1	0.9

Total	$956.4	$1,501.0	$120.9	$484.3

(1)	Structured Finance net losses paid primarily relate to insurance payments on residential mortgage backed credits.
(2)

Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at September 30, 2008 and at December 31, 2007.

(3)	Reinsurance recoverables on case basis credit reserves were $55.7 million and $11.1 million at September 30, 2008 and December 31, 2007, respectively.

Active credit reserves were $600.3 million and $363.4 million at September 30, 2008 and December 31, 2007, respectively. Included in the calculation of active credit reserves at September 30, 2008 and December 31, 2007 was the consideration of $63.7 million and $13.4 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at September 30, 2008 and December 31, 2007 was comprised of 86 and 45 credits with net par outstanding of $12,380 million and $6,513 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by ratings downgrades of mortgaged-backed credits, offset by transfers to case basis credit reserves for residential mortgage-backed credits that defaulted in the period.

Case basis credit reserves at September 30, 2008 and December 31, 2007 were comprised of 26 and 13 credits, respectively, with net par outstanding of $5,746.5 million and $1,359.4 million, respectively. The increase to the case basis credit reserves is primarily due to the default of several mortgage-backed transactions.

At September 30, 2008, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $986.6 million. Related future payments are $187.5 million, $411.5 million, $158.0 million, ($212.1) million and $113.7 million for 2008, 2009, 2010, 2011, and 2012, respectively. The amounts in 2011 are net of the previously mentioned representation and warranty breach recoveries.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2008 were $46.9 million and $104.4 million, respectively, an increase of 35% from $34.6 million in the three months ended September 30, 2007 and an increase of 51% from $104.4 million in the nine months ended September 30, 2007. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net of reinsurance commissions received. The following table provides details of underwriting and operating expenses for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Gross underwriting and operating expenses	$49.6	$50.6	$142.2	$148.7
Net reinsurance commissions received	(9.3)	(9.7)	(18.9)	(25.3)
Operating expenses and reinsurance commissions deferred	6.9	(17.4)	9.9	(53.0)
Amortization of previously deferred expenses	(0.3)	11.1	24.6	34.0

Underwriting and operating expenses	$46.9	$34.6	$157.8	$104.4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in gross underwriting expenses for the three months ended September 30, 2008 was primarily driven by higher consulting and legal costs related to the credit derivatives portfolio, partially offset by lower compensation costs and lower premium taxes. Legal and consulting expenses of $4.8 million, primarily relating to remediation activities for CDS transactions. The decrease in gross underwriting expenses for the nine months ended September 30, 2008 was mainly a result of lower compensation expense, primarily from lower stock compensation, prior year bonus accrual reversal and lower premium taxes, partially offset by higher consulting and legal expenses. Due to the recent decline in business writings, Ambac significantly reduced the level of expenses it defers to future periods. As a result, net underwriting expenses are not comparable, period to period.

Financial Guarantee Accounting Standard. On May 23, 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of the Statement. Ambac will adopt SFAS No. 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which were adopted in the quarter ending September 30, 2008. See Note 11 “Future Appreciation of Accounting Standards” for additional information on impact of SFAS No. 163 on Ambac’s consolidated financial statements.

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

Revenues. Revenues for the three and nine months ended September 30, 2008 were ($71.9) million and ($371.4) million, respectively, compared to $107.8 million in the three months ended September 30, 2007 and $336.3 million in the nine months ended September 30, 2007, respectively.

The following table provides a breakdown of Financial Services revenues for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Investment income	$63.8	$120.6	$205.4	$334.5
Derivative products	(16.9)	1.2	(100.8)	7.2
Net realized investment (losses) gains	(85.0)	(1.3)	(396.8)	5.1
Net mark-to-market (losses) gains on total return swaps	(28.6)	(12.9)	(74.2)	(10.6)
Net mark-to-market gains (losses) on non-trading derivative contracts	(5.2)	0.2	(5.0)	0.1

Total Financial Services revenue	$(71.9)	$107.8	$(371.4)	$336.3

The decrease in investment income for the three and nine months ended September 30, 2008 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased as a result of repayment of investment agreements upon (i) Ambac Assurance’s downgrade in June 2008 as well as Ambac Assurance’s decision to terminate its ratings contract with Fitch; (ii) the bankruptcy of Lehman Brothers, which provided $1.2 billion of investment agreement counterparties with termination rights; and (iii) normal repayments. Lower interest rates resulted from the impact of declining benchmark interest rates on floating rate securities and a larger concentration of investments in short-term assets.

The decreases in derivative product revenues resulted primarily from turmoil in the short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). A decline in demand for variable-rate municipal debt has driven issue-specific rate resets to very high levels, thereby increasing Ambac’s payment obligations under the interest rate swaps resulting in a ($12.1) million and ($105.7) million loss for the three and nine months ended September 30, 2008, respectively, on this portfolio.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table details amounts included in net realized investment (losses) gains:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2008	2007	2008	2007
Net gains on securities sold or called	$9.1	$0.1	$18.4	$0.2

Other than temporary impairment on securities	(124.3)	—	(451.9)	—

NCFE recoveries	—	—	1.8	6.2

Gain on investment agreements	24.9	0.1	24.9	0.2

Foreign exchange gains (losses) on investment agreements	5.3	(1.5)	10.0	(1.5)

Net realized investment (losses) gains	$(85.0)	$(1.3)	$(396.8)	$5.1

Other than temporary impairments included $74.7 million and $269.2 million in the three and nine months ended September 30, 2008 related to securities that management considers credit impaired. Other than temporary impairments also included $49.6 million and $182.7 million related to securities that management does not intend to hold until recovery. Refer to Note 6 to the Consolidated Financial Statements for further explanation of investment impairments.

Net mark-to-market losses on total return swaps during the three and nine months ended September 30, 2008 resulted from the credit spread widening on the underlying guaranteed securities, which is reflected in the fair value of the total return swaps.

Expenses. Expenses for the three and nine months ended September 30, 2008 were $53.5 million and $207.1 million, respectively, down 54% from $115.2 million in the three months ended September 30, 2007 and down 36% from $321.7 million in the nine months ended September 30, 2007. Included in the above are interest expenses related to investment and payment agreements of $50.0 million and $197.0 million for the three and nine months ended September 30, 2008, respectively, and $112.0 million and $312.1 million for the three and nine months ended September 30, 2007, respectively. The decreases were primarily related to lower rates on a smaller volume of floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense for the three and nine months ended September 30, 2008 was $30.0 million and $84.4 million, respectively, up 35% from $22.2 million in the three months ended September 30, 2007 and up 33% from $63.6 million in the nine months ended September 30, 2007. The increase is primarily attributable to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three and nine months ended September 30, 2008 was $10.0 million and $33.2 million, respectively, an increase of 245% from $2.9 million for the three months ended September 30, 2007 and an increase of 239% from $9.8 million in the nine months ended September 30, 2007. The increases are primarily due to higher legal expenses and higher contingent capital costs. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on the increases in the contingent capital costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes. Income taxes for the three and nine months ended September 30, 2008 were at an effective rate of 20.8% and 25.0%, respectively, compared to 27.1% and 2.4% for the three and nine months ended September 30, 2007, respectively. The increase relates predominantly to the set up of a deferred tax valuation allowance against capital losses.

Deferred Tax Asset Valuation Allowance:

Ambac’s CDS portfolio experienced significant unrealized mark-to-market losses through September 30, 2008. A significant portion of those losses either generated net operating loss carryforwards or are only tax deductible upon realization, generating a significant deferred tax asset. As of September 30, 2008, Ambac’s deferred tax asset associated with the credit default swap business was $1,796 million. Ambac’s remaining deferred tax assets relate to credit losses on financial guarantee products of approximately $211 million, net operating loss carryforwards of $798 million and unrealized losses on securities of approximately $600 million, resulting in an overall gross deferred tax asset of $3,430 million.

As a result of development of additional losses on its insurance and credit default swap portfolios and the related impact on projected cash flows, Ambac has established a valuation allowance of $519 million on the ordinary portion of its deferred tax.

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

Negative and Positive Evidence

Ambac believes that it is at a disadvantage regarding its credit rating and perceived financial strength as a financial guarantor. Accordingly, it believes its ability to write new financial guarantee business has been adversely impacted.

Future taxable income exclusive of reversing temporary differences and carry-forwards is a source of taxable income that supports recognition of a deferred tax asset. Forecasting future taxable income from our business is generally considered to be the least objective when evaluating the weight of positive and negative evidence. A cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Ambac has experienced significant losses in the last 18 months sufficient to create cumulative losses over the past 3 years. Accordingly, in estimating its future income, Ambac has assumed no new business written and has forecasted expenses consistent with this assumption.

Ambac’s major sources of potential future net profits are:

•	The unearned premium reserve of approximately $2.3 billion on existing policies in which the premium has already been collected will amortize into future income during the applicable period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Contractual obligations of future installment premiums to be received of approximately $3.1 billion on contracts already written will generate income during the applicable period.

•

Future investment income (net future installment premium collections, reinvested cash flows, loss payments and operating expenses) on the insurance company’s existing portfolio. Although Ambac has a significant tax exempt portfolio, under FAS 109, a tax planning strategy is available to switch the portfolio into taxable securities.

•	An appropriate reduction of expenses in future periods.

With respect to underwriting and operating expenses, it was assumed that under a scenario in which no new business would be written, future operating expenses would be significantly reduced as a result of lower facilities and compensation costs. Specifically, (i) 2009 expenses were estimated based on annualized third quarter 2008 expenses; (ii) 2010 expenses were reduced by 25 percent of 2009 expenses; (iii) all future years were calculated using the estimated 2010 expense ratio, under the assumption that expenses would be reduced as future premium income declined (future expense reductions were capped to provide a minimum of $25 million annual expenses to operate the company); and (iv) beginning in 2011, a 3 percent inflation factor was included in the above adjustments.

Ambac gave heavy weighting to the various negative indicators which raised concerns about its ability to write significant amounts of new business. Accordingly, in forecasting future taxable income, Ambac assumed that no new or renewal policies would be written. Significant weighting was given to the positive indicators of recognizing potential future premium earned on existing contracts (i) in which the premium was paid up front and (ii) in which the premium is anticipated in the future. The amount of installment premiums actually realized could be reduced in the future due to factors such as early termination of the contracts or accelerated prepayments of underlying obligations. Ambac regularly monitors terminations and accelerated payments and will reflect any impact in future quarters. Heavy weighting was also given to Ambac’s ability to generate future investment income on existing assets as adjusted for anticipated future cash flows, assuming a return equal to its current return on assets. Ambac further recognized that future taxable income could be increased by selling its municipal portfolio and reinvesting in taxable securities.

Ambac also noted the increasing trend in loss and loss expense reserves since December 2007 and ran various scenarios incorporating increases in losses from $200 million to $400 million. Management chose a point estimate from the range of these scenarios as its valuation allowance.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis, including analyzing the impact of Moody’s recent downgrade of Ambac Assurance’s financial strength rating to Baa1.

During the nine months ended September 30, 2008, Ambac generated net capital losses of $326 million related to the sale of investment assets and write down of mortgage-related securities which are other than temporarily impaired. The tax law permits a 3 year carry-back and a 5 year carry forward of capital losses against capital gains. Ambac has generated $235.6 million of capital gains available in the carry-back period. In addition, Ambac has the ability if needed to trigger the realization of selected unrealized gains of $103.4 in its current investment portfolio. Since Ambac has sufficient capital gains in the applicable carry back and carry forward to offset its capital losses, no valuation allowance was established.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended September 30, 2008, Ambac reversed the $62.4 million valuation allowance established in a previous quarter related to a potential capital loss on the commutation of its Bespoke CDS contract because it has been determined that there was no capital loss on the commutation.

Ambac has a FAS 115 unrealized gross loss in its portfolio of approximately $1,716 million. Ambac has the intent and ability to hold these fixed income securities until maturity. Therefore, these unrealized losses and the related tax benefit will reverse over the life of the instruments.

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

CDS contracts are financial instruments for which payments are determined by reference to some adverse “credit event” with respect to another financial “reference asset”. For federal tax purposes, CDS contracts are generally characterized as either insurance, notional principal contracts, or put options:

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

However, when Ambac began to write CDS contracts in a pay as you go format in 2005, Ambac continued to treat them as put options for federal income tax purposes, including deferring income recognition until the contract lapsed. Ambac has filed for a “change of accounting method” with the IRS for the tax year 2008 in order to properly recognize premium income when received, rather than deferring it. However, under current tax law Ambac must continue to defer income recognition from these CDS contracts on its tax filings until the IRS approves its “accounting method” change. Ambac experienced its first losses on these “pay as you go” contracts in 2007 and adopted the proposed contingent swap regulations as its method of accounting for these losses. With regard to the characterization of income/losses (capital vs. ordinary), the characterization of an item is a matter of fact which does not require IRS approval to change. Accordingly, since Ambac believes the facts clearly indicate that “pay as you go” contracts are notional principal contracts, as described above, we believe that we have properly characterized the income and losses on “pay as you go” contracts as ordinary. Nonetheless, in the event that the IRS were to ultimately decide that “pay as you go” contracts should be characterized as capital assets, a significant valuation allowance of up to $1.8 billion would be required. The material losses in Ambac’s CDS portfolio relate to these “pay as you go” contracts.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) cash on hand; (iii) external financing; and (iv) repayment of intercompany loans and advances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Based on the amount of dividends that it has received from Ambac Assurance during 2008, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months. Beyond 2008, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, statutory net losses, insurance regulatory changes and changes in general economic conditions. Consequently, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses, debt service obligations and dividends on its common stock. Ambac Assurance paid dividends of $163.9 million during the nine months ended September 30, 2008. Based on Ambac Assurance’s statutory net loss for the nine months ended September 30, 2008 of approximately $2,572.8 million, Ambac Assurance will not be able to pay dividends to Ambac in 2009 without approval from the Wisconsin Insurance Commissioner.

Pursuant to Wisconsin insurance laws, Ambac Assurance may pay dividends, provided that, after giving effect to the distribution, it would not violate certain statutory surplus, solvency and asset tests. Based upon these tests, the maximum remaining amount that will be available during 2008 for payment of dividends by Ambac Assurance without regulatory approval is $167.7 million (including $54.6 million paid in October 2008). However, no quarterly dividend may exceed the dividend paid in the preceding year by more than 15% and therefore Ambac Assurance would be required to notify the Wisconsin Insurance Commissioner 30 days in advance of payment of $113.1 million of the remaining dividend capacity. The Wisconsin Insurance Commissioner retains the statutory authority to disapprove such payment.

During the first quarter of 2008, Ambac raised $1.5 billion of capital ($1.4 billion after underwriting discounts and commissions and fees and expenses). That was comprised of $1.25 billion via an offering of approximately 185 million shares of common stock at $6.75 per share and $250 million through an offering of 5 million equity units at a price of $50 per unit. All of the net proceeds from that capital raise were contributed to Ambac Assurance, with the exception of $100 million which was maintained at the holding company to provide incremental holding company liquidity. At September 30, 2008, Ambac Financial Group had cash and short term investments of $186.7 million.

Ambac’s principal uses of liquidity are for the payment of interest on its debt (approximately $113.3 million annually), its operating expenses, income taxes, dividends on its shares of common stock (approximately $11.5 million annually) and capital investments in and loans to its subsidiaries. In March 2008, Ambac reduced its annual dividends paid to common stockholders from $0.28 per share to $0.04 per share. Ambac does not expect to pay any common dividends in 2009.

Periodically, Ambac supports the collateral posting obligations of its interest rate swap business affiliate in the form of intercompany loans. Movements in interest rates and currency exchange rates will tend to increase or decrease the collateral posting requirements of this business. Liquidity support from Ambac is not legally required, and Ambac has not provided an explicit or implicit corporate guarantee. There were no loans outstanding to the interest rate swap business by Ambac as of September 30, 2008. As of the date of the filing of this Form 10-Q Ambac had extended $122.0 million of loans to its interest rate derivative subsidiary in order to satisfy collateral requirements.

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on new business opportunities, receipt of installment premiums on existing financial guarantees, cash flows from investments, and the amount of required loss payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross premiums written, scheduled investment maturities, tax refunds, net investment income and installment receipts from credit derivatives and other structured products. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss payments on both insurance and credit derivative contracts, reinsurance premiums, dividends to Ambac and capital investments in and loans to its affiliates. Further deterioration in the mortgage-backed insurance and credit derivatives portfolio would increase the cash outflows due on loss payments.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations; net obligations under interest rate, total return and currency swaps; and operating expenses. During the first quarter 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its re-focused strategy. The swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Such hedging transactions may include execution of new investment agreement transactions whereby the proceeds of such new transactions would be invested in assets selected to improve duration matching between the investment agreement business assets and liabilities or to improve the cash flow profile of the portfolio. Management believes that its Financial Services long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets and execution of repurchase agreements with Ambac Assurance or third parties; unsecured loans from Ambac Assurance; net receipts from swaps; and issuance of investment agreements.

In September, the State of Wisconsin, Office of the Commissioner of Insurance (OCI) approved up to $1 billion in intercompany asset sales and secured lending transactions between Ambac Assurance and its investment agreement business affiliates. This was in addition to an existing approval for up to $200 million in secured lending transactions between the entities.

As a result of Ambac Assurance’s recent downgrade by Moody’s to Baa1 on November 5, 2008, Management requested and received consent from the Wisconsin Insurance Commissioner to approve Ambac Assurance to enter into certain transactions with its Financial Services affiliates. These transactions were designed and sized to ensure that the Financial Services entities can meet their collateral and cash payment obligations currently, with some additional capacity for adverse changes in market values and market rates. Refer to Note 1 in the Consolidated Financial Statements within this Form 10-Q for further details of such approval transactions.

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

for a full withdrawal in the event that the related CDO breaches an Event of Default (“EOD”) trigger followed by an acceleration and liquidation event. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. Recent developments with respect to CDOs of ABS could result in additional material early withdrawals on investment agreements associated with these transactions. Accordingly, the investment agreement business has been increasing its liquid assets, including short term investments, in anticipation of the early withdrawals. These unanticipated withdrawals could require Ambac to sell additional investment securities at a loss to the extent other funding sources are unavailable. As of September 30, 2008, $2.7 billion of contingent withdrawal investment agreements were issued to CDOs, of which $0.8 billion were related to CDOs with primarily RMBS underlying collateral. Investment agreements of $0.3 billion issued to CDOs, with primarily RMBS underlying collateral, were terminated in October, 2008, following the bankruptcy of Leman Brothers Holdings Inc. (“Lehman Brothers”). Of the $2.7 billion of contingent withdrawal investment agreements issued to CDOs, $0.5 billion relate to CDOs with EOD triggers that may give rise to a complete investment agreement withdrawal. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions (i.e. CDOs). This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

The recent bankruptcy filing of Lehman Brothers. resulted in the early termination of approximately $1.2 billion in investment agreement liabilities. Approximately $0.8 billion terminated before the end of September and the remaining $0.4 billion terminated by the end of October. These terminations were funded via a combination of investment agreement business investment portfolio resources and affiliate transactions with Ambac Assurance. As of September 30, 2008, the investment agreement business had borrowed $585 million under the above referenced secured lending facility with Ambac Assurance to address termination payments required as a result of Lehman Brothers’ bankruptcy.

Credit Ratings and Collateral. Ambac Assurance currently has Baa1 with developing outlook financial strength rating from Moody’s and a AA (with a Negative Outlook) financial strength rating from S&P. The objective of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

Ambac has posted collateral of $2,130 million in connection with its outstanding investment agreements, including accrued interest, at September 30, 2008. The majority of investment agreements include downgrade triggers that are based on the lower of Moody’s or S&P rating levels introducing liquidity risk. In the event that Ambac Assurance is downgraded (including the recent downgrade by Moody’s to Baa1), most investment agreements contain multiple possible remedies, including collateral posting, a termination of the investment agreement contract, both of which introduce liquidity risk, or the designation of a replacement guarantor. In most cases Ambac is permitted to select the remedy and therefore may post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

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

financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $165.3 million under these contracts at September 30, 2008. Conversely, Ambac could receive collateral from a counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $78.1 million under these contracts at September 30, 2008. The thresholds afforded Ambac by swap dealers under existing collateral support agreements were reduced upon Ambac Assurance’s June 2008 downgrades and, accordingly, resulted in Ambac posting additional amounts of collateral to the counterparty. These thresholds have been further reduced as a result of Ambac Assurance’s recent downgrade to Baa1 by Moody’s. In addition, downgrades of Ambac Assurance (including the downgrade to Baa1 by Moody’s) can result in the triggering of termination events in swap transactions and the requirement of Ambac Financial Services to make payments equal to the market value of the swap positions.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various partnerships. Assets underlying these leveraged lease transactions involve equipment used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provide one or more of the following financial products in these transactions: (i) guarantees of the lessees’ termination payment obligations, (ii) debt funding (i.e. - loans), (iii) guarantees of third party debt and (iv) investment agreements and payment agreements, both of which serve as collateral to economically defease the lessees’ payment obligations in respect of termination payments and debt, respectively, in these leveraged lease transactions.

These transactions expose Ambac to the following risks:

•

Ambac may have collateral posting requirements upon certain Ambac rating downgrade triggering events under certain agreements it has provided. Refer to the Liquidity and Capital Resources section of this Form 10-Q.

•

Under certain Ambac rating downgrade triggering events, the lessees may be obligated to make termination payments, all or a portion of which may be funded from the liquidation of the related defeasance collateral (i.e. investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a claim payment under its guarantee policy. Following a policy draw, Ambac would then be entitled to exercise its reimbursement rights against the lessee and its ownership rights in the leased assets that may include, among others, the right to liquidate the leased assets. Ambac believes that all of the leased assets are essential to the lessees’ operations and that the value of the leased assets exceeds Ambac’s potential exposure under its guarantee policies. However, due to the illiquid nature of these assets, the timing of any recoveries is uncertain.

Ambac’s aggregate financial guarantee exposure to termination payments related to these leveraged lease transactions that contain Ambac rating downgrade triggering events at September 30, 2008 is $2.6 billion. Its exposure net of defeasance collateral and reinsurance is $1.8 billion. As a result of Ambac’s recent credit rating downgrades, nineteen lessees in these transactions are required to replace Ambac as financial guarantee provider at Ambac’s current rating level. There are an additional six lessees that would be required to replace Ambac as financial guarantee provider upon further rating downgrades of Ambac. A lessee’s failure to replace Ambac as financial guarantee provider may result in

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

a lease event of default and the lessee’s obligation to make a termination payment. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral and reinsurance, at September 30, 2008 based on Ambac’s current credit rating levels, is as follows:

Ratings Trigger	Net Par Exposure
Baa1 and AA (current rating level)	$1,413 million
S&P below AA	$268 million
S&P below AA-	$147 million

Total	$1,828 million

Ambac Capital Services (ACS) maintains a portfolio of total return swaps. These transactions have termination triggers that were hit upon Moody’s most recent Ambac downgrade, and this gives the counterparty the option to terminate theses transactions which would result in the payment of a settlement amount by ACS. If this option is exercised then ACS has the option to forestall the termination by posting collateral. The following financial services collateral analysis below assumes that ACS exercises its option to post collateral, but alternatively it may choose to allow the transactions to terminate, resulting in a termination payment by ACS. Some of the total return swaps have underlying assets which are insured by financial guarantors other than Ambac. The market value of those assets might be adversely affected if those financial guarantors are downgraded further by Moody’s or S&P. To the extent this occurs, the amount of collateral required to forestall termination would rise above the estimations in the financial services analysis.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts.

Ambac manages its liquidity risk through the maintenance of liquid collateral and other techniques. Ambac will meet the collateral requirements either by selling securities in the Financial Services investment portfolio in the market or to Ambac Assurance, or via secured and unsecured lending with Ambac Assurance. Based on past rating agency actions by Moody’s and S&P, management identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. Ambac generally has the right to re-hypothecate collateral that it receives under derivative contracts. Decreases in the fair value of our investment portfolio under the current distressed credit market would reduce the amount of eligible collateral for Ambac to meet collateral requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the estimated collateral posting requirements of all the financial services products at each rating level, assuming immediate downgrades of Ambac’s financial strength rating, by either S&P or Moody’s.

The table represents collateral requirements based on September 30, 2008 balances with Ambac Assurance’s current Moody’s and S&P ratings of Baa1 and AA, following Moody’s November 5, 2008 downgrade. As of September 30, 2008, based on the Moody’s ratings of Aa3 at that time, the additional posting requirement for all financial services products was $2,529 million.

(Dollars in millions) Change in Credit Ratings	Estimated Collateral Requirements	Estimated change in Collateral Requirements
BBB+/Baa1 (Base scenario at current levels)	$4,976	$—

BBB/Baa2	4,929	(47)

BBB-/Baa3	4,850	(126)

The estimated amount due under terminations of investment agreements as a result of Ambac’s downgrade to current levels is $1,857 million. The estimated amount due under the termination of derivative products as a result of Ambac’s downgrade to Baa1 is $114 million. Such amounts, assuming further downgrades, would be $206 million at BBB/Baa2 and $310 at BBB-/Baa3.

Capital and Capital Support. Ambac Assurance has a series of perpetual put options on its own preferred stock. The counterparty to these put options are trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. If the put option were exercised, Ambac Assurance would receive up to $800 million in return for the issuance of its own perpetual preferred stock, the proceeds of which may be used for any purpose, including the payment of claims. The preferred stock would give investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, subject to certain limited exceptions, only if Ambac Assurance pays dividends on its common stock. Each trust is restricted to holding high-quality short-term commercial paper investments to ensure that it can meet its obligations under the put option. To fund these investments, each trust has issued its own auction market perpetual securities. The auction for these securities occurs every 28 days. Beginning in August 2007, a disruption in the auction market caused the auction for these securities to fail. As a result, existing investors were required to maintain their position in the securities and the distribution rate on such securities increased to the maximum rate (100 basis points over one month LIBOR). When Ambac Assurance was downgraded below triple-A by Moody’s and S&P, the maximum rate increased to 200 bps over LIBOR. The impact of this failed auction on Ambac Assurance was an increase in the cost of the put option premium paid to the trusts. Each trust is rated A by S&P, and Ba1 with developing outlook as of November 5, 2008 by Moody’s. For the nine months ended September 30, 2008 and 2007, Ambac Assurance incurred fees related to these perpetual put options of $11.5 million and $2.9 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

On March 6, 2008, Ambac entered into an Underwriting Agreement related to the issuance and sale of 171,111,112 shares of Common Stock, by and among the Company and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of several underwriters. This transaction closed on March 12, 2008.

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

On March 6, 2008, Ambac entered into an Underwriting Agreement related to the issuance and sale of up to 5,000,000 Equity Units of Ambac (the “Units”), by and among Ambac and Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC and UBS Securities LLC, as representatives of several underwriters. Each Unit has a stated amount of $50 and initially consists of (a) a Purchase Contract on Ambac common stock issued by Ambac and (b) a 1/20th, or 5%, beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021. This transaction closed on March 12, 2008.

Credit Facility. As of August 6, 2008, Ambac was in violation of certain net asset covenants contained in the Credit Agreement dated as of July 30, 2007 (as amended, the “Credit Agreement”) among Ambac, Ambac Assurance, Citibank, N.A., as Administrative Agent, (the “Administrative Agent”), The Bank of New York and KeyBank, National Association, as co-syndication agents, HSBC Bank USA, N.A. and Wachovia Bank, National Association, as co-documentation agents (collectively the “Lenders”) and Citigroup Global Markets Inc., as the sole lead arranger and sole book runner, and certain other financial institutions. Management determined that the terms required to amend the Credit Agreement were uneconomical and not in the best interests of Ambac and its shareholders. As a result, the Commitments (as defined in the Credit Agreement) under the Credit Agreement and, accordingly, the Credit Agreement were terminated, effective September 4, 2008, pursuant to the notice given by Ambac and Ambac Assurance to the Administrative Agent on September 2, 2008. The Credit Agreement provided Ambac with a $400 million five-year unsecured, committed revolving credit facility that was due to expire on July 30, 2012. The Credit Agreement enabled Ambac to borrow for general corporate purposes, including the payment of claims. Because neither Ambac nor Ambac Assurance has drawn any amounts under the Credit Agreement, there was no early termination penalties incurred.

Balance Sheet. Total assets as of September 30, 2008 were $20.45 billion, down 13% from total assets of $23.57 billion at December 31, 2007. The decrease was primarily due to net unrealized losses in the investment portfolio and sales of securities to fund CDS commutations and investment agreement terminations, partially offset by cash generated from the capital raise in March and an increased deferred tax asset. The increased net unrealized losses are due primarily to credit spread widening and impairment losses recognized on credit impaired asset-backed securities and other securities that management does not have the intent to hold within the investment agreement investment portfolio. As of September 30, 2008, stockholders’ equity was ($0.9) billion, a 139% decrease from year-end 2007 stockholders’ equity of $2.28 billion. The decrease was primarily the result of the net loss reported for the period and the increase in net unrealized losses primarily within the investment portfolio, partially offset by the March 2008 capital raise.

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

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to (i) maintain sufficient liquidity to satisfy scheduled and unscheduled investment agreement maturities and withdrawals, and (ii) protect Ambac Assurance’s claims-paying resources while maximizing investment earnings relative to the cost of liabilities. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008		December 31, 2007
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$6,907.6	$6,706.7	$8,550.9	$8,763.8
Corporate obligations	713.5	666.2	768.3	783.7
Foreign obligations	168.2	171.9	303.7	317.4
U.S. government obligations	298.9	296.6	134.7	138.0
U.S. agency obligations	512.7	534.4	409.0	441.5
Mortgage-backed securities	4,039.2	2,710.9	4,460.6	4,116.1
Asset-backed securities	1,477.7	1,320.8	2,598.5	2,566.9
Short-term	1,334.3	1,334.3	879.0	879.1
Other	13.8	13.5	13.6	14.3

	15,465.9	13,755.3	18,118.3	18,020.8

Fixed income securities pledged as collateral:
U.S. agency obligations	—	—	210.6	241.3
Mortgage-backed securities	—	—	134.5	133.6

	—	—	345.1	374.9

Total	$15,465.9	$13,755.3	$18,463.4	$18,395.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2008 and December 31, 2007 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2008:
RMBS Mid-prime – First lien - Alt-A	$—	$1,486.2	$—	$1,486.2
U.S. Government sponsored enterprise mortgages	682.4	108.8	—	791.2
Student loans	—	493.3	—	493.3
Credit cards	16.6	363.5	—	380.1
Government National Mortgage Association	6.0	256.9	—	262.9
RMBS – Second lien	83.2	38.4	—	121.6
Structured insurance	—	102.0	—	102.0
CDO/CLO	1.5	60.6	—	62.1
Auto	—	34.4	—	34.4
RMBS – First lien – Prime	—	15.4	—	15.4
Aircraft securitizations	—	8.0	—	8.0
Other	67.8	206.7	—	274.5

Total	$857.5	$3,174.2	$—	$4,031.7

December 31, 2007
RMBS Mid-prime – First lien - Alt-A	$—	$2,879.5	$—	$2,879.5
U.S. Government sponsored enterprise mortgages	769.2	205.8	—	975.0
Student loans	—	703.2	—	703.2
Credit cards	147.6	661.1	—	808.7
Government National Mortgage Association	6.8	—	—	6.8
RMBS – Second lien	—	161.9	—	161.9
Structured insurance	—	157.8	—	157.8
CDO/CLO	5.6	169.2	—	174.8
Auto	—	83.7	—	83.7
RMBS – First lien – Prime	—	162.1	—	162.1
Aircraft securitizations	—	325.3	—	325.3
Other	—	377.8	—	377.8

Total	$929.2	$5,887.4	$—	$6,816.6

The weighted average rating of the mortgage and asset-backed securities is AA+ and AAA as of September 30, 2008 and December 31, 2007.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at September 30, 2008:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien	First lien Prime	Total
2003 and prior	$—	$62.3	$—	$62.3
2004	36.5	2.3	—	38.8
2005	273.1	1.1	—	274.2
2006	593.6	34.6	—	628.2
2007	583.0	21.3	15.4	619.7

Total	$1,486.2	$121.6	$15.4	$1,623.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2008 and December 31, 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2008		December 31, 2007
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$2,519.2	$110.5	$223.8	$0.5
7 - 12 months	939.6	84.0	614.7	9.3
Greater than 12 months	473.8	63.1	633.4	8.4

	3,932.6	257.6	1,471.9	18.2

Corporate obligations in continuous unrealized loss for:
0 - 6 months	269.3	17.1	161.4	4.1
7 - 12 months	65.5	16.5	9.3	0.3
Greater than 12 months	106.9	23.4	53.8	6.0

	441.7	57.0	224.5	10.4

Foreign obligations in continuous unrealized loss for:
0 - 6 months	34.3	0.2	18.9	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	40.4	—

	34.3	0.2	59.3	0.1

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	105.1	1.9	—	—
7 - 12 months	156.0	2.0	—	—
Greater than 12 months	—	—	—	—

	261.1	3.9	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	227.8	3.9	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	9.1	0.1

	227.8	3.9	9.1	0.1

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	374.3	4.1	2,535.3	278.4
7 - 12 months	290.3	33.5	536.4	65.0
Greater than 12 months	1,415.0	1,295.1	730.4	9.8

	2,079.6	1,332.7	3,802.1	353.2

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	92.2	7.0	838.1	31.2
7 - 12 months	324.7	71.4	106.4	8.7
Greater than 12 months	253.2	89.1	22.0	3.1

	670.1	167.5	966.5	43.0

Other in continuous unrealized loss for:
0 - 6 months	0.9	0.1	1.2	0.1
7 - 12 months	1.2	0.5	—	—
Greater than 12 months	0.1	0.1	—	—

	2.2	0.7	1.2	0.1

Totals	$7,649.4	$1,823.5	$6,534.6	$425.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at September 30, 2008 are primarily driven by (a) the uncertainty in the structured finance market, causing a lack of liquidity (primarily asset-backed securities) and (b) the current interest rate environment. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $7,649.4 million that were in a gross unrealized loss position at September 30, 2008, below investment grade securities and non-rated securities had a fair value of $57.2 million and unrealized loss of $60.7 million, which represented 0.8% of the total fair value and as in the above table. Of the $6,534.6 million that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1.2 million and an unrealized loss of $0.1 million, which represented less than 0.1% of the total fair value as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued through 2008.

During the three and nine months ended September 30, 2008, there were other-than-temporary impairment write-downs in the Financial Services investment portfolio. For the three and nine months ended September 30, 2008, these write-downs included (i) $74.7 million and $269.2 million, respectively, related to Mid-prime Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment and; (ii) $49.6 million and $182.7 million, respectively, in mark-to-market losses on securities identified which we do not have the intent to hold for a period of time sufficient to allow for recovery in market value. If expected losses in the collateral underlying the Alt-A mortgage-backed securities increase 30% we would record additional impairment of approximately $985.0 million. The Financial Guarantee investment portfolio recorded an other-than-temporary impairment write-down of $2.5 million and $4.9 million, respectively, during the three and nine months ended September 30, 2008. There were no impairment write-downs during the three and nine months ended September 30, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at September 30, 2008 and December 31, 2007:

Rating (1) : September 30, 2008(2):	Financial Guarantee	Financial Services	Combined
AAA	56%	75%	63%
AA	34	10	25
A	10	8	9
BBB	<1	3	1
Below investment grade	<1	4	2
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2007:
AAA	84%	91%	87%
AA	14	4	10
A	2	4	3
BBB	<1	—	<1
Below investment grade	—	<1	<1
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)

Approximately 10% and 8% of the decline from AAA in the combined ratings distribution is due to MBIA Insurance Corporation and Financial Guaranty Insurance Corporation downgrades by the rating agencies in the nine months of 2008, respectively.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialog with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Utility and Corporate obligations	Mortgage and asset- backed securities	Total	Weighted Average Underlying Rating(1)
MBIA Insurance Corporation	$1,484.2	$46.0	$—	$1,530.2	AA-
Financial Security Assurance Inc	1,441.0	36.7	—	1,477.7	AA-
Financial Guaranty Insurance Corp	1,102.8	—	—	1,102.8	AA-
Ambac Assurance Corporation	94.2	103.1	151.0	348.3	BBB

Total	$4,122.2	$185.8	$151.0	$4,459.0	AA-

Financial Services
MBIA Insurance Corporation	$—	$—	$68.4	$68.4	AA
Financial Security Assurance Inc	—	61.7	47.4	109.1	A
Financial Guaranty Insurance Corp	—	—	41.9	41.9	A-
Ambac Assurance Corporation	24.0	—	176.1	200.1	A
Assured Guaranty Corporation	—	—	43.2	43.2	BB+

Total	$24.0	$61.7	$377.0	$462.7	A

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash (used in) provided by operating activities was ($785.0) million and $827.9 million during the nine months ended September 30, 2008 and 2007, respectively. These cash flows were primarily used in and/or provided by Financial Guarantee operations. The decrease in cash provided by operating activities is primarily due to lower net insurance premium receipts, higher loss payments on insurance and credit derivative contracts. The nine months ended September 30, 2008 include an $850 million commutation payment under one of our largest credit derivative exposures. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash (used in) provided by financing activities was ($1,751.2) million and $1,104.5 million during the nine months ended September 30, 2008 and 2007, respectively. Financing activities for the nine months ended September 30, 2008 included net investment and payment agreement draws paid (net of investment and payment agreements issued) of $3,001.7 million, partially offset by proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million. Financing activities for the nine months ended September 30, 2007 included $846.3 million in net investment and payment agreements draws issued (net of investment and payment agreement draws paid) and the proceeds of the issuance of DISCs of $393.3 million, partially offset by purchases of treasury shares of $449.4 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by (used in) investing activities was $2,504.7 million and ($1,937.5) million during the nine months ended September 30, 2008 and 2007, respectively. Investing activities for the nine months ended September 30, 2008 included proceeds from the sale and maturity of bonds of $4,907.4 million and $1,136.6 million, respectively, partially offset by purchases of bonds of $3,118.3 million and net purchases of short-term securities of $455.2 million. For the nine months ended September 30, 2007, $3,361.0 million, $374.4 million and $245.2 million was used to purchase bonds, short-term securities and loans, respectively, partially offset by proceeds from sales and maturities of bonds of $1,765.9 million.

Net cash used in operating, investing and financing activities was $31.6 million and $5.1 million during the nine months ended September 30, 2008 and 2007, respectively.

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

All risk management responsibilities are now consolidated under a Chief Risk Officer. The Chief Risk Officer is responsible for credit risk management; capital management and deployment; and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac. The Chief Risk Officer is also empowered to veto any transaction that has been approved by the relevant credit committee. However, the CEO may override the Chief Risk Officer’s veto, upon notice to the Chairman of the Audit and Risk Assessment Committee of Ambac’s Board of Directors. The Chief Risk Officer reports to the Board of Directors on a “dotted line” basis and will inform and update the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics. Additionally, a newly created Capital and Risk Analysis Group, which has responsibility for transaction and portfolio based risk/return and capital analyses, reports to the Chief Risk Officer.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $578.4 million from its reinsurers at September 30, 2008. The largest reinsurer accounted for 5.7% of gross par outstanding at September 30, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $69,032 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2008 and its rating levels as of November 7, 2008:

Reinsurers	Standard & Poor’s rating	Credit watch	Moody’s rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(3)
Assured Guaranty Re Ltd	AA	Stable	Aa2	Review for downgrade	43.85%	—
Radian Asset Assurance Inc (1)	BBB+	Negative Outlook	A3	Review for downgrade	15.74%	—
RAM Reinsurance Company Ltd. (1)	A+	Negative Outlook	A3	Review for downgrade	10.72%	—
Swiss Reinsurance Co.	AA-	Stable	Aa2	Stable	10.22%	—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	5.78%	—
Assured Guaranty Corporation	AAA	Stable	Aaa	Review for downgrade	5.21%	1,881
MBIA Insurance Corporation	AA	Negative Outlook	Baa1	Developing	4.47%	—
Financial Security Assurance Inc	AAA	CWN	Aaa	Review for downgrade	1.61%	—
Syncora Guarantee Re Ltd.(1)	BBB-	CWN	Caa1	N/A	1.26%	—
Other(2)					1.14%	—

Total					100.00%	$1,881

(1)	Reinsurer was downgraded in 2008 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Included in “Other” are reinsurers with less than 1% of total par ceded. The aggregate of these reinsurers represent a weighted-average rating of BBB based on the lower of S&P and Moody’s.
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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in overall rates while retaining some basis risk. If actual or projected tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.22 million and $0.15 million at September 30, 2008 and December 31, 2007, respectively.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the nine months ended September 30, 2008 and year ended December 31, 2007, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $0.9 million and $0.4 million, respectively. Ambac’s VaR ranged from a high of $1.4 million to a low of $0.4 million in the nine months ended September 30, 2008 and from a high of $0.9 million to a low of $0.3 million in 2007. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the yield curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. The variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The significant majority of the underlying bonds are wrapped by Ambac Assurance. The current dislocation in the credit markets and the recent rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in mark-to-market losses. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps immediately increased 300bps for a one year period, we would recognize additional mark-to-market losses of approximately $17.3 million at September 30, 2008. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains. In certain transactions one or more of these triggering events have in fact occurred. In the first nine months of 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $355 million as of September 30, 2008.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of September 30, 2008 by asset type ($ in millions):

	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding(1)	$25,948	$1,064	$20,498	$11,532	$59,042
Net asset (liability) fair value	(6,814)	(691)	(713)	(478)	(8,696)

(1)

Par amounts do not include outstanding commitments to provide guarantees. Certain financial guarantee commitments relate to potential increases in funding levels for existing credit derivative exposures or otherwise require fair value accounting. The amount of such outstanding commitments was $5,155 million at September 30, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on commitments.

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in reference obligation spreads at September 30, 2008 ($ in millions):

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Estimated Unrealized Gain / (Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(3,911)	$(125)	$(940)	$(777)	$(5,753)	$(14,449)
250 basis point widening	(1,952)	(63)	(470)	(388)	(2,873)	(11,569)
50 basis point widening	(392)	(12)	(94)	(78)	(576)	(9,272)
Base scenario	—	—	—	—	—	(8,696)
50 basis point narrowing	388	13	94	68	563	(8,133)
250 basis point narrowing	1,949	62	464	277	2,752	(5,944)
500 basis point narrowing	3,856	125	663	373	5,017	(3,679)

Also included in the fair value of credit derivative liabilities beginning with the adoption of FAS 157 effective January 1, 2008, is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Before the adoption of FAS 157, Ambac utilized a discount rate based exclusively on current LIBOR rates. Incorporating Ambac spreads into the determination of fair value at September 30, 2008, has resulted in an $8,191 million reduction to the credit derivatives liability. Ambac credit default swap spreads narrowed from September 30, 2008 to October 31, 2008. Using October 31, 2008 Ambac Assurance credit spreads, the September 30, 2008 credit derivatives liability would have been increased by $1,542 million. As a result of Moody’s downgrade of Ambac and Ambac Assurance on November 5, 2008, we expect wider credit spreads in the fourth quarter of 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and total return swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at September 30, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)
	CDO of ABS>25% RMBS					Total Estimated Unrealized Gain (Loss)
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total
2000 basis point widening	2,982	190	228	130	3,530	(5,166)
1000 basis point widening	1,864	108	134	77	2,183	(6,513)
500 basis point widening	1,062	58	73	42	1,235	(7,461)
Base scenario	—	—	—	—	—	(8,696)
500 basis point narrowing	(1,452)	(68)	(89)	(53)	(1,662)	(10,358)
1000 basis point narrowing	(3,520)	(147)	(199)	(121)	(3,987)	(12,683)
2000 basis point narrowing	(7,217)	(319)	(417)	(258)	(8,211)	(16,907)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily directly or indirectly with sub-prime RMBS securities. In 2008, the independent rating agencies have continued to downgrade mortgage-backed and CDO of ABS securities, including many of the securities underlying our credit derivatives. Additionally, general market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have continued to decline, particularly with respect to CDO of ABS exposures. We expect price volatility to continue until uncertainty regarding the mortgage-backed securities and credit markets in general is reduced.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

and short-term investments at all times. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. As a result of the November 5, 2008 downgrade of Ambac Assurance, a significant amount of collateral is required to be posted by Ambac’s investment agreement and derivatives businesses. This will require Ambac Assurance to further support the cash needs of these businesses. See additional discussion in “Liquidity and Capital Resources” section.

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

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 3, 4 and 5 are omitted either because they are inapplicable or because the answer to such question is negative.

Item 1.	Legal Proceedings.

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On or about July 24, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint.

Various shareholder derivative actions have been filed against certain present and former officers and directors of Ambac, and Ambac as a nominal defendant. The suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, guarantees of CDO and MBS transactions and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 15, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on July 15, 2008, the Company and the individual defendants named in the consolidated Delaware shareholder derivative action moved to dismiss or stay that action in favor of the first-filed shareholder derivative actions in the United States District Court for the Southern District of New York; the Company and the individual

PART II - OTHER INFORMATION (Continued)

defendants also, in the alternative, moved to dismiss the consolidated Delaware shareholder derivative action for want of demand and failure to state a claim upon which relief can be granted; on September 5, 2008, plaintiffs moved to amend their consolidated and amended complaint; on September 24, 2008, Vice Chancellor Lamb of the Delaware Court of Chancery heard oral argument on defendants’ motion to dismiss or stay and plaintiffs’ motion to amend and reserved decision; and (iii) two actions filed in the Supreme Court of the State of New York, New York County that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste.

Ambac has been named in lawsuits filed by the City of Los Angeles, California (“Los Angeles”) City of Stockton, California (“Stockton”), the City of San Francisco, and the Counties of San Mateo and Alameda, California. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles, Stockton, the City of San Diego, and the Counties of San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products.

Ambac has been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand bonds (“VRDBs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDBs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Service, LLC (“AFS”) with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guaranty insurance policy and that this alleged inability to perform has cost New Orleans additional interest costs on the bonds and (2) AFS improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

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

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and

PART II - OTHER INFORMATION (Continued)

documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by the Rating Agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between the Rating Agencies and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a notice from the Attorney General of California dated October 27, 2008, which states that office is conducting an investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers, and which requests that Ambac preserve a range of potentially relevant evidence in anticipation of a subpoena to Ambac.

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

The downgrade of our financial strength ratings by S&P and Moody’s has had a material adverse effect on our competitive position and our ability to write new business. A further downgrade of the financial strength rating of Ambac Assurance would materially adversely affect our business and prospects and, consequently, our results of operations, financial condition and liquidity.

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

In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guaranty industry. In late December, following the rating agency reviews, Ambac’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s. On January 16, 2008, Moody’s put Ambac Assurance’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac Assurance’s insurance financial strength rating to AA, Credit Watch Negative. In addition, on January 18, 2008, S&P put Ambac Assurance’s AAA rating on Credit Watch Negative.

PART II - OTHER INFORMATION (Continued)

On February 25, 2008, S&P reaffirmed Ambac Assurance’s triple-A rating, but kept it on Credit Watch Negative. On March 12, 2008, Moody’s and S&P reaffirmed Ambac Assurance’s triple-A ratings. On April 24, 2008, Moody’s reaffirmed Ambac Assurance’s triple-A rating (with “negative outlook”) after Ambac announced its first quarter earnings. On June 5, 2008, S&P downgraded Ambac Assurance’s financial strength rating to AA and placed it on Credit Watch Negative and on June 19, 2008, Moody’s downgraded it to Aa3 with negative outlook. On August 14, 2008, S&P reaffirmed Ambac Assurance’s ‘AA’ rating, removed it from Credit Watch Negative and placed it on negative outlook.

On September 18, 2008, Moody’s announced that it was placing the ratings of Ambac Assurance and its subsidiaries on review for possible downgrade. On November 5, 2008, Moody’s downgraded Ambac Assurance’s financial strength rating to Baa1 with developing outlook. Moody’s stated that, should Ambac Assurance’s regulatory capital position continue to deteriorate, there would be further negative pressure on Ambac Assurance’s ratings.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to originate only a de minimus amount of new financial guarantee business since November 2007, and have written virtually no new business thus far in 2008. Any further downgrade in our financial strength ratings could have a material adverse effect on our long-term competitive position, our liquidity, and our prospects for future business.

See Part I, Item 1, “Business—Rating Agencies” Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q.

Market risks could adversely impact our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions.

As a result of the recent downgrade of Ambac Assurance’s financial strength rating by Moody’s, we were required to post collateral with respect to certain investment agreement and interest rate swap and currency swap transactions. See Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q. We will be required to post additional collateral if the market value of the assets used to collateralize our obligations under such agreements and transactions declines or, in certain cases, if there are changes in the collateral posting obligations under the interest rate swap and currency swap transactions.

These collateral-posting obligations could have a material adverse effect on our liquidity. Additionally, it is likely that Ambac Assurance would need to lend or contribute investment assets or cash to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such loans or contributions would be subject to the prior consent of the OCI; there can be no assurance that we would obtain such consent. We believe that the OCI would consider several factors in determining whether to grant such consent, including its view of Ambac Assurance’s financial condition at the time of such loan or contribution.

Most the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity and lead to further downgrades. See Part II, Item 7, “Management’s Discussion and Analysis—Credit Ratings and Collateral” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and

PART II - OTHER INFORMATION (Continued)

Part I, Item 2, “Management’s Discussion and Analysis – Liquidity and Capital Resources – Credit Ratings and Collateral” of this Quarterly Report on Form 10-Q. The termination of such transactions would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could seize Ambac Assurance and place it into rehabilitation.

Market risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of issuers of investment assets and/or financial guarantee insurers which insure investment assets; and foreign exchange movements which impact investment assets. At September 30, 2008, approximately 36% of our investment portfolio is insured by financial guarantors, including Ambac. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of our Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2008.

Based on the previously described rating agency actions, management subsequently identified certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. Additionally, certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses for a few of these investments. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part II, Item 7—Results of Operations—Financial Services, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information, and Note 6 of this Quarterly Report of Form 10-Q. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at September 30, 2008:

PART II - OTHER INFORMATION (Continued)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2008:
Fixed income securities:
Municipal obligations	$6,907,571	$56,732	$257,565	$6,706,738
Corporate obligations	713,473	9,825	57,035	666,263
Foreign obligations	168,245	3,953	265	171,933
U.S. government obligations	298,879	1,548	3,862	296,565
U.S. agency obligations	512,719	25,547	3,863	534,403
Mortgage-backed securities	4,039,215	4,337	1,332,683	2,710,869
Asset-backed securities	1,477,759	10,661	167,585	1,320,835
Short-term	1,334,266	—	—	1,334,266
Other	13,769	387	681	13,475

Total investments	$15,465,896	$112,990	$1,823,539	$13,755,347

To the extent that we are required to liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the September 30, 2008 fair values shown in the above table.

The Determination of the Amount of Impairments Taken on Our Investments is Highly Subjective and Could Materially Impact Our Results of Operations or Financial Position.

The determination of the amount of impairments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

For example, the cost of our fixed maturity and equity securities is adjusted for impairments in value if deemed to be other-than-temporary in the period in which the determination is made. The

PART II - OTHER INFORMATION (Continued)

assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The review of our fixed maturity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

Additionally, our management considers a wide range of factors about the security issuer and uses their best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Considerations in the impairment evaluation process include, but are not limited to: (i) the length of time and the extent to which the market value has been below cost or amortized cost; (ii) the potential for impairments of securities when the issuer is experiencing significant financial difficulties; (iii) the potential for impairments in an entire industry sector or sub-sector; (iv) the potential for impairments in certain economically depressed geographic locations; (v) the potential for impairments of securities where the issuer, series of issuers or industry has suffered a catastrophic type of loss or has exhausted natural resources; (vi) our ability and intent to hold the security for a period of time sufficient to allow for the recovery of its value to an amount equal to or greater than cost or amortized cost; (vii) unfavorable changes in forecasted cash flows on mortgage-backed and asset-backed securities; and (viii) other subjective factors, including concentrations and information obtained from regulators and rating agencies.

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

As of September 30, 2008, Ambac reported a total of $8.6 billion of mark-to-market liabilities on credit derivative exposures, including an estimated credit impairment totaling $4.8 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”) and “CDO squared” transactions which are backed by CDO of ABS transactions comprised of Subprime MBS. An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect

PART II - OTHER INFORMATION (Continued)

management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered by us to be below investment grade. We do not estimate impairment for investment grade credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, macroeconomic factors such as interest rates and employment levels, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS, CDO squared and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our statutory financial position possibly materially and adversely.

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

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for investment grade credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 3 of this Quarterly Report of Form 10-Q.

Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in loss reserves, our insurance operating subsidiaries may become insolvent and we may need to seek bankruptcy protection.

PART II - OTHER INFORMATION (Continued)

We may be required to raise additional capital which could have a dilutive effect on our outstanding equity capital and/or future earnings.

We may be required to raise additional capital as the result of rating agency capital requirements, unanticipated losses in our insured portfolio, participation in Treasury’s TARP, and/or diminution in our earnings prospects. Any future equity offerings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. We may also engage in additional reinsurance or risk transfer transactions such as the one we completed with Assured Guaranty Re Limited in December 2007. Further, any capital raising in the form of reinsurance, or other risk transfer transactions of the existing portfolio, will have a dilutive effect on our future earnings. There can be no assurance that we will be able to consummate any capital raising transactions, or as to the terms of any of the currently proposed transactions.

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

Changes in the rating agencies capital models and rating methodology, whether resulting from further losses or uncertainty in the mortgage market or other factors, could require us to hold more capital against specified credit risks in our insured portfolio. These requirements could place incremental stress on our ratings. See Risk Factor “The downgrade of our financial strength ratings by S&P and Moody’s has had a material adverse effect on our competitive position and our ability to originate new business.” A further downgrade of the financial strength rating of Ambac Assurance would materially adversely affect our business and prospects and, consequently, our results of operations, financial condition and liquidity.

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

RMBS and CDOs of ABS exposures which we have written in the form of CDS are subject to FAS 133, which requires that these transactions be recorded at fair value. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in the estimated fair values of these CDS can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (including those described above) and actual impairment of those transactions and.

While further deterioration in performance of the subprime mortgage sector is generally expected, the extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that Ambac Assurance insures.

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

Ambac’s CDS portfolio experienced significant mark-to-market losses as of September 30, 2008. A portion of these losses either generated net operating loss carryforwards or are only tax deductible upon realization, generating a significant deferred tax asset. As of September 30, 2008, Ambac’s gross deferred tax asset was $3.4 billion, of which $1.8 billion was associated with the CDS was associated with the CDS business.

As a result of development of additional losses on its insurance and credit default swap portfolio, and the related impact on projected cash flows, Ambac established a valuation allowance of $519 million.

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

The majority of Ambac’s CDS contracts are on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Generally, losses on notional principal contracts are ordinary losses. In scheduling the realization of these ordinary losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which these losses are anticipated to be realized and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide the “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to take an additional valuation allowance the effect of which would be to substantially reduce the remaining deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect on Ambac’s financial condition.

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

Our long-term senior unsecured debt is rated “A” Negative Outlook by S&P and “Ba1” with developing outlook by Moody’s.

PART II - OTHER INFORMATION (Continued)

On December 14, 2007, Moody’s affirmed our Aa2 long-term senior debt rating. On December 19, 2007, S&P affirmed our AA long-term senior unsecured debt rating with a negative outlook. On January 16, 2008, Moody’s placed our Aa2 long-term senior unsecured debt rating on review for possible downgrade. On January 18, 2007, S&P placed our AA long-term senior unsecured debt rating on Credit Watch Negative. On February 25, 2008, S&P affirmed our AA long-term senior unsecured debt rating, which remained on Credit Watch Negative, and reaffirmed such AA rating, Credit Watch Negative, on March 5, 2008. On February 29, 2008, Moody’s stated that it is continuing its review for possible downgrade, and on March 5, 2008, Moody’s affirmed Aa2 long-term senior unsecured debt rating, which remained on review for possible downgrade. On March 12, 2008, S&P affirmed our AA negative outlook senior unsecured debt rating, Moody’s downgraded our Aa2 senior unsecured debt rating to Aa3 negative outlook. On June 5, 2008, S&P downgraded our long-term senior debt rating from AA to A credit watch negative, and on August 14, 2008, affirmed our ‘A’ long-term senior unsecured debt rating, removed it from Credit Watch Negative, and placed it on Negative Outlook. On June 19, 2008, Moody’s downgraded it from Aa3 to A3. On September 18, 2008, Moody’s announced that it was placing our A3 senior unsecured debt ratings on review for possible downgrade, and on November 5, 2008 Moody’s downgraded it to Ba1 with developing outlook.

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

During the first nine months of 2008, we booked only a de minimis amount of new business. There can be no assurance that our business will improve or return to normal (or better) levels or, if they do improve, as to the timing of such improvements or return to normal levels.

We may not be successful in relaunching Everspan.

On September 2, 2008, Ambac Assurance received approval from the Office of the Commissioner of Insurance for the State of Wisconsin to capitalize Everspan, which would allow it to begin writing financial guarantee insurance. However, as a result of the recent downgrade by Moody’s of Ambac Assurance’s rating, the $850 million approved capital contribution to Everspan has been postponed. If we are unsuccessful in launching Everspan, we may continue to be unable to write new business.

PART II - OTHER INFORMATION (Continued)

Our recently announced intention to suspend or discontinue our activities and to revise our underwriting criteria in the structured finance sector and to discontinue our activities in Financial Services will adversely affect our business results and future earnings relative to historical levels.

As described more fully above in Item 2, Management’s Discussion and Analysis, “Business Restructuring”, we have made a number of changes to our businesses. As a result, certain businesses in which we formerly operated have been suspended or discontinued, and other businesses de-emphasized or subject to new limitations. These changes will result in decreased revenues, credit enhancement production and net income relative to historical levels and decreased cash flow to meet our obligations. In addition, we may make additional changes to our business in response to market conditions or as our management determines is appropriate. There can be no assurance that we will be able to replace the loss of business production with our on-going businesses. Further, these changes could lead to certain disruptions in our on-going businesses. Management time and attention will be diverted to managing these changes rather than concentrating fully on running the on-going businesses and our employees may be distracted.

Adverse publicity has affected demand for financial guaranty products.

As a result of the uncertainty regarding the financial stability of financial guarantors (including ourselves), the proportion of newly issued public finance obligations which are insured has recently dropped dramatically. Recently, certain municipal issuers have reduced their use of insurance for new issues, or indicated their intent to do so. This trend, if continued, could have an adverse affect on, new business public finance production for the financial guarantee industry, including Ambac.

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

Additionally, we could encounter additional competition in the future from new entrants to the financial guarantee insurance market. For example, Berkshire Hathaway is a new entrant into the financial guarantee business. See Part I, Item 1, “Business—Competition” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

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

PART II - OTHER INFORMATION (Continued)

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

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay dividends on our capital stock, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Adverse business circumstances or changes in regulatory policy could impact Ambac Assurance’s ability to pay us dividends in an amount sufficient for us to pay dividends on our capital stock. Ambac Assurance reported a reduction in policyholders’ surplus of $380.7 million and $2,227.6 million on a statutory basis for the year ended December 31, 2007 and nine months ended September 30, 2008, respectively. Additionally, Ambac Assurance reported a statutory net loss for the first nine months of 2008. Because of the regulatory tests applicable to the payment of extraordinary dividends, the amount of dividends that may be paid by Ambac Assurance to us without regulatory consent in 2009 would be reduced to zero as a result of this reduction in policyholders’ surplus and/or statutory net losses. The amount of dividends that we expect Ambac Assurance to pay to us in 2008 does not constitute an extraordinary dividend and therefore no regulatory consent would be required for the payment of such non-extraordinary dividends. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and/or raise capital or otherwise have a material adverse effect on our operations. In addition, in light of our financial condition, our Board of Directors may decide to eliminate or not declare a dividend. See Part I, Item 1 “Business—Insurance Regulatory—Dividend Restrictions—Wisconsin” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

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

PART II - OTHER INFORMATION (Continued)

the value of our investment portfolio and, therefore, our financial strength. Such credit risks may be in the form of large single risk exposures to particular issuers, reinsurers or counterparties; losses caused by catastrophic events (including terrorist acts and natural disasters); or losses in respect of different, but correlated, credit exposures.

As of September 30, 2008, we have credit exposure to our reinsurance counterparties through reinsurance contracts of approximately $69.02 billion or 13% of our gross par outstanding. No single reinsurance counterparty represents more than 15% of the $69.0 billion in par ceded, except for Assured Guaranty Re Limited and Radian Asset Assurance Inc., to which we have reinsured $30.3 billion and $10.9 billion of par, respectively. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to us. In addition, downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, and could therefore result in a downgrade of our own credit ratings. The ratings agencies currently are reviewing the monoline financial guaranty reinsurers. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and Item 3, Quantitative and Qualitative Disclosures About Market Risk, “Credit Risk” in this Quarterly Report on Form 10-Q. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in this Quarterly Report on Form 10-Q, for additional information on the financial strength ratings of Ambac’s reinsurers as well as the amount of amounts due from such reinsurers that are not secured by collateral.

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

PART II - OTHER INFORMATION (Continued)

Difficult economic and other conditions may adversely affect our business results and prospects and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession.

Such changes in general economic and other conditions can impact our business, as well as increases in corporate, municipal and/or consumer bankruptcies; changes in interest rate levels; continued dislocation and lack of liquidity in the credit and financial markets; changes in domestic and international laws, including tax laws and bankruptcy laws; intervention by governments or courts in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars and terrorist acts; natural disasters, including earthquakes, floods, windstorms and wildfires; rising energy, fuel and utility costs; could adversely affect the performance of our insured portfolio and our investment portfolio, e.g., leading to increases in losses and loss reserves in our insured portfolio and decreases in the value of our investment portfolio and, therefore, our financial strength. Furthermore, reduction in the volume of capital markets transactions; levels of competition; and changes in investor perception of credit risk could adversely impact the volume and pricing of financial guarantee insurance transactions and therefore adversely impact our business prospects.

There Can Be No Assurance that Actions of the U. S. Government, Federal Reserve and Other Government and Regulatory Bodies for the Purpose of Stabilizing the Financial Markets Will Achieve the Intended Effect

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, President Bush signed the EESA into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. The Federal Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. There can be no assurance as to what impact such actions will have on the financial markets, including the extreme levels of volatility currently being experienced. Such continued volatility could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

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

FAS 133 requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the ultimate outcome of residential mortgage losses and the quality of high yield corporate loans, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations) and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

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

PART II - OTHER INFORMATION (Continued)

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

Recently, the New York Insurance Department issued guidance with respect to the laws and regulations that are applicable to Ambac Assurance and to other monoline financial guarantee insurance companies. The guidance imposes restrictions on the types and amounts of business that Ambac Assurance is authorized to insure, especially in the structured finance area. Such restrictions could have a material effect on the amount of premiums that Ambac earns in the future. Additionally, any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See Part I, Item 1 “Business—Insurance Regulatory Matters” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, for further information.

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

PART II - OTHER INFORMATION (Continued)

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

PART II - OTHER INFORMATION (Continued)

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurrence of significant litigation expenses could be material to our company’s business, operations, financial position, profitability or cash flows.

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

PART II - OTHER INFORMATION (Continued)

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the third quarter of 2008 and shares available at September 30, 2008:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2008	14,399	1.7763	14,399	3,854,486
August 2008	175,736	1.7664	175,736	3,678,750
September 2008	15,753	4.3367	15,753	3,662,997

Third quarter 2008	205,888	1.9638	205,888	3,662,997

(1)	Shares repurchased during the third quarter 2008 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

PART II - OTHER INFORMATION (Continued)

On July 3, 2008, Ambac’s Board of Directors authorized up to $50,000,000 for share repurchases of its common stock under a new the stock repurchase program upon the condition of the completion of the offering of shares by the underwriters of its March 2008 offering. Ambac is unable to predict when the offering will be completed. As a result of Moody’s rating actions in September 2008, Ambac has suspended this program.

From October 1, 2008 through November  4, 2008, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.01	Employment Agreement dated as of September 22, 2008 by and between Ambac Financial Group, Inc. and John W. Uhlein, III.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

99.06	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2008 and December 31, 2007 and for the periods ended September 30, 2008 and 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: November 10, 2008	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.01	Employment Agreement dated as of September 22, 2008 by and between Ambac Financial Group, Inc. and John W. Uhlein, III.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.06	Ambac Assurance Corporation and Subsidiaries Consolidated Unaudited Financial Statements as of September 30, 2008 and December 31, 2007 and for the periods ended September 30, 2008 and 2007.