Form 10-K
period 2008-12-31
AMBAC FINANCIAL GROUP INC
filed 2009-03-16
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-10777

Ambac Financial Group, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3621676
(State of incorporation)	(I.R.S. employer identification no.)

One State Street Plaza New York, New York	10004
(Address of principal executive offices)	(Zip code)

(212) 668-0340

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 per share	New York Stock Exchange, Inc.
5.875% Debentures, Due March 24, 2103	New York Stock Exchange, Inc.
5.95% Debentures, Due February 28, 2103	New York Stock Exchange, Inc.
9.50% Equity Units, Due February 15, 2021	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2008 was $383,894,359 (based upon the closing price of the Registrant’s shares on the New York Stock Exchange on that date, which was $1.34). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 2, 2009, 287,345,579 shares of Common Stock, par value $0.01 per share, (net of 7,013,529 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of Ambac Financial Group, Inc.’s Proxy Statement for its 2009 Annual Meeting of Stockholders scheduled to be held on May 5, 2009 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

In this Annual Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “expect,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, by their nature, may be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the Annual Report on Form 10-K.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the actions of the U.S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (3) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (4) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (5) risks relating to the re-launch of Connie Lee as Everspan Financial Guaranty Corp.; (6) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (7) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (8) inadequacy of reserves established for losses and loss expenses; (9) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (10) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (11) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (12) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (13) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (14) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (15) default by one or more of Ambac Assurance’s portfolio investments, insured counterparties or reinsurers; (16) Ambac’s financial position and lack of financial flexibility, resulting principally from the uncertainty of Ambac Assurance’s ability to pay dividends to Ambac without the consent of the office of the Commissioner of Insurance of the State of Wisconsin; (17) legislative and regulatory developments, including the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and other similar programs; (18) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (19) changes in expectations regarding future realization of gross deferred tax assets; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, or SFAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (21) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) operational risks, including with respect to internal processes, risk models, systems and employees; (23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (25) changes in tax laws, (26) other factors described in the Risk Factors section in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (27) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Part I

Item 1.	Business.

INTRODUCTION

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated BBB with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ba1 on review for possible downgrade by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac has historically provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008; it now has a Baa1 financial strength rating on review for possible downgrade from Moody’s and is rated A with a negative outlook from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance and its operating subsidiaries have been able to originate only a de minimis amount of new financial guarantee business since November 2007.

Ambac Assurance has two financial guarantee insurance operating subsidiaries, Ambac Assurance UK Limited (“Ambac UK”) and Everspan Financial Guarantee Corp. (previously Connie Lee Insurance Company) (“Everspan”). Ambac UK, insures a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations, generally within Western Europe. Everspan is a financial guarantee insurance company that was purchased by Ambac Assurance in 1997 and placed into runoff. Ambac Assurance is seeking to capitalize and reactivate Everspan to allow it to write new financial guarantee business in the U.S. public finance and regulated utility markets.

As an alternative to financial guarantee insurance, credit protection was provided by Ambac Credit Products LLC (“Ambac Credit Products”), a subsidiary of Ambac Assurance, in credit derivative format. Ambac Assurance insures the obligations of Ambac Credit Products under these transactions. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value, realizing a loss for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. As part of its refocused business strategy, Ambac decided to discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about credit derivatives.

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to the clients of its financial guarantee business. As part of its refocused business strategy, Ambac decided to discontinue writing new business in its Financial Services segment. The interest rate swap and investment agreement businesses are being run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; the ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult. Such hedging transactions may include execution of swaps or other derivative instruments for the purpose of re-hedging risks inherent in the investment agreement business and the interest rate and currency swap business. Please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay principal and interest on its indebtedness and to pay its operating expenses. Ambac Assurance is unable to pay dividends to Ambac in 2009 without the consent of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”). Consequently, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis—Liquidity and Capital Resources” located in Part II, Item 7 for further information.

Financial information concerning our business segments for each of 2008, 2007 and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of the Annual Report on Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3333.

Recent Developments:

During the first quarter of 2008, Ambac announced that it would discontinue writing new business in its Financial Services segment as part of its refocused business strategy. The interest rate swap and investment agreement businesses are in active runoff, which may include terminations, settlements, restructuring, assignments of and scheduled amortization of contracts. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to the extent we are able to do so.

In 2008, Ambac undertook a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including management’s view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has decided to emphasize global public finance (including municipal finance, healthcare, infrastructure and global utilities) and re-evaluate and/or discontinue its participation in certain sectors of the structured finance market. Additionally, Ambac has revised its underwriting and risk management guidelines and determined to discontinue credit enhancement transactions in credit default swap or other derivative formats; however, we may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures.

In December 2008, Ambac also discontinued the quarterly dividend payable on our common shares.

Ambac is working to reduce risk and mitigate losses in its insured portfolio and is seeking to preserve and grow its business franchise. Efforts to preserve and grow our business franchise are currently focused primarily on the reactivation of our subsidiary, Connie Lee Insurance Company (which has been renamed Everspan Financial Guarantee Corp.) (“Everspan”), as described in more detail below. We are also exploring other initiatives including mortgage servicing and consulting businesses in various sectors of the credit markets. If we are unable to accomplish the reactivation of Everspan in a timely manner, Ambac Assurance will need to reduce its operating expenses. Our efforts to preserve and grow our business will then be primarily focused on initiatives outside the financial guarantee insurance industry; these initiatives will likely need to be financed by Ambac Financial Group, Inc.

The reactivation of Everspan would allow us to begin writing financial guarantee insurance in the U.S. public finance market as a separate, stand-alone legal entity. The management team of Everspan would be primarily assembled from within Ambac Assurance’s Public Finance division.

Receipt of financial strength ratings which are sufficiently high to enable Everspan to successfully market its financial guarantees is critical to Everspan’s business plan. To that end, we are engaged in discussions with Moody’s and S&P and are attempting to address their requirements. Foremost among these requirements is the infusion of third party capital, and we are actively seeking third party capital providers. We plan to finance our investment in Everspan by means of a capital contribution by Ambac Assurance. Any such contribution requires the approval of the OCI. The OCI is currently considering our request for approval of such a contribution. The OCI has indicated that it will not approve an investment in Everspan by Ambac Assurance unless Everspan receives financial strength ratings of at least “AA” from S&P and “A2” from Moody’s. Everspan’s success is dependent on the willingness of municipal issuers to use Everspan’s financial guarantees and the willingness of municipal bond investors to purchase such securities.

The downgrades in 2008 resulted in a significant amount of collateral being posted by Ambac’s investment agreement and derivatives businesses. To enable the non-insurance companies to meet the collateral posting obligations, Ambac Assurance petitioned the OCI to permit various liquidity enhancing activities between these entities and Ambac Assurance. On November 5, 2008, the OCI issued a “non-disapproval” letter with respect to the following transactions between these entities:

•	Ambac Assurance is permitted to purchase up to $3.0 billion of investment securities owned by the investment agreement business;

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to the investment agreement business of up to $1.6 billion for the purpose of providing such affiliates liquidity for collateral postings or liquidation of investment agreements;

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to Ambac Financial Services of not more than $750 million (subsequently increased to $850 million through March 31, 2009) for the purpose of providing liquidity for collateral postings or liquidation of interest rate and/or currency swap arrangements; and

•	Under a separate non-disapproval, Ambac Assurance is permitted to lend up to $1.3 billion to the investment agreement business on a secured basis.

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

BUSINESS SEGMENTS

The following paragraphs describe the business operations of Ambac and its subsidiaries for its two reportable segments: Financial Guarantee and Financial Services. Ambac’s activity in these segments has been curtailed significantly as a result of the downgrades of Ambac Assurance’s financial strength ratings by Moody’s and S&P and Ambac’s decisions to discontinue underwriting certain types of financial guarantee business and to discontinue writing financial services business. As such, the following descriptions of the Financial Guarantee and Financial Services segments relate to the existing portfolios in those segments. Our activities in those segments are focused on risk management, surveillance, risk reduction and loss mitigation. In addition, we are seeking to capitalize and reactivate Everspan and are evaluating other credit-related business initiatives and opportunities in which we could enhance and make use of our existing resources and skills.

Financial Guarantee Segment

Markets

The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a fixed income obligation against non-payment of principal and interest when due. Essentially, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so. Ambac Assurance and its subsidiaries serve the global capital markets by providing financial guarantee insurance for public finance and structured finance obligations. Both issuers and investors can benefit from financial guarantee insurance. Issuers typically benefit when the insurance increases the credit rating quality of their obligations, which has the effect of lowering their cost of borrowing because the insurance premium is less than the value of the spread between the yield on the insured obligation (carrying the credit rating of the guarantor) and the yield of the uninsured obligation. Financial guarantee insurance has historically increased the marketability of obligations issued by infrequent or unknown issuers or in connection with complex financings. Investors have generally benefited from increased liquidity in the secondary market, reduced exposure to price volatility caused by changes in the credit quality of the underlying obligor, monitoring and remediation by Ambac on insured transactions and added protection against a potential loss in the event that the obligor defaults on its obligation. As a result of the actions by the rating agencies in 2008, obligations guaranteed by Ambac Assurance and other financial guarantors have experienced significantly greater price volatility and reduced liquidity, thereby significantly reducing the benefits noted above. At its current ratings level, Ambac Assurance and its subsidiaries do not reduce the total cost of borrowing for issuers, which has led to a lack of business production since November 2007. Additionally, concerns over Ambac Assurance’s financial condition have significantly reduced demand for its insured securities and, accordingly, many insured obligations are trading in the market based on the creditworthiness of the underlying obligor.

In certain floating rate insured transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. Refer to Liquidity and Capital Resources included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for discussion of potential liquidity risks under these transactions.

Ambac Assurance and its subsidiaries also guarantee or provide credit protection on obligations already carrying insurance from other financial guarantors, with Ambac Assurance obligated to pay only upon a default by both the underlying obligor and the original financial guarantor. At December 31, 2008, Ambac provided credit protection for $1.4 billion outstanding par on these obligations, primarily through the issuance of credit derivatives. The weighted-average rating of these underlying obligations, excluding the guarantee from other financial guarantors, was BBB+ at December 31, 2008.

In addition to the guarantees on fixed income obligations described above, Ambac Assurance has underwritten transactions which expose the company to risks which may not be correlated to credit risk; for example, market risk, weather-related or other disasters, mortality or other property and casualty type risk characteristics. Ambac has underwritten such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

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

Pricing:

Ambac Assurance determines premium rates on the basis of the type of transaction and its assessment of the risk it is guaranteeing. Factors considered in pricing include underlying credit risk and ratings, term to maturity, structure of the issue, credit and market factors including security features and other credit enhancement features and competitive factors, including competition from other financial guarantee insurers. Additionally, the interest rate spread between insured and uninsured obligations with characteristics similar to those of the proposed issue is considered in the pricing process as well as the cost and the projected return to Ambac Assurance. Pricing for financial guarantees are received either upfront (typical of public finance obligations) or in installments from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite writing no material new business, Ambac continues to collect premiums on its existing portfolio of structured finance guarantees that pay premiums periodically.

Financial guarantee products are sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market.

U. S. Public Finance Market

Due to market uncertainties as a result of Ambac being downgraded by Moody’s and S&P, Ambac’s origination volume in U.S. Public Finance is down significantly from prior years. Ambac is seeking to reenter the U.S. public finance market in 2009 via a separate capitalized and rated subsidiary, Everspan. Everspan’s business will be narrowly focused on municipal finance and other public purpose financings such as not-for-profit healthcare providers and utilities.

Ambac’s portfolio of U.S. Public Finance exposures is $238 billion, representing 55% of Ambac’s net par outstanding. This consists of U.S. municipal issuance including general obligations, lease and tax-backed obligations, health care, housing, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services.

The following table sets forth the volume of new issues of long-term (longer than 12 months) public finance bonds and the volume of new issues of insured long-term public finance bonds over the past ten years in the United States.

U.S. Public Finance Long-Term Market

($ in Billions)	New Money	Refundings	Total Volume	Refundings as Percentage of Total Volume	Insured Volume	Insured Bonds as Percentage of Total Volume
1999	189.3	38.3	227.6	16.8	105.6	46.4
2000	181.3	19.5	200.8	9.7	79.3	39.5
2001	223.5	64.7	288.2	22.4	134.4	46.6
2002	266.7	92.1	358.8	25.7	178.9	49.9
2003	288.7	95.0	383.7	24.8	190.7	49.7
2004	271.7	88.4	360.1	24.5	192.7	53.5
2005	277.6	130.7	408.3	32.0	233.0	57.1
2006	309.5	79.1	388.6	20.3	184.8	47.5
2007	351.4	76.2	427.6	17.8	201.0	46.9
2008	211.8	174.8	386.6	45.2	72.2	18.7

Source: Amounts as reported by The Bond Buyer. Amounts represent gross par amounts issued or insured, respectively, during such year.

The decline in volume in 2008 reflected poor general market conditions and the inability of some issuers to access the market. The precipitous decline in insured volume reflected a lack of financial guarantee capacity following ratings downgrades of most financial guarantors. Refundings in 2008 were primarily driven by refinancing of auction rate securities and variable rate demand obligations. As a result of the current crisis, interest rates on these floating rate securities were increased significantly; and as a result, many issuers have refinanced these obligations by issuing fixed-rate obligations.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2008:

(Dollars in Millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A+	$3,066	0.7%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	2,031	0.5%
Washington State—GO	AA	1,829	0.4%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,438	0.3%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,389	0.3%
New Jersey Turnpike Authority Revenue	A	1,372	0.3%
MTA, NY, Transportation Revenue (Farebox)	A	1,337	0.3%
Massachusetts Commonwealth—GO	AA	1,291	0.3%
Central Texas Turnpike, System Revenue	BBB+	1,095	0.3%
California Department of Water Resources, Power Supply	A	1,034	0.2%

Total		$15,882	3.6%

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

U.S. Structured Finance and Asset-Backed Market

In 2008, the U.S. structured finance market experienced widespread illiquidity and lack of new issuance volume. When combined with the downgrades and uncertainty surrounding Ambac, the result was that no material new business was originated by Ambac in this sector. While Ambac and market participants expect the structured finance market to recover in time, the recovery process may be prolonged. Government involvement, including numerous programs designed to provide liquidity and funding to the sector, may speed the recovery but will likely change the nature of the business during 2009, adding to uncertainty regarding the market dynamics and demand characteristics of this sector. Depending on developments in this sector, and on Ambac Assurance’s capital position, Ambac anticipates that it may participate in the structured finance sector in the future.

Ambac’s portfolio of U.S. Structured Finance exposures is $140 billion, representing 32% of Ambac’s net par outstanding. Sectors covered include securitizations of mortgage loans, home equity loans, auto loans, student loans, credit card debt, leases, operating assets and CDOs where the majority of the underlying collateral risks are situated in the United States. Additionally, Ambac’s Structured Finance business encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, rental cars, shipping container and rail car fleets, as well as film rights, franchise fees, pharmaceutical royalties, and intellectual property.

Structured Finance includes credit enhancement for asset-backed commercial paper conduits (“conduits”). Conduits are used by issuers to efficiently fund assets in the commercial paper market. Typically sponsored by financial institutions, the conduits usually purchase financial assets and asset-backed securities, and issue commercial paper to fund the purchase of the assets. The typical conduit structure provides Ambac with significant credit protection prior to a claim on Ambac’s insurance policy. A conduit requires program-wide credit enhancement as one of several elements needed to support the conduit’s credit rating for the structure, Ambac insures a senior portion of the risk in the conduit, and is protected in part by this program-wide credit enhancement. As Ambac experienced downgrades to it ratings during 2008, certain conduit enhancement facilities provided by Ambac were cancelled by the conduits’ sponsors. Despite this, Ambac continues to provide ongoing conduit enhancement on a smaller scale to a limited number of conduits.

Structured Finance also includes the credit enhancement of CDOs. These transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities, including exposure to residential mortgages. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Residential Mortgage-Backed Securities Exposures” for further discussion.

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

Structured securities are usually designed to help protect the investors and, therefore, the guarantor from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. Other potential issues include whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings. Structural features of a transaction, such as control rights that are typically held by the senior note holders, will impact the extent to which underlying asset performance affects the performance of the guaranteed securities.

Ambac Assurance guaranteed gross par of $7.1 billion, $53.6 billion and $62.4 billion in 2008, 2007 and 2006, respectively, in the U.S. structured finance market. U.S. Structured Finance new business guaranteed represents 63%, 43% and 50% of total gross par guaranteed for 2008, 2007 and 2006, respectively. The Structured Finance business written in 2008 primarily relates to transactions to which Ambac had committed in prior years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2008:

($ in Millions)	Ambac Rating(1)		Net Par Outstanding	% of Total Net Par Outstanding
CDO of ABS > 25% MBS(2)	BIG	(3)	$2,884	0.7%
CDO of ABS < 25% MBS	AAA		2,515	0.6%
Kleros Preferred Funding VI, Ltd	BIG	(3)	2,362	0.5%
Iowa Student Loan Liquidity Corporation Revenue Bonds	A		2,243	0.5%
Private Commercial Asset-Backed Transaction	BBB+		2,159	0.5%
Ridgeway Court Funding II, Ltd	BIG	(3)	1,942	0.4%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	BBB+		1,814	0.4%
Hertz Vehicle Financing, LLC	BBB		1,805	0.4%
Diversity Harbor ABS CDO, Ltd	BIG	(3)	1,778	0.4%
Ridgeway Court Funding I, Ltd	BIG	(3)	1,527	0.4%

Total			$21,029	4.8%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Represents an outstanding commitment to provide a financial guarantee on a static pool consisting of High-Grade and Mezzanine CDO of ABS securities, comprising primarily underlying sub prime and mid prime residential mortgage-backed securitizations. For additional discussion, see “Residential Mortgage-backed Securities Exposure” within Part II, Item 7.
(3)	Below investment grade

International Finance Market

Outside of the United States, capital markets have experienced dislocation similar to that seen in the U.S., with sharply reduced origination volumes. As a result of this and the same factors impacting Public Finance and U.S. Structured Finance origination, Ambac wrote no material new business internationally in 2008.

Ambac’s portfolio of International exposures is $56 billion, representing 13% of Ambac’s net par outstanding. Ambac’s existing International Finance exposure includes a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations.

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

In emerging markets Ambac has focused on future flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and to a more limited extent, on domestic securitizations.

In 2008, Ambac Assurance terminated its alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”), as Sompo Japan announced it was exiting the financial guarantee business. Ambac will be closing its Tokyo office as of March 31, 2009.

Due to market uncertainties as a result of Ambac being downgraded by Moody’s and S&P, Ambac’s International Finance origination volume is down significantly from prior years. In the international markets, an understanding of the unique risks related to the particular country and region that could impact the credit of the issuer is necessary. These risks include legal and political environments, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac Assurance monitors these risks carefully and addresses them through its credit underwriting guidelines, (which include country limits), underwriting procedures and transaction documentation.

Geographically, the international markets that Ambac Assurance focused on have been the United Kingdom, continental Europe, Australia, Japan and certain emerging market countries. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries.

Ambac Assurance guaranteed gross par of $2.6 billion, $20.1 billion and $19.0 billion in 2008, 2007 and 2006, respectively, in the international market. International Finance new business guaranteed represented 23%, 16% and 15% of total gross par guaranteed for 2008, 2007 and 2006, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 for further discussion.

The table below shows our ten largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2008:

($ in Millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	A +	$2,357	0.5%
CDO of IG Corporate	AAA	1,906	0.4%
Telereal Securitisation plc	AA-	1,653	0.4%
Punch Taverns Finance plc-UK Pub Securitisation	AA-	1,621	0.4%
Channel Link Enterprises	BBB	1,042	0.2%
Romulus Finance s.r.l	BBB	1,031	0.2%
Synthetic RMBS	AAA	969	0.2%
Tubelines (Finance) plc	A	958	0.2%
Private Consumer Asset-Backed Transaction	A	953	0.2%
Metronet Rail(2)	AA	925	0.2%

Total		$13,415	2.9%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Metronet BCV and SSL are separate operating corporate entities with distinguishable risk features. Individually they would not appear on this list, however their exposures are aggregated to reflect common business and financial issues currently confronting each company.

Risk Management

In 2008, Ambac announced that it had reorganized the risk management function. This reorganization included structural and process-related changes related to risk management at Ambac, with an increased emphasis on risk-adjusted returns for new business as well as increasing the firm-wide emphasis on risk reduction in the existing portfolio.

The worsening of the economic crisis throughout 2008 caused us to heighten our surveillance efforts on the insured portfolio, focusing on the identification of vulnerable credits and asset types across the portfolio. We increased staff in all surveillance areas to maintain an intensified emphasis on the oversight of vulnerable credits, and a continued focus on loss mitigation and aggressive remediation.

All risk management responsibilities are now consolidated under a Chief Risk Officer. The Chief Risk Officer is responsible for credit risk management; capital management and deployment; and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac. The Chief Risk Officer is also empowered to veto any transaction that has been approved by the relevant credit committee. However, the CEO may override the Chief Risk Officer’s veto, upon notice to the Chairman of the Audit and Risk Assessment Committee of Ambac’s Board of Directors. The Chief Risk Officer reports to the Board of Directors on a “dotted line” basis and will inform and update the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics. In the area of capital management and deployment, the Capital and Risk Analysis Group created in early 2008 has responsibility for transaction and portfolio based risk/return and capital analyses.

Ambac also has an Executive Risk Management Committee (“ERMC”) which employs various procedures and controls to monitor and manage risk. The ERMC is comprised of Ambac’s senior risk professionals and senior management. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk and the attribution of economic and regulatory capital in a portfolio context.

Ambac has a Transaction Standards Committee which evaluates the suitability of transactions and new products for Ambac participation with particular emphasis on potential legal, accounting, regulatory and/or reputation risks.

Underwriting guidelines, policies and procedures have been developed by Ambac Assurance’s management with the intent that Ambac Assurance guarantees only those obligations which, in the opinion of Ambac Assurance underwriting officers, are of investment grade quality with a remote risk of loss. However, losses may occur and it is Ambac Assurance’s policy to provide for loss reserves on non-derivative insurance policies that are adequate to cover probable and estimable losses. For derivative insurance policies and credit derivatives, changes in fair value are reflected currently in net income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 2 and Note 6 of Notes to Consolidated Financial Statements, located in Part II, Items 7 and 8, respectively, for further information.

Underwriting at Everspan:

Going forward, the municipal finance underwriting process will be similar to but independent of Ambac Assurance. The underwriting process for each transaction will involve a review of structural, legal, political and credit issues, including compliance with Everspan underwriting policies. These policies will be reviewed periodically by Everspan management. Additionally, the underwriting process will often entail on-site due diligence covering the parties to the transaction.

The decision to guarantee an issue will be based upon such credit factors as the issuer’s ability to repay the bonds, the bond’s security features and structure, rather than using an actuarial method (typical of property & casualty and life insurers) to predict the likelihood that the issuer will default on the underlying debt obligation.

Members of Everspan’s underwriting staff will review all requests for guarantees. The underwriting process is designed to screen issues and begins with a credit analysis by the primary analyst assigned to the issue. The credit is then reviewed within the primary analyst’s underwriting group. At a minimum, the primary analyst’s recommendation to qualify or reject an issue must be approved by a concurring analyst and a credit officer. The number of additional approvals required for a particular credit will depend in part on Everspan’s aggregate exposure to the credit. In some cases, the complexity of the credit or whether it is a new asset type are determining factors in the approval/review process.

Everspan will assign internal ratings to individual exposures as part of the underwriting process and at surveillance reviews. These internal ratings, which will represent Everspan’s independent judgments, will be based upon underlying credit parameters.

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

Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each transaction type. Review periods and scope of review vary by bond type based upon each bond type’s inherent risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the current market crisis.

The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate classifications, ratings and review periods. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. In some cases, the Surveillance Group will engage attorneys and other outside consultants with appropriate expertise in the targeted loss mitigation strategy to assist management in examining the underlying contracts or collateral or providing industry specific advice. In structured transactions, Ambac often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Those credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team and reported to management and in summary to Ambac’s Board of Directors by preparation of an adversely classified credit listing. Relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification, is reviewed with senior management in regular adversely classified credit meetings. Internal and/or external counsel generally reviews the documents underlying any problem credit and if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. In many instances, Ambac Assurance, under the terms of the documents governing the underlying obligation, has the ability, among other things, to direct that audits be performed with respect to servicer and trustee contractual responsibilities.

The rating agencies also review the credits underlying Ambac Assurance’s financial guarantees and, in most cases, advise Ambac Assurance of the credit rating each transaction would receive if it were not insured.

Surveillance for collateral dependent transactions focuses on review of the underlying assets’ value or cash flows and, if applicable, the performance of servicers or collateral managers. In connection with our financial guarantee, Ambac generally receives periodic reporting of transaction performance from issuers or trustees. Analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to assure reporting and application of cash flows comply with transaction requirements.

Ambac Assurance manages servicer risk for its structured finance exposures in several ways. In connection with the initial decision to guarantee, Ambac Assurance analyzes the capitalization and credit quality, the experience and financial strength of the servicer of the underlying assets. Thereafter, Ambac Assurance monitors the performance of transaction servicers through a combination of (i) on-site servicer reviews; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; and (iv) a review of servicer financial information. On-site servicer reviews typically include a review of the collection, default management and quality control processes. Where appropriate, a third-party, such as an independent audit firm, may perform the review. In addition, Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

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

The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

($ in Millions)	Asset Class	Net Par Outstanding
Servicer:
Countrywide Home Loans.	Mortgage-backed	$11,561
PHEAA	Student Loans	5,327
Nelnet	Student Loans	3,517
Wachovia Bank, N.A.	Mortgage-backed	3,452
RFC—Homecomings Financial	Mortgage-backed	2,545

Financial Guarantees in Force

Ambac Assurance has underwritten and priced financial guarantees on the assumption that the guarantee will remain in force until expected maturity of the underlying bonds. Ambac Assurance estimated that the average life of its guarantees on par in force at December 31, 2008 is 14 years. The 14 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

Ambac Assurance’s portfolio represents a diversified portfolio of risk based on a variety of criteria, including issue size, type of bond, geographic area and issuer.

As of December 31, 2008, the total net par amount of guaranteed bonds outstanding was $434.3 billion. See Note 15 of Notes to Consolidated Financial Statements, located in Part II, Item 8 for further information.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2008.

Guaranteed Portfolio by Bond Type

as of December 31, 2008(1)(2)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Public Finance:
Lease and tax-backed revenue	$77,060	18%
General obligation	58,296	13
Utility revenue	32,166	7
Transportation revenue	22,306	5
Higher education	17,959	4
Health care revenue	15,115	4
Housing revenue	10,862	3
Other	4,457	1

Total Public Finance	238,221	55

Structured Finance:
Mortgage-backed and home equity(3)	36,995	8
Asset-backed and conduits	25,443	6
CDO of ABS > 25% MBS(3)	23,190	5
Other CDOs(3)	19,988	5
Student loan	16,644	4
Investor-owned utilities	14,650	3
Other	3,499	1

Total Structured Finance	140,409	32

Total Domestic	378,630	87

International Finance(4):
Asset-backed and conduits	16,383	4
Other CDOs(3)	12,784	3
Investor-owned and public utilities	8,492	2
Transportation	6,870	2
Sovereign/sub-sovereign	5,980	1
Mortgage-backed and home equity	3,669	1
Other	1,502	—

Total International Finance	55,680	13

Grand Total	$434,310	100%

(1)	Includes $53,918 of credit derivatives.
(2)	Ambac has outstanding commitments to guarantee $19.0 billion of exposure. See Note 15 to the Consolidated Financial Statements.
(3)	See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of CDO exposures.
(4)	International Finance transactions includes significant components of domestic exposure.

Ambac’s total outstanding asset-backed and conduit exposures within both structured finance and international finance are comprised of the following bond types as of December 31, 2008 and December 31, 2007:

Business Mix by Net Par	December 31, 2008	December 31, 2007
($ in millions)
Commercial ABS	$27,012	$31,486
Asset-backed commercial paper conduits	6,214	12,360
Consumer ABS	8,599	11,851

Total	$41,825	$55,697

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2008 and December 31, 2007 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2008 and December 31, 2007. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	December 31, 2008	December 31, 2007
AAA	7%	13%
AA	22	22
A	41	43
BBB	21	20
BIG	9	2

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The decline in AAA related primarily to deterioration of CDO of ABS > 25% RMBS transactions, which were mostly downgraded from AAA to BIG during 2008.

Summary of Below Investment Grade Exposure(1)

Bond Type	December 31, 2008	December 31, 2007
(Dollars in millions)
Public Finance:
Transportation	$1,152	$1,024
Health care	329	397
Tax-backed	283	132
General obligation	215	173
Other	552	146

Total Public Finance	2,531	1,872

Structured Finance:
CDO of ABS > 25% RMBS	22,020	2,957
Mortgage-backed and home equity—second lien	8,295	3,625
Mortgage-backed and home equity—mid-prime	4,639	—
Mortgage-backed and home equity—sub prime	1,098	417
Student loans	859	—
Enhanced equipment trust certificates	663	617
Investor-owned utilities	44	583
Mortgage-backed and home equity—other	416	147
Other CDOs	21	—
Other	1,855	—

Total Structured Finance	39,910	8,346

International Finance:
Transportation revenue	—	1,052
Other	139	37

Total International Finance	139	1,089

Grand Total	$42,580	$11,307

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The increase in mortgage-backed and home equity is the result of continued credit impairment, primarily in the mid-prime first-lien and all second-lien credits. The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of RMBS and CDO collateral within the high-grade CDO of ABS transactions. Mezzanine CDO of ABS which comprised most of the CDO of ABS greater than 25% RMBS at December 31, 2007 were commuted during 2008. Please refer to the Residential Mortgage-Backed Securities exposure included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Auction Rate Securities and Variable Rate Demand Obligations:

Fixed income securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”).

The following table displays Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2008:

($ in millions)	ARS Net Par	VRDO Net Par	Total
Lease and Tax-backed	$3,181	$1,731	$4,912
General Obligation	1,126	1,522	2,648
Utility	1,424	482	1,906
Healthcare	3,770	1,617	5,387
Transportation	819	1,503	2,322
Student Loans	8,515	3,115	11,630
Investor-owned utilities	4,687	1,147	5,834
Other	1,962	1,769	3,731

Total	$25,484	$12,886	$38,370

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

VRDO are typically supported by a liquidity facility in the form of a standby bond purchase agreement (“Standby Bond Purchase Agreement”), usually provided by a commercial bank (“Liquidity Provider”). If the remarketing agent is unable to remarket all tendered VRDO, the Liquidity Provider is required to purchase such VRDO at the purchase price, subject to limited conditions precedent, thus providing liquidity to investors. While held by the Liquidity Provider, the VRDO bear interest at a rate determined under the Standby Bond Purchase Agreement, often based on the Prime Rate plus a spread (the “Bank Rate”). During such time, the remarketing agent remains obligated to continue to try to remarket the VRDO held by the Liquidity Provider. Many Standby Bond Purchase Agreements provide that, after the Liquidity Provider has held the VRDO for a specified time period, the issuer or other obligor is required to cause such VRDO to be redeemed prior to maturity, either: in equal periodic installments over a predetermined number of years, typically from three to five (“Term-Out”), or in a single lump sum at the end of three to five years. Other Standby Bond Purchase Agreements do not contain a Term-Out. For VRDO insured by Ambac Assurance, Ambac Assurance has typically endorsed its insurance policy to cover interest at the Bank Rate. For VRDO insured by Ambac Assurance that contain a Term-Out, Ambac has often endorsed its insurance policy to cover the required redemptions in accordance with the Term-Out schedule (though not any acceleration of the VRDO maturity ahead of the Term-Out schedule).

For student loan VRDO transactions, Ambac Assurance is required to purchase the VRDOs from the remarketing agent at par, in the event that the remarketing agent is not able to resell the bonds to the marketplace after holding the bonds for approximately five years, introducing liquidity risk to Ambac Assurance.

As a result of the current credit crisis, the demand for purchase of ARS securities has been significantly reduced as investors have avoided these securities for fear of losing liquidity in the marketplace. Accordingly, fewer or no participants attend these auctions, resulting in the sellers being required to continue to hold the securities and often significantly increasing the interest rates on the ARS. Additionally, a number of Ambac Assurance’s insured VRDO have been purchased by the Liquidity Providers or have otherwise had higher interest rate resets. Issuers have been working towards reducing their debt service costs for ARS and VRDO transactions; the most prevalent ways are (i) converting the bonds to fixed rate (to maturity or for a shorter period of time); (ii) refunding the obligation and issuing fixed rate bonds; (iii) purchasing direct-pay letters of credits from other financial institutions; or (iv) amending their liquidity facilities to address investor liquidity concerns. For these reasons, Ambac’s exposure to ARS and VRDO transactions have declined by 46% since March 31, 2008.

For Ambac Assurance insured ARS and VRDO transactions that have been unable to refinance, the higher debt service costs have resulted in decreased debt service ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread in student loan transactions). Through December 31, 2008, Ambac Assurance has not paid any claims on these transactions but due to the impact of higher interest rates has established loss reserves of approximately $49 million for certain ARS and VRDO transactions, primarily VRDO student loan transactions. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Issue Size

Ambac Assurance seeks a broad coverage of the market by guaranteeing small and large issues alike. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $50 million. However, U.S. structured finance and international finance transactions generally involve larger deals. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2008, with respect to the original size of each guaranteed issue:

Par Amount Per Issue

as of December 31, 2008

Original Par Amount	Number of Issues	% of Total Number of Issues	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in Millions)
Less than $10 million	8,289	53%	$30,932	7%
$10-50 million	4,756	31	80,362	19
$50-250 million	1,944	12	140,778	32
Greater than $250 million	630	4	182,238	42

	15,619	100%	$434,310	100%

Geographic Area

Ambac Assurance and its subsidiary, Ambac UK, are licensed to write business in the U.S. and abroad. The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2008:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ In Millions)
Domestic:
California	$45,343	11%
New York	25,972	6
Florida	18,724	4
Texas	17,674	4
New Jersey	12,204	3
Pennsylvania	10,879	3
Illinois	10,544	2
Massachusetts	8,184	2
Colorado	6,818	2
Ohio	6,432	1
Mortgage and asset-backed	62,438	14
Other states	153,418	35

Total Domestic	378,630	87

International:
United Kingdom	20,151	5
Australia	4,952	1
Italy	2,843	1
Japan	2,415	1
Turkey	1,913	—
Internationally diversified	14,937	3
Other international	8,469	2

Total International	55,680	13

Grand Total	$434,310	100%

Mortgage and asset-backed obligations include guarantees with multiple locations of risk within the United States. Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2008:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
(Amounts in Millions)
U.S. Dollars	391,618	$391,618
British Pounds	13,145	18,978
Euros	11,890	16,733
Australian Dollars	6,733	4,652
Japanese Yen	98,537	1,091
Other	3,627	1,238

Total		$434,310

Single Risk

Ambac Assurance has adopted underwriting and exposure management policies designed to limit the net guarantees in force for any one credit. In addition, Ambac Assurance uses reinsurance to limit net exposure to any one credit. The highest single insured risk represented 0.7% of the aggregate net par outstanding at December 31, 2008. See “Insurance Regulatory Matters” and “Rating Agencies” for a more detailed discussion. Everspan will have its own single risk limits which will be sized appropriately for its capital base.

Competition

Due to the downgrades of Ambac Assurance’s financial strength ratings and investor concerns with respect to its financial condition, Ambac Assurance and Ambac UK have been able to originate only a de minimis amount of new financial guarantee business since November 2007. As described in “Recent Developments”, Ambac Assurance is seeking to capitalize and reactivate Everspan to write new financial guarantee business in the U.S. public finance and regulated utility markets. To the extent that either Ambac Assurance, Ambac UK or Everspan is able to become active in the capital markets, it will operate in a competitive environment.

Historically, the financial guarantee business has been highly competitive. Ambac Assurance faces competition from other financial guarantors and alternative forms of credit enhancement. Accordingly, each transaction that Ambac Assurance, Ambac UK or Everspan proposes to guarantee may compete against an alternative execution, e.g. credit derivatives, letters of credit or structures that do not employ third-party credit enhancement, including senior/subordinated structures. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. If the interest savings from insurance or another form of credit enhancement are not greater than the cost of such credit enhancement, the issuer is usually unwilling to accept the insurer’s terms and conditions for insurance or does not perceive the insurer to have sufficient financial strength, the issuer will generally choose to issue bonds without credit enhancement. Credit spreads are a significant factor in the issuer’s determination of whether or not to seek credit enhancement. Credit spreads represent the difference in interest cost for issuers between their projected or actual borrowing rate compared to a benchmark rate (such as U.S. Treasuries). As an issuer’s credit rating rises or as credit spreads become compressed (e.g. due to increased amounts of investment capital in the markets), the likelihood that the issuer will choose to issue bonds without credit enhancement increases.

In recent years, the overall business environment became more competitive, with increased competition from bank funding, the uninsured market, senior/subordinated securitizations and other triple-A-rated financial guarantors. And during 2008, the use of letters of credit in the U.S. municipal market increased substantially. Historically, Ambac Assurance and Ambac UK’s principal competitors in the financial guarantee industry have been MBIA Insurance Corporation (“MBIA”), Financial Guaranty Insurance Company (“FGIC”), Financial Security Assurance Inc. (“FSA Guarantee”) and Assured Guaranty Corp. (“Assured Guaranty”). More recently, however, as a result of the stressed credit environment the capital markets have been experiencing since 2007, the competitive landscape in the financial guaranty industry has changed significantly. A number of companies have (i) been downgraded by one or more rating agencies resulting in most financial guarantors losing their Triple-A ratings, some being downgraded to below investment grade or ratings withdrawn; (ii) ceased writing structured finance transactions; (iii) exited the financial guarantee business entirely; (iv) ceded a significant portion of their insured portfolios; (v) announced acquisitions or restructuring plans and/or (v) experienced significant losses. Some of the recent changes among financial guarantor companies in 2008 and the beginning of 2009 include: (i) Assured Guaranty’s announcement of its intention to acquire FSA Guarantee (ii) Assured Guaranty’s reinsurance assumption of CIFG Assurance North America, Inc. U.S. Public Finance insured portfolio; (iii) MBIA’s reinsurance assumption of FGIC’s U.S. Public Finance insured portfolio; (iv) MBIA’s announcement that it has established a new U.S. public finance guarantee company (MBIA Insurance Corp. of Illinois; expected to be renamed National Public Finance Guarantee Corporation) by restructuring its principal insurance subsidiary, MBIA Insurance Corporation; (v) Berkshire Hathaway entering into the financial guarantee business in the first quarter of 2008, and (vi) potential establishment of Municipal and Infrastructure Assurance Corp. In addition, there have been recent discussions about a potential national insurer of municipal bonds. These events have resulted in much uncertainty in the financial guarantee markets and lower insured penetration rates.

The principal competitive factors among the financial guarantors are: (i) premium rates; (ii) conditions precedent to the issuance of a policy related to the structure and security features of a proposed bond issue; (iii) ratings, financial strength and perception of financial strength of the guarantor; (iv) the quality of service provided to issuers, investors and other clients of the issuer; (v) trading value of the financial guarantor’s insured obligations. As explained above, as a result of the recent actions the rating agencies have taken with respect to Ambac Assurance and other recent events, Ambac Assurance has been placed at a significant disadvantage regarding its ratings and perceived financial strength and trading value as a guarantor versus two of its principal competitors, FSA Guarantee and Assured Guaranty. With respect to the other competitive factors, Ambac Assurance believes it is on at least equal footing with each of its principal competitors.

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

Ambac also faces intense competition in attracting and retaining qualified employees. Ambac’s ability to compete effectively will depend upon the ability to attract employees and retain and motivate existing employees.

Reinsurance

Ceded Reinsurance:

State insurance laws and regulations as well as the independent rating agencies which rate Ambac Assurance impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Ambac Assurance has used reinsurance to diversify risk, increase underwriting capacity, manage capital needs and strengthen financial ratios. Ambac Assurance has reinsurance in place pursuant to treaty and facultative reinsurance agreements which allow Ambac Assurance to reduce its large risks, to manage its portfolio of insurance by bond type and geographic distribution, and to provide additional capacity for frequent bond issuers. Ambac Assurance’s surplus share reinsurance treaty expired June 30, 2008 and has not been renewed. The availability of facultative reinsurance in the current market is severely limited. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2008:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2008

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ In Millions)
Public Finance:
Lease and tax-backed revenue.	$10,273	12%
General obligation	6,962	11
Utility revenue	5,257	14
Health care revenue	3,730	20
Transportation revenue	4,971	18
Higher education	2,489	12
Housing revenue	1,360	11
Other	234	5

Total Public Finance	35,276	13

Structured Finance:
Mortgage-backed and home equity	1,712	4
Other CDOs	341	2
CDO of ABS > 25% MBS	455	2
Asset-backed and conduits	4,609	15
Student loan	3,969	19
Investor-owned utilities	3,026	17
Other	1,540	31

Total Structured Finance	15,652	10

Total Domestic	50,928	12

International Finance:
Other CDOs	718	5
Asset-backed and conduits	3,201	16
Mortgage-backed and home equity	144	4
Investor-owned and public utilities	4,043	32
Sovereign/sub-sovereign	2,146	26
Transportation	1,888	22
Other	582	28

Total International Finance	12,722	19

Grand Total	$63,650	13%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements with Ambac Assurance. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade by S&P or Moody’s of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $627.2 million from its reinsurers at December 31, 2008. Refer to Item 7A – Risk Management for further discussion on insured par ceded and credit ratings of our reinsurance counterparties.

The current stressed credit environment has had and may continue to have an adverse impact on the financial strength of most of the reinsurers previously used by Ambac. Additionally, if the financial strength of these reinsurers further declines, it could impair Ambac Assurance’s ability to recover amounts due from such reinsurers.

Assumed Reinsurance:

Under reciprocal reinsurance agreements with various financial guarantor competitors, Ambac Assurance has assumed exposures. Ambac and MBIA have had such a reciprocal reinsurance agreement since 1995 when the two companies created an unincorporated international joint venture. In 2004, Ambac Assurance entered into reciprocal reinsurance agreements with FSA Guarantee for healthcare and international PFI transactions. Additionally, Ambac Assurance’s portfolio has assumed transactions that it obtained in connection with its purchase of Everspan in 1998. Under the provisions of each of these reinsurance agreements, the ceding company has certain cancellation rights that became exercisable upon the ratings downgrade of Ambac Assurance in 2008 and accordingly the ceding insurer has the ability to terminate and recapture the reinsured exposures. The cost of such termination is based on the provisions of each reinsurance contract and amounts may be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements. Certain contracts require an increase in ceding commission if termination is not elected by the primary insurer.

The following table displays assumed exposures by ceding enterprise as of December 31, 2008:

Primary insurers	Assumed Gross Par	Percentage of total gross par assumed	Unearned premiums	Case loss reserves	Earned premiums
($ in thousands)
MBIA Insurance Corporation	$3,107,003	64%	$20,969	$—	$13,306
Financial Security Assurance Inc.	1,060,140	22%	27,377	234	2,775
Customer Asset Protection Company	225,895	5%	709	—	6,207
Other	445,079	9%	2,202	—	676

Total	$4,838,117	100%	$51,257	$234	$22,964

Rating Agencies

Moody’s and S&P periodically review Ambac Assurance’s business and financial condition, focusing on the quality of the obligations insured, financial performance metrics, and business and strategic plans. The rating agencies perform periodic assessments of the credits insured by Ambac Assurance, as well as the reinsurers and other providers of capital support, to confirm that Ambac Assurance continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain Ambac Assurance’s current ratings.

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

In the fall of 2007, each of the major rating agencies began a review of the capital adequacy of the financial guarantee industry. In late December 2007, following the rating agency reviews, Ambac’s triple-A rating was affirmed by both S&P (with “negative outlook”) and Moody’s. On January 16, 2008, Moody’s put Ambac Assurance’s Aaa rating on review for possible downgrade. On January 18, 2008, Fitch downgraded Ambac Assurance’s insurance financial strength rating to AA, Rating Watch Negative. In addition, on January 18, 2008, S&P put Ambac Assurance’s AAA rating on Credit Watch Negative. On February 25, 2008, S&P reaffirmed Ambac Assurance’s AAA rating, but kept it on Credit Watch Negative. On March 12, 2008 Fitch affirmed Ambac Assurance’s AA rating, and placed it on negative outlook. On March 12, 2008, Moody’s and S&P reaffirmed Ambac Assurance’s triple-A ratings with a negative outlook. On April 24, 2008, Moody’s reaffirmed Ambac Assurance’s triple-A rating with a negative outlook) after Ambac announced its first quarter earnings. On June 5, 2008, S&P downgraded Ambac Assurance’s financial strength rating to AA and placed it on Credit Watch Negative and on June 19, 2008, Moody’s downgraded it to Aa3 with negative outlook. On June 18, 2008 we requested Fitch withdraw their ratings, which they subsequently did on June 26, 2008. On August 14, 2008, S&P reaffirmed Ambac Assurance’s AA rating, removed it from Credit Watch Negative and placed it on negative outlook. On September 18, 2008, Moody’s announced that it was placing the ratings of Ambac Assurance and its subsidiaries on review for possible downgrade. On November 5, 2008, Moody’s downgraded Ambac Assurance’s financial strength rating to Baa1 with developing outlook and, on March 4, 2009, placed us on review for possible downgrade. Moody’s stated that, should Ambac Assurance’s regulatory capital position continue to deteriorate, there would be further negative pressure on Ambac Assurance’s ratings. On November 19, 2008 S&P lowered its rating on Ambac Assurance to A with a negative outlook.

The long-term senior unsecured debt of Ambac is rated BBB negative outlook by S&P and Ba1 on review for possible downgrade by Moody’s.

As a result of the rating agency actions described above, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to originate only a de minimis amount of new financial guarantee business since November 2007. In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for the then current publicly available information.

Insurance Regulatory Matters

United States of America

Ambac Assurance and Everspan are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance is licensed to transact financial guarantee and surety business as an insurance company in all other states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands and is therefore subject to the insurance laws and regulations of those jurisdictions. Everspan maintains active licenses to write financial guarantees in the District of Columbia, the Commonwealth of Puerto Rico and all but three U.S. states.

Insurance laws and regulations, as well as the level of supervisory authority that may be exercised by the various state insurance departments, vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. The laws and regulations also require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and prescribe permitted investments and limits applicable thereto. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed.

Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, minimum surplus to policyholders and solvency. Additionally, the Wisconsin Insurance Laws require OCI approval with respect to specified transactions between regulated insurance companies (i.e. Ambac Assurance and Everspan) and other entities in the Ambac group, including, without limitation, capital contributions, loans, guarantees, reinsurance agreements, service agreements and payments of distributions and extraordinary dividends. Such affiliate transactions must be fair to the insurance company and must have terms similar to the terms that would result from arms-length negotiations. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to a comprehensive examination by the OCI every three to five years. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

United Kingdom

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

Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, is licensed in the United Kingdom to transact credit derivatives, as well as act as agent for Ambac Credit Products and Ambac Capital Funding. Ambac Credit Products Limited is currently able to offer services via EU “passporting” in a number of other EU countries. We intend to close Ambac Credit Products Limited in 2009.

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

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA has established a capital monitoring level for Ambac UK. Breach of the monitoring level requires that Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is an interim arrangement, while the FSA reflects on alternative methodologies for a permanent basis for calculating regulatory capital in respect of Ambac UK and other financial guarantors regulated by the FSA. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. These solvency requirements may need to be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2012. Ambac believes that Ambac Assurance and Ambac UK are in compliance with all applicable insurance laws and regulations. However, FSA scrutiny of Ambac UK and the financial guarantee insurance industry is heightened and additional regulatory requirements may be imposed at any time.

Insurance Holding Company Laws

Under Wisconsin law applicable to insurance holding companies, any acquisition of control of Ambac, and as a result indirect control of Ambac Assurance and Everspan, requires the prior approval of the OCI. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.

At various times, investors have sought and obtained OCI’s approval to acquire greater than 10% of Ambac’s outstanding stock. As a condition to obtaining approval without undergoing a comprehensive “change of control” review process, those investors disclaimed any present intention to exercise control over Ambac, Ambac Assurance or Everspan or to control or attempt to control the management or operations of Ambac, Ambac Assurance or Everspan.

Dividend Restrictions

Wisconsin:

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Distributions to Ambac (other than stock dividends) must be reported to the OCI. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the OCI 30 days in advance of payment. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the OCI. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Due to losses experienced by Ambac Assurance in 2008, Ambac Assurance is unable to pay dividends to Ambac in 2009 without the prior consent of the OCI.

During 2008, 2007 and 2006, Ambac Assurance paid to Ambac cash dividends on its common stock totaling $218.5 million, $190.2 million and $136.0 million, respectively. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

United Kingdom:

UK law prohibits Ambac UK from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits less its accumulated realized losses. While the UK insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the FSA’s capital requirements may in practice act as a restriction on dividends.

Statutory Contingency Reserve

Ambac Assurance is required to establish a mandatory contingency reserve in accordance with the NAIC Accounting Practices and Procedures manual (“NAIC SAP”) and the Wisconsin Administrative Code. The mandatory contingency reserve is an additional liability established to protect policyholders against the effect of adverse economic developments or cycles or other unforeseen circumstances. Under NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed depending on the category of obligation insured. However, under the Wisconsin Administrative Code, a municipal bond insurer is required to establish a contingency reserve consisting of 50% of earned premiums on policies of municipal bond insurance. The only exemption is when another jurisdiction in which the insurer is licensed requires a larger contingency reserve than required by the Wisconsin Administrative Code. Ambac Assurance calculates contributions using both methodologies and records the higher contribution amount. NAIC SAP contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Such contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor’s outstanding guaranteed obligations, with notice to or approval by the insurance commissioner. As a result of the significant losses experienced by Ambac Assurance, the OCI approved the release of approximately $1.5 billion of contingency reserves in 2008.

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

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guarantee insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As a result of (i) decreased statutory capital resulting from the significant losses experienced by Ambac Assurance during 2008 and (ii) terminations of reinsurance arrangements and related buy-backs of previously reinsured exposures, Ambac’s net insured exposure under certain individual policies exceeded the applicable single risk limits prescribed by New York State Insurance Law. As required by New York State Insurance Law, Ambac Assurance intends to submit a plan to the Superintendent of the New York State Insurance Department detailing the steps that Ambac Assurance has taken and will seek to take to reduce its exposure to no more than the permitted amounts. Following the submission of such plan, after notice and hearing, the Superintendent could require Ambac Assurance to cease transacting any new financial guarantee business until its exposure to loss no longer exceeds said limits.

Aggregate risk limits are also established on the basis of aggregate net liability and policyholders’ surplus requirements. “Aggregate net liability” is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral. Under these limits, policyholders’ surplus and contingency reserves must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. As of December 31, 2008 and 2007, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

Financial Guarantee Insurance Regulation in Other States

Wisconsin laws and regulations governing municipal bond guarantors are less comprehensive than New York law and relate primarily to municipal bond insurance business. The Wisconsin regulations include certain single and aggregate risk limitations. The average annual debt service for any single issue of municipal bonds may not exceed 10% of the sum of Ambac Assurance’s policyholders’ surplus and contingency reserves. In addition, Ambac Assurance’s cumulative net liability, defined as one-third of one percent of the guaranteed unpaid principal and interest covered by current municipal bond insurance policies, may not exceed its qualified statutory capital. As of December 31, 2008 Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

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

Financial Services Segment

Ambac’s Financial Services segment has provided financial and investment products including investment agreements, derivative products (interest rate, currency and total return swaps) and funding conduits principally to clients of the financial guarantee business. As described above in part I, Item 1, “Introduction”, in 2008 Ambac discontinued writing new investment agreements and derivative products. Its existing investment agreement and derivative product portfolios are in active runoff, which may include transaction terminations, settlements, restructuring, transfers and natural attrition as contracts mature. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes. As described further below, the Financial Services portfolios obtained funding support from both Ambac Assurance and Ambac Financial Group during 2008 in the form of loans and purchases of invested assets. The principal factors that may affect results as the Financial Services portfolios runoff include: (1) availability of counterparties and pricing for hedging transactions or temporary funding needs; (2) investment returns; (3) future recoveries of temporary investment portfolio impairments as of December 31, 2008; (4) the transaction value of future contract terminations, settlements or transfers which may differ from carrying value of the those assets; (5) future credit rating actions on Ambac Assurance which are linked to most Financial Service contracts; (6) changes in the value of securities posted as collateral; (7) the ability to obtain additional liquidity support from the Financial Guarantee segment or Corporate if needed; and (8) the settlement value of future investment security sales.

Investment Agreements

Ambac provided investment agreements, including repurchase agreements, primarily to issuers of asset-backed and structured finance debt and, to a lesser extent, to municipal issuers through its wholly- owned subsidiary, Ambac Capital Funding. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected and potential cash flow requirements. Investment agreements are used by municipal bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate and carries the same ratings as Ambac Assurance.

Ambac Capital Funding manages its balance sheet to protect against a number of risks inherent in its business including liquidity, market (principally interest rate), credit, operational and legal risk. See

“Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information. Ambac Capital Funding is managed with the goal of closely matching the cash flows of the investment agreement liabilities with the cash flows of the related investment portfolio. To achieve this goal, derivative contracts are used.

A source of liquidity risk is the ability of some counterparties to withdraw monies on dates other than those specified in the draw down schedule. This source of liquidity risk is mitigated by provisions in certain of the investment agreements that limit a counterparty’s ability to draw on the funds and provide notice periods prior to the draw of funds. Despite these measures, 2008 proved to be a challenging year as a result of the global liquidity crisis and distress in the residential mortgage market. Poor credit performance in the structured finance (including mortgage) market, as well as the bankruptcy of Lehman Brothers, resulted in earlier than anticipated investment agreement withdrawals. As stress in the financial markets drove investors to the safety of US government obligations, highly rated structured finance investment securities deemed very liquid under normal market conditions became difficult to sell without realizing a significant discount to book value. Liquidity risk also exists in the portfolio due to contract provisions which require collateral posting or early termination of contracts due to downgrades of Ambac Assurance’s credit ratings. See “Liquidity and Capital Resources” section located in Part II, Item 7 for a discussion on the impact of a ratings downgrade on Ambac Assurance. During 2008, reductions to the balance of outstanding investment agreements resulting from required or negotiated early terminations totaled $3.6 billion, and 84% of investment agreement principal outstanding as of December 31, 2008 was collateralized. Funding for the early terminations was supported in part through various liquidity activities between this entity and Ambac Assurance. See “Introduction” for further discussion of the transactions between Ambac Assurance and the Financial Services segment.

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

See Note 8 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Ambac Securities Inc.’s principal business is to serve as the placement agent and dealer for securities issued by Ambac Capital Funding in private placement transactions. Ambac Securities is registered as a broker-dealer with the SEC and in 42 states and the District of Columbia. Self regulatory organizations such as the Financial Industry Regulatory Authority regulate broker-dealers such as Ambac Securities. In addition, state securities and other regulators also have oversight authority over Ambac Securities. As a registered broker-dealer, Ambac Securities is subject to the net capital requirements of Rule 15c3-1 of the Securities Exchange Act of 1934, as amended, which is designed to measure the general financial condition and liquidity of a broker-dealer. In accordance with this rule, the ratio of aggregate indebtedness to net capital (“net capital ratio”) shall not exceed 15 to 1. At December 31, 2008, Ambac Securities had net capital, as adjusted, of approximately $0.7 million, which was $0.6 million in excess of its required net capital of $100 thousand. The net capital ratio was 0.02 to 1.

Derivative Products

The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions (through Ambac Financial Services) and taking total return swap positions (through Ambac Capital Services) on certain fixed income obligations. All derivatives provided by Ambac Financial Services and Ambac Capital Services are guaranteed by Ambac Assurance through policies that guarantee their obligations to the derivative counterparties.

Most of Ambac Financial Services’ swap intermediation is hedged on an individual or portfolio basis. A portion of the swap intermediation consists of municipal interest rate swaps which require Ambac to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable rate municipal bond. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific or tax-exempt index rates, which may result in mark-to-market gains or losses. The variable-rate municipal bonds related to our municipal swap transactions typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The underlying variable-rate bonds are typically wrapped by Ambac Assurance. The current dislocation in the credit markets and the recent rating agency actions on Ambac began affecting the marketability of such variable rate bonds in early 2008. This has led to increases in interest rates for those bonds and accordingly increases in Ambac’s payment obligation under the interest rate swaps where we pay an issue-specific rate, resulting in losses on those swaps. These municipal interest rate swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or other events. In certain transactions one or more of these events have occurred and Ambac has exercised its option to convert to the alternative floating rate or has negotiated terminations or restructuring of the swaps.

Interest rate and currency swaps used for hedging purposes are generally subject to master agreements that require increasing collateral levels on mark-to-market liabilities as the counterparties’ credit ratings decline. Some contracts also contain additional termination provisions linked to downgrades of Ambac Assurance, as guarantor of the swaps. As a result of ratings downgrades to Ambac Assurance during 2008, Ambac Financial Services has been subject to lower collateral posting thresholds and in certain transactions additional termination events have occurred. Such termination events have resulted in losses to Ambac Financial Services due to the higher cost of replacing hedge positions in the current credit environment, and may result in additional losses in future periods. During 2008, Ambac Financial Services borrowed from Ambac Financial Group, Inc. and Ambac Assurance, to help support the incremental collateral posting requirements and termination payments resulting from the Ambac Assurance downgrades. At December 31, 200 8, $122 million and $761 million was due from Ambac Financial Services to Ambac Financial Group, Inc. and Ambac Assurance, respectively. See “Introduction” for further discussion of the intercompany lending transactions with the Financial Services segment.

Total return swaps, which were entered into by Ambac Capital Services, were only used for fixed income obligations that meet Ambac Assurance’s credit underwriting criteria. These fixed income obligations are typically guaranteed by Ambac Assurance or another financial guarantor. These contracts include collateral posting requirements associated with the credit rating of Ambac Assurance. As a result of Ambac Assurance’s downgrade, Ambac Capital Services posted collateral of $46 million and terminated total return swaps of $298 million in 2008. Additional collateral may be required on the remaining total return swap contracts. See “Credit Ratings and Collateral” in the Liquidity and Capital Resources section for additional description of total return swap settlements and collateral posting.

Ambac Financial Services and Ambac Capital Services manage a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information.

Funding Conduits

Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued or both. As of December 31, 2008, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. See Notes 2 and 10 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2008, the consolidated investments of Ambac had an aggregate fair value of approximately $10.3 billion and an aggregate amortized cost of approximately $12.8 billion. These investments are managed internally by officers of Ambac, who are experienced investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and duration, and are periodically reviewed and revised as appropriate.

As of December 31, 2008, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $7.7 billion and an aggregate amortized cost of approximately $9.4 billion. Ambac Assurance’s investment policy is designed to achieve diversification of its portfolio and only permits investment in fixed income securities, consistent with its goal to achieve the highest after-tax, long-term return while preserving capital. Ambac Assurance is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves any changes or exceptions to the Investment Policy.

The significant rating downgrades of Ambac Assurance by Moody’s and S&P in November of 2008 resulted in the sale of a significant amount of taxable securities (including RMBS) from the Financial Services portfolio to Ambac Assurance as well as the extension of loans from Ambac Assurance to the investment agreement business. These transactions had several impacts on Ambac Assurance’s investment portfolio including a decrease in tax-exempt positions, an increase in taxable investments, and an increase in mortgage backed and asset backed securities.

As of December 31, 2008, the Financial Services investment portfolio had an aggregate fair value of approximately $2.5 billion and an aggregate amortized cost of approximately $3.3 billion. Ambac Capital Funding’s investment policy is designed to achieve the highest after-tax return, and to maintain cash flow that closely matches invested assets to funded liabilities to minimize interest rate and liquidity risk. For further discussion, see “Investment Agreements,” section above.

The following tables provide certain information concerning the investments of Ambac:

Summary of Investments as of December 31,

	2008		2007		2006
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ In Thousands)
Long-term investments:
Taxable bonds	$4,826,768	4.53%	$9,133,227	5.42%	$9,323,979	5.52%
Tax-exempt bonds	3,997,761	4.60	8,369,098	4.54	7,783,460	4.59

Total long-term investments	8,824,529	4.56	17,502,325	5.01	17,107,439	5.10
Short-term investments(2)	1,454,229	1.10	879,067	4.50	311,759	4.50
Other	14,059	—	14,278	—	14,391	—

Total	$10,292,817	4.16%	$18,395,670	4.98%	$17,433,589	5.09%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Investments by Security Type as of December 31,

	2008		2007		2006
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ In Thousands)
Municipal obligations(2)	$4,260,543	4.71%	$8,763,818	4.61%	$8,126,831	4.66%
Corporate securities	381,564	4.67	783,676	6.04	719,625	6.20
Foreign obligations	150,369	4.59	317,426	4.77	276,830	4.65
U.S. government obligations	313,520	2.56	138,015	4.60	174,022	4.42
U.S. agency obligations	591,241	4.96	682,768	5.48	789,394	5.20
Mortgage-backed securities	1,986,174	4.76	4,249,690	5.18	3,953,205	5.29
Asset-backed securities	1,141,118	3.85	2,566,932	5.64	3,067,532	5.81

Total long-term investments	8,824,529	4.56	17,502,325	5.01	17,107,439	5.10
Short-term investments(2)	1,454,229	1.10	879,067	4.50	311,759	4.50
Other	14,059	—	14,278	—	14,391	—

Total	$10,292,817	4.16%	$18,395,670	4.98%	$17,433,589	5.09%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Ambac has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in the Liquidity and Capital Resources—Balance Sheet section below which set forth: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of residential mortgage- backed securities by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

EMPLOYEES

As of December 31, 2008, Ambac and its subsidiaries had 328 employees. None of the employees are covered by collective bargaining agreements. Ambac considers its employee relations to be satisfactory.

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

Item 1A.	Risk Factors

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac, Ambac Assurance Corporation and Everspan Financial Guarantee Corp., as the context requires.

Difficult economic and other conditions may adversely affect our business results and prospects and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and elsewhere around the world. Since mid-2007, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under bilateral derivatives and other contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in central bank borrowing rates and other government actions. Banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral.

Beginning in 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

Such changes in general economic and other conditions have impacted, and may continue to impact, our business, as well as increases in corporate, municipal and/or consumer bankruptcies; increases in defaults and delinquencies on consumer debt (e.g., debt related to credit cards, student loans, auto loans and mortgage and home equity loans) and resulting stress on asset-backed securities and mortgage-backed securities; changes in interest rate levels; continued dislocation and lack of liquidity in the credit and financial markets; changes in domestic and international laws, including tax laws and bankruptcy laws; intervention by governments or courts in financial markets, including the imposition of limits on the ability of mortgagees to foreclose on defaulted mortgage loans and/or to increase interest rates on mortgage loans in accordance with original contract terms; wars and terrorist acts; natural disasters, including earthquakes, floods, windstorms and wildfires; and rising energy, fuel and utility costs could adversely affect the performance of our insured portfolio and our investment portfolio, e.g., leading to increases in losses and loss reserves in our insured portfolio and decreases in the value of our investment portfolio and, therefore, our financial strength. Furthermore, reduction in the volume of capital markets transactions; levels of competition; and changes in investor perception of credit risk could adversely impact the volume and pricing of financial guarantee insurance transactions and therefore adversely impact our business prospects.

There can be no assurance that actions of the U.S. Government, Federal Reserve and other government and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, former President Bush signed the Emergency Economic Stabilization Act of 2008 (“EESA”) into law. Pursuant to the EESA, the U.S. Treasury has the authority to, among other things, purchase up to $700 billion of mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. So far, this authority has been used primarily to make capital available to banks and bank holding companies and to provide other kinds of assistance to a limited number of financial institutions. The Federal Government, Federal Reserve, the Federal Deposit Insurance Corporation and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, although generally speaking these actions have so far had little to do with existing securities on the balance sheets of financial institutions. There can be no assurance that any extensive action will be taken with respect to any existing assets or as to what impact such action or any of the other actions that have already been taken will have on the financial markets, whether with respect to market volatility, market valuations, the availability of credit or otherwise. Such volatility, low market valuations and relative unavailability of credit could materially and adversely affect our business, financial condition and results of operations, or the trading price of our common stock.

Market risks could adversely impact our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions.

As a result of the downgrade of Ambac Assurance’s financial strength rating, we are required to post collateral with respect to certain investment agreement, total return swap and interest rate swap and currency swap transactions. See Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Annual Report on Form 10-K. We will be required to post additional collateral if the market value of the assets used to collateralize our obligations under such agreements and transactions declines or, in certain cases, if there are changes in the collateral posting obligations under the interest rate swap and currency swap transactions.

These collateral-posting obligations could have a material adverse effect on our liquidity. At present, these collateral-posting requirements are being satisfied by means of the purchase of assets from the Financial Services businesses by Ambac Assurance and by loans from AFGI and Ambac Assurance to the Financial Services businesses. As required by Wisconsin law, these transactions were approved by the Office of the Commissioner of Insurance for the State of Wisconsin (“OCI”). To the extent that collateral-posting requirements increase as a result of adverse changes in market conditions, as described above, it is likely that Ambac Assurance would need to provide increased lending capacity to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such increases to lending capacity would be subject to the prior consent of the OCI; there can be no assurance that we would obtain such consent. We believe that the OCI would consider several factors in determining whether to grant such consent, including its view of Ambac Assurance’s financial condition at the time of such loan or contribution.

If the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity and may lead to further downgrades. See Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Annual Report on Form 10-K. The termination of such transactions would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could seize Ambac Assurance and place it into rehabilitation.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At December 31, 2008, approximately 36% of our investment portfolio is insured by financial guarantors, including Ambac. At December 31, 2008, approximately 8% of our investment portfolio comprises “Alt-A” mortgage-backed securities; Moody’s and S&P have recently undertaken a review of Alt-A mortgage-backed securities and have downgraded a large number of such securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Annual Report on Form 10-K, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2008.

During the course of 2008, management identified and periodically revised certain investment securities in the Financial Services investment portfolio to potentially sell in order to satisfy additional collateral posting requirements upon a further ratings downgrade and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. Additionally, certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses for a few of these investments. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part II, Item 7—Results of Operations—Financial Services, of this Annual Report on Form 10-K, for further information. The impairments in value in the remaining investment portfolio are not deemed other-than- temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at December 31, 2008:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2008:
Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543
Corporate obligations	443,804	7,448	69,688	381,564
Foreign obligations	143,328	8,669	1,628	150,369
U.S. government obligations	297,906	15,614	—	313,520
U.S. agency obligations	513,486	77,755	—	591,241
Mortgage-backed securities	3,911,310	21,845	1,946,981	1,986,174
Asset-backed securities	1,626,849	2,768	488,499	1,141,118
Short-term	1,454,229	—	—	1,454,229
Other	13,956	232	129	14,059

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the December 31, 2008 fair values shown in the above table.

The downgrade of our financial strength ratings by S&P and Moody’s has had a material adverse effect on our competitive position and our ability to write new business or to enter into hedging arrangements.

As a result of the downgrades of Ambac Assurance’s financial strength ratings in 2008 and investor concern with respect to our financial position, we have been unable to originate new business since November 2007. We are not able to predict at this time when, if at all, Ambac Assurance will be able to write new business. In addition, as a result of the downgrades, it has become more difficult for Ambac and its affiliates to enter into hedge transactions with respect to its interest rate and currency swap exposures. In the event that Ambac is unable to execute such hedging transactions, Ambac could be exposed to incremental interest rate or currency rate risk that it would normally seek to mitigate.

We may not be successful in relaunching Everspan.

Successful reactivation of Everspan is dependent on a number of factors which are outside our control. First, Everspan’s business plan is dependent on receipt of financial strength ratings which are sufficiently high to enable Everspan to successfully market its financial guarantees. However, we may not be able to address the requirements of the rating agencies to receive such ratings, which include the infusion of third-party capital. There can be no assurance that we will be able to raise such third-party capital in a timely manner. Second, we plan to finance our investment in Everspan by means of a capital contribution by Ambac Assurance. This contribution requires the approval of the OCI. Depending on OCI’s review and assessment of the financial condition of Ambac Assurance and other relevant factors at the time of the capital contribution, the OCI may be unwilling to approve such capital contribution. Third, Everspan’s success is dependent on the willingness of municipal issuers to use Everspan’s financial guarantees and the willingness of municipal bond investors to purchase such financial guarantees. If for any of these reasons, we are unable to reactivate Everspan and/or implement a successful business plan, we are likely to continue to be unable to originate new financial guaranty insurance business.

Adverse publicity has affected demand for financial guarantee products.

As a result of the uncertainty regarding the financial stability of financial guarantors (including ourselves), the proportion of newly issued public finance obligations which are insured dropped dramatically in 2008. Recently, certain municipal issuers have reduced their use of insurance for new issues, or indicated their intent to do so. This trend, if continued, could have an adverse affect on, new business public finance production for the financial guarantee industry, including Everspan.

The financial guarantee business is highly competitive and we expect it to remain so in the near future. Upon launch, Everspan will face competition from other financial guarantors possibly including government-sponsored financial guarantors and alternatives to third-party credit enhancement. Such alternatives include bank financing, senior/subordinated securitization structures, letters of credit, guarantees and credit derivatives provided primarily by foreign and domestic banks.

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

The determination of the amount of impairments on our investments vary by investment type and is based upon our periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Management updates its evaluations regularly and reflects changes in impairments in operations as such evaluations are revised. There can be no assurance that our management has accurately assessed the level of impairments taken in our financial statements. Furthermore, additional impairments may need to be taken in the future. Historical trends may not be indicative of future impairments.

For example, the cost of our fixed maturity securities is adjusted for impairments in value if deemed to be other-than-temporary in the period in which the determination is made. The assessment of whether impairments have occurred is based on management’s case-by-case evaluation of the underlying reasons for the decline in fair value. The review of our fixed maturity securities for impairments includes an analysis of the total gross unrealized losses by three categories of securities: (i) securities where the estimated fair value had declined and remained below cost or amortized cost by less than 20%; (ii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for less than six months; and (iii) securities where the estimated fair value had declined and remained below cost or amortized cost by 20% or more for six months or greater.

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

Ambac’s Investment Agreement business has issued investment agreements to investors that may allow for early withdrawal (i.e. deviate from a defined or expected withdrawal schedule). The provisions that allow for early withdrawal vary by transaction but include events such as credit events, early call provisions, loss events, construction project development variance and changes in tax code. To the extent we experience an increase in unanticipated withdrawals, the Investment Agreement business may be required to liquidate certain asset holdings. This early liquidation of asset holdings may result in a realized loss.

Ultimate actual claim payments on our CDO of ABS and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.

As of December 31, 2008, Ambac reported a total of $8.2 billion of mark-to-market liabilities on credit derivative exposures, including an estimated credit impairment totaling $3.7 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”). An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered by us to be below investment grade. We do not estimate impairment for investment grade credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, macroeconomic factors such as interest rates and employment levels, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our statutory financial position possibly materially and adversely.

Various third-party market participants have made estimates of our losses, estimates of credit impairments and mark-to-market losses that in some cases materially exceed the amounts we have reported.

Various third-party securities analysts, consultants and other market participants have made estimates of our loss and credit impairment amounts under various scenarios. In light of various factors, including, without limitation, the volatility in the capital markets, the limited liquidity for certain classes of securities and the various assumptions about the future that are inherent in making such estimates, including estimates regarding the performance of RMBS and the housing market more generally, these third-party estimates vary widely. In the event that our ultimate losses and credit impairments approach some of these third-party estimates, such losses and credit impairments would have a materially adverse effect on our performance and financial position.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for investment grade credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In sizing loss reserves with respect to our mortgage-related insurance exposures, we take account of expected recoveries from originators of the related mortgage-backed securities transactions. Expected recoveries derive from contractual provisions in the related transaction documents which require that the originator repurchase securitized mortgage loans which do not conform to representations and warranties given by the originator at the time that the mortgage-backed securities were issued. After a forensic exercise in which we examine loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the originator for repurchase. For purposes of sizing loss reserves, we take account only of loans as to which there is an established, material breach of representations and warranties. Nonetheless, originators may dispute that such loans are nonconforming; additionally, we may be unable to enforce the repurchase remedy due to deterioration of the originator’s financial position. Please see Management’s Discussion and Analysis-Loss Reserves included in Item 7 of this Annual Report on Form 10-K for additional discussion of our subrogation and remediation efforts.

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

We may be required to raise additional capital as the result of rating agency capital requirements, or unanticipated losses in our insured portfolio. Any future equity offerings could be dilutive to our existing shareholders or could result in the issuance of securities that have rights, preferences and privileges that are senior to those of our other securities. We may also engage in additional reinsurance or risk transfer transactions such as the one we completed with Assured Guaranty Re Limited in December 2007. Further, any capital raising in the form of reinsurance, or other risk transfer transactions of the existing portfolio, will have a dilutive effect on our future earnings. There can be no assurance that we will be able to consummate any capital raising transactions, or as to the terms of any of the currently proposed transactions.

Adequate capital support and liquidity may not be available.

Financial guarantee insurers, including Ambac Assurance, have historically relied on reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital.” During 2008, Ambac terminated its bank facility and exercised its put rights with respect to certain trusts created as a vehicle for providing capital support to Ambac Assurance under the contingent capital facility described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”. In connection therewith, Ambac Assurance received approximately $800 million in the aggregate from such trusts. As a result of the exercise of its put rights with respect to such contingent capital facility, such facility is no longer available to Ambac Assurance, and there can be no assurances that Ambac Assurance will be able to put another such facility in place. Given the loss of confidence in our financial position, the downgrades in our ratings and the unavailability of credit generally, we have limited access to some of our traditional sources of soft capital. The current stressed credit environment has had and may continue to have an adverse impact on the financial strength of most of the reinsurers previously used by Ambac. As such, Ambac Assurance’s access to soft capital is now limited.

We are subject to credit risk and other risks related to RMBS and CDOs of ABS.

We have insured, and written credit default swaps (“CDS”), with respect to RMBS (including transactions comprised of second lien mortgage products, home equity line of credit (“HELOCs”), closed end second mortgage loans and Alt-A, or mid-prime, loans) and CDOs of ABS and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including recession, rising unemployment rates, declining house prices, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; financial difficulty experienced by mortgage servicers; and, particularly in the case of CDOs of ABS, transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction.

Transactions within Ambac Assurance’s insured RMBS and CDO portfolios also may be downgraded, placed on watch or subject to other actions by the rating agencies that have granted Ambac Assurance its financial strength ratings. Such ratings or other actions could require Ambac Assurance to maintain a material amount of additional capital to support the exposures it has insured. This could require us to:

•	Raise additional capital, if available, on terms and conditions that may be unfavorable;

•	Pay to reinsure or otherwise transfer certain of its risk exposure.

RMBS and CDOs of ABS exposures which we have written in the form of CDS are subject to SFAS 133, which requires that these transactions be recorded at fair value. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in the estimated fair values of these CDS can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (including those described above) and actual impairment of those transactions.

While further deterioration in the performance of consumer assets, including mortgage-related assets, credit cards, student loans and auto loans and leases, is generally expected, the extent and duration of any future continued deterioration of the credit markets is unknown, as is the impact, if any, on potential claim payments and ultimate losses of the securities within Ambac Assurance’s portfolio. In addition, there can be no assurance that any of the governmental or private sector initiatives designed to address such credit deterioration in the markets will be successful, and there is no way to know the effect that any such initiatives could have on the credit performance over time of the actual securities that Ambac Assurance insures.

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

Ambac’s CDS portfolio experienced significant mark-to-market losses as of December 31, 2008. A portion of these losses either generated net operating loss carryforwards or are only tax deductible upon realization, generating a significant deferred tax asset. As of December 31, 2008, Ambac’s gross deferred tax asset was $4.1 billion, of which $1.7 billion was associated with the CDS business.

As a result of development of additional losses on its insurance and credit default swap portfolio, and the related impact on projected cash flows, Ambac established a valuation allowance of $2.1 billion.

A valuation allowance is required to reduce a potential deferred tax asset when it is more likely than not that all or some of the potential deferred tax asset will not be realized. All available evidence, both positive and negative, needs to be identified and considered in making the determination. Future realization of the existing deferred tax asset ultimately depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry-back or carry-forward period available under the tax law. Although SFAS 109 does not specifically require scheduling the reversal of temporary differences, estimation of the periods of reversal is often necessary to determine if a valuation allowance is required.

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

Further, any loss directly attributable to the termination of a credit default swap as a result of a payment to extinguish or assign all or a part of the remaining rights and obligations there-under may be treated as capital loss. Ambac is considering loss remediation techniques relating to certain CDS contracts and may enter into agreements with counterparties to modify these contracts. Depending on the terms and conditions of a modification, it may result in a termination of the CDS contract for US tax purposes and have an adverse impact on the deferred tax asset.

A downgrade of our long term credit ratings could adversely affect our liquidity and increase our borrowing costs.

Our long-term senior unsecured debt was downgraded from an AA (S&P) and Aa2 (Moody’s) to BBB negative outlook by S&P and Ba1 on review for possible downgrade by Moody’s.

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

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay holding company obligations.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Because of the regulatory tests applicable to the payment of extraordinary dividends, Ambac Assurance cannot pay dividends to Ambac without regulatory consent in 2009. Further, if Ambac Assurance were to be placed in runoff, there is no assurance that it would be able to pay any dividends. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to repay our debt and/or raise capital or otherwise have a material adverse effect on our operations. In addition, Everspan has agreed that it will not declare a dividend for the three-year period following the writing of its first financial guarantee policy. Thereafter, Everspan’s ability to declare dividends would be subject to the Wisconsin insurance regulations described above. In addition, the payment of dividends by Everspan to Ambac Assurance would not necessarily result in the payment of dividends by Ambac Assurance to Ambac Financial Group, Inc. As described above, the payment of dividends by Ambac Assurance is regulated by Wisconsin law and, at present, the payment of dividends by Ambac Assurance requires the approval of the OCI. See Part I, Item 1 “Business—Insurance Regulatory—Dividend Restrictions—Wisconsin” in this Annual Report on Form 10-K, for further information.

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

As of December 31, 2008, we have credit exposure to our reinsurance counterparties through reinsurance contracts of approximately $63.7 billion or 12.8% of our gross par outstanding. No single reinsurance counterparty represents more than 15% of the $63.7 billion in par ceded, except for Assured Guaranty Re Limited and Radian Asset Assurance Inc., to which we have reinsured $28.8 billion and $9.8 billion of par, respectively. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to us. In addition, downgrades to the credit ratings of our reinsurance counterparties may result in the reduction of rating agency capital credit provided by those reinsurance contracts, and could therefore result in a downgrade of our own credit ratings. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” in this Annual Report on Form 10-K. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” of this Annual Report on Form 10-K on the financial strength ratings of Ambac’s reinsurers as well as the amounts due from such reinsurers that are not secured by collateral.

Our underwriting and risk management policies and practices in the past have not anticipated unforeseen risks and/or the magnitude of potential for loss as the result of foreseen risks.

As described in Part I, Item 1, “Business—Risk Management” of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we have established underwriting and risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. We also rely on internally and externally developed complex financial models which additionally may have been reviewed by third parties to analyze and predict performance of the insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving.

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

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates could have adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations which bear interest at floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

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

Our net income and earnings have become more volatile due to the application of fair value accounting, required under SFAS 133, to the portion of our credit enhancement business which is executed in credit derivative form.

SFAS 133 requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the ultimate outcome of residential mortgage losses and the quality of high yield corporate loans, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations) and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

Changes to accounting rules relating to the financial guarantee industry could have a material adverse affect on us and our industry.

On May 23, 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises.” The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e. – loss reserves). It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of SFAS 163. Ambac will adopt SFAS 163 effective January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which was adopted in the quarter ended September 30, 2008.

SFAS 163 requires the recognition of premium revenue, for both upfront and installment paying policies, by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, SFAS 163 also requires that the accretion discount, equating to the difference between the undiscounted installment premiums and the present value of installment premiums, be recognized through the income statement.

SFAS 163 requires the recognition and measurement of a claim liability based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. Expected net cash outflows under SFAS 163 are probability-weighted cash flow scenarios that reflect the likelihood of all possible outcomes for net claim payments under an insurance contract. This differs from Ambac’s current claim liability approach which we recognize the full amount of estimated net cash outflows based, in many cases, on a single scenario discounted at a rate which approximates our investment portfolio yield.

SFAS 163 will be applied to existing financial guarantee insurance contracts in effect on January 1, 2009 and the cumulative effect of initially applying this Statement will be recorded as an adjustment to the opening balance of retained earnings. Ambac believes that the cumulative effect of initially applying the provisions of SFAS 163 could be material to our financial statements; however, the impact upon adoption is still not known. The provisions of SFAS 163 are complex and its implementation has presented significant challenges as a result of the short implementation timeframe, resolution of difficult interpretational issues and significant changes to our internal accounting and reporting systems. Ambac continues to evaluate the impact of the standard with regard to revenue recognition, claim liabilities and deferred acquisition costs on its financial statements.

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

Recently, there have been legislative and regulatory initiatives with respect to the regulation of financial guarantee insurance companies. The initiatives would generally impose restrictions on the types and amounts of business that Ambac Assurance is authorized to insure, especially in the structured finance area. Such restrictions could have a material effect on the amount of premiums that Ambac earns in the future. Additionally, any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See Part I, Item 1 “Business—Insurance Regulatory Matters” in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for further information.

Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.

Our success substantially depends upon our ability to attract and retain qualified executives and upon the ability of our senior management and other key employees to implement our business strategy. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with insurance, investment, accounting and administrative skills. The loss of the services of members of our senior management team, or our inability to hire and retain other talented personnel, could delay or prevent us from fully implementing our business strategy, which could negatively impact our business.

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

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. In large part, our investment portfolio is invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since, in certain interest swap transactions, we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Part I, Item 1, “Business—Derivative Products” section of this Annual Report on Form 10-K, for further information.

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

Ambac, and certain of its present and former officers and directors, have been named in lawsuits that allege violations of the federal securities laws and/or state law. Ambac also has been named in several lawsuits relating to transactions entered into by its financial guarantee subsidiary, Ambac Assurance, and its financial services businesses. In addition, Ambac has received various regulatory inquiries and requests for information. Please see Item 3. “Legal Proceedings” for information on these various proceedings.

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

As a result of Ambac Financial Group, Inc. being the holding company of Ambac UK and Ambac Credit Products Limited, the prior consent of the UK’s Financial Services Authority (“FSA”) will be required for any individual, group or institution who proposes to take a step that would result in becoming Controller of or increasing control over Ambac UK and Ambac Credit Products Limited.

Broadly, in respect of the FSA’s consent, where an individual person or body corporate, inter alia:

(a)	holds 10 percent or more of the shares in a parent undertaking (“P”) of a company undertaking a regulated activity (“A”); or

(b)	is able to exercise significant influence over the management of P through his shareholding in P; or

(c)	is able to exercise significant influence over the management of P through his voting power in P; or

(d)	is entitled to exercise or control the exercise of 10 percent or more of the voting power in P, then such person will be a Controller of A, in this case A being Ambac UK and Ambac Credit Products Limited. Any proposed changes in either existing Controllers or the appointment of new Controllers must first be approved by the FSA.

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

Our subsidiary, Ambac Assurance, is a Wisconsin corporation and is subject to the insurance and regulatory laws of the State of Wisconsin. Under Wisconsin insurance holding company laws, there is a presumption that a holder of 10% or more of our voting stock controls Ambac Assurance and any such acquisition of control requires the prior approval of the OCI of the State of Wisconsin. Section 4.5 of our amended and restated certificate of incorporation provides that no stockholder may cast votes with respect to 10% or more of our voting stock, regardless of the actual number of shares of voting stock beneficially held by the stockholder. In addition, any voting stock held by a stockholder in excess of 10% will not count in the calculation of or toward a quorum at any meeting of stockholders. In order to avoid these restrictions, a stockholder who acquires or owns 10% or more of our voting stock must have such acquisition or ownership previously approved by the OCI of the State of Wisconsin or file a disclaimer of “control” approved by such office.

The foregoing provisions of the Wisconsin insurance holding company laws and legal restrictions contained in our amended and restated certificate of incorporation will have the effect of rendering more difficult or discouraging unsolicited takeover bids from third parties or the removal of incumbent management.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires in September 2019. This office houses operations for all reportable business segments.

Ambac’s financial guarantee business segment also maintains offices internationally, with the principal office located at 6 Broadgate, London EC2, which consists of approximately 12,600 square feet of office space under an agreement that expires in September 2013. International operations have also been conducted in four offices located in Australia (Sydney), Italy (Milan) Japan (Tokyo) and Mexico (Mexico City). Due to the outlook for continued new business in both the Japanese and Mexican markets, Ambac has decided to close the Tokyo and Mexico City offices in the first quarter of 2009.

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

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al. for alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac Financial Group, Inc., and one former officer and director and one current officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-

Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s financial condition and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws.

Various shareholder derivative actions have been filed against certain present and former officers and directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action; and (iii) two actions filed in the Supreme Court of the State of New York, New York County that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), City of San Francisco, California, Oakland, California and Sacramento, California, the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues. Pre-trial proceedings in these cases will be coordinated by a single California state court.

Additionally, Los Angeles, Stockton, the City of San Diego, and the Counties of San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products. These cases have been removed to Federal court and it appears likely that the cases will be litigated as part of a multidistrict litigation now pending in the Federal District Court for the Southern District of New York.

Ambac has been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services, LLC (“AFS”) with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guarantee insurance policy and that this alleged inability to perform has cost New Orleans additional interest costs on the bonds and (2) AFS improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

In addition to the lawsuits described above, Ambac has also been named in lawsuits brought by issuers of Ambac-insured auction rate securities (“ARS”) and VRDOs. These issuers allege, inter alia, that they incurred increased interest costs in respect of their ARS and /or VRDOs as a result of misrepresentations by Ambac with respect to its financial position and exposures to mortgage backed securities and collateralized debt obligations.

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac produce a wide range of documents and information.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

As of March 9, 2009, there were 80 stockholders of record of Ambac’s Common Stock, which is listed on the New York Stock Exchange under the symbol “ABK”.

The table below sets forth the high and low sales prices per share of Ambac’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2008:
Fourth Quarter	$4.30	$0.76	$0.01
Third Quarter	$10.08	$1.04	$0.01
Second Quarter	$6.42	$1.15	$0.01
First Quarter	$26.79	$4.50	$0.07
2007:
Fourth Quarter	$73.20	$20.55	$0.210
Third Quarter	$88.41	$53.10	$0.210
Second Quarter	$96.10	$84.02	$0.180
First Quarter	$91.83	$83.48	$0.180

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the fourth quarter of 2008 and shares available at December 31, 2008:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2008	4,908	$3.51	4,908	3,658,089
November 2008	428	$3.49	428	3,657,661
December 2008	—	—	—	3,657,661

Fourth Quarter 2008	5,336	$3.50	5,336	3,657,661

(1)	Shares repurchased during the fourth quarter of 2008 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From January 1, 2009 through March 10, 2009, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” and in Note 17 of Notes to the Consolidated Financial Statements located in Part II, Item 8.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2008, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

Financial Data	Years Ended December 31,
(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Highlights:
Gross premiums written	$536.9	$1,031.4	$996.7	$1,096.0	$1,048.3
Net premiums earned	1,022.8	841.5	811.6	816.3	717.2
Net investment income	494.1	465.0	423.9	378.1	355.3
Net change in fair value of credit derivatives	(4,031.1)	(5,928.0)	68.8	63.7	65.1
Interest income from investment and payment agreements	255.9	445.3	391.7	270.3	198.8
Financial services—other revenue	(132.8)	6.9	16.6	15.8	26.4
Total revenue	(2,753.5)	(4,214.9)	1,832.1	1,614.1	1,401.6
Losses and loss expenses	2,227.6	256.1	20.0	149.9	69.6
Financial guarantee underwriting and operating expenses	216.2	139.3	133.7	117.7	106.6
Interest expense from investment and payment agreements	235.0	420.0	359.9	239.3	168.9
Financial services—other expenses	12.7	12.2	12.4	13.7	14.7
Corporate interest expense	114.2	85.7	75.3	55.9	54.3
Net (loss) income	(5,609.2)	(3,248.2)	875.9	751.0	724.6
Net (loss) income per share:
Basic	(22.31)	(31.56)	8.22	6.94	6.61
Diluted	(22.31)	(31.56)	8.15	6.87	6.53
Return on equity(1)	n.m.	(76.7)%	15.1%	14.4%	15.6%
Cash dividends declared per common share	0.10	0.780	0.660	0.550	0.470

Balance Sheet Highlights
Total investments, at fair value	$10,292.8	$18,395.7	$17,433.6	$15,591.9	$14,422.3
Prepaid reinsurance	292.8	489.0	315.5	303.4	297.3
Total assets	17,256.4	23,565.0	20,267.8	18,545.9	17,672.5
Unearned premiums	2,382.2	3,123.9	3,037.5	2,941.0	2,765.2
Losses and loss expense reserve	2,265.9	484.3	220.1	304.1	254.1
Obligations under investment agreements, investment repurchase agreements and payment agreements	3,357.8	8,706.4	8,356.9	7,252.8	7,080.7
Long-term debt	1,868.7	1,669.9	991.8	1,191.7	791.8
Total stockholders’ equity	(3,782.3)	2,279.9	6,189.6	5,388.2	5,035.0

(1)	n.m. = not meaningful. Return on equity is not meaningful due to a net loss and negative equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (3) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (4) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (5) risks relating to the re-launch of Connie Lee as Everspan Financial Guaranty Corp.; (6) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (7) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (8) inadequacy of reserves established for losses and loss expenses; (9) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (10) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (11) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (12) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (13) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (14) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (15) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (16) Ambac’s financial position and lack of financial flexibility, resulting principally from the uncertainty of Ambac Assurance’s ability to pay dividends to Ambac without the consent of the office of the Commissioner of Insurance of the State of Wisconsin; (17) legislative and regulatory developments, including the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and other similar programs; (18) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (19) changes in expectations regarding future realization of gross deferred tax assets; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under SFAS 133, to the portion of our credit enhancement business which is executed in credit derivative form; (21) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) operational risks, including with respect to internal processes, risk models, systems and employees; (23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (25) changes in tax laws; (26) other factors described in the Risk Factors section in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (27) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

OVERVIEW

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated “BBB” with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ba1 on review for possible downgrade by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac has historically provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008; it now has a Baa1 financial strength rating on review for possible downgrade from Moody’s and is rated A with a negative outlook from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance and its operating subsidiaries have been able to originate only a de minimis amount of new financial guarantee business since November 2007.

Ambac Assurance has two financial guarantee insurance operating subsidiaries, Ambac UK and Everspan Financial Guarantee Corp. (previously Connie Lee Insurance Company) (“Everspan”). Ambac UK, insures a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations, generally within Western Europe. Everspan is a financial guarantee insurance company that was purchased by Ambac Assurance in 1997 and placed into runoff. Ambac Assurance is seeking to capitalize and reactivate Everspan which would allow it to write new financial guarantee business in the U.S. public finance and regulated utility markets.

As an alternative to financial guarantee insurance, credit protection was provided by Ambac Credit Products LLC, a subsidiary of Ambac Assurance, in credit derivative format. Ambac Assurance insures the obligations of Ambac Credit Products under these transactions. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. As part of its refocused business strategy, Ambac decided to discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about credit derivatives.

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. The obligations of the various subsidiaries which write the financial services business are insured by Ambac Assurance. As part of its refocused business strategy, Ambac decided to discontinue writing new business in its Financial Services segment. The interest rate swap and investment agreement businesses are being run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; the ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult. Such hedging transactions may include execution of swaps or other derivative instruments for the purpose of re-hedging risks inherent in the investment agreement business and the interest rate and currency swap business. Please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay dividends on its common stock, to pay principal and interest on its indebtedness and to pay its operating expenses. Ambac Assurance is unable to pay dividends to Ambac in 2009 without the consent of the Office of the Commissioner of Insurance of the State of Wisconsin. See Part I, Item I, “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources” for further information.

Financial information concerning our business segments for each of 2008, 2007 and 2006 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3333.

Business Restructuring

In 2008, Ambac undertook a review of all its businesses in its Financial Guarantee segment. In conducting this review, Ambac considered the risk exposure within each business (including the view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has decided to emphasize global public finance (including municipal finance, healthcare, infrastructure and global utilities) and re-evaluate and/or discontinue its participation in certain sectors of the structured finance market. Additionally, Ambac has revised its underwriting and risk management guidelines and determined to discontinue executing credit enhancement transactions in credit default swap or other derivative formats; however, we may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures.

During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business (except for hedging transactions to mitigate risks in the portfolio) as part of its refocused strategy. The interest rate swap and investment agreement businesses are in active runoff, which may include termination settlements, restructuring, assignments of and scheduled amortization of contracts.

Ambac is seeking to reactivate Everspan, which would allow Everspan to begin writing financial guarantee insurance in the U.S. public finance market as a separate, stand-alone legal entity. The management team of Everspan would be primarily assembled from within Ambac Assurance’s Public Finance division.

Receipt of financial strength ratings which are sufficiently high to enable Everspan to successfully market its financial guarantees is critical to Everspan’s business plan. To that end, we are engaged in discussions with Moody’s and S&P and are attempting to address their requirements. Foremost among these requirements is the infusion of third party capital, and we are actively seeking third party capital providers. We plan to finance our investment in Everspan by means of a capital contribution by Ambac Assurance. Any such contribution requires the approval of the OCI, which is currently considering our request for approval of such a contribution. The OCI has indicated that it will not approve an investment in Everspan by Ambac Assurance unless Everspan receives financial strength ratings of at least “AA” from S&P and “A2” from Moody’s. Everspan’s success is dependent on the willingness of municipal issuers to use Everspan’s financial guarantees and the willingness of municipal bond investors to purchase such securities.

The November 5, 2008 downgrade of Ambac Assurance, by Moody’s, resulted in a significant amount of collateral being posted by Ambac’s investment agreement and derivatives businesses. To enable the non-insurance companies to meet the collateral posting obligations in a prudent manner, Ambac Assurance petitioned the OCI to permit various liquidity enhancing activities between these entities and Ambac Assurance. On November 5, 2008, the OCI issued a “nondisapproval letter” with respect to the following transactions between these entities:

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

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to Ambac Financial Services of not more than $750 million (subsequently increased to $850 million through March 31, 2009) for the purpose of providing liquidity for collateral postings or liquidation of interest rate and/or currency swap arrangements; and

•	Under a separate non-disapproval, Ambac Assurance is permitted to lend up to $1.3 billion to the investment agreement business on a secured basis.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain.

Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report. We have discussed with the Audit and Risk Assessment Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

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

The liability for losses and loss expenses consists of active credit and case basis credit reserves. Ambac discounts estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio in accordance with Statement of Statutory Accounting Practices No. 60, Financial Guaranty Insurance (“SSAP 60”). SSAP 60 permits the use of a discount rate equal to the average rate of return on the admitted assets of the insurance enterprise in discounting claim liabilities. As of December 31, 2008 and 2007, the discount rate utilized was 4.5%. SAB Topic 5N, Discounting By Property-Casualty Insurance Companies, notes that the SEC will not object to an insurance enterprise using the same rates to discount claim liabilities for short-duration contracts for U.S. GAAP reporting that it uses for statutory reporting with the same claim liabilities. As such, we have utilized the discount rate as determined in accordance with SSAP 60 for the purpose of discounting both our U.S. GAAP case basis and active credit reserves.

Active credit reserves are established only for adversely classified credits. Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is generally established through a process that estimates probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severity assumptions; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by the Enterprise Risk Management Committee (“ERMC”). The ERMC is comprised of Ambac’s senior risk management professionals and other senior management. Our Surveillance Group is responsible for designating the credit classification of individual credits and assigning credit ratings, which in turn affect default probabilities used in estimating active credit reserves.

Ambac may use market accepted models and software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures as discussed in the RMBS section below. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments.

For certain adversely classified credit exposures, such as residential mortgage backed securities exposures and other credits that have deteriorated significantly, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve. Additional remediation activities which impact our estimates of the active credit reserves can include various actions by Ambac. Common actions may include investigating breaches of contractual representations; obtaining detailed appraisal information on collateral; more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts; and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve Ambac uses relevant credit-specific information and an analysis of rights and remedies obtained from its remediation efforts to supplement the statistical approach discussed above.

Case basis credit reserves are established for losses on insured obligations that have already defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights.

The primary assumptions impacting the establishment of loss reserves for a particular credit are the probability of default for that credit and severity of loss given a default. The probability of default assumption represents the percentage chance that a particular insured obligation will default over its remaining life. Probability of default assumptions are based upon rating agency studies of bond defaults given a particular asset class, rating and remaining tenor of an underlying obligation, modified as appropriate by Ambac’s experience and judgment. Severity of loss given a default represents the amount of loss that would be incurred on a defaulted obligation due to the difference in the amount of net par guaranteed and the value of the related collateral and other subrogation rights. Loss severity estimates are based upon available evidence such as rating agency recovery rates with respect to debt obligations in the particular asset class, review of financial statements, collateral performance, and/or surveillance data such as collateral appraisals. However, when credits are in default or have specific attributes that warrant an adjustment, we typically develop a best estimate of the loss based upon transaction specific elements rather than a statistical loss as our knowledge is greater as to the ultimate outcome of these credits due to our surveillance and remediation activity.

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

Adjustments to our loss reserves may create volatility in our financial results in any given quarter or year. Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included on our adversely classified list. The number and severity of adversely classified credits depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Due to the small number of credits and size of certain individual adversely classified credits, modest changes in underlying ratings or classifications can have a large impact on any quarter’s provision for losses and loss expenses. Historically, Ambac has not ceded large percentages of outstanding exposures to our reinsurers; therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for case reserves and active credit reserves on non-investment grade credits at December 31, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Active credit reserves	120	$14,780	$969
Case reserves	36	6,961	1,127

Totals	156	$21,741	$2,096

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of assets affected or the magnitude of the effect. The four bond types are residential mortgage-backed securities (“RMBS”); healthcare institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”); and collateralized debt obligations (“CDOs”). These four bond kinds represent 92% of our ever-to-date claim payments.

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

Prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient on either or both of these criteria. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes “Alt-A” loans, which typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to borrowers who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements. Additionally, this category includes loans with nontraditional amortization schedules such as interest only or option adjustable rate features.

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans, such as closed end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second lien loan is subordinate to the first lien on the home. The borrower is obligated to make monthly payments on both their first and second lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first lien loan and any remaining funds are applied to pay off the second lien. As a result of this subordinate position to the first lien, second lien loans carry a significantly higher severity in the event of a loss.

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures on the adversely classified credit listing at December 31, 2008:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Second-lien	35	$8,426	$1,164
Mid-prime	36	4,808	427
Sub-prime	16	2,076	65
Other	14	417	68

Totals	101	$15,727	$1,724

(1)	Includes allowance for reinsurance recoverables.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for many major financial institutions and investors, including Ambac. Since the third quarter of 2007, the major rating agencies have downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. The majority of credit downgrades of the RMBS and CDO of ABS by the major independent rating agencies have been concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period.

The risk of loss inherent in the 2005, 2006 and 2007 vintage sub-prime, mid-prime and second lien mortgage loans has been elevated due to a number of factors. These factors increase current and potential future losses and include but are not limited to the following:

•

There has been a notable increase in mortgage loan delinquencies and foreclosures, and this situation has resulted in significant losses for mortgage lenders and investors in mortgage related products. Market participants believe a primary factor contributing to this poor credit performance was a pronounced deterioration in credit underwriting standards by mortgage originators. Our own experience investigating the underlying home loans in our underperforming pools confirms the prevalence of very poor home loan underwriting in many cases, with significant noncompliance with the requisite home loan underwriting guidelines for the various transactions.

•

As a result of higher losses and declining house prices, traditional mortgage lenders have significantly curtailed lending for both new mortgages and refinancing existing mortgages. Additionally, investors in traditional mortgage products have curtailed their purchases of such investments. This environment significantly reduces the borrowers’ ability to refinance their mortgages and will increase their financial stress in the event they have an adjustable rate mortgage which resets to a higher interest rate. The reduced liquidity also contributes to the lack of availability of credit to purchase new homes, thus contributing to home price depreciation.

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

In the more benign mortgage markets witnessed in years prior to 2007, our identification of underperforming transactions was based upon a periodic review schedule that was adjusted to increase the frequency of those reviews if trigger events occurred which might indicate potential credit deterioration. The determination of loss estimates during this time period was heavily weighted towards a statistical approach, which ascribed loss severities and probabilities to individual rating categories. As a result of the above noted distress of the RMBS market and consistent with our approach for all adversely classified credits, we increased our monitoring of RMBS credits as the magnitude and severity of the mortgage crisis unfolded. Accordingly, Ambac’s approach evolved and was refined throughout the course of 2007 and 2008.

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

Second-Lien:

We refined our loss reserve approach for second lien transactions in 2008 for two primary reasons. First, the level of underperformance exhibited in our distressed exposures during 2008 has been unprecedented, making it difficult to forecast future losses using loss patterns based on market collateral performance similar to the collateral that was guaranteed, which is the basis of the loss estimation process employed by Ambac in prior years. Second, there have been significant differences in performance between pools with largely similar collateral characteristics.

We used a roll-rate methodology to estimate the 2008 loss reserves for second-lien transactions which observes trends in delinquencies, defaults, loss severities, prepayments and extrapolates ultimate performance from this data on an individual transaction basis and their component pools where they exist. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. Transition rates between the 30-59 days and the 60-89 days categories are reduced by 50% after a plateau of 18 months, since we felt it was the best proxy for the current environment. Actual default rates escalated in the first half of 2008 with CDRs on the subject transactions generally ranging between 15% and 25%. This data, along with the most recent delinquency information, was used to project a default curve for the life of the transaction. Projected prepayment rates utilized in the calculation of our reserve estimates were the greater of the average of the last several months’ prepayments, or four percent, for all but two transactions whereby circumstances called for a prepayment rate less than four percent. We also used loss severities of up to 102%, depending on historical loss severity trends. These monthly loss estimates were applied to the transactions’ individual capital structures in order to estimate claims on the Ambac insured tranches. The estimated claims were discounted at our current discount rate of 4.50% and reduced for any reinsurance we estimated to be recoverable to derive a net reserve for second-lien transactions of $1,164 million as of December 31, 2008.

There has been a notable increase in mortgage loan delinquencies and foreclosures, and this situation has resulted in significant losses for mortgage lenders and investors in mortgage related products. Market participants believe a primary factor contributing to this poor credit performance was a pronounced deterioration in credit underwriting standards by mortgage originators. In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. Certain second-lien transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor performance include (i) increased levels of early payment defaults, (ii) the increased pace of delinquency migration through ultimate charge-off, (iii) the increased pace of other credit enhancements such as subordination or overcollateralization being written down and (iv) the rapid unwinding of other credit protections inherent in the transaction structure. After a forensic exercise in which we examine loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the originator for repurchase. For purposes of sizing loss reserves, we take account only of loans as to which there is an established, material breach of representations and warranties. Management reviewed and evaluated the results of the consultants’ examination in order to estimate subrogation recoveries.

Ambac has updated its estimated subrogation recoveries from $512.1 million at September 30, 2008 to $859.5 million at December 31, 2008. The increased estimate was revised to reflect an increase in the number of loans that have been examined by the consultants engaged by Ambac. The estimated subrogation recoveries of $859.5 million are transaction specific and based upon an initial sampling of the mortgage loans for which we are seeking recoveries. These estimated recoveries rely upon identified breaches of transaction specific representations and warranties that we have already discovered as a result of actual loan file examinations for over 8,500 loans out of an aggregate 176,000 loans in eleven transactions. Estimated recoveries for ten of the transactions, amounting to $749.8 million, were based on only those loans that were examined which had substantiated breaches, without extrapolation to the remaining mortgages in the loan pool. Estimated recoveries for the remaining one transaction, amounting to $109.7 million, was based on a statistical random sample of, and subsequent extrapolation to, the respective loan pool which was necessary as a result of the sponsor providing limited access to its loan files. For all eleven transactions, we assumed recovery in three years discounted at a rate of 4.5%. We have assumed a three year recovery period based upon our prior experience in collecting similar recoveries. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings.

We have performed the above-mentioned, detailed examinations on a variety of second lien transactions that have experienced exceptionally poor performance. However, the estimated recoveries we have recorded to date have been limited to only those transactions whose sponsors (or their successors) are global financial institutions, all of which carry a single-A rating or better from a nationally recognized rating organization. Each of these sponsors (or successors) who are responsible for honoring the identified breaches we found has significant financial resources and an ongoing interest in mortgage finance. Additionally, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors).

Mid-Prime:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Recently, we have witnessed a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming and non-investment grade mid-prime exposures by comparing available credit support to the amount of loans in the 60+ day delinquencies, foreclosures, and REO categories. We assess the amount of credit support available below our senior position assuming that these loans were liquidated immediately at the specified levels to determine our internal rating. Our loss estimates for this segment of our insured portfolio used a roll-rate approach for most instances. In this approach current implied defaults derived from delinquency buckets are interposed on a default timing curve to project lifetime defaults. These defaults are then combined with a loss severity of 45% to arrive at a collateral cumulative loss assumption and ultimately a future value claim estimate is derived on the insured bond. We have increased our loss severity assumption to 45% from 40% from September 30, 2008 due to the deterioration in housing prices observed in most markets nationwide. Projected prepayment rates utilized in the calculation of our reserve estimates were the average of the last several months’ prepayment rates. The future value claims were present valued at our current discount rate of 4.5% and reinsurance recoveries were deducted to derive the net reserve. Net reserves for mid-prime credits were $427 million as of December 31, 2008.

RMBS – Reasonable Possible Additional Losses:

It is possible that our loss estimate assumptions for the securities discussed above could be materially higher as a result of continued deterioration in housing prices; the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market. In other words, we feel that it is possible that the loss pattern for real estate credits with loss reserves may be more severe and prolonged than we estimated. We believe that it is possible that the loss pattern for transactions for second-lien and mid-prime RMBS can be more severe and prolonged than we estimated. Additionally, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute our breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

For second-lien mortgage credits for which we have recorded loss reserves at December 31, 2008, the reasonably possible increase in loss reserve estimates could be approximately $366 million. The reasonably possible scenario for second-lien mortgage collateral assumes that the voluntary CPR assumption over a 6 month period decreases by approximately 1 to 3 percentage points, (depending on transaction performance) and the current-to-30 day roll assumption over a six month period increases 50bp to 100bp (depending on transaction performance). In addition, the loss severities for second-lien products may be greater than 100% because of increased carrying costs and servicing advances that are not recovered. For mid-prime MBS credits for which we have recorded loss reserves at December 31, 2008 the reasonably possible increase in loss reserve estimates could be approximately $159 million. The reasonably possible scenario for mid-prime collateral assumes that the loss severity on liquidated properties increases to a range between 50% and 55% from 45% and the net cumulative losses for each transaction increases by approximately 10%.

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

CDOs:

It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however, Ambac’s exposure to CDOs executed in insurance form on its adversely classified credit portfolio is currently limited as the majority of the CDO portfolio (87%) was executed in derivative form. CDO exposures executed in derivative form are recorded on our Consolidated Balance Sheets at fair value. Please refer to “Valuation of Financial Instruments” below for further discussion on mark-to-market sensitivities relating to CDOs executed in derivative form.

Currently, the credits that comprise our case basis credit reserves primarily include mortgage-backed and home equities from the four bond types discussed above as well as transportation credits.

Generally, severity assumptions are established within our active credit reserve (“ACR”) for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the December 31, 2008 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond types that presently reside within the adversely classified credit listing.

$ in millions Category	Net par outstanding	Loss Reserves at 12/31/08	Increase in Reserve Estimate
Transportation	$1,372	$131	$14
Health care	$443	$15	$15

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. Ambac’s financial instruments are reported on the Consolidated Balance Sheets at fair value and subject to valuation estimates include primarily investments in fixed income securities and derivatives comprising credit default, interest rate, currency and total return swap transactions.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. SFAS 157, “Fair Value Measurements” requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 62% of our assets and approximately 48% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, in the current market environment, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value. Refer to Note 16 to the Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 3 fair value category.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other broker quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. There is also significant judgment in determining whether Ambac will continue to have the intent and ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition. Refer to Note 2 to the Consolidated Financial Statements for a further description of management’s formal process to assess the investment portfolio for other-than-temporary impairments.

Derivatives:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 16 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. In 2007 and 2008, such adjustments to the relative change ratio were made primarily on CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. Ambac’s 23 remaining CDO of ABS transactions had an average internal rating of B and an average tenor of 11.8 years at December 31, 2008. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 37% at transaction inception to 71% as of December 31, 2008. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our credit default swap (“CDS”) portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of December 31, 2008, Ambac’s derivative liability balance would increase by $1,064 million. In addition to the CDO of ABS transactions, one other credit derivative transaction has been downgraded to below investment grade during 2008 which, given the transaction’s expected life and asset class, has resulted in a relative change ratio of 100%. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through December 31, 2008 and as such adjustments to the relative change ratio have not been material. Excluding CDO of ABS and the additional below investment grade credit described above, downgrades have occurred in CDS transactions representing approximately 34% of par outstanding. The average rating for these transactions was AA- as of December 31, 2008.

Ambac’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses. We believe our model’s primary strength is that it maximizes the use of market-driven inputs, and most importantly, its use of market-based fair values of the underlying reference obligations and discount rate utilized. Ambac employs a three-level hierarchy for obtaining reference obligation fair values used in the model as follows: i) broker quotes on the reference obligation, ii) broker quotes on a subordinate obligation within the same capital structure as the reference obligation and iii) proxy spreads from similarly structured deals or other market proxies. We believe using this type of approach is preferable to other models which may emphasize modeled expected losses or which rely more heavily on the use of market indices that may not be reflective of the underlying reference obligation. Another strength is that our model is relatively easy to understand, which increases its transparency.

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of such quotes, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended December 31, 2008, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values particularly with the current dislocation in the credit markets.

Valuation of Deferred Tax Assets. Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under U.S. GAAP in a current period which are only deductible for tax purposes in future periods and net operating loss carryforwards. In accordance with SFAS 109, “Accounting for Income Taxes,” we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Ambac’s credit default swaps (“CDS”) portfolios experienced significant losses in 2008. A significant portion of those losses either generated net operating loss carryforwards or are only tax deductible upon realization, generating a significant deferred tax asset. In addition, Ambac has set up significant reserves for insurance losses which become deductible upon default of the referenced credit. As of December 31, 2008 Ambac’s deferred tax asset is made up predominantly of the following components: credit default swaps of $1,653 million, losses on financial guarantee products of $340 million, net operating loss carryforwards of $1,224 million and unrealized losses on securities of approximately $891 million, resulting in an overall gross deferred tax asset of $4,180 million. As a result of these significant unrealized losses and adverse loss development and the related impact on projecting future net cash flows, Ambac established a valuation allowance of $2,053 million on the ordinary portion of its deferred tax asset, resulting in a net deferred tax asset of $2,127 million at December 31, 2008. Ambac has not established a valuation allowance in connection with the capital loss portion of its deferred tax asset. Management either intends to hold the securities to maturity or has sufficient capital gains in the three year carry back and five year carry forward period to more likely than not realize the deferred tax asset related to these capital losses.

Evaluation of Negative and Positive Evidence

Ambac believes that it is at a disadvantage regarding its credit rating and perceived financial strength as a financial guarantor. Accordingly, it believes its ability to write new financial guarantee business has been adversely impacted.

Future taxable income exclusive of reversing temporary differences and carry-forwards is a source of taxable income that may support recognition of a deferred tax asset. However, estimating taxable income from our business is generally considered to be the least objective when evaluating the weight of positive and negative evidence. In addition, our cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Ambac has experienced significant losses in the last 2 years sufficient to create cumulative losses over the past 3 years. Accordingly, in estimating its future income, Ambac has assumed no new business written and has forecasted expenses consistent with this assumption.

Ambac’s major sources of potential future taxable income are:

•	The unearned premium reserve of approximately $2.3 billion on existing policies in which the premium has already been collected will amortize into future income during the applicable period.

•	Contractual obligations of future installment premiums to be received of approximately $3.2 billion on contracts already written will generate income during the applicable period.

•

Future investment income (comprised of net future installment premium collections, reinvested cash flows, loss payments and operating expenses) on the insurance company’s existing portfolio. Although Ambac has a significant tax exempt portfolio, under SFAS 109, a tax planning strategy is available to switch the portfolio into taxable securities.

•	An appropriate reduction of expenses in future periods.

With respect to underwriting and operating expenses, it was assumed that under a scenario in which no new business would be written, future operating expenses would be significantly reduced as a result of lower facilities and compensation costs. Specifically, (i) 2009 expenses were primarily estimated based on annualized fourth quarter 2008 expenses; (ii) 2010 expenses were reduced by 25 percent of 2009 expenses; (iii) all future years were calculated using the estimated 2010 expense ratio, under the assumption that expenses would be reduced as future premium income declined (future expense reductions were capped to provide a minimum of $25 million annual expenses to operate the Company); and (iv) beginning in 2011, a 3 percent inflation factor was included in the above adjustments.

Ambac gave heavy weighting to the various negative indicators which raised concerns about its ability to write significant amounts of new business. Accordingly, in estimating future taxable income, Ambac assumed that no new or renewal policies would be written. Significant weighting was given to the positive indicators of recognizing potential future premium earned on existing contracts (i) in which the premium was paid up front and (ii) in which the premium is anticipated in the future. The amount of installment premiums actually realized could be reduced in the future due to factors such as early termination of the contracts or accelerated prepayments of underlying obligations. Ambac regularly monitors terminations and accelerated payments and will reflect any impact in future quarters. Heavy weighting was also given to Ambac’s ability to generate future investment income on existing assets as adjusted for anticipated future cash flows, assuming a return equal to its current return on assets. Ambac further recognized that future taxable income could be increased by selling its municipal portfolio and reinvesting in taxable securities.

Over the past 2 years, Ambac has recorded significant mark-to-market losses on its CDS portfolio and has incurred losses on its insured RMBS portfolio. The actual loss experience for these mortgage related securities has been greater than originally anticipated. As such, for the purposes of estimating future taxable income available to utilize net operating losses, management estimated potential increases in loss reserves to reflect the potential impact that further deterioration in Ambac’s insured portfolio would have on future taxable income.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis.

Other Deferred Tax Asset Considerations

During the year ended December 31, 2008, Ambac generated net capital losses of $227 million related to the sale of investment assets and write down of mortgage-related securities which are other-than-temporarily impaired. These losses were offset by gains on the commutation of certain CDS contracts of $350 million. The tax law also permits a 3 year carry-back and a 5 year carry forward of capital losses against capital gains. Ambac has generated $235.6 million of capital gains available in the carry-back period. In addition, Ambac has the ability if needed to trigger the realization of selected unrealized gains of $176 million in its current investment portfolio. Since Ambac has more than sufficient capital gains to offset capital losses on investment assets, no valuation allowance was established for that portion of the deferred tax asset related to realized capital losses.

Ambac has a SFAS 115 unrealized gross loss in its portfolio of approximately $2,545 million. Ambac has the intent and ability to hold these fixed income securities until maturity. Therefore, absent future credit deterioration, these unrealized losses and the related tax benefit will reverse over the life of the instruments.

In the first quarter of 2008, Ambac completed an offering of common stock and equity units which likely resulted in a change of ownership as defined in IRC section 382. Ambac has no material net built in losses that are expected to be subject to the loss limitation provisions of IRC Section 382.

Ambac writes the majority of its CDS contracts on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Generally, losses on notional principal contracts are ordinary losses. In scheduling the realization of the currently non-deductible portion of these losses, we are required to consider the entire derivative liability balance as a loss in future years, regardless of whether or not management deems that amount probable. Accordingly, Ambac has estimated the periods in which these are anticipated to be realized and, along with estimated financial guarantee losses, has scheduled out the estimated periods in which these losses will become deductible. Ambac has examined all available evidence (both positive and negative) to establish that offsetting income is anticipated during this applicable period. The federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service (“IRS”) may decide that “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the IRS today were to successfully assert that these contracts should be characterized as capital assets, Ambac would need to establish an additional valuation allowance the effect of which would be to substantially reduce the deferred tax asset. The substantial reduction of the deferred tax asset would have a material adverse effect on Ambac’s financial condition.

The IRS has acknowledged that there is uncertainty with regard to the tax characterization of a credit default swap, and has indicated that it expects to issue guidance at some future date. Absent specific guidance, Ambac reached its own determination as follows:

CDS contracts are financial instruments for which payments are determined by reference to some adverse “credit event” with respect to another financial “reference asset”. For federal tax purposes, CDS contracts are generally characterized as either insurance, notional principal contracts, or put options:

•

In a typical insurance policy, the credit protected party (“buyer”) enters into a policy with the credit risk protector (“seller”) under which the buyer agrees to pay fees in a lump sum or periodically to the seller. In return, the seller agrees to pay to the buyer the amount of any defaulted schedule payments on the reference asset. The contract provides the buyer owns the referenced asset and seller is subrogated to the buyer’s rights upon default.

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

Ambac began writing CDS contracts in 1999. Initially these contracts provided that upon a credit event, Ambac would pay buyer the face amount of the reference asset in return for actual physical delivery of the reference asset. These contracts were properly characterized as put options, with income on the premiums received deferred and recognized as capital gains when the contract lapses. This method of tax accounting for credit default swaps has been accepted by the IRS for calendar years 1999-2004.

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

However, when Ambac began to write CDS contracts in a pay as you go format in 2005, Ambac continued to treat them as put options for federal income tax purposes, including deferring income recognition until the contract lapsed. Ambac has filed for a “change of accounting method” with the IRS for the tax year 2008 in order to recognize premium income when received, rather than deferring it. However, under current tax law Ambac must continue to defer income recognition from these CDS contracts on its tax filings until the IRS approves its “accounting method” change. Ambac experienced its first losses on these “pay as you go” contracts in 2007 and adopted the proposed contingent swap regulations as its method of accounting for these losses. With regard to the characterization of income/losses (capital vs. ordinary), the characterization of an item is a matter of fact which does not require IRS approval to change. Accordingly, since Ambac believes the facts clearly indicate that “pay as you go” contracts are notional principal contracts, as described above, we believe that we have properly characterized the income and losses on “pay as you go” contracts as ordinary. Nonetheless, in the event that the IRS were to ultimately decide that “pay as you go” contracts should be characterized as capital assets, a significant increase in the valuation allowance would be required. The material losses in Ambac’s CDS portfolio relate to these “pay as you go” contracts.

RESIDENTIAL MORTGAGE-BACKED SECURITIES EXPOSURE

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (“ HERA”) was signed into law. The HOPE for Homeowners program was authorized by this act and provides for mortgage assistance for homeowners at risk of foreclosure. The HOPE for Homeowners program will refinance mortgages for borrowers who are having difficulty making their payments, but can afford a new loan insured by HUD’s Federal Housing Administration (“FHA”). On March 4, 2009, the Treasury Department announced a “Making Home Affordable” program that will allow 4-5 million homeowners with mortgages owned by Fannie Mae and Freddie Mac to refinance, and to permit an additional 3-4 million homeowners to avoid foreclosure through reducing monthly mortgage payments.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law. The EESA gave the Treasury authority to deploy up to $700 billion into the financial system with an objective of restoring liquidity and stability to the U.S. capital markets. The Troubled Asset Relief Program (“TARP”) as established under Title 1 of EESA authorizes the Treasury to purchase and/or guarantee troubled assets and acquire other securities from eligible financial institutions.

On October 20, 2008, the Treasury announced plans to direct $250 billion of this authority into preferred stock investments in bank holding companies, financial holding companies (which are a type of bank holding company), insured depository institutions and savings and loan holding companies (“Capital Purchase Program”). On February 10, 2009, the Treasury announced that an additional program, the Capital Assistance Program, would also make funds available for this purpose. Because it is not an institution of the type described above, Ambac is not eligible to participate in the Capital Purchase Program or the Capital Assistance Program. The Treasury has announced an intention to introduce a program that might assist in removing some troubled assets from the balance sheets of financial institutions, but at this time no specific program has been described or established. If Ambac eventually received funds from TARP under such a program, it appears that Ambac would be subject to new limits on executive compensation that were enacted recently under the American Recovery and Reinvestment Act of 2009 (“ARRA”), popularly known as the “stimulus package.”

Federal and state governments could pass additional legislation responsive to current credit conditions. The actions described above, together with additional actions announced by the Treasury and other regulatory agencies (such as support for the commercial paper market and a program to encourage new securitizations of certain new extensions of credit), appear to have had a modestly positive effect on the financial markets, but their ultimate effectiveness and the way they may result in restructuring the financial markets remains uncertain. The existing levels of volatility and limited availability of credit may continue to affect all financial institutions, including Ambac.

General economic conditions, including any effects positive or negative of the recently enacted ARRA stimulus package which provides significant aid to state and local governments, may continue to affect all financial institutions, including Ambac.

RMBS portfolio exposure included in financial guarantee insurance portfolio:

Structured Finance includes exposure to sub-prime and mid-prime first and second-lien residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain residential mortgage-backed securities (“RMBS”) in their collateral pool.

Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens in the above types of mortgages. Ambac generally insures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The insured RMBS in the BBB portion of the table below are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At December 31, 2008
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime
1998-2001	$196.6	$880.5	$25.2
2002	268.1	921.6	49.0
2003	64.8	1,946.7	251.1
2004	1,977.9	668.5	561.8
2005	1,863.2	1,386.8	1661.7
2006	5,255.0	954.0	447.5
2007	5,102.9	544.8	2,676.4

Total	$14,728.5	$7,302.9	$5,672.7

% of Total MBS Portfolio	36.2%	18.0%	14.0%

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(1)	Second Lien	Sub-prime	Mid-prime(3)
AAA	0.2%	6.5%	20.8%
AA	<0.1%	3.7%	2.0%
A	9.4%	26.1%	1.1%
BBB(2)	34.1%	48.7%	30.2%
Below investment grade(2)	56.3%	15.0%	45.9%

(1)	Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2008, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.
(3)	Mid-prime includes Alt-A transactions.

RMBS exposure in collateralized debt obligations (“CDOs”):

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 30 transactions which are not “pay-as-you-go” with a combined notional of approximately $3.9 billion and a net liability fair value of $159 million as of December 31, 2008. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2005 and other pooled corporate risks.

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

Mezzanine CDO of ABS are transactions structured similarly to high-grade transactions except the underlying collateral exposure in a mezzanine transaction is comprised primarily of triple-B rated tranches of sub-prime and mid-prime mortgages at deal inception. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS securities (“inner CDOs”). Collateral of these inner CDOs consists primarily of triple-B rated tranches of sub-prime mortgage securitizations at inception. Mezzanine and CDO squared transactions are considered higher risk and required a more significant level of subordination at inception to achieve equivalent credit ratings (as compared to high-grade transactions) because of the lower credit quality of the underlying collateral pool.

Ambac established a minimum rating requirement for participation in these transactions to be a triple-A rating from one or more of the major rating agencies. The existing transactions were executed at subordination levels that were in excess of an initial rating agency triple-A attachment point (i.e. the level of subordination that was initially required to achieve such rating).

Ambac participated in the CDO market from 1998 through the third quarter of 2007. Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of December 31, 2008:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$23.2	42%
High yield Corporate (CLO)	22.6	40%
Market value CDOs	2.8	5%
CDO of ABS <25% MBS	3.0	5%
Other	4.4	8%

Total	$56.0	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$19.5	35%
AA	12.3	22%
A	0.8	1%
BBB	4.2	8%
Below investment grade	19.2	34%

Total	$56.0	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the Other CDO section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of December 31, 2008:

December 31, 2008

Ambac Rating(1)(2)	CDO of ABS	CLO	Other	Total
AAA	—%	58%	79%	35%
AA	—	40	9	16
A	—	1	8	2
BBB	16	1	3	8
Below investment grade	84	—	1	39

	100%	100%	100%	100%

(1)	Amounts include an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the other commitments section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure(1)

			Collateral as % of Deal(2)
Year Issued	CDO of ABS	Notional Amount (as of 12/31/08) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Subordination(6)	Current Subordination(7)
2004	Cheyne High Grade ABS CDO, Ltd.	$693	41%	9%	11%	9%	23%	6%	22%	22%
2005	Duke Funding High Grade III Ltd.	1,462	39%	60%	—	—	<1%	<1%	17%	19%
2005	Palmer Square PLC	972	32%	31%	6%	6%	17%	8%	21%	22%
2005	Hereford Street ABS CDO I, Ltd.	984	65%	7%	—	—	25%	3%	17%	17%
2005	Pascal CDO, Ltd.	782	65%	10%	4%	5%	7%	10%	14%	16%
2005	Tremonia CDO 2005-1 PLC	793	51%	19%	2%	9%	15%	5%	18%	18%
2005	High Grade Structured Credit CDO 2005-1 Ltd	582	61%	25%	3%	5%	3%	3%	17%	17%
2005	Belle Haven ABS CDO 2005-1, Ltd.	459	67%	15%	5%	5%	3%	3%	22%	26%
2006	Diversey Harbor ABS CDO, Ltd.	1,798	37%	40%	8%	14%	1%	<1%	23%	24%
2006	Belle Haven ABS CDO 2006-1, Ltd.	1,431	53%	21%	7%	8%	6%	7%	15%	16%
2006	Ridgeway Court Funding I, Ltd.	1,527	39%	25%	9%	21%	5%	1%	20%	20%
2006	McKinley Funding III, Ltd.	1,136	24%	40%	6%	27%	4%	—	19%	19%
2006	Millerton II High Grade ABS CDO, Ltd.	1,064	55%	38%	4%	<1%	3%	—	14%	15%
2006	Lancer Funding, Ltd.	914	58%	29%	3%	6%	3%	1%	20%	21%
2006	Cairn High Grade ABS CDO II Limited	812	45%	34%	1%	17%	1%	2%	18%	19%
2006	ESP Funding I, Ltd.	705	56%	10%	—	10%	24%	—	28%	29%
2006	Longshore CDO Funding 2006-1, Ltd.	597	39%	23%	6%	9%	21%	2%	17%	17%
2007	Kleros Preferred Funding VI, Ltd.	2,362	42%	32%	8%	14%	3%	2%	20%	20%
2007	Ridgeway Court Funding II, Ltd.	1,942	58%	6%	3%	24%	2%	7%	35%	35%
2007	Citation High Grade ABS CDO I, Ltd.	905	23%	69%	—	6%	—	2%	15%	15%
2007	Fiorente Funding Limited	720	37%	43%	3%	10%	—	7%	15%	16%
2007	Adams Square Funding II, Ltd.	479	80%	4%	—	4%	6%	6%	49%	49%

	Subtotal	23,120

	CDO of CDO
2005	Class V Funding	70	8%	<1%	21%	32%	40%	—	50%	60%

	Subtotal	70

	Total	$23,190

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. This commitment is disclosed in further detail below in “Other CDO Commitments”.
(2)	May not total 100% due to rounding.
(3)	“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(4)	“Other RMBS”—Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(5)	“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not High-grade CDO of ABS or Mezzanine CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.
(6)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.
(7)	Represents current subordination levels obtained from CDO trustee reports and, where applicable, first loss reinsurance purchased on the Ambac-insured tranche. Current subordination percentages represent the current outstanding notional par amount of subordinate bonds divided by the total outstanding notional par amount of all the bonds, excluding accreted interest on Payment-In-Kind bonds, in the CDO capital structures. Included in this total are subordinate bonds that may have been downgraded as a result of significant credit deterioration, but which remain outstanding as they continue to have a legal claim to the underlying collateral for any unpaid interest or principal until such collateral pays down or is liquidated in total. Additionally, if certain triggering events occur as a result of credit deterioration of the underlying collateral, cash flows from the underlying collateral are often diverted from the subordinate bonds to the senior bonds referred in the above transactions. As a result, current subordination levels may be higher than original subordination levels for any such transactions including those that have experienced significant credit deterioration. As such, Ambac believes that current subordination levels should be viewed in conjunction with Ambac’s current rating in the table below to assess credit quality of the above transactions.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All 23 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. As of December 31, 2008, all CDO of ABS exposures have experienced credit downgrades, including 18 exposures to below investment grade.

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure(1)(2)(3)

Year Issued	CDO of ABS	Notional Amount (as of 12/31/08) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
2004	Cheyne High Grade ABS CDO, Ltd.	$693	21%	44%	19%	6%	10%	BIG
2005	Duke Funding High Grade III Ltd.	1,462	1%	22%	29%	16%	32%	BIG
2005	Palmer Square PLC	972	30%	32%	16%	3%	19%	BIG
2005	Hereford Street ABS CDO I, Ltd.	984	13%	26%	28%	7%	26%	BBB
2005	Pascal CDO, Ltd.	782	7%	37%	18%	12%	26%	BBB
2005	Tremonia CDO 2005-1 PLC	793	11%	27%	19%	9%	34%	BBB
2005	High Grade Structured Credit CDO 2005-1 Ltd	582	8%	29%	32%	22%	9%	BBB
2005	Belle Haven ABS CDO 2005-1, Ltd.	459	2%	1%	14%	18%	65%	BIG
2006	Diversey Harbor ABS CDO, Ltd.	1,798	13%	19%	7%	8%	53%	BIG
2006	Belle Haven ABS CDO 2006-1, Ltd.	1,431	7%	34%	15%	7%	37%	BIG
2006	Ridgeway Court Funding I, Ltd.	1,527	11%	16%	4%	10%	59%	BIG
2006	McKinley Funding III, Ltd.	1,136	11%	8%	6%	4%	71%	BIG
2006	Millerton II High Grade ABS CDO, Ltd.	1,064	22%	21%	19%	4%	34%	BIG
2006	Lancer Funding, Ltd.	914	9%	28%	10%	11%	42%	BBB-
2006	Cairn High Grade ABS CDO II Limited	812	3%	12%	5%	7%	73%	BIG
2006	ESP Funding I, Ltd.	705	13%	16%	14%	8%	49%	BIG
2006	Longshore CDO Funding 2006-1, Ltd.	597	13%	26%	22%	5%	34%	BIG
2007	Kleros Preferred Funding VI, Ltd.	2,362	12%	2%	6%	9%	71%	BIG
2007	Ridgeway Court Funding II, Ltd.	1,942	2%	6%	7%	6%	79%	BIG
2007	Citation High Grade ABS CDO I, Ltd.	905	11%	9%	14%	8%	58%	BIG
2007	Fiorente Funding Limited	720	18%	7%	10%	13%	52%	BIG
2007	Adams Square Funding II, Ltd.	479	—	1%	1%	4%	94%	BIG

	Subtotal	23,120

2005	Class V Funding	70	—	—	—	30%	70%	BIG

	Subtotal	70

	Total	$23,190

(1)	The ratings set forth above are as of December 31, 2008, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
(2)	Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from any of Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.
(3)	Percentages may not total 100% due to rounding.
(4)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2008, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (i.e., below BBB-).

The table below breaks out the net derivative liability of Ambac’s exposures to CDOs of ABS greater than 25% RMBS, including the $2.9 billion guarantee commitment with respect to CDOs of ABS, by Ambac rating:

CDO of ABS > 25% RMBS Net Derivative Liability by Ambac Rating at December 31, 2008 (in millions):

Ambac rating	Net Derivative Liability
BBB	$(581)
Below investment grade	(5,844)

Total	$(6,425)

All CDO of ABS>25% RMBS transactions, plus the $2.9 billion guarantee commitment discussed below, which are below investment grade (“BIG”), are currently in some stage of loss remediation. The fair values of those BIG transactions are shown in the table above. We believe a reasonable range of potential losses for those transactions is between Ambac’s own estimate of credit impairment and S&P’s estimate of stress case losses. At December 31, 2008 Ambac’s estimate of credit impairment for its CDO of ABS >25% RMBS exposure was $3.7 billion, which represents management’s estimate of expected future claim payments on a present value basis. Based on information published in November 2008, S&P’s current estimate of stress case losses for Ambac’s CDO of ABS >25% RMBS exposure was $5.1 billion on a present value basis.

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of primarily High Grade and Mezzanine CDO of ABS securities, comprised of underlying CDO and MBS and other securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of December 31, 2008, the gross investment pool balance was $3.8 billion with $0.9 billion of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of December 31, 2008 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment. The expected credit impairment amount on this commitment is included in the overall CDO of ABS amount of $3.7 billion noted above.

The following summarizes certain key characteristics of the underlying investment securities as of December 31, 2008:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	1.0	28.3%
Mezzanine	2.5	67.9%
Mezzanine CDO of CDO	0.1	1.9%
Mezzanine CMBS	0.1	1.9%

Total	$3.7	100%

CDO vintage by closing date:(1)
2007	2.4%
2006	12.7%
2005	37.2%
2004 and prior	47.7%

Ratings Distribution of the underlying CDOs(2)	Moody’s	S&P
Aaa/AAA	5.1%	11.6%
Aa/AA	5.9%	3.8%
A/A	7.9%	5.7%
Baa/BBB	3.7%	3.8%
Below investment grade	77.4%	66.5%
Not rated	—	8.6%

(1)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(2)	The third party ratings set forth above are as of December 31, 2008, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure:

Ambac also has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in the Liquidity and Capital Resources—Balance Sheet section below which display: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of residential mortgage-backed securities by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

RESULTS OF OPERATIONS

Ambac’s diluted (loss) earnings were ($5,609 million) or ($22.31) per share, ($3,248 million) or ($31.56) per share, and $876 million or $8.15 per share for 2008, 2007 and 2006, respectively. The financial results for 2008 and 2007 were adversely impacted by exposure to residential mortgages and other financial market disruption-related losses. As a result of rating agency actions on Ambac Assurance, as well as continued concerns over Ambac Assurance’s financial condition by fixed-income investors, Ambac Assurance has been able to originate only a de minimis amount of new financial guarantee business since November 2007.

The following tables summarize the pre-tax charges recorded during 2008 and 2007 related to residential mortgages and other financial market disruption-related gains/losses:

	Year Ended December 31, 2008
	Financial Guarantee Segment	Financial Services Segment	Total
Pre-tax $-millions
Financial Guarantee:
Net losses from the change in fair value of credit derivatives (primarily CDOs of ABS)	$4,031.1	$—	$4,031.1
Loss provision related to RMBS	2,000.8	—	2,000.8

Financial Services:
Other than temporary impairment loss in RMBS investment portfolio	65.7	269.2	334.9
Other than temporary impairment loss on liquidity investment portfolio	4.2	182.7	186.9
Losses on variable rate demand obligations	—	121.5	121.5
Net losses from the change in fair value of total return swaps	—	131.0	131.0

Total	$6,101.8	$704.4	$6,806.2

	Year Ended December 31, 2007
	Financial Guarantee Segment	Financial Services Segment	Total
Pre-tax $-millions
Financial Guarantee:
Net losses from the change in fair value of credit derivatives (primarily CDOs of ABS)	$5,928.0	$—	$5,928.0
Loss provision related to RMBS	299.7	—	299.7

Financial Services:
Other than temporary impairment loss on liquidity investment portfolio	—	40.1	40.1
Losses on variable rate demand obligations	—	0.3	0.3
Net losses from the change in fair value of total return swaps	—	33.3	33.3

Total	$6,227.7	$73.7	$6,301.4

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2008, 2007 and 2006 and its financial condition as of December 31, 2008 and 2007. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

The 2008 financial results compared to 2007 were negatively impacted by (i) a higher provision for loss and loss expenses; (ii) higher net realized capital losses in the Financial Services portfolios; (iii) lower Financial Services investment income; (iv) losses in derivative products revenue; (v) higher losses on total return swaps; (vi) higher Financial Guarantee underwriting and operating expenses; and (vii) higher Corporate operating and interest expense, partially offset by (i) lower losses in the net change in fair value of credit derivative exposures; (ii) higher net premiums earned, (iii) higher Financial Guarantee net investment income; and (iv) lower interest on investment and payment agreement expenses. Per share losses were reduced in 2008 compared to 2007 as a result of the issuance of 171.1 million shares in the first quarter of 2008 which increased weighted average shares outstanding during the year.

The 2007 financial results compared to 2006 were negatively impacted by (i) significant mark-to-market losses on credit derivative exposures; (ii) lower other income compared to the comparable prior period in 2006 (which included recoveries from the sale of three aircraft from a defaulted enhanced equipment trust certificate transaction); and (iii) a higher provision for loss and loss expenses, partially offset by (i) higher net premiums earned and (ii) higher net investment income. 2007 was significantly impacted by a $6,004.4 million mark-to-market loss, primarily driven by certain collateralized debt obligations of asset-backed securities backed by subprime residential mortgage-backed securities. Also impacting 2007 was the establishment of loss reserves primarily driven by unfavorable credit activity within the second lien residential mortgage-backed securities portfolio. This was partially offset by the release of reserves related to Hurricane Katrina.

Financial Guarantee

Ambac Assurance guaranteed $11.3 billion in par value debt obligations, a decrease of 91% from $126.0 billion in par value debt obligations guaranteed in 2007. The decline was the result of rating agency actions on Ambac Assurance as well as continued concerns over Ambac Assurance’s financial position by investors of fixed income securities. Par value written during 2007 increased 1% from $124.5 billion in 2006.

The following table displays gross par written by market sector at December 31, 2008, 2007 and 2006:

(Dollars in billions)	2008	2007	2006
Public finance	$1.6	$52.3	$43.1
Structured finance	7.1	53.6	62.4
International finance	2.6	20.1	19.0

Total	$11.3	$126.0	$124.5

Public Finance:

Public finance obligations are bonds issued by states, municipalities and other governmental or not-for-profit entities located in the United States (“Public Finance”). Bond proceeds are used to finance or refinance a broad spectrum of public purpose initiatives, including education, utility, transportation, health care and other general purpose projects. The 2008 decrease in gross par written was due to the uncertainty over Ambac Assurance’s financial position and by a lower percentage of bonds issued with financial guarantee insurance. Market issuance in par value bonds for the years ended December 31, 2008, 2007 and 2006 were $386.6 billion, $429.0 billion and $388.7 billion, respectively. Market penetration declined in 2008 to approximately 19% from approximately 47% for both 2007 and 2006. This decline is primarily due to the uncertainty regarding the stability of financial guarantors (including Ambac Assurance). Please refer to the “U.S. Public Finance Market” section, located in Item 1—Business for historical U.S. public finance market data.

The table below shows the percentage, by bond type, of new Public Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2008	2007	2006
U.S. Public Finance:
Lease and tax-backed revenue	41%	28%	34%
General obligation	17%	24%	24%
Housing revenue	22%	6%	4%
Utility revenue	9%	13%	11%
Health care revenue	8%	11%	10%
Transportation revenue	2%	10%	6%
Higher education	1%	7%	9%
Other	—%	1%	2%

Total U.S. Public Finance	100%	100%	100%

Structured Finance:

Structured finance obligations include securitizations of a variety of asset types such as mortgages, home equity loans, student loans and credit card receivables; operating assets; leases; CDOs; investor-owned utilities and asset-backed commercial paper conduits originated in the United States (“Structured Finance”). The Structured Finance business written during 2008 primarily relates to transactions to which Ambac had committed prior to the announcement of suspension of its underwriting in certain asset classes. The decrease in Structured Finance obligations guaranteed for 2007 as compared to 2006 resulted primarily from lower mortgage-backed and home equity securitizations, partially offset by higher student loan par guaranteed.

The table below shows the percentage, by bond type, of new Structured Finance business gross par guaranteed by Ambac Assurance during each of the last three years.

New Business Guaranteed by Bond Type

Bond Type	2008	2007	2006
U.S. Structured Finance:
Asset-backed and conduits	82%	28%	25%
CDOs	10%	30%	33%
Investor-owned utilities	3%	6%	4%
Mortgage-backed and home equity	1%	26%	30%
Student loan	—%	10%	5%
Other	4%	—%	3%

Total U.S. Structured Finance	100%	100%	100%

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

New Business Guaranteed by Bond Type

Bond Type	2008	2007	2006
International Finance:
Asset-backed and conduits	17%	40%	25%
CDOs	54%	17%	36%
Sovereign/sub-sovereign (PFI)	—%	12%	15%
Transportation	29%	11%	6%
Investor-owned and public utilities	—%	10%	12%
Mortgage-backed and home equity	—%	5%	3%
Other	—%	5%	3%

Total International Finance	100%	100%	100%

Gross Premiums Written. Gross premiums written in 2008 were $536.9 million, a decrease of 48% from $1,031.4 million in 2007. Up-front premiums written decreased to $14.8 million in 2008 from $480.7 million in 2007, a decrease of 97%. Installment premiums written in 2008 were $522.1 million, a decrease of 5% from $550.7 million in 2007. Approximately $519.6 million of installment premiums written relate to transactions that were underwritten prior to 2008. Gross premiums written in 2007 increased 3% from $996.7 million in 2006. 2007 saw higher premiums written in Public and Structured Finance, partially offset by lower premiums written in the International Finance sector when compared to 2006. The following table sets forth the amounts of gross premiums written by type:

(dollars in millions)	2008	2007	2006
Public Finance:
Up-front	$13.1	$416.4	$346.0
Installment	28.1	28.0	29.7

Total Public Finance	41.2	444.4	375.7

Structured Finance:
Up-front	2.0	30.3	30.0
Installment	289.4	310.8	303.6

Total Structured Finance	291.4	341.1	333.6

International Finance:
Up-front	(0.3)	34.0	83.2
Installment	204.6	211.9	204.2

Total International Finance	204.3	245.9	287.4

Total	$536.9	$1,031.4	$996.7

Total up-front	$14.8	$480.7	$459.2
Total installment	522.1	550.7	537.5

Total	$536.9	$1,031.4	$996.7

Reinsurance. Ambac Assurance’s reinsurance program was comprised principally of a surplus share treaty and facultative reinsurance. The surplus share treaty required Ambac Assurance to cede covered transactions while affording Ambac Assurance the flexibility to cede par amounts of such transactions within a predefined range. The most recent surplus share treaty expired June 30, 2008 and has not been renewed. Management will continue to use facultative reinsurance to cede risks as deemed necessary and to the extent available. Ceded premiums written in 2008 were $53.2 million, down 81% from $277.5 million in 2007. Ceded premiums written in 2007 were up 168% from $103.5 million in 2006. Ceded premiums written as a percentage of gross premiums written were 9.9%, 26.9% and 10.4% for 2008, 2007 and 2006, respectively.

Included in ceded premiums written for the year ended December 31, 2007 was $143.2 million of premiums ceded to Assured Guaranty Reinsurance Ltd (“Assured”) under an existing facultative reinsurance agreement. Ceded premiums were also impacted by various reinsurance contract amendments and terminations as follows:

(dollars in millions)	Premiums Paid to Ambac	Accelerated Premium Earnings	Pre-tax Net Income Effect	Par Exposure Recaptured
2006
American Reinsurance Company	$27.8	$5.2	$2.1	$2,260.3
AXA Re Finance S.A	9.2	2.5	1.1	1,617.8

	$37.0	$7.7	$3.2	$3,878.1

2008
BluePoint Re Ltd	$23.2	$1.7	$9.5	$5,227.8
CIFG Assurance North America, Inc.	2.9	0.2	0.2	300.0
Radian Asset Assurance Inc	1.6	0.8	0.7	131.0
RAM Reinsurance Company Ltd	4.5	0.7	0.5	525.9
Syncora Guarantee Inc	1.8	0.5	0.8	806.5

	$34.0	$3.9	$11.7	$6,991.2

Excluding the Assured facultative ceded premiums and the return premiums noted in the table above, ceded premiums written would have been $87.2 million, $134.3 million and $140.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Ceded premiums written (exclusive of the Assured Guaranty cession and the return premiums) as a percentage of gross premiums written were 16.2%, 13.0% and 14.1% for 2008, 2007 and 2006, respectively.

As noted in the table above, included in ceded written premium for the year ended December 31, 2008 is the impact of the liquidation of BluePoint. The Supreme Court of Bermuda appointed a provisional liquidator of BluePoint and issued a Winding Up Order in August 2008. The issuance of the Winding Up Order is a breach of BluePoint’s obligations under the reinsurance contracts which resulted in a partially secured claim by Ambac against BluePoint. On February 12, 2009, Ambac submitted a claim in the liquidation proceedings of approximately $190 million. This claim amount represents: (i) return premiums due to Ambac, (ii) loss reserves that had been established for certain insurance policies, and (iii) future expected losses for certain insurance policies (which Ambac believes it has the right to recover under Bermudian law). The ultimate settlement amount for Ambac will be determined during the liquidation proceedings and may be significantly lower than our claim amount. The funds available to pay such claim include a segregated trust account where Ambac is the beneficiary (currently valued at approximately $27.6 million) as well as a portion of the remaining assets of BluePoint that will be distributed upon its liquidation. Accordingly, since the amount to be recovered from the unencumbered assets of BluePoint is presently undetermined and subject to adjustment during the liquidation proceeding, as of December 31, 2008, we have only recognized a recoverable of $27.6 million, the value of the assets held in the segregated trust.

Net Premiums Earned. Net premiums earned during 2008 were $1,022.8 million, an increase of 22% from $841.5 million in 2007. The increase was primarily the result of higher refunding and calls of previously insured obligations and other accelerations, such as reinsurance cancellations (collectively referred to as “accelerated earnings”), partially offset by lower normal premiums earned (which is defined as net premiums earned less accelerated earnings and reconciled to total premiums earned in the table below).

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

The following table provides a breakdown of net premiums earned by market sector:

(Dollars in millions)	2008	2007	2006
Public Finance	$203.8	$234.9	$231.0
Structured Finance	261.0	291.7	283.4
International Finance	176.2	185.9	179.0

Total normal premiums earned	641.0	712.5	693.4
Accelerated earnings	381.8	129.0	118.2

Total net premiums earned	$1,022.8	$841.5	$811.6

When an issue insured by Ambac Assurance has been refunded or called, any remaining unearned premium (net of refunding credits, if any) is earned at that time. The level of refundings or calls varies, depending upon a number of conditions, primarily the relationship between current interest rates and interest rates on outstanding debt. As a result of the turmoil in the municipal auction rate and variable rate debt market, refundings of Ambac insured debt has increased. Accordingly, we have had significantly higher accelerated earnings in 2008. Earnings on refundings relate to transactions where the premium was paid up-front at the inception of the policy or in advance on an installment basis. Also included in accelerated earnings is the difference between negotiated return premiums received under cancelled reinsurance contracts and the associated prepaid asset remaining on the previously ceded portion of the underlying guarantees.

The following table provides a breakdown of accelerated earnings:

(Dollars in millions)	2008	2007	2006
Public Finance	$343.5	$106.2	$73.0
Structured Finance	31.3	9.8	17.8
International Finance	3.1	13.0	19.7
Reinsurance cancellations	3.9	—	7.7

Total accelerated earnings	$381.8	$129.0	$118.2

Normal net premiums earned for 2008 were negatively impacted by (i) limited new business written since November 2007; (ii) the high level of public finance refunding activity over the past year; (iii) the 2007 reinsurance cession to Assured; and (iv) several structured finance transaction terminations; partially offset by an increase in net earnings due to the reinsurance cancellations that were executed during 2008.

The table below shows the impact of the 2007 Assured cession by market sector on normal net premiums earned:

(Dollars in millions)	2008	2007
Public Finance	$9.9	$0.4
Structured Finance	11.4	0.6
International Finance	7.9	0.3

Total impact on normal net premiums earned	$29.2	$1.3

Net premiums earned during 2007 increased 4% from $811.6 million in 2006. This increase was primarily the result of higher normal earned premiums in all market sectors and higher accelerated earnings.

Net Investment Income. Net investment income in 2008 was $494.1 million, an increase of 6% from $465.0 million in 2007. The increase was primarily attributable to the growth of the investment portfolio resulting from the ongoing collection of installment paying financial guarantee premiums and fees, coupon receipts on invested assets, and the impact from $1.3 billion of capital contributed by Ambac Financial Group. Also impacting growth was the consolidation of a variable interest entity under FIN 46R resulting in increases to net investment income of $13.9 million (primarily offset in the Statements of Operations by line item “Interest Expense on Variable Interest Notes”). Operating cash flows have been adversely impacted by the lack of new financial guarantee business written and net insurance loss and CDS commutation payments of $2,421 million in 2008. Additionally, investment income was adversely impacted by loans from Ambac Assurance to Ambac’s financial services businesses subsidiaries in the fourth quarter of 2008. Please see Liquidity and Capital Resources within this Management Discussion and Analysis below.

Net investment income in 2007 increased 10% from $423.9 million in 2006. The increase was primarily attributable to the growth of the investment portfolio resulting from the positive operating cash flows of the Financial Guarantee book of business (primarily premiums written and coupon receipts on invested assets) and an increased income from the consolidation of variable interest entities under FIN 46R.

Net Realized Investment Gains (Losses). Net realized investment gains were $9.0 million, $9.9 million and $7.1 million in 2008, 2007 and 2006, respectively. Included in net realized gains for 2008 are $85.4 million of net gains from sales of securities used primarily to fund credit derivative settlement payments and to provide liquidity support to the Financial Services businesses, partially offset by $70.9 million of charges for securities deemed to be other-than-temporarily impaired. The other-than-temporary impairment charges in the financial guarantee investment portfolio during the year resulted primarily from management’s determination that, for certain of these securities, it is no longer probable that previously forecast principal and interest payments from these securities would be recoverable. See Note 2 to the Consolidated Financial Statements for a description of management’s process of evaluating for other-than-temporary impairments of invested assets.

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was ($4,031.1) million, ($5,928.0) million and $68.8 million in 2008, 2007 and 2006, respectively. The net loss on change in fair value of credit derivatives of $4,031.1 million during 2008 is primarily the result of: (i) declining market values on underlying reference obligations and (ii) internal ratings downgrades on CDO of ABS transactions; partially offset by (i) the effect of incorporating Ambac Assurance credit default swap spreads into the measurement of fair value of credit derivative liabilities and (ii) longer estimates of the weighted average lives of most CDO of ABS transactions at December 31, 2008 compared to December 31, 2007. The 2008 loss is net of a $10,246.7 million adjustment to reduce the fair value of credit derivative liabilities to reflect the risk of Ambac’s own non-performance as of December 31, 2008. This adjustment is required under SFAS 157 which was adopted January 1, 2008. Prior to the adoption of SFAS 157, the fair value of credit derivatives did not incorporate a measure of the Ambac’s own credit risk. See Note 16 to the Consolidated Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

The housing and credit market turmoil that began in mid-2007 continued through 2008. As a result, 2008 and 2007 had large increases in unrealized losses on credit derivatives related to CDO of ABS containing mortgage-backed securities as collateral. Quoted prices of CDO of ABS reference obligations have declined substantially, contributing to unrealized losses on credit derivatives each quarter, beginning with the three month period ended June 30, 2007. In 2007, four mezzanine CDO of ABS transactions, containing mezzanine level sub-prime mortgage or CDO collateral were downgraded to below investment grade. During 2008, an additional 20 CDO of ABS transactions, including a $2.9 billion commitment to insure a pool of ABS CDOs, were downgraded internally to below investment grade causing further declines in the fair value of credit derivatives. Rating downgrades will generally result in higher mark-to-market losses; however, the impact is greatest after downgrade to below investment grade. Other asset types within the credit default swap portfolio have generally experienced price declines and some credit rating downgrades during 2008, which also had a negative impact on the fair values of our credit derivatives. Refer to Note 16 of the Consolidated Financial Statements for further explanation.

Realized gains and losses and other settlements on credit derivative contracts were ($1,794.4) million, $76.4 million and $59.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid. The realized losses in 2008 were primarily due to losses and settlements paid of $1,857.2 million in 2008, compared to none in the comparative periods. In 2008, Ambac settled five CDO of ABS exposures in exchange for immediate cash payments by Ambac Assurance of $1,850.0 million. The commuted contracts included three CDO-squared transactions with a combined par exposure of $2.4 billion and two high-grade CDO of ABS transactions with combined par exposure of $2.5 billion. The primary benefits to Ambac of these settlements are that (i) they eliminate uncertainty with respect to future losses on the transactions and (ii) stress case losses in rating agency capital models exceeded Ambac’s payment which improved our rating agency capital position.

Unrealized (losses) gains on credit derivative contracts were ($2,236.7) million, ($6,004.4) million and $9.1 million, for 2008, 2007 and 2006, respectively The net unrealized losses on credit derivatives for 2008 resulted primarily from (i) lower quoted values on the reference obligations across all asset classes though mainly related to CDO of ABS, and (ii) internal ratings downgrades of the CDO of ABS portfolio mostly to below investment grade, partially offset by (i) the $10,246.7 million reduction in the fair value of credit derivative liabilities to reflect Ambac’s own credit risk under SFAS 157 and (ii) a reclassification of $1,857.2 million to realized losses in connection with the CDO of ABS payments described above. Unrealized losses in 2007 resulted primarily from lower quoted values and internal rating downgrades within CDO of ABS credit derivative portfolio, with the effects of both prices and downgrades most prevalent in three CDO-squared transactions.

As with financial guarantee insurance policies, which are excluded from fair value accounting under SFAS 133, Ambac performs ongoing surveillance of credit derivatives. When credit derivatives are determined to be adversely classified, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. For credit derivative exposures included on management’s adversely classified list as of December 31, 2008, the loss from the change in fair value of credit derivatives for the year ended December 31, 2008 was $2,998 million. For these same credits, the increases to the estimated credit impairment for the year ended December 31, 2008 were $3,652 million. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for the adversely classified credit derivative transactions is $6,517 million as of December 31, 2008. An estimate for credit impairment of $3,740 million as of December 31, 2008 is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Continued impairment on credit derivative exposures will reduce Ambac Assurance’s policyholder’s surplus and statutory net income, which impacts future years’ dividend capacity, and impacts Ambac Assurance’s compliance with the New York financial guarantee insurance laws provisions relating to single and aggregate risk limits. Based on the 2008 statutory results , Ambac Assurance will be unable to dividend monies to Ambac in 2009 without approval by the Wisconsin Insurance Commissioner.

In estimating an impairment provision on a transaction by transaction basis for 2008, management did not specifically quantify the potential impact of recent federal actions or federally sponsored economic stimulus programs because these actions and programs are in early stages of development and granular outcomes are unknown from both a timing and ultimate impact standpoint. However, such actions and programs are expected to have a positive impact on liquidity and credit throughout the markets and as such, have been factored judgmentally into management’s global assumptions of cumulative losses in the underlying collateral of the CDO of ABS transactions.

Other Income. Other income in 2008 was $8.5 million, as compared to $10.7 million and $39.6 million in 2007 and 2006, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees and the change in fair value from Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). The decrease for the year ended December 31, 2008 is primarily due to the impact of movements in the Euro to US Dollar exchange rate upon the company’s Euro cash account. The decrease for 2007 compared to the prior year resulted from the 2006 sale of three aircraft from a previously reported defaulted enhanced equipment trust certificate. The gain on the sale amounted to $25.0 million.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Losses and loss expenses in 2008 were $2,227.6 million, $256.1 million in 2007 and $20.0 million in 2006. The increased loss provision in 2008 was primarily the result of increases related to the residential mortgage-backed security sector. The 2007 increase was the result of increases for domestic transportation and residential mortgage-backed security sectors, partially offset by a reduction in the remaining Public Finance portfolio due to improved financial conditions.

The following table summarizes the changes in the total net loss reserves for 2008 and 2007:

(Dollars in millions)	December 31, 2008	December 31, 2007
Beginning balance of net loss reserves	$473.3	$215.0
Provision for losses and loss expenses	2,227.6	256.1
Losses paid	(638.2)	(30.4)
Recoveries of losses paid from reinsurers	55.4	4.7
Other recoveries, net of reinsurance	11.7	27.9

Ending balance of net loss reserves	$2,129.8	$473.3

The provision for losses and loss expenses are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $859.5 million.

See “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis for further information.

The following tables provide details of net losses paid, net of recoveries received for the years ended December 31, 2008, 2007 and 2006 and gross case reserves and total gross loss reserves at December 31, 2008 and 2007:

(Dollars in millions)	2008	2007	2006
Net losses paid (recovered):
Public Finance	$3.4	$(6.5)	$76.2
Structured Finance	567.6	7.6	30.6
International Finance	—	(3.3)	(1.2)

Total	$571.0	$(2.2)	$105.6

	2008		2007
(Dollars in millions)	Gross Case Basis Reserves(1)(2)	Total Loss Reserves	Gross Case Basis Reserves(1)(2)	Total Loss Reserves
Public Finance	$44.4	$162.3	$51.8	$170.4
Structured Finance	1,252.2	2,102.5	69.0	313.0
International Finance	—	1.1	0.1	0.9

Total	$1,296.6	$2,265.9	$120.9	$484.3

(1)	Ambac discounts estimated net payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio. Discount rates applied to case basis credit reserves were 4.5% at December 31, 2008 and 2007, respectively.
(2)	Reinsurance recoverables on case basis credit reserves were $136.1 million and $11.1 million at December 31, 2008 and 2007, respectively.

Active credit reserves were $969.2 million and $363.4 million at December 31, 2008 and 2007, respectively. Included in the calculation of active credit reserves at December 31, 2008 and 2007 was the consideration of $49.8 million and $13.4 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. The active credit reserve at December 31, 2008 and 2007 was comprised of 120 and 45 credits with net par outstanding of $14,780 million and $6,513 million, respectively. The increase in net par outstanding of credits within the active credit reserve was driven primarily by ratings downgrades of mortgaged-backed credits, offset by transfers to case basis credit reserves for residential mortgage-backed credits that defaulted in the period.

Case basis credit reserves at December 31, 2008 and 2007 were comprised of 36 and 13 credits, respectively, with net par outstanding of $6,961.4 million and $1,359.4 million, respectively. The increase to the case basis credit reserves is primarily due to the default of several residential mortgage-backed transactions.

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis and to Note 2 of the Consolidated Financial Statements located in Part II, Item 8 for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses of $216.2 million in 2008 increased by 55% from $139.3 million in 2007. Underwriting and operating expenses in 2006 increased 14% from $117.7 million in 2005. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions. The following table provides details of underwriting and operating expenses for 2008, 2007 and 2006:

				% Change
(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Gross underwriting and operating expenses	$183.8	$195.7	$191.2	-6%	+2%
Net reinsurance commissions received(1)	(17.9)	(59.4)	(26.1)
Operating expenses and reinsurance commissions deferred	17.5	(43.1)	(69.6)
Amortization of previously deferred expenses	32.8	46.1	38.2

Underwriting and operating expenses	$216.2	$139.3	$133.7	+55%	+4%

The decrease in gross underwriting and operating expenses in 2008 was mainly a result of lower compensation expense, primarily from lower stock compensation, prior year bonus accrual reversal and lower premium taxes, partially offset by higher consulting and legal expenses. The increase in gross underwriting and operating expenses in 2007 reflected the overall increased business activity and was primarily attributable to higher compensation costs. Compensation expenses in 2008, 2007 and 2006 were $114.0 million, $144.2 million and $142.5 million, respectively.

The decline in operating expenses deferred in 2008 was the result of limited new business underwritten, which resulted in a decline in the percentage of gross underwriting and operating expenses deferred from approximately 52% to approximately 4%. The increase in net reinsurance commissions in 2007 was due to ceding commissions received of $21.5 million related to the reinsurance cession to Assured noted above.

Financial Services

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Most of the swap intermediation is hedged on an individual or portfolio basis. Certain municipal interest rate swaps are not hedged for the basis difference between taxable index and issue specific or general tax-exempt index rates. Therefore, changes in the relationship between those rates may result in gains or losses on interest rate swaps.

During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its refocused business strategy. The interest rate swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business.

Revenues. Revenues in 2008 decreased to ($260.0) million from $380.8 million in 2007.

The following table provides a breakdown of Financial Services revenues for 2008, 2007 and 2006:

				% Change
(Dollars in millions)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Investment income	$255.9	$445.3	$391.7	-43%	+14%
Derivative products	(132.8)	6.9	16.6	-2,025%	-58%
Net realized investment (losses) gains	(236.3)	(29.1)	59.3	-712%	-149%
Net change in fair value of total return swaps	(131.0)	(33.3)	2.5	-293%	-1,432%
Net mark-to-market (losses) gains on non-trading derivative contracts	(15.8)	(9.0)	(1.4)	-76%	-543%

Total Financial Services revenue	$(260.0)	$380.8	$468.7	-168%	-19%

Investment Income. The decrease in investment income for 2008 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly as a result of repayment of investment agreements upon (i) Ambac Assurance’s downgrades in 2008 as well as Ambac Assurance’s decision to terminate its ratings contract with Fitch; (ii) the bankruptcy of Lehman Brothers, which provided certain investment agreement counterparties with termination rights; and (iii) normal repayments. Ambac’s investment agreement obligations were reduced from $7.9 billion at December 31, 2007 to $2.8 billion at December 2008. Lower interest rates resulted from the impact of declining benchmark interest rates on floating rate securities and a larger concentration of investments in short-term assets. The increase in investment income in 2007 was driven by higher rates on floating rate investments and the issuance of investment agreements during the period.

Derivative products. The decrease in derivative product revenues in 2008 compared to prior years resulted primarily from turmoil in the short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps (the “cost of funds swaps”) are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). Beginning in the first quarter 2008, the decline in demand for variable-rate municipal debt drove issue-specific rate resets to very high levels which persisted throughout 2008, thereby increasing Ambac’s payment obligations under the interest rate swaps. Over the course of 2008, Ambac terminated approximately 57% of the notional outstanding on its cost of funds swaps as of the end of 2007. Net losses on this portion of the derivative products portfolio resulting from increased payments, settlements and mark-to-market adjustments totaled ($121.5) million in 2008. Derivative product revenues also included ($7.4) million of losses associated with the triggering of termination events caused by the downgrade of Ambac Assurance, as guarantor of the swaps. Such termination events resulted in losses to due to the higher cost of replacing hedge positions in the current credit environment. The decrease in Derivative Product revenue in 2007 was primarily due to a decline in post inception revenue on interest rate swaps driven by increases in floating rates on certain interest rate swaps with municipal counterparties.

Net realized investment gains (losses). The following table summarizes the main components of net realized investment gains (losses) for 2008, 2007 and 2006:

(Dollars in millions)	2008	2007	2006
Net gains on securities sold or called	$27.6	$(1.3)	$1.5
Other than temporary impairment on securities	(451.9)	(40.1)	—
NCFE recoveries	1.8	6.5	55.5
Net gain on terminations of investment agreements	173.7	1.0	2.3
Foreign exchange gains on investment agreements	12.4	4.8	—

Total realized investment (losses) gains	$(236.4)	$(29.1)	$59.3

The net realized losses resulted primarily from other-than-temporary impairment write-downs for certain RMBS securities that management determined no longer have sufficient subordination to cover expected losses, partially offset by the termination of certain investment agreement contracts at a discount from their carrying value.

Other than temporary impairments included $269.2 million, $0.0 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to securities that management considers credit impaired. Other than temporary impairments also included $182.7 million, $40.1 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to securities that management did not intend to hold until recovery. Refer to Note 3 to the Consolidated Financial Statements for further explanation of investment impairments.

During 2002 and 2003 realized losses included impairment write-downs of $150.2 million related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. In 2008, 2007 and 2006, Ambac has received cash recoveries of $1.8 million, $6.5 million and $55.5 million, respectively, resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

Net change in fair value of total return swaps. Net losses from the change in fair value of total return swaps for the years ended December 31, 2008 and 2007 resulted from the credit spread widening on the underlying guaranteed securities, which is reflected in the fair value of the total return swaps or the settlement value of contracts that have been terminated. Following the downgrades of Ambac Assurance in 2008, collateral was required on certain total return swaps. Rather than collateralize the positions, Ambac has settled several of these contracts by making termination payments and taking possession of the underlying securities. By settling the contracts, Ambac has effectively realized its previous mark-to-market losses on the total return swap contracts and acquired the underlying securities at fair value. Realized losses on total return swaps during 2008 as a result of contract settlements were $75.2 million and resulted in acquisition of securities with a fair value of $274.8 million at the settlement date. The acquired securities are included in the financial guarantee investment portfolio as of December 31, 2008. There were no total return swap terminations in 2007 or 2006.

Expenses. Financial Services expenses were $247.7 million, $432.2 million and $372.3 million for 2008, 2007 and 2006, respectively. Included in the above are expenses related to investment and payment agreements of $235.0 million, $420.0 million and $359.9 million for 2008, 2007 and 2006, respectively. The decrease in 2008 was primarily related to lower rates on a smaller volume of floating rate investment agreements. The 2007 increase is primarily related to higher rates on floating rate investment agreements.

Corporate Items

Interest Expense. Interest expense was $114.2 million, $85.7 million and $75.3 million in 2008, 2007 and 2006, respectively. The increase in 2008 is primarily attributable to the public offering of $250 million of Equity Units on March 12, 2008. The increase in 2007 is primarily attributable to Ambac’s issuance of $400 million aggregate principal amount of Directly Issued Subordinated Capital Securities due 2087 (the “DISCs”) in February 2007. In October 2006, Ambac redeemed all of its outstanding $200 million 7% debentures at par plus accrued interest. For additional information, please refer to “Liquidity and Capital Resources—Ambac Financial Group, Inc. Liquidity” section.

Corporate Expenses. Corporate expenses include the operating expenses of Ambac Financial Group. Corporate expenses were $45.8 million, $13.9 million, and $20.6 million in 2008, 2007 and 2006, respectively. The increased expenses in 2008 are primarily due to higher legal expenses and higher contingent capital costs. The 2007 increase in expenses is primarily related to the write-off of approximately $6.0 million of fees and expenses related to the redemption of Ambac’s $200 million 7% debentures mentioned above. Ambac’s contingent capital facility expense for 2008, 2007 and 2006 were $18.3 million, $6.1 million and of $2.5 million, respectively.

Provision for Income Taxes. Income taxes for 2008 were at an effective rate of 0.2%, compared to 36.9% and 27.6% for 2007 and 2006, respectively. The increase in the effective tax rates for 2008 relates predominantly to the set up of a deferred tax valuation allowance against ordinary losses. See Critical Accounting Estimates—Valuation Allowance on Deferred Tax Assets for further information. The increase in 2007 is primarily due to the mark-to-market losses recognized during the year.

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

Ambac’s principal uses of liquidity are for the payment of interest on its debt (approximately $113.3 million annually), its operating expenses and capital investments in and loans to its subsidiaries. In March 2008, Ambac reduced its annual dividends paid to common stockholders from $0.28 per share to $0.04 per share. In December 2008, Ambac eliminated its common stock dividend and does not expect to pay any dividends on its common stock in 2009.

Based on the amount of dividends received from Ambac Assurance during 2008, and the anticipated repayment in March 2009 of a $122 million loan to AFS, management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months. Beyond 2009, Ambac Assurance’s ability to declare and pay dividends to Ambac and anticipated repayment of intercompany loans may be influenced by a variety of factors including adverse market changes, statutory net losses, insurance regulatory approvals and changes in general economic conditions. Consequently, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations. Ambac Assurance paid dividends of $218.5 million during the year ended December 31, 2008. As a result of Ambac Assurance’s statutory net loss for the year ended December 31, 2008 of approximately $4,034.7 million, Ambac Assurance will not be able to pay dividends to Ambac in 2009 without approval from the OCI.

During the first quarter of 2008, Ambac raised $1.5 billion of capital ($1.4 billion after underwriting discounts and commissions and fees and expenses) comprised of $1.25 billion via an offering of approximately 185 million shares of common stock at $6.75 per share and $250 million through an offering of 5 million equity units at a price of $50 per unit. All of the net proceeds from that capital raise were contributed to Ambac Assurance, with the exception of $100 million which was maintained at the holding company to provide incremental holding company liquidity. At December 31, 2008, Ambac Financial Group had cash and short term investments of $111.0 million.

Periodically, Ambac supports the collateral posting obligations of its interest rate swap business affiliate in the form of intercompany loans. Movements in interest rates and currency exchange rates will tend to increase or decrease the collateral posting requirements of this business. Liquidity support from Ambac is not legally required, and Ambac has not provided an explicit or implicit corporate guarantee. As of December 31, 2008, Ambac had extended $122.0 million of loans to its interest rate derivative subsidiary in order to satisfy collateral requirements.

A subsidiary of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2008.

The following table includes aggregated information about contractual obligations for Ambac. These contractual obligations impact Ambac’s and its subsidiaries’ short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments of Ambac’s long-term debt obligations, preferred dividends, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
(Dollars in millions)	2009	2010	2011	2012	2013	Thereafter
Long-term debt obligations(1)	$89.6	$89.6	$226.5	$76.2	$76.2	$4,370.4
Investment agreement obligations(2)	1,823.5	93.5	160.2	98.9	42.9	1,341.8
Payment agreement obligations	289.1	18.1	18.1	18.0	62.2	494.3
Operating lease obligations	9.8	9.9	9.9	9.9	9.9	55.2
Purchase obligations(3)	9.4	1.2	0.8	—	—	—
Post retirement benefits(4)	12.6	0.2	0.2	0.2	0.2	2.0
Loss and loss expense reserves(5)	931.2	705.1	307.0	270.3	175.5	2,329.2
Impairment on credit default swaps(6)	79.5	133.3	83.5	31.9	24.7	11,389.1
Other(7)	—	—	—	—	—	83.2

Total	$3,244.7	$1,050.9	$806.2	$505.4	$391.6	$20,065.2

(1)	Includes principal of and interest on obligations.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Purchase obligations include various technology related maintenance agreements, rating agency fees and other outside services.
(4)	Amount primarily represents future benefit payments on the non-qualified pension, non-qualified savings incentive plan, and postretirement benefit plans for the next 10 years (unfunded).
(5)	The timing of expected claim payments for defaulted credits is based on deal specific cash flow payments, excluding expected recoveries. These deal specific cash flow payments may be based on either contractual debt service, (e.g. for fully defaulted municipal—type credits) or expected cash flows of the underlying transactions (e.g. for RMBS credits we utilize a market accepted software tool to estimate cash flow payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to Note 6 of this Annual Report on Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method.

(6)	Impairment amounts on CDS contracts represent Ambac’s expected loss payments on such contracts. However, the timing of these payments may vary significantly from the amounts shown above. Refer to the Results of Operations section of this Form 10-K for further discussion.
(7)	Includes $83.2 million of FIN 48 unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, cash flows from investments, and the amount of required loss payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross premiums written, net investment income, scheduled investment maturities, installment receipts from credit derivatives and other structured products, and tax refunds. In December 2008 Ambac Assurance received $700 million through the issuance of preferred stock. Please refer to Capital and Capital Support in this Liquidity and Capital Resource section of this Form 10-K. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss payments on both insurance and credit derivative contracts, reinsurance premiums, common and preferred dividends and capital investments in and loans to its affiliates. Further deterioration in the insured portfolio, which includes the mortgage-backed insurance and credit derivatives portfolio would increase the cash outflows due on loss payments.

In certain floating rate insured transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. These agreements generally do not allow the swap to be terminated without Ambac Assurance’s consent unless Ambac Assurance is downgraded below certain credit ratings (typically A/A2 or A-/A3) by S&P and/or Moody’s. As a result of Moody’s November 2008 downgrade of Ambac Assurance to Baa1, some guaranteed interest rate swaps may be terminated without our consent if stated termination events occur. The termination of an insured interest rate swap as result of such a termination event may result in claim payments if the swap counterparty provides notice of termination and the obligor fails to pay any resulting termination payment. We are aware of one policy under which it is likely that a claim may need to be paid. It is possible that other guaranteed swaps have suffered termination events without our knowledge, or that additional termination events could occur in the future resulting in claims to Ambac. Also, further downgrades of Ambac Assurance by S&P below the required levels could allow for termination of more guaranteed swaps without our consent if termination events specified in those swaps were to occur.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment of investment and payment agreement obligations; net obligations under interest rate, total return and currency swaps; credit derivative swap contracts and operating expenses. During the first quarter of 2008, Ambac announced that it would discontinue writing new Financial Services business as part of its re-focused strategy. The swap and investment agreement businesses will be run off. In the process of doing so, Ambac expects to execute hedging transactions to mitigate risks in the respective books of business. Management believes that its Financial Services long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets and execution of repurchase agreements with Ambac Assurance or third parties; unsecured loans and capital contributions from Ambac Assurance; and net receipts from swaps.

As a result of Ambac Assurance’s downgrade by Moody’s and S&P, management requested and received consent from the OCI to approve Ambac Assurance to enter into certain transactions with its Financial Services affiliates. As a result of these approvals by the OCI, the following affiliate transactions were made available to the investment agreement business from Ambac Assurance: (1) up to $3.0 billion in asset sales, (2) up to $1.6 billion in unsecured loans, and (3) up to $1.2 billion in secured loans. In addition, the following affiliate transactions were made available to satisfy the needs emanating from Ambac’s interest rate, currency and total return swap transactions: (1) up to $750 million (subsequently increased to $850 million through March 31, 2009) in cash and securities loans to satisfy collateral posting and termination payments on interest rate and currency swaps, (2) up to $60 million in capital contributions to satisfy collateral posting on total return swaps and (3) up to $250 million in capital contributions to unwind total return swap positions. These transactions were designed and sized to ensure that the Financial Services entities can meet their collateral and cash payment obligations, with some additional capacity for adverse changes in market values and market rates. Refer to Note 1 in the Consolidated Financial Statements within this Form 10-K for further details of such approval transactions.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreement and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. In addition, some of these investment agreements include provisions that allow for a full withdrawal in the event that the related CDO breaches an Event of Default (“EOD”) trigger followed by an acceleration and liquidation event. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. The current economic recession is placing further stress on the corporate and ABS collateral underlying these CDOs which could result in additional early withdrawals on investment agreements associated with these transactions.

The bankruptcy filing of Lehman Brothers resulted in the early termination of approximately $1.3 billion in investment agreement liabilities in 2008. In addition, many investment agreements issued into CDO structures were terminated either through negotiated settlements or pursuant to transactional provisions as a result of Ambac Assurance’s downgrade by Moody’s in November. Consequently, the outstanding balance of investment agreements issued to CDOs has decreased significantly during 2008. As of December 31, 2008, $1.6 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.2 billion were related to CDOs with primarily RMBS underlying collateral. Of the $1.6 billion of contingent withdrawal investment agreements issued to CDOs, only $0.1 billion relate to CDOs with EOD triggers based on over collateralization tests that may give rise to a complete investment agreement withdrawal. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. Ambac Assurance currently has a Baa1 (on review for possible downgrade) financial strength rating from Moody’s and an A (with a negative outlook) financial strength rating from S&P. The intent of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

The significant rating downgrades of Ambac Assurance during 2008 by both Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued by Ambac Capital Funding. The majority of investment agreements include downgrade triggers that are based on the lower of Moody’s or S&P rating levels, introducing liquidity risk. Most investment agreements contain multiple possible remedies, including collateral posting, a termination of the investment agreement contract, both of which introduce liquidity risk, or the designation of a replacement guarantor. In most cases Ambac is permitted to select the remedy and therefore may post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $2.2 billion in connection with its outstanding investment agreements, including accrued interest, at December 31, 2008. Ambac expects that the balance of the investment agreement portfolio will continue to decline during the first half of 2009 as additional transactions are cured and negotiated settlements take place.

The Investment Agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac could be required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $941.3 million under these contracts at December 31, 2008. Conversely, Ambac could receive collateral from a counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $167.4 million under these contracts at December 31, 2008. The thresholds afforded Ambac by swap dealers under existing collateral support agreements were reduced upon Ambac Assurance’s downgrade and, accordingly, resulted in Ambac posting additional amounts of collateral to the counterparty. In addition, the downgrade to Baa1 by Moody’s resulted in the triggering of termination events in swap transactions and the requirement of Ambac Financial Services to make payments equal to the market value of the swap positions. The significant increase in net collateral posting requirements and termination events were satisfied with available liquidity including affiliate support from Ambac Assurance as described above. Further downgrades of Ambac Assurance would lead to additional collateral requirements and termination payments on Ambac’s financial services products as described further below.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various partnerships. Assets underlying these leveraged lease transactions involve equipment used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provide one or more of the following financial products in these transactions: (i) guarantees of the lessees’ termination payment obligations, (ii) debt funding (i.e.—loans), (iii) guarantees of third party debt and (iv) investment agreements and payment agreements, both of which serve as collateral to economically defease the lessees’ payment obligations in respect of termination payments and debt, respectively, in these leveraged lease transactions.

These transactions expose Ambac to the following risks:

•	Ambac may have collateral posting requirements upon certain Ambac rating downgrade triggering events under certain agreements it has provided.

•

Under certain Ambac rating downgrade triggering events, the lessees may be obligated to make termination payments, all or a portion of which may be funded from the liquidation of the related defeasance collateral (i.e. investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a claim payment under its guarantee policy. Following a policy draw, Ambac may then be entitled to exercise its reimbursement rights against the lessee and its ownership rights in the leased assets that may include, among others, the right to liquidate the leased assets.

Ambac’s aggregate financial guarantee exposure to termination payments related to these leveraged lease transactions that contain Ambac rating downgrade triggering events at December 31, 2008 is $2.4 billion. Its exposure net of certain defeasance collateral and reinsurance is $1.6 billion. As a result of Ambac’s credit rating downgrades, twenty lessees in these transactions are currently required to replace Ambac as financial guarantee provider. There are three additional lessees that would be required to replace Ambac as financial guarantee provider upon further rating downgrades of Ambac, or in certain cases, downgrades of the lessee below a certain rating. A lessee’s failure to replace Ambac as financial guarantee provider may result in a lease event of default and the lessee’s obligation to make a termination payment. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral and reinsurance, at December 31, 2008 based on Ambac’s current credit rating levels, is as follows:

Ratings Trigger	Net Par Exposure
Baa1 and A (Current rating level)	$1,257 million
S&P or Moody’s below BBB+ or Baa1	$336 million

Total	$1,593 million

Ambac Capital Services (“ACS”) maintains a portfolio of total return swaps (“TRS”). These transactions have collateralization provisions that were triggered upon Moody’s most recent Ambac downgrade, which gives the counterparty the ability to require ACS to post collateral. If called to post collateral, ACS has the option to avoid collateral posting by terminating the TRS by purchasing the underlying bonds and settling the termination of the hedging and funding agreements. In November 2008 the OCI granted Ambac Assurance approval to make a capital contribution of $310 million to settle TRS terminations and collateral requirements. Any securities purchased by ACS by terminating the TRS are required to be dividended to Ambac Assurance. As of December 31, 2008, $158 million has been used in TRS settlements with the securities dividended to Ambac Assurance and $46 million of collateral had been posted. The following financial services collateral analysis assumes that ACS posts collateral, but alternatively it may choose to terminate the transactions, resulting in a termination payment by ACS. Some of the total return swaps have underlying assets which are insured by financial guarantors other than Ambac. The market value of those assets might be adversely affected if those financial guarantors are downgraded further by Moody’s or S&P. To the extent this occurs or further pressure on the underlying security market values occurs due to limited bond liquidity, the amount of collateral required to forestall termination would rise above the estimations in the financial services analysis. As of December 31, 2008, most of the outstanding total return swap positions had been collateralized or terminated using the affiliate support from Ambac Assurance described above.

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

The following table summarizes the estimated collateral posting requirements of all the financial services products at each rating level, assuming immediate downgrades of Ambac’s financial strength rating, by either S&P or Moody’s. The table represents collateral requirements based on December 31, 2008 balances with Ambac Assurance’s current Moody’s and S&P ratings of Baa1 and A. Of the estimated collateral requirement amount at current rating levels, $1,041 million was not yet posted as of December 31, 2008.

(Dollars in millions) Change in Credit Ratings	Estimated Collateral Requirements	Estimated change in Collateral Requirements
BBB+/Baa1 (Base scenario at current levels)	$4,069	$—
BBB/Baa2	3,999	(70)
BBB-/Baa3	3,673	(396)

The estimated amount of pending termination settlements on financial services product contracts as of December 31, 2008 as a result of Ambac’s downgrade to current levels is $757 million. The estimated additional amount of financial services product termination settlements, assuming further downgrades, would be $44 million at BBB/Baa2 and $341 million at BBB-/Baa3. A below investment grade rating by either Moody’s or S&P would provide professional swap counterparties with which Ambac has collateral support agreements the option to terminate the swaps. Upon termination, the party which is in a net liability position would be required to pay the market termination amount and would have all collateral returned. Ambac’s net liability positions with professional counterparties are nearly all collateralized. Therefore, terminations, if they were to occur, would generally result in a return of collateral to Ambac in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps.

While meaningful progress has been made in unwinding the Financial Services businesses and in satisfying the obligations resulting from rating downgrades of Ambac Assurance, multiple sources of risk continue to exist. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the inability to unwind derivative hedge positions needed to settle investment agreement terminations, further downgrades of Ambac Assurance which would trigger additional cure requirements and potential swap terminations, and the inability to replace or establish new hedge positions.

Capital and Capital Support. In December 2008, Ambac Assurance exercised a series of perpetual put options on its own preferred stock (“the preferred stock”). The counterparty to these put options were trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. Ambac Assurance received $800 million in return for the issuance of the preferred stock, $700 million of which was received by December 31, 2008. The remaining $100 million was received on January 2, 2009. The preferred stock gives investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. The auction for these securities occurs every 28 days. Due to the dislocation in the auction rate markets and Ambac Assurance’s downgrade below triple-A by Moody’s and S&P, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 bps. Dividend payments on the preferred stock are cumulative, only if Ambac Assurance pays dividends on its common stock.

The preferred stock is rated BBB by S&P. As of the date of the filing of this Form 10-K, Moody’s has not assigned a rating to the preferred stock. For the years ended December 31, 2008 and 2007, Ambac Assurance incurred aggregate fees and dividends related to these perpetual put options and preferred stock were $18.3 million and $6.1 million, respectively. These fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

Balance Sheet. Total assets as of December 31, 2008 were $17.26 billion, down 27% compared to total assets of $23.72 billion at December 31, 2007. The decrease was primarily due to (i) a net decrease in the fair value of the investment portfolio, including both unrealized losses recorded in Accumulated Other Comprehensive Income ($2.5 billion) and other-than-temporary impairments recorded through realized investment losses on the Consolidated Statements of Operations ($0.5 billion) and (ii) sales of securities to fund credit derivative commutations ($1.9 billion) and investment agreement terminations ($5.1 billion), partially offset by (i) cash generated from the capital raise in March ($1.4 billion), (ii) a higher derivative assets balance caused primarily by the effects of the low interest rate environment at year-end 2008 on our interest rate swap portfolio ($1.0 billion) (this is generally offset by an increase in interest rate swap derivative liabilities as the interest rate swap portfolio is managed to hedge against interest rate movements), and (iii) draw down of Ambac Assurance’s contingent capital facility ($0.7 billion). The increased net unrealized and realized losses are due primarily to credit spread widening and other-than-temporary impairment losses recognized on credit impaired asset-backed securities (primarily certain non-agency residential mortgage backed securities) and selected other securities that during the 2008 quarterly impairment review processes management determined it did not have the intent to hold until the recovery of fair value. Management has asserted its intent to hold all securities that have not been deemed to be credit impaired as of December 31, 2008 until such time that the fair values of those securities recover to amortized cost.

As of December 31, 2008, stockholders’ equity was ($3.78) billion, a decrease from year-end 2007 stockholders’ equity of $2.28 billion. The decrease was primarily the result of the net loss reported for the period and the increase in net unrealized losses within the investment portfolio, partially offset by the March 2008 capital raise.

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

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to (i) maintain sufficient liquidity to satisfy scheduled and unscheduled investment agreement maturities and withdrawals, and (ii) protect Ambac Assurance’s claims-paying resources while maximizing investment earnings relative to the cost of liabilities. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. During 2008, invested assets consisting mostly of mortgage-backed securities were sold from the Financial Services investment portfolio into the Financial Guarantee portfolio in exchange for cash and securities. In addition, Ambac Assurance loaned $1 billion to the investment agreement subsidiary. These transactions were undertaken with the permission of the OCI to provide liquidity to repay investment agreements and eligible securities to collateralize certain investment agreements. See Liquidity and Capital Resources for a further description of Ambac Assurance’s liquidity support of the financial services businesses.

The following table summarizes the composition of the fair value of Ambac’s investment portfolio by segment at December 31, 2008 and 2007:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
2008:
Fixed income securities:
Municipal obligations	$4,260.5	$—	$—	$4,260.5
Corporate obligations	241.7	139.9	—	381.6
Foreign obligations	150.4	—	—	150.4
U.S. government obligations	20.9	162.9	—	183.8
U.S. agency obligations	78.5	480.7	—	559.2
Mortgage-backed securities	647.4	1,213.6	—	1,861.0
Asset-backed securities	705.4	435.7	—	1,141.1
Other	13.1	—	1.0	14.1

	6,117.9	2,432.8	1.0	8,551.7
Short-term	1,271.8	80.3	102.1	1,454.2

	7,389.7	2,513.1	103.1	10,005.9

Fixed income securities pledged as collateral:
U.S. government obligations	129.7	—	—	129.7
U.S. agency obligations	32.0	—	—	32.0
Mortgage-backed securities	125.2	—	—	125.2

	286.9	—	—	286.9

Total investments	$7,676.6	$2,513.1	$103.1	$10,292.8

Percent total	74.6%	24.4%	1.0%	100%

2007:
Fixed income securities:
Municipal obligations	$8,276.0	$487.8	$—	$8,763.8
Corporate obligations	338.4	445.3	—	783.7
Foreign obligations	317.4	—	—	317.4
U.S. government obligations	123.3	14.7	—	138.0
U.S. agency obligations	266.7	174.8	—	441.5
Mortgage-backed securities	776.0	3,340.1	—	4,116.1
Asset-backed securities	153.2	2,413.7	—	2,566.9
Other	13.2	—	1.1	14.3

	10,264.2	6,876.4	1.1	17,141.7
Short-term	271.3	557.0	50.8	879.1

	10,535.5	7,433.4	51.9	18,020.8

Fixed income securities pledged as collateral:
U.S. agency obligations	—	241.3	—	241.3
Mortgage-backed securities	—	133.6	—	133.6

	—	374.9	—	374.9

Total investments	$10,535.5	$7,808.3	$51.9	$18,395.7

Percent total	57.3%	42.4%	0.3%	100%

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2008 and 2007 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2008:
RMBS Mid-prime – First-lien—Alt-A	$521.4	$315.3	$—	$836.7
U.S. Government sponsored enterprise mortgages	144.8	617.2	—	762.0
Student loans	170.0	176.8	—	346.8
Credit cards	33.0	237.2	—	270.2
Government National Mortgage Association	—	268.8	—	268.8
Military Housing	224.7	—	—	224.7
RMBS—Second-lien	150.8	12.3	—	163.1
CDO/CLO	42.6	—	—	42.6
Auto	7.7	15.6	—	23.3
RMBS—First-lien – Prime	13.0	—	—	13.0
Structured insurance	3.2	6.1	—	9.3
Aircraft securitizations	8.4	—	—	8.4
Other	158.4	—	—	158.4

Total	$1,478.0	$1,649.3	$—	$3,127.3

December 31, 2007
RMBS Mid-prime – First-lien—Alt-A	$—	$2,879.5	$—	$2,879.5
U.S. Government sponsored enterprise mortgages	769.2	205.8	—	975.0
Student loans	—	703.2	—	703.2
Credit cards	147.6	661.1	—	808.7
Government National Mortgage Association	6.8	—	—	6.8
Military Housing	—	64.4	—	64.4
RMBS—Second-lien	—	161.9	—	161.9
CDO/CLO	5.6	169.2	—	174.8
Auto	—	83.7	—	83.7
RMBS—First-lien – Prime	—	162.1	—	162.1
Structured insurance	—	157.8	—	157.8
Aircraft securitizations	—	325.3	—	325.3
Other	—	313.4	—	313.4

Total	$929.2	$5,887.4	$—	$6,816.6

The weighted average rating of the mortgage and asset-backed securities is AA and AAA, respectively, as of December 31, 2008 and 2007.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at December 31, 2008:

Year of Issue (Dollars in millions)	First-lien Alt-A	Second- lien	First-lien Prime	Total
2003 and prior	$—	$61.4	$—	$61.4
2004	24.6	—	—	24.6
2005	189.3	13.2	—	202.5
2006	233.0	62.9	—	295.9
2007	389.8	25.6	13.0	428.4

Total	$836.7	$163.1	$13.0	$1,012.8

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2008 and 2007, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	2008		2007
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$1,088.5	$70.3	$223.8	$0.5
7 - 12 months	1,332.0	80.2	614.7	9.3
Greater than 12 months	524.7	52.3	633.4	8.4

	2,945.2	202.8	1,471.9	18.2

Corporate obligations in continuous unrealized loss for:
0 - 6 months	94.2	6.9	161.4	4.1
7 - 12 months	39.0	6.0	9.3	0.3
Greater than 12 months	148.3	56.8	53.8	6.0

	281.5	69.7	224.5	10.4

Foreign obligations in continuous unrealized loss for:
0 - 6 months	18.3	1.6	18.9	0.1
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	40.4	—

	18.3	1.6	59.3	0.1

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	9.1	0.1

	—	—	9.1	0.1

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	180.4	31.1	2,535.3	278.4
7 - 12 months	45.2	9.5	536.4	65.0
Greater than 12 months	651.7	1,906.4	730.4	9.8

	877.3	1,947.0	3,802.1	353.2

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	546.3	159.7	838.1	31.2
7 - 12 months	91.9	52.8	106.4	8.7
Greater than 12 months	339.6	276.0	22.0	3.1

	977.8	488.5	966.5	43.0

Other in continuous unrealized loss for:
0 - 6 months	0.4	—	1.2	0.1
7 - 12 months	0.2	0.1	—	—
Greater than 12 months	0.1	—	—	—

	0.7	0.1	1.2	0.1

Short-term in continuous unrealized loss for:
0 - 6 months	0.8	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	0.8	—	—	—

Total	$5,101.6	$2,709.7	$6,534.6	$425.1

Management has determined that the unrealized losses in fixed income securities at December 31, 2008 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk/liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $5,101.6 million that were in a gross unrealized loss position at December 31, 2008, below investment grade securities and non-rated securities had a fair value of $56.6 million and unrealized loss of $129.7 million, which represented 4.8% of the total fair value, and as shown in the table above. Of the $6,534.6 million that were in a gross unrealized loss position at December 31, 2007, below investment grade securities and non-rated securities had a fair value of $1.2 million and an unrealized loss of $0.1 million, which represented less than 0.1% of the total fair value as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued through 2008.

During the year ended December 31, 2008, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. Financial Guarantee portfolio write-downs were limited to those assets purchased from the investment agreement business as described above. For the year ended December 31, 2008, Financial Services and Financial Guarantee other-than-temporary impairment write-downs included (i) $269.2 million and $65.7 million, respectively, related to Mid-prime Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment and; (ii) $182.7 million and $4.2 million, respectively, in mark-to-market losses on securities identified which we did not have the intent to hold for a period of time sufficient to allow for recovery in market value. If expected losses in the collateral underlying the Alt-A mortgage-backed securities increase 30% we would record additional other-than-temporary impairment of approximately $1,446.3 million.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2008 and 2007, by contractual maturity date:

	2008		2007
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$6.1	$6.1
Due after one year through five years	87.9	86.3	232.5	231.6
Due after five years through ten years	199.5	187.8	226.3	223.9
Due after ten years	2,860.6	2,671.1	1,025.2	1,010.3

	3,148.0	2,945.2	1,490.1	1,471.9

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	74.1	69.2	—	—
Due after five years through ten years	156.1	112.8	167.0	160.4
Due after ten years	121.0	99.5	67.9	64.1

	351.2	281.5	234.9	224.5

Foreign obligations:
Due in one year or less	—	—	31.7	31.6
Due after one year through five years	19.9	18.3	27.7	27.7
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	19.9	18.3	59.4	59.3

U.S. government obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	—	—	—	—

U.S. agency obligations:
Due in one year or less	—	—	1.3	1.3
Due after one year through five years	—	—	7.9	7.8
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	—	—	9.2	9.1

Mortgage-backed securities	2,824.3	877.3	4,155.3	3.802.1

Asset-backed securities	1,466.3	977.8	1,009.5	966.5

Other:
Due in one year or less	0.8	0.7	1.3	1.2
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	0.8	0.7	1.3	1.2

Short-term:
Due in one year or less	0.8	0.8	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	0.8	0.8	—	—

Total	$7,811.3	$5,101.6	$6,959.7	$6,534.6

The following table summarizes, for all securities sold at a loss during 2008 and 2007, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	2008		2007
(Dollars in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$1,018.4	$22.7	$2.7	$0.1
7 - 12 months	156.3	6.7	—	—
Greater than 12 months	67.1	3.7	—	—

	1,241.8	33.1	2.7	0.1

Corporate obligations in continuous unrealized loss for:
0 - 6 months	181.2	8.9	33.8	1.2
7 - 12 months	34.5	0.8	—	—
Greater than 12 months	—	—	—	—

	215.7	9.7	33.8	1.2

Foreign government obligations in continuous unrealized loss for:
0 - 6 months	41.0	8.5	9.0	0.2
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	41.0	8.5	9.0	0.2

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	0.4	—	102.5	0.4
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	0.4	—	102.5	0.4

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	18.9	0.1	238.0	0.1
7 - 12 months	52.0	0.2	—	—
Greater than 12 months	—	—	—	—

	70.9	0.3	238.0	0.1

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	406.2	18.8	357.6	1.5
7 - 12 months	9.2	0.1	—	—
Greater than 12 months	—	—	—	—

	415.4	18.9	357.6	1.5

Other securities in continuous unrealized loss for:
0 - 6 months	0.7	0.4	—	—
7 - 12 months	0.7	0.7	—	—
Greater than 12 months	0.1	0.2	—	—

	1.5	1.3	—	—

Total	$1,986.7	$71.8	$743.6	$3.5

Excluded from 2008 and 2007, gross realized losses in the above table were impairment write-downs of $522.9 million and $40.1 million, respectively. Refer to the “Results of Operations—Financial Services” section for a further discussion of the impairment write-downs.

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2008 and 2007 by segment:

Rating(1):
2008:
	Financial Guarantee	Financial Services	Combined(2)
AAA	38%	94%	53%
AA	37	6	29
A	16	—	12
BBB	5	—	4
Below investment grade	3	—	2
Not rated	<1	—	<1

	100%	100%	100%

2007:
AAA	84%	91%	87%
AA	14	4	10
A	2	4	3
BBB	<1	—	<1
Below investment grade	—	<1	<1
Not rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Approximately 7% and 5% of the decline from AAA in the combined ratings distribution is due to MBIA Insurance Corporation and Financial Guarantee Insurance Corporation downgrades by the rating agencies in the year ended December 31, 2008, respectively. Approximately 22% of the decline from AAA in the combined ratings distribution is due to security sales.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2008:

(Dollars in millions) Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
MBIA Insurance Corporation	$975.0	$41.8	$16.4	$—	$1,033.2	A+
Financial Security Assurance Inc	957.2	32.4	24.4	—	1,014.0	AA-
Financial Guarantee Insurance Corp	947.3	—	29.0	—	976.3	AA-
Ambac Assurance Corporation	35.9	24.5	511.4	3.1	574.9	BBB
Assured Guaranty Corporation	—	—	9.6	—	9.6	BB-

Total	$2,915.4	$98.7	$590.8	$3.1	$3,608.0	A+

Financial Services
Financial Security Assurance Inc	$—	$58.5	$12.4	$—	$70.9	A
Assured Guaranty Corporation	—	—	21.7	—	21.7	BBB-

Total	$—	$58.5	$34.1	$—	$92.6	A-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.

Cash Flows. Net cash (used in) provided by operating activities was ($1,423.0) million, $945.4 million and $944.6 million during 2008, 2007 and 2006, respectively. These cash flows were primarily used in or provided by Financial Guarantee operations. The decrease in cash provided by operating activities in 2008 is primarily due to lower net insurance premium receipts, higher loss payments on insurance and credit derivative contracts. The year ended December 31, 2008 included $1,850 million and $571.8 million in CDS commutation payments and insurance loss payments, respectively. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts. The increase in cash provided by operating activities from 2006 to 2007 is primarily due to net claim recoveries in 2007 of $2.1 million compared to net claim payments of $105.6 million in 2006. This is partially offset by lower net premium receipts in 2007 and the proceeds from the 2006 sale of three aircraft. Net cash provided by (used in) investing activities was $5,249.7 million, ($1,418.2) million and ($1,517.7) million in 2008, 2007 and 2006, respectively. Net cash provided by (used in) fixed income investing activities in 2008, 2007 and 2006 were $5,667.6 million, ($888.2) million, and ($1,939.5) million, respectively. These investing activities were primarily from sales and maturities of fixed income securities during 2008 and net purchases of fixed income investment securities during 2007 and 2006. Net cash (used in) provided by financing activities was ($3,842.8) million, $564.9 million and $577.4 million during 2008, 2007 and 2006, respectively. Financing activities for the year ended December 31, 2008 included net investment and payment agreement draws paid (net of investment and payment agreements issued) of ($5,278.6) million, partially offset by proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million and the proceeds from Ambac Assurance’s issuance of preferred stock of $700 million. Financing activities for the years ended 2007 and 2006 included $296.7 million and $896.4 million, respectively, in net investment and payment agreements issued (net of investment and payment agreement draws), which were provided primarily by the investment agreement business. Financing activities in 2007 included the proceeds of the issuance of DISCs of $393.4 million, partially offset by net purchases of treasury shares of $422.1 million. Financing activities for 2006 included a $200.0 million payment for the redemption of long-term debt and net purchases of common stock held in treasury of $65.7 million. Total cash (used in) provided by operating, investing and financing activities was ($16.1) million, $92.1 million and $4.2 million 2008, 2007 and 2006, respectively.

SPECIAL PURPOSE and VARIABLE INTEREST ENTITIES

Please refer to Note 2, Significant Accounting Policies” and Note 10, “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements, located in Part II, Item 8, for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

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

All risk management responsibilities are now consolidated under a Chief Risk Officer. The Chief Risk Officer is responsible for credit risk management; capital management and deployment; and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac. The Chief Risk Officer is also empowered to veto any transaction that has been approved by the relevant credit committee. However, the CEO may override the Chief Risk Officer’s veto, upon notice to the Chairman of the Audit and Risk Assessment Committee of Ambac’s Board of Directors. The Chief Risk Officer reports to the Board of Directors on a “dotted line” basis and will inform and update the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics. In the area of capital management and deployment, the Capital and Risk Analysis Group created in early 2008 has responsibility for transaction and portfolio based risk/return and capital analyses.

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities. Ambac’s Enterprise Risk Management Committee (“ERMC”) employs various procedures and controls to monitor and manage credit risk. The ERMC is comprised of Ambac’s senior risk professionals and senior management. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

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

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes enhanced procedures on certain Alt-A residential mortgage backed securities which have experienced significant unrealized losses over the past year. For most of 2008, Ambac has employed an outside consultant specializing in RMBS structures to analyze loan level cash flows and project security recoverability. Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counterparty. The counterparty creditworthiness of new clients is separately evaluated by senior credit personnel upon entering these contracts. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Please refer to Note 3 “Investments”, located in Part II, Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis, located in Part II, Item 7 for disclosures of collateral posted to Ambac under derivative contracts.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event rating agency downgrades of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $627.2 million from its reinsurers at December 31, 2008. The largest reinsurer accounted for 5.8% of gross par outstanding at December 31, 2008.

As of December 31, 2008, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $63,650 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2008 and its rating levels as of February 28, 2009:

Reinsurers	Standard & Poor’s		Moody’s		Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(3)
	Rating	Credit watch	Rating	Credit watch
Assured Guaranty Re Ltd	AA	Stable	Aa3	Stable	45.31%	$—
Radian Asset Assurance Inc(1)	BBB+	CWN	A3	Rating under review	15.36%	14,614
RAM Reinsurance Company Ltd(1)	A+	Negative outlook	Baa3	Developing	10.88%	—
Swiss Reinsurance Co(2)	A+	Stable	A1	Negative outlook	10.39%	—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Negative outlook	5.91%	—
Assured Guaranty Corporation	AAA	Stable	Aa2	Stable	5.18%	2,372
MBIA Insurance Corporation(2)	BBB+	Negative outlook	B3	Developing	4.36%	—
Financial Security Assurance Inc	AAA	CWN	Aa3	Developing	1.40%	—
Financial Guaranty Insurance Corp	CCC	Negative outlook	Caa1	Negative outlook	0.97%	45,786
Other					0.24%	—

Total					100.00%	$62,772

(1)	Reinsurer was downgraded in 2008 by S&P and/or Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Reinsurer was downgraded in February 2009 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(3)	Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable index rates relative to issue specific or tax-exempt index rates) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Analysis and Reporting group are responsible for monitoring risk limits and applying risk measurement methodologies. The results of these efforts are reported to the ERMC. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the benchmark interest rate curve and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, and derivative contracts used for hedging purposes. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2008 and 2007:

(Dollars in millions) Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
2008:
300 basis point rise	$6,648	$(865)
200 basis point rise	6,928	(585)
100 basis point rise	7,216	(297)
Base scenario	7,513	—
100 basis point decline	7,819	306
200 basis point decline	8,133	620
300 basis point decline	8,458	945

2007:
300 basis point rise	$7,630	$(1,648)
200 basis point rise	8,243	(1,035)
100 basis point rise	8,793	(485)
Base scenario	9,278	—
100 basis point decline	9,698	420
200 basis point decline	10,056	778
300 basis point decline	10,349	1,071

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates and (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.14 million and $0.15 million at December 31, 2008 and 2007, respectively.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. The variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The significant majority of the underlying bonds are wrapped by Ambac Assurance. The current dislocation in the credit markets and the recent rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in losses on those swaps. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps remain at year-end 2008 levels for a one year period, we would recognize additional losses of approximately $16.5 million. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains. In certain transactions one or more of these triggering events have in fact occurred. In 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $258 million as of December 31, 2008.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the years ended December 31, 2008 and 2007, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $1.3 million and $0.4 million, respectively. Ambac’s VaR ranged from a high of $3.3 million to a low of $0.6 million in 2008 and from a high of $0.9 million to a low of $0.3 million in 2007. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative, total return contracts and invested assets. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in credit spreads and impact valuations.

Ambac, through its subsidiary Ambac Credit Products, entered into credit derivative contracts. These contracts require Ambac Credit Products to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative changes. As such, Ambac Credit Products could experience mark-to-market gains or losses. Ambac Credit Products structured its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Products’ risk of loss and reduces the price volatility of these financial instruments. Management models the potential impact of credit spread changes on the value of its contracts.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of December 31, 2008 by asset type, including a $2.9 billion guarantee commitment with respect to a static pool of CDOs of ABS which meets the definition of and is accounted for as a credit derivative. Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion on commitments. ($ in millions):

	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding	$26,003	$70	$20,717	$10,230	$57,020
Net asset (liability) fair value	(6,404)	(21)	(1,078)	(807)	(8,310)

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in reference obligation spreads at December 31, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)					Total Estimated Unrealized Gain/(Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total
500 basis point widening	$(4,115)	$(3)	$(910)	$(648)	$(5,676)	$(13,986)
250 basis point widening	(2,058)	(1)	(455)	(324)	(2,838)	(11,148)
50 basis point widening	(412)	—	(91)	(65)	(568)	(8,878)
Base scenario	—	—	—	—	—	(8,310)
50 basis point narrowing	411	—	90	61	562	(7,748)
250 basis point narrowing	2,057	2	448	265	2,772	(5,538)
500 basis point narrowing	4,101	3	824	487	5,415	(2,895)

Also included in the fair value of credit derivative liabilities beginning with the adoption of SFAS 157 effective January 1, 2008, is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Before the adoption of SFAS 157, Ambac utilized a discount rate based exclusively on current LIBOR rates. Incorporating Ambac spreads into the determination of fair value at December 31, 2008, has resulted in a $10.2 billion reduction to the credit derivatives liability. Ambac credit default swap spreads widened substantially from December 31, 2008 to March 4, 2009. Using March 4, 2009 credit spreads for Ambac Assurance, the December 31, 2008 credit derivatives liability would have been decreased by $1.9 billion.

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and total return swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at December 31, 2008 ($ in millions):

	Estimated Unrealized Gain / (Loss)					Total Estimated Unrealized Gain (Loss)
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total
2000 basis point widening	$2,933	$4	$330	$236	$3,503	$(4,807)
1000 basis point widening	1,871	2	192	140	2,205	(6,105)
500 basis point widening	1,081	1	105	77	1,264	(7,046)
Base scenario	—	—	—	—	—	(8,310)
500 basis point narrowing	(1,542)	(1)	(127)	(97)	(1,767)	(10,077)
1000 basis point narrowing	(3,855)	(3)	(282)	(221)	(4,361)	(12,671)
2000 basis point narrowing	(9,007)	(6)	(668)	(529)	(10,210)	(18,520)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each credit derivative transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily directly or indirectly with sub-prime RMBS securities. In 2008, the independent rating agencies have continued to downgrade mortgage-backed and CDO of ABS securities, including many of the securities underlying our credit derivatives. Additionally, general market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have continued to decline, particularly with respect to CDO of ABS exposures. We expect price volatility to continue until uncertainty regarding the mortgage-backed securities and credit markets in general is reduced.

Beginning the second half of 2007 and continuing through 2008, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 2000 basis points over Libor as of December 31, 2008. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at year-end 2008, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $2.2 billion as of December 31, 2008. Future performance of the mortgages underlying these securities, as well as US residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts due to downgrades of Ambac Assurance’s credit ratings. As a result of the November 5, 2008 downgrade of Ambac Assurance, a significant amount of collateral and early termination funding was required by Ambac’s investment agreement and derivatives businesses. This required Ambac Assurance to support the cash needs of these businesses and may require additional liquidity support in the future. See additional discussion in “Liquidity and Capital Resources” section.

Operational Risk. Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

*	Internal Fraud—misappropriation of assets, intentional mismarking of positions,

*	External Fraud—theft of information, third-party theft and forgery,

*	Clients, Products, & Business Practice—improper trade, fiduciary breaches,

*	Damage to Physical Assets—vandalism,

*	Business Disruption & Systems Failures—software failures, hardware failures; and

*	Execution, Delivery, & Process Management—data entry errors, accounting errors, failed mandatory reporting, negligence.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation in relation to the criteria established in Internal Control—Integrated Framework, management concluded that Ambac’s internal control over financial reporting is effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting as of December 31, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited Ambac Financial Group, Inc. and subsidiaries’ (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York

March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (“Ambac”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, Ambac experienced significant credit rating downgrades during 2008 and has not written measurable financial guarantee business since November 2007. The credit rating downgrades have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results.

As discussed in Note 16 to the consolidated financial statements, Ambac adopted SFAS No. 157, “Fair Value Measurements” in 2008.

/s/ KPMG LLP

New York, New York

March 16, 2009

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2008	2007
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $11,080,723 in 2008 and $17,225,611 in 2007)	$8,537,676	$17,127,485
Fixed income securities pledged as collateral, at fair value (amortized cost of $277,291 in 2008 and $345,140 in 2007)	286,853	374,840
Short-term investments (amortized cost of $1,454,229 in 2008 and $879,039 in 2007)	1,454,229	879,067
Other (cost of $13,956 in 2008 and $13,571 in 2007)	14,059	14,278

Total investments	10,292,817	18,395,670
Cash and cash equivalents	107,811	123,933
Receivable for securities sold	15,483	11,068
Investment income due and accrued	116,769	202,737
Reinsurance recoverable on paid and unpaid losses	157,627	11,862
Prepaid reinsurance	292,837	489,028
Deferred taxes	2,127,499	2,116,380
Current taxes	192,669	—
Deferred acquisition costs	207,229	255,639
Loans	798,848	867,676
Derivative assets	2,187,214	1,147,259
Other assets	759,595	100,484

Total assets	$17,256,398	$23,721,736

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$2,382,152	$3,123,860
Losses and loss expense reserve	2,265,860	484,276
Ceded reinsurance balances payable	15,597	32,435
Obligations under investment and payment agreements	3,244,098	8,570,902
Obligations under investment repurchase agreements	113,737	135,524
Securities sold under agreement to repurchase	—	100,000
Current income taxes	—	97,826
Long-term debt	1,868,690	1,669,945
Accrued interest payable	68,806	113,443
Derivative liabilities	10,089,895	6,842,253
Minority interest	700,000	—
Other liabilities	279,616	270,734
Payable for securities purchased	10,256	645

Total liabilities	21,038,707	21,441,843

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2008 and 350,000,000 at December 31, 2007; issued and outstanding shares—294,378,282 at December 31, 2008 and 109,193,096 at December 31, 2007	2,944	1,092
Additional paid-in capital	2,030,031	839,952
Accumulated other comprehensive loss	(1,670,198)	(22,138)
Retained (deficit) earnings	(3,550,768)	2,107,773
Common stock held in treasury at cost, 7,138,800 shares at December 31, 2008 and 7,643,073 shares at December 31, 2007	(594,318)	(646,786)

Total stockholders’ equity	(3,782,309)	2,279,893

Total liabilities and stockholders’ equity	$17,256,398	$23,721,736

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(Dollars in Thousands, Except Share Data)	2008	2007	2006
Revenues:
Financial Guarantee:
Gross premiums written	$536,875	$1,031,402	$996,669
Ceded premiums written	(53,162)	(277,532)	(103,496)

Net premiums written	$483,713	$753,870	$893,173

Net premiums earned	$1,022,757	$841,461	$811,623
Net investment income	494,060	465,048	423,885
Net realized investment gains	9,007	9,931	7,085
Change in fair value of credit derivatives:
Realized (losses) and gains and other settlements	(1,794,428)	76,434	59,760
Unrealized (losses) gains	(2,236,694)	(6,004,391)	9,068

Net change in fair value of credit derivatives	(4,031,122)	(5,927,957)	68,828
Other income	8,523	10,733	39,559
Financial Services:
Investment income	255,885	445,344	391,732
Derivative products	(132,798)	6,877	16,638
Net realized investment (losses) gains	(236,350)	(29,053)	59,255
Net mark-to-market (losses) gains on total return swap contracts	(130,965)	(33,301)	2,508
Net mark-to-market losses on non-trading derivative contracts	(15,792)	(9,059)	(1,414)
Corporate:
Net investment income	3,309	5,050	11,614
Net realized investment gains	—	—	791

Total revenues	(2,753,486)	(4,214,926)	1,832,104

Expenses:
Financial Guarantee:
Losses and loss expenses	2,227,583	256,109	20,004
Underwriting and operating expenses	216,196	139,344	133,740
Interest expense on variable interest entity notes	13,488	4,622	—
Financial Services:
Interest from investment and payment agreements	234,977	420,005	359,904
Operating expenses	12,747	12,229	12,389
Corporate:
Interest	114,226	85,740	75,294
Other expenses	45,752	13,941	20,560

Total expenses	2,864,969	931,990	621,891

Pre-tax (loss) income from continuing operations	(5,618,455)	(5,146,916)	1,210,213
(Benefit) provision for income taxes	(9,207)	(1,898,759)	334,302

Net (loss) income	$(5,609,248)	$(3,248,157)	$875,911

Net (loss) income per share	$(22.31)	$(31.56)	$8.22
Net (loss) income per diluted share	$(22.31)	$(31.56)	$8.15
Weighted-average number of common shares outstanding:
Basic	251,391,680	102,929,122	106,593,409
Diluted	251,391,680	102,929,122	107,536,339

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

	Years Ended December 31,
(Dollars in Thousands)	2008		2007		2006
Retained (Deficit) Earnings:
Balance at January 1	$2,107,773		$5,470,049		$4,718,730
Net (loss) income	(5,609,248)	$(5,609,248)	(3,248,157)	$(3,248,157)	875,911	$875,911

Adjustment to initially apply FASB Statement No. 157 and 159, pre-tax of $30,928	20,102		—		—
Dividends declared—common stock	(15,804)		(79,566)		(69,910)
Dividends on restricted stock units	(33)		(19)		(636)
Exercise of stock options	(53,558)		(34,534)		(54,046)

Balance at December 31	$(3,550,768)		$2,107,773		$5,470,049

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$(22,138)		$187,518		$192,254
Unrealized losses on securities, $(2,474,197), $(364,817), and $(26,882), pre-tax, in 2008, 2007 and 2006, respectively(1)		(1,635,326)		(200,493)		(15,396)
Gains (losses) on derivative hedges, $16,743, $(20,411), and $9,210 pre-tax in 2008, 2007 and 2006, respectively		9,303		(11,719)		5,149
Adjustment to initially apply FASB Statement No. 158, $2,611 pre-tax in 2007 and $(3,518) pre-tax in 2006	—		1,697		(2,287)
Foreign currency (loss) gain, $(33,903), $1,322 and $11,997, pre-tax in 2008, 2007 and 2006, respectively,		(22,037)		859		7,798

Other comprehensive loss	(1,648,060)	(1,648,060)	(211,353)	(211,353)	(2,449)	(2,449)

Total comprehensive (loss) income		$(7,257,308)		$(3,459,510)		$873,462

Balance at December 31	$(1,670,198)		$(22,138)		$187,518

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092		$1,092
Issuance of stock	1,852		—		—

Balance at December 31	$2,944		$1,092		$1,092

Additional Paid-in Capital:
Balance at January 1	$839,952		$790,168		$723,680
Stock based compensation	23,749		41,273		48,669
Excess tax (cost) benefit related to share-based compensation	(13,850)		8,511		17,819
Issuance of stock	1,180,180		—		—

Balance at December 31	$2,030,031		$839,952		$790,168

Common Stock Held in Treasury at Cost:
Balance at January 1	$(646,786)		$(259,222)		$(247,578)
Cost of shares acquired	(1,090)		(449,392)		(126,703)
Shares issued under equity plans	53,558		61,828		115,059

Balance at December 31	$(594,318)		$(646,786)		$(259,222)

Total Stockholders’ Equity at December 31	$(3,782,309)		$2,279,893		$6,189,605

(1)	Disclosure of reclassification amount:

	2008	2007	2006
Unrealized holding losses arising during period	$(1,944,299)	$(195,657)	$(10,505)
Less: reclassification adjustment for net (losses) gains included in net (loss) income	(308,973)	4,836	4,891

Net unrealized (losses) gains on securities	$(1,635,326)	(200,493)	(15,396)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,609,248)	$(3,248,157)	$875,911
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,161	2,695	2,865
Amortization of bond premium and discount	(36,768)	1,243	3,288
Share-based compensation	17,414	37,339	37,199
Current income taxes	(290,495)	47,906	33,194
Deferred income taxes, net	822,286	(2,202,806)	5,055
Deferred acquisition costs	48,410	2,924	(31,212)
Unearned premiums, net	(545,517)	(87,214)	84,441
Losses and loss expenses	1,635,819	256,261	(84,256)
Ceded reinsurance balances payable	(16,838)	12,351	(3,662)
Investment income due and accrued	85,968	(9,538)	(21,868)
Accrued interest payable	(44,637)	8,314	5,237
Net mark-to-market losses (gains)	2,383,451	6,046,751	(10,162)
Net realized investment losses (gains)	227,343	19,122	(67,131)
Other, net	(103,400)	58,193	115,684

Net cash (used in) provided by operating activities	(1,423,051)	945,384	944,583

Cash flows from investing activities:
Proceeds from sales of bonds	7,694,587	1,035,321	850,015
Proceeds from matured bonds	1,293,819	1,816,672	1,949,356
Purchases of bonds	(3,320,776)	(3,740,241)	(4,738,905)
Change in short-term investments	(575,190)	(567,280)	160,275
Securities purchased under agreements to resell	—	273,000	146,000
Loans, net	32,677	(242,254)	59,340
Recoveries from impaired investments	1,759	6,458	55,474
Other, net	122,820	137	753

Net cash provided by (used in) investing activities	5,249,696	(1,418,187)	(1,517,692)

Cash flows from financing activities:
Dividends paid	(15,804)	(79,566)	(69,910)
Securities sold under agreements to repurchase	(100,000)	100,000	—
Proceeds from issuance of investment and payment agreements	84,412	2,501,559	2,298,247
Payments for investment and payment draws	(5,362,970)	(2,204,841)	(1,401,806)
Proceeds from issuance of long-term debt	228,969	673,991	—
Payments for redemption of long-term debt	—	—	(200,000)
Proceeds from minority interest	700,000	—	—
Capital issuance costs	(18,298)	(6,070)	(3,498)
Net cash collateral (paid) received	(526,168)	(6,618)	2,196
Proceeds from issuance of common stock	1,182,032	—	—
Purchases of treasury stock	(1,090)	(449,392)	(126,703)
Proceeds from sale of treasury stock	—	27,294	61,013
Excess tax benefit related to share-based compensation	(13,850)	8,511	17,819

Net cash (used in) provided by financing activities	(3,842,767)	564,868	577,358

Net cash flow	(16,122)	92,065	4,249
Cash at January 1	123,933	31,868	27,619

Cash and cash equivalents at December 31	$107,811	$123,933	$31,868

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$29,641	$208,119	$248,186
Interest expense on long-term debt	$105,597	$83,016	$79,860
Interest on investment agreements	$276,494	$408,380	$340,709

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND

Ambac Financial Group, Inc. is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to entities in both the public and private sectors around the world. As of March 11, 2009, the long-term senior unsecured debt of Ambac is rated BBB with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ba1 on review for possible downgrade by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation, a guarantor of public finance and structured finance obligations, has an A financial enhancement rating with a negative outlook from S&P, and a Baa1 financial strength rating on review for possible downgrade from Moody’s. These ratings reflect significant downgrades in Ambac Assurance’s financial strength ratings during 2008 and are the result of the adverse impact on Ambac’s principal business activities from the persistent disruption in the global credit markets. These significant ratings downgrades reflect investor concern relative to the Company’s financial strength.

Ambac has not written measurable financial guarantee business since November 2007. Further, the Company’s existing investment agreement and derivative product portfolios are in active runoff, which may result in transaction terminations, settlements, restructuring, assignments of and scheduled amortization of contracts. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to the extent we are able to do so.

In response to the significant declines in Ambac’s business activity, management undertook a review of all businesses in the Financial Guarantee segment. In conducting this review, management considered the risk exposure within each business (including the view of the probability of default, the potential loss given default and the relevant correlations), the risk adjusted returns over the course of an economic cycle and Ambac’s franchise value and competitive advantages. As a result of this review, Ambac has directed its business strategy toward global public finance (including municipal finance, healthcare, infrastructure and global utilities), and is discontinuing participation in certain sectors of the structured finance market. Additionally, Ambac has discontinued executing credit enhancement transactions in credit default swap or other derivative format; however, the Company may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures.

Ambac’s principal business strategy to preserve and grow our business is focused primarily on the reactivation of Everspan for purposes of writing financial guarantee insurance in the U.S. public finance market. Other initiatives that we are pursuing include mortgage servicing and consulting in various sectors of the credit markets. Management believes that Everspan will require substantially more capital, including third-party capital, and at least a AA S&P and A2 Moody’s rating in order to compete in the U.S. public finance market. As noted above, Ambac has suffered significant ratings downgrades and currently does not carry the ratings necessary for Everspan to compete in the U.S. public finance market. Further, the Company has not yet received permission from the OCI to capitalize Everspan at a level enabling it to compete in that market. The OCI has indicated that it will not approve an investment in Everspan by Ambac Assurance unless Everspan receives financial strength ratings of at least AA from S&P and A2 from Moody’s.

Receipt of financial strength ratings which are sufficiently high to enable Everspan to successfully compete in the U.S. public finance market is critical to Everspan’s business plan. There can be no assurance that the Company will achieve such ratings. As described above, the financial strength rating downgrades have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

operations and financial results. Although Ambac is considering various strategic alternatives, there can be no assurance that any actions taken by Ambac will improve its financial strength ratings, that further ratings downgrades will not occur, or that Ambac, through Everspan, will be able to effectively compete in the U.S. public finance market.

In the event Ambac, through Everspan, is not able to effectively compete in the U.S. public finance market, its business prospects will depend on the successful implementation of the other initiatives that we are currently pursuing and other initiatives that we will pursue in the future. If such initiatives are ultimately unsuccessful, Ambac’s activities may resort solely to loss mitigation and eventual run-off of the existing book of business. Additionally, if we are unable to accomplish the reactivation of Everspan in a timely manner, Ambac Assurance will need to reduce its operating expenses.

The November 5, 2008 downgrade of Ambac Assurance by Moody’s resulted in a significant amount of collateral being posted by Ambac’s investment agreement and derivatives businesses. To enable the non-insurance companies to meet the collateral posting obligations, Ambac Assurance petitioned the OCI to permit various liquidity enhancing activities between these entities and Ambac Assurance. On November 5, 2008, the OCI issued a non-disapproval letter with respect to the following transactions between these entities:

•	Ambac Assurance is permitted to purchase up to $3,000,000 of investment securities presently owned by the investment agreement business;

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to the investment agreement business of up to $1,600,000 for the purpose of providing such affiliates liquidity for collateral postings or liquidation of investment agreements; and

•

Ambac Assurance is permitted to provide a revolving unsecured credit facility to Ambac Financial Services of not more than $750,000 (subsequently increased to $850,000 through March 31, 2009) for the purpose of providing liquidity for collateral postings or liquidation of interest rate and/or currency swap arrangements.

2        SIGNIFICANT ACCOUNTING POLICIES

Ambac’s consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and disclosures of contingent assets and liabilities. Such estimates that are particularly susceptible to change in the near term are used in connection with certain fair value measurements, the evaluation of other than temporary impairments on investments, loss reserves for non-derivative insurance policies and the evaluation of the need for a valuation allowance on the deferred tax asset, any of which individually could be material. Current market conditions increase the risk and complexity of the judgments in estimates.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

There are two different accounting frameworks applicable to special purpose entities (“SPEs”); the qualifying SPE (“QSPE”) framework under Statement of Financial Accounting Standards (“SFAS”) No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as amended; and the variable interest entity (“VIE”) framework under Financial Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities”. The applicable framework depends on the nature of the entity and Ambac’s relationship to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in SFAS 140. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle; decision making is limited and restricted to certain events, and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. Refer to Note 10 for a detailed discussion of Ambac’s involvement with QSPEs and how Ambac adheres to the QSPE criteria for its medium-term note issuance program and does not consolidate those SPEs.

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

FIN 46(R) requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Refer to Note 10 for a detailed discussion of Ambac’s involvement in VIEs and Ambac’s methodology for determining whether Ambac is required to consolidate a VIE.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Under a separate transaction which closed during 2007, Ambac determined it was the primary beneficiary and therefore consolidated a VIE as a result of providing a financial guarantee. Refer to Note 10, Special Purpose Entities and Variable Interest Entities, for further discussion of this transaction.

On September 15, 2008, the FASB issued a revised Exposure Draft, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 140 ED”). This is a revision of the version issued on August 11, 2005. Among other things, SFAS 140 ED proposed to eliminate the concept of QSPE. On September 15, 2008, the FASB also issued an Exposure Draft, Amendments to FASB Interpretation No. 46(R) (“FIN 46(R) ED”). FIN 46(R) ED proposed a new approach to determine which enterprise involves in a VIE shall be the primary beneficiary and shall consolidate the VIE. The comment period for both SFAS 140 ED and FIN 46(R) ED ended on November 14, 2008. The proposed effective date of SFAS 140 ED and FIN 46(R) ED is January 1, 2010 for Ambac. Ambac believes these Exposure Drafts in their current form could increase the number of SPEs Ambac is required to consolidate and thus have a material impact to Ambac’s financial statements. Ambac continues to monitor the status of these Exposure Drafts.

Cash and Cash Equivalents:

Cash and cash equivalents include cash and U.S. agency obligations maturing within ninety days.

Investments:

SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by SFAS 115. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Loss in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or valuation results from valuation models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. Premiums and discounts for bonds that do not have a large number of similar underlying loans to consider estimates of future principal payments, typically corporate and municipal bonds, are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Certain short-term investments, such as money market funds, are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment that is other than temporary in accordance with FASB Staff Position FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (FSP FAS 115-1). If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Loss in Stockholders’ Equity on our Consolidated Balance Sheets. If a decline in the fair value of a security is judged to be other-than-temporary, a charge is recorded in net realized

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

losses on the Consolidated Statements of Operations equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if management does not expect the fair value of the security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed income securities, Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security by adjusting the security’s yield. Ambac has a formal process to identify and evaluate investments that have indications of possible impairment. Factors considered when assessing impairment include: (i) debt securities whose fair values have declined by 20% or more below amortized cost; (ii) debt securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor as applicable and analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold the security for a sufficient period of time to allow for anticipated recoveries in fair value. As a result of significant price declines of certain “Alt-A” residential mortgage backed securities in our investment portfolio, combined with general market concerns regarding housing prices and the delinquency and default rates on mortgage loans underlying such securities, our impairment evaluation includes additional analysis. Using default, prepayment and severity loss assumptions tailored to the underlying loans in each Alt-A transaction, the securities are modeled to determine if our best estimate of the underlying cash flows would result in a probable loss to such security. If the modeling results indicate an “expected loss” to the tranche we hold, the security would be deemed to be other-than-temporarily impaired, which would result in the recognition of a realized loss in the Statements of Operations. For purposes of assessing other-than-temporary impairments, an “expected loss” has occurred when management has determined that it is no longer probable that we will receive all contractual principal and interest payments or the future payments estimated at the time the security was last found to be other-than-temporarily impaired. In evaluating Alt-A securities for other-than-temporary impairment and making our final determination, management considered analyses prepared by an outside consultant specializing in RMBS structures for the majority of 2008 as further described in Note 3.

Where securities in an unrealized loss position are not deemed to be credit-impaired, management performs additional analysis as part of its quarterly impairment review process to assess whether it has the intent and ability to hold each security for a period of time sufficient for a forecasted recovery of fair value. In some cases, particularly with respect to investments in Alt-A RMBS securities, the forecasted recovery period may be several years or close to the maturity of the securities. When management asserts its intent and ability to retain a security until recovery, that security is judged to be temporarily impaired.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. Ambac’s assessment of a decline in value reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including whether Ambac will continue to have the intent and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Repurchase Agreements:

Securities purchased under agreements to resell and securities sold under agreements to repurchase, represent short-term collateralized financing transactions and are recorded at their contracted amounts, plus accrued interest. Ambac nets securities purchased under agreements to resell and securities sold under agreements to repurchase that are executed with the same counterparty under legally enforceable netting agreements that meet the applicable netting criteria. Ambac takes possession of securities purchased under agreements to resell, makes delivery of securities sold under agreements to repurchase, monitors the market value of these securities on a daily basis and delivers or obtains additional collateral as appropriate. There were no securities purchased under agreements to resell and securities sold under agreements to repurchase outstanding at December 31, 2008. At December 31, 2007, collateral underlying securities purchased under agreements to resell had an average credit rating of triple-A and a weighted-average maturity of 5 days.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of employees and certain other underwriting expenses, net of reinsurance ceding commissions. Given the negligible amount of new business underwritten during 2008, the amount of acquisition costs eligible for deferral has decreased significantly from prior years. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. The deferred acquisition costs are being amortized over the periods in which the related premiums are earned. Amortization of deferred acquisition costs amounted to $32,798, $46,104 and $38,221 for 2008, 2007 and 2006, respectively, and is adjusted to reflect acceleration of premium revenue due to refundings or calls and to reflect changes in the estimated lives of certain insured obligations. A premium deficiency exists if the sum of the expected loss and loss expenses and unamortized deferred acquisition costs exceed the related unearned premiums and anticipated investment income. Ambac includes anticipated investment income when determining whether a premium deficiency exists, as permitted under US GAAP. If a premium deficiency was to exist the unamortized deferred acquisition costs would be reduced by a charge to expense and a liability would be established for any remaining deficiency.

Loans:

Loans are reported at their outstanding principal balances. Interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the issuer, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement.

Losses and Loss Expenses:

Ambac’s financial guarantee insurance policies generally promise to pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss reserve policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Losses and loss expense reserves are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining the level of reserves is subject to certain estimates and judgments. In most instances, claim payments are forecasted in advance of issuer default as a result of active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

The liability for losses and loss expense reserves consists of active credit and case basis credit reserves. Both the active credit and case basis credit reserves are recognized on a discounted basis. Statement of Statutory Accounting Practices No. 60, Financial Guaranty Insurance (“SSAP 60”), permits the use of a discount rate equal to the average rate of return on the admitted assets of the insurance enterprise in discounting claim liabilities. SAB Topic 5N, Discounting By Property-Casualty Insurance Companies, notes that the SEC will not object to an insurance enterprise using the same rates to discount claim liabilities for short-duration contracts for U.S. GAAP reporting that it uses for statutory reporting with the same claim liabilities. As such, we have utilized the discount rate as determined in accordance with SSAP 60 for the purpose of discounting both our U.S. GAAP case basis and active credit reserves.

Active credit reserves are for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or have defaulted, but have not been reported as of the reporting date. The establishment of reserves for exposures that have not yet defaulted is a common practice in the financial guarantee industry. However, Ambac is aware that there are differences in the specific methodologies applied by other financial guarantors in establishing such reserves. Case basis credit reserves are for losses on insured obligations that have defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Upon the occurrence of a payment default, the related active credit reserve is transferred to case basis credit reserve. Additional provisions for losses upon further credit deterioration of a case basis exposure are initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expense reserves consider anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights. The estimate does not consider future installment premium receipts, as the likelihood of such receipts is remote.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and prepare an adversely classified credit listing. Loss reserves are established only for adversely classified credits. The criteria for an exposure to be included on the adversely classified credit listing includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation. Adversely classified credits are assigned risk classifications by the Surveillance Group using the following guidelines:

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

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claims payment has occurred or is expected imminently. If a default has occurred, case basis reserves will be established.

CLASS V – “Fully Reserved”

The credit has defaulted, payments have occurred or will occur, and any recoveries or salvage has been received. The claim payments are scheduled and known, and reserves have been established to fully cover such claims.

The active credit reserve is established through a process that begins with estimates of probable losses inherent in the adversely classified credit portfolio. These estimates are based upon: (i) Ambac’s internal system of credit ratings, which are analogous to the risk ratings of the major rating agencies; (ii) internally developed historical default information (taking into consideration ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) the net par outstanding on the adversely classified credit. The loss severities and default information are based on rating agency information and are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee. The Enterprise Risk Management Committee is comprised of Ambac’s senior risk management professionals and other senior management. For certain adversely-classified credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to the estimate of the active credit reserve.

Ambac may use market accepted software tools when a more precise view of expected claim payment cash flows can be derived. We have utilized this approach for residential mortgage-backed exposures. These tools, in

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. Ambac discounts these estimated net claim payments using discount rates that approximate the average taxable equivalent yield on our investment portfolio at December 31, 2008 and 2007.

Additional remediation activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. In estimating the active credit reserve, Ambac uses relevant credit-specific information obtained from its remediation efforts to supplement the statistical approach discussed above. Senior management meets at least quarterly with the Surveillance Group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments. Active credit reserves were $969,219 and $363,372 at December 31, 2008 and 2007, respectively. The active credit reserves at December 31, 2008 and 2007 were comprised of 120 credits with net par of $14,779,793 and 45 credits with net par outstanding of $6,512,515, respectively. Included in the calculation of active credit reserves at December 31, 2008 and 2007 was the consideration of $49,819 and $13,364, respectively, of reinsurance which would be due to Ambac from reinsurers, upon default of the insured obligation.

Case basis credit reserves were $1,126,959 and $120,904 at December 31, 2008 and 2007, respectively. The case basis credit reserves at December 31, 2008 and 2007 were comprised of 36 and 13 credits, respectively, with net par outstanding of $6,961,420 and $1,359,415, respectively. Additionally, we have reinsurance recoverables on case basis credit reserves of $136,102 and $11,088 at December 31, 2008 and 2007, respectively.

Loss expense reserves are also established for significant surveillance and mitigation expenses associated with class IA to class V credits. Total loss expense reserves were $33,579 and $123 at December 31, 2008 and 2007, respectively.

Ambac provides information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that relate to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $2,265,860 and $484,276 at December 31, 2008 and 2007, respectively. Due to the relatively large size of certain insured obligations comprising the active and case basis credit reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Our liabilities for credit losses are based in part on the short-duration accounting guidance in SFAS 60, “Accounting and Reporting by Insurance Enterprises.” The trustee (on behalf of the insured party), named beneficiary or custodian has a right to a claim payment under the financial guarantee insurance policy at the date of the first scheduled debt service payment of a defaulted security in the amount equal to the payment shortfall. We believe a loss event occurs for financial guarantee insurance products at the time the issuers’ financial condition deteriorates to an impaired credit status rather than at the time the insured party has a right to a claim payment. Because of this belief and the ambiguities discussed below in the application of SFAS 60 to the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

financial guarantee industry, Ambac does not believe that SFAS 60 alone provides sufficient guidance. As a result, Ambac supplements the guidance in SFAS 60 with the guidance in SFAS 5, “Accounting for Contingencies,” which calls for a loss to be accrued if it is probable that a liability has been incurred at the date of the financial statements and the amount of loss can be reasonably estimated. Ambac also relies by analogy on EITF Issue 85-20, “Recognition of Fees for Guaranteeing a Loan,” which states that a guarantor should perform an ongoing assessment of the probability of loss to determine if a liability (and a loss) should be recognized under SFAS 5, “Accounting for Contingencies.”

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

In January and February of 2005, the SEC staff discussed with the financial guarantee industry participant’s differences in loss reserve recognition practices among those participants. In September 2005, the Financial Accounting Standards Board (“FASB”) added a project to its agenda to consider the accounting by financial guarantee insurers for claims liability recognition, premium recognition and deferred acquisition costs. The proposed guidance was issued on April 18, 2007 and the final standard SFAS 163, “Accounting for Financial Guarantee Insurance Contracts”, was issued on May 23, 2008. The provisions of SFAS 163 are effective January 1, 2009. Certain disclosure requirements are however effective September 30, 2008 and shall be based on the insurance enterprise’s existing accounting policies that may or not be consistent with the principles of SFAS 163 at this earlier effective date. See Future Application of Accounting Standards section below for further information.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes information related to policies currently on Ambac’s adversely classified credit listing:

	Surveillance Categories

	IA	II	III	IV	V	Total
Number of policies	84	75	25	39	5	228
Remaining weighted-average contract period (in years)	8	8	9	6	2	9
Gross insured contractual payments outstanding:
Principal	$16,189,627	$9,616,174	$5,087,619	$6,565,480	$792	$37,459,692
Interest	26,257,982	12,375,917	8,462,249	7,914,519	212	55,010,879

Total	$42,447,609	$21,992,091	$13,549,868	$14,479,999	$1,004	$92,470,571

Gross claim liability	$68,543	$743,028	$1,654,943	$2,245,378	$994	$4,712,886
Less:
Gross potential recoveries	—	(61,945)	(45,490)	(1,211,441)	—	(1,318,876)
Discount, net	(16,411)	(143,344)	(919,060)	(83,103)	(69)	(1,161,987)

Net claim liability (excluding reinsurance)	$52,132	$537,739	$690,393	$950,834	$925	$2,232,023

Gross unearned premium revenue:	$66,414	$18,636	$25,382	$9,443	$—	$119,875

Claim liability reported in the balance sheet (excluding reinsurance)	$52,132	$537,739	$690,393	$950,834	$925	$2,232,023 *
Reinsurance recoverables reported in the balance sheet	$—	$—	$—	$136,102	$—	$136,102

*	Excludes $33,836 gross of reinsurance and $33,580 net of reinsurance, of loss and loss adjustment expense reserves.

Obligations under Investment and Payment Agreements and Investment Repurchase Agreements:

Obligations under investment and payment agreements and investment repurchase agreements are recorded as liabilities on the Consolidated Balance Sheets at amortized cost. The carrying value of these obligations is adjusted for principal paid and interest credited to the account as well as any fair value hedge adjustments. These fair value hedge adjustments are discussed further in “Derivative Contracts used for Non-trading and Hedging Purposes” below. Interest expense is computed based upon daily outstanding liability balances at rates and periods specified in the agreements.

Under certain circumstances, such as in the event of financial guarantor rating downgrades or upon negotiation among the parties, investment agreements may be settled for an amount different than the carrying value of the obligation. Any difference between final settlement payment and carrying value of the terminated investment agreement obligation is reported in Financial Services: Net realized gains and losses on the Consolidated Statements of Operations.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). Up-front insurance premiums written are received for an entire bond issue, which may contain several maturities, and are recorded as unearned premiums. The premium is allocated to each bond maturity proportionately based on total principal amount guaranteed and is recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written are recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods are in proportion to the principal amount guaranteed and result in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance has been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) is recognized at that time. As discussed in Future Application of Accounting Standards section below, the GAAP accounting for net premiums earned will change in 2009.

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

Financial Services Revenue:

Ambac’s Financial Services revenues include the following products:

Investment agreements – Ambac provided investment agreements and investment repurchase agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon return based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in fixed income investments. Interest income from these investments is included in Financial Services revenues.

Interest rate, currency swaps and total return swaps – Ambac provided interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. Ambac also entered into total return swaps, which contain contractual provisions similar to credit default swaps, with various financial institutions. All interest rate, currency and total return swap revenues are accounted for as “Derivative Contracts Classified as Held for Trading Purposes,” which is discussed in the Derivatives Contracts section below.

Derivative Contracts:

SFAS 133 “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. When available, quotes from independent market sources are obtained for market value. However, when quotes are not available, Ambac uses valuation models. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 16, Fair Value Measurements.

All derivative contracts are recorded on the Consolidated Balance Sheets on a gross basis; assets and liabilities are netted by customer only when a legal right of set-off exists. Gross asset and gross liability balances

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

for all derivatives are recorded as Derivative Assets or Derivative Liabilities on the Consolidated Balance Sheets. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral, recorded in “Other assets” was $618,784 and $0 as of December 31, 2008 and 2007, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $130,381 and $79,362 as of December 31, 2008 and 2007, respectively.

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts the Company purchases credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Management views credit derivative contracts as part of its financial guarantee business, under which Ambac intends to hold its written and purchased positions for the entire term of the related contracts.

These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products (“ACP”) is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance.

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

There are less than 30 transactions which are not “pay-as-you-go” with a combined notional of approximately $3.9 billion and a net liability fair value of $159 million as of December 31, 2008. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2005 and other pooled corporate risks.

None of our outstanding credit derivative transactions includes ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned significantly different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2008:

December 31, 2008
Ambac Rating	CDO of ABS	CDO of CDO	CLO	Other	Total
AAA	$—	$—	$12,119,043	$7,952,329	$20,071,372
AA	—	—	8,230,139	850,761	9,080,900
A	—	—	192,324	789,514	981,838
BBB	4,054,108	—	175,824	297,522	4,527,454
Below investment grade	21,949,241	70,393	—	120,000	22,139,634

	$26,003,349	$70,393	$20,717,330	$10,010,126	$56,801,198

The table below summarizes information by major category as of December 31, 2008:

	CDO of ABS	CDO of CDO	CLO	Other	Total
Number of CDS transactions	23	1	80	44	148
Remaining weighted-average life of obligations (in years)	12.4	2.3	4.6	5.3	8.3
Gross principal notional outstanding	$26,458,349	$70,393	$21,069,155	$10,023,606	$57,621,503
Hedge principal notional outstanding	$455,000	$—	$351,825	$13,480	$820,305
Net credit derivative liabilities (at fair value)	$6,403,842	$21,354	$1,078,302	$728,658	$8,232,156

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table, plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 10, Special Purpose Entities and Variable Interest Entities.

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor, reinsurance contracts or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract, or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of reinsurance and purchased credit derivatives included in net fair value of credit derivatives was $321,007 and $156,786 at December 31, 2008 and 2007, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $1,857,153 for the year ended December 31, 2008. There were no paid losses on these contracts in 2007. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 16 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with SFAS 133, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s Surveillance Group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the Surveillance Group using the guidelines described above in Losses and Loss Expenses section. The table below summarizes information related to CDS contracts currently on Ambac’s adversely classified credit listing:

	Surveillance Categories

	IA	II	III	IV	Total
Number of CDS transactions	10	9	8	3	30
Remaining weighted-average life of obligations (in years)	5.6	9.0	16.1	16.3	12.3
Net principal notional outstanding	$4,500,376	$7,885,778	$10,672,476	$3,561,380	$26,620,010
Net credit derivative liabilities (at fair value)	$628,364	$1,501,337	$3,280,262	$1,107,011	$6,516,974

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. Ambac Capital Services entered into total return swaps with professional counterparties. Total return swaps are primarily referenced to fixed income obligations, which meet Ambac Assurance’s financial guarantee credit underwriting criteria. These contracts are recorded on trade date at fair value. Changes in fair value are recorded in the Consolidated Statements of Operations. The change in fair value of interest rate and currency swaps are reflected in “Derivative products” revenues and the change in fair value of total return swaps are reflected in “Net mark-to-market losses on total return swap contracts”.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market losses on non-trading derivatives” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market losses on non-trading derivatives.” The net amount representing hedge ineffectiveness on fair value hedges, recorded in “Net mark-to-market losses on non-trading derivatives” was ($8,013), ($5,747) and ($1,313) for the years ended December 31, 2008, 2007 and 2006, respectively. Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Losses” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded. At December 31, 2008, $102 was recorded as hedge ineffectiveness on cash flow hedges in “Net mark-to-market losses on non-trading derivatives.” As of December 31, 2008, $2,599 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative or hedged item expires or is sold or the hedge relationship is de-designated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Income” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Income” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income. In connection with the significant terminations within Ambac’s investment agreement portfolio during 2008, many hedge accounting relationships have been discontinued. The fair value of derivatives in designated fair value or cash flow hedges and considered highly effective under SFAS 133 was $161,648 and $252,218 as of December 31, 2008 and 2007, respectively.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. The changes to the fair value of the derivative contract are recorded as a component of “Net mark-to-market losses on non-trading derivatives” in the accompanying Consolidated Statements of Operations. The change in fair value of such derivative contracts for the years ended December 31, 2008, 2007 and 2006 was ($7,881), ($3,312) and ($101), respectively.

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

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”), as amended, provides for the granting of stock options, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides similar awards to non-employee members of Ambac’s Board of Directors. The number of shares awarded to each non-employee director under the Directors Equity Plan are determined by formula. As of December 31, 2008, approximately 9,657,364 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

Effective January 1, 2006, Ambac adopted SFAS 123-R, “Share-Based Payment”, by using the modified prospective approach to all employee awards granted after the effective date. Beginning with the effective date, SFAS 123-R requires entities to recognize compensation cost for all equity-classified awards after the effective date and for all awards granted to employees prior to the effective date of SFAS 123-R that remain unvested on the effective date using the fair-value measurement method and estimating forfeitures for all unvested awards. Under the fair-value measurement method, a share-based award is generally measured based on the grant-date fair value of the award. SFAS 123-R requires the grant date expensing of share-based awards granted to retirement-eligible employees. Based on interpretative guidance under SFAS 123-R, Ambac must elect to continue to expense awards to retirement eligible employees on the grant date or accrue in the year prior to the grant date (service period). Ambac elected to accrue the estimated cost of future stock-compensation grants to retirement-eligible employees over the service period. The fair value of share-based awards that only require future service are amortized over the relevant service period. For an award with only service conditions that has a graded vesting schedule, the fair value of the award is attributed on a straight-line basis over the requisite service period for each separately vested portion of the award as if the award was, in-substance, multiple awards. The fair value of the market condition based stock option awards are attributed over the shorter of the derived vesting periods based on the output of the valuation model or the service period. RSU awards are attributed over the shorter of the vesting or service period.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with SFAS 52, “Foreign Currency Translation”. Under SFAS 52, functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of “Accumulated Other Comprehensive Loss,” net of any related taxes in Stockholders’ Equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net (loss) income. The Consolidated Statements of Operations include pre-tax gains from such foreign exchange items of $1,933, $14,496 and $8,724 for 2008, 2007 and 2006, respectively.

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

On January 1, 2007, Ambac adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS 109, which provides a framework to determine the appropriate level of tax reserves for uncertain tax positions. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Ambac also accrues interest and penalties related to these unrecognized tax benefits in the provision for income taxes.

Net Income Per Share:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, and stock purchase contracts. There were no dilutive effects at December 31, 2008 and 2007. In 2006, dilutive shares totaled 942,929 additional shares from the assumed conversion of dilutive stock options and nonvested restricted stock units. The number of additional shares is calculated by assuming that outstanding stock options were exercised or purchased contracts were settled and that the proceeds from such exercises or settlements were used to acquire shares of common stock or retire existing debt as specified in the contract at the average market price during the year. Please refer to Note 7 for further discussion of stock purchase contract settlement provisions.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Future Application of Accounting Standards:

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”. SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS 141R, “Business Combinations”. Among other things, SFAS 160 requires that non-controlling interests be clearly identified, labeled, and presented in the consolidated balance sheets within equity, but separate from the parent’s equity. In addition, the amount of consolidated net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. An entity must recognize the effect of applying SFAS 160 prospectively, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively. Ambac will adopt the provisions of SFAS 160 effective January 1, 2009. The adoption of SFAS 160 will require Ambac to reclassify $700,000 for non-controlling interests in subsidiaries from liabilities into equity. This is primarily related to the issuance of Ambac Assurance’s perpetual preferred shares in December 2008 under the contingent capital facility described in Note 14.

On March 19, 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, and is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early application encouraged. Ambac will adopt SFAS 161 on January 1, 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not affect Ambac’s financial condition, results of operations or cash flows.

On January 12, 2009 the FASB issued FASB Staff Position (“FSP”) No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. FSP No. EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. This FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008. Ambac adopted this FSP as of December 31, 2008. The adoption of FSP EITF 99-20-1 did not have a material effect on Ambac’s financial statements.

On May 23, 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises.” The new standard clarifies how SFAS 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e. – loss reserves). It also requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk management activities. Disclosures about the insurance enterprise’s risk-management activities are effective for the first period beginning after issuance of the Statement. Ambac will adopt SFAS 163 effective January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which was adopted in the quarter ended September 30, 2008.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

SFAS 163 requires the recognition of premium revenue, for both upfront and installment paying policies, by applying a fixed percentage of premium to the amount of exposure outstanding at each reporting date (referred to as the level-yield approach), rather than being recognized over the term of each maturity for upfront paying policies. For installment paying policies, SFAS 163 also requires that the accretion discount, equating to the difference between the undiscounted installment premiums and the present value of installment premiums, be recognized through the income statement.

SFAS 163 requires the recognition and measurement of a claim liability based on the present value of expected net cash outflows to be paid, using a risk-free rate, in excess of the unearned premium revenue. Expected net cash outflows under SFAS 163 are probability-weighted cash flow scenarios that reflect the likelihood of all possible outcomes for net claim payments under an insurance contract. This differs from Ambac’s current claim liability approach which we recognize the full amount of estimated net cash outflows based, in many cases, on a single scenario discounted at a rate which approximates our investment portfolio yield.

SFAS 163 will be applied to existing financial guarantee insurance contracts in effect on January 1, 2009 and the cumulative effect of initially applying this Statement will be recorded as an adjustment to the opening balance of retained earnings. Ambac believes that the cumulative effect of initially applying the provisions of SFAS 163 could be material to our financial statements however the impact upon adoption is still not known. The provisions of SFAS 163 are complex and its implementation has presented significant challenges as a result of the short implementation time frame, resolution of difficult interpretational issues and significant changes to our internal accounting and reporting systems. Ambac continues to evaluate the impact of the standard with regard to revenue recognition, claim liabilities and deferred acquisition costs on its financial statements.

Reclassifications:

Certain reclassifications have been made to prior years’ amounts to conform to the current year’s presentation.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

3        INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2008:
Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543
Corporate obligations	443,804	7,448	69,688	381,564
Foreign obligations	143,328	8,669	1,628	150,369
U.S. government obligations	172,838	10,988	—	183,826
U.S. agency obligations	483,751	75,533	—	559,284
Mortgage-backed securities	3,788,822	19,131	1,946,981	1,860,972
Asset-backed securities	1,626,849	2,768	488,499	1,141,118
Short-term	1,454,229	—	—	1,454,229
Other	13,956	232	129	14,059

	12,548,908	166,732	2,709,676	10,005,964

Fixed income securities pledged as collateral:
U.S. government obligations	125,068	4,626	—	129,694
U.S. agency obligations	29,735	2,222	—	31,957
Mortgage-backed securities	122,488	2,714	—	125,202

Total collateralized investments	277,291	9,562	—	286,853

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817

2007:
Fixed income securities:
Municipal obligations	$8,550,895	$231,099	$18,176	$8,763,818
Corporate obligations	768,277	25,792	10,393	783,676
Foreign obligations	303,655	13,861	90	317,426
U.S. government obligations	134,639	3,376	—	138,015
U.S. agency obligations	408,996	32,604	105	441,495
Mortgage-backed securities	4,460,620	7,666	352,163	4,116,123
Asset-backed securities	2,598,529	11,432	43,029	2,566,932
Short-term	879,039	28	—	879,067
Other	13,571	839	132	14,278

	18,118,221	326,697	424,088	18,020,830

Fixed income securities pledged as collateral:
U.S. agency obligations	210,638	30,635	—	241,273
Mortgage-backed securities	134,502	120	1,055	133,567

Total collateralized investments	345,140	30,755	1,055	374,840

Total investments	$18,463,361	$357,452	$425,143	$18,395,670

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds Sterling, Euros or Australian dollars.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amortized cost and estimated fair value of investments at December 31, 2008, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,535,530	$1,537,473
Due after one year through five years	1,143,576	1,176,531
Due after five years through ten years	1,026,863	1,029,469
Due after ten years	3,582,071	3,422,052

	7,288,040	7,165,525
Mortgage-backed securities	3,911,310	1,986,174
Asset-backed securities	1,626,849	1,141,118

	$12,826,199	$10,292,817

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
2008:
Fixed income securities:
Municipal obligations.	$2,420,553	$150,494	$524,667	$52,257	$2,945,220	$202,751
Corporate obligations	133,118	12,868	148,322	56,820	281,440	69,688
Foreign obligations	18,270	1,628	—	—	18,270	1,628
Mortgage-backed securities	225,612	40,549	651,680	1,906,432	877,292	1,946,981
Asset-backed securities	638,170	212,501	339,612	275,998	977,782	488,499
Other	672	108	59	21	731	129
Short-term	822	—	—	—	822	—

Total temporarily impaired securities	$3,437,217	$418,148	$1,664,340	$2,291,528	$5,101,557	$2,709,676

2007:
Fixed income securities:
Municipal obligations.	$838,561	$9,750	$633,379	$8,426	$1,471,940	$18,176
Corporate obligations.	170,659	4,376	53,822	6,017	224,481	10,393
Foreign obligations.	18,836	54	40,421	36	59,257	90
U.S. agency obligations	—	—	9,150	105	9,150	105
Mortgage-backed securities.	3,071,772	343,386	730,354	9,832	3,802,126	353,218
Asset-backed securities.	944,450	39,957	22,000	3,072	966,450	43,029
Other	1,143	108	36	24	1,179	132

Total temporarily impaired securities	$5,045,421	$397,631	$1,489,162	$27,512	$6,534,583	$425,143

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of December 31, 2008 and 2007 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor as applicable and analysis of projected defaults on the underlying collateral; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. See Note 2 for a more detailed discussion on Ambac’s impairment review process.

At December 31, 2008 and 2007, there were 428 and 332 individual fixed income securities, respectively where the aggregate amortized cost exceeded fair value. Unrealized losses on these securities as a percentage of amortized cost was 53% and 7%, as of December 31, 2008 and 2007, respectively. The unrealized losses in fixed income securities at December 31, 2008 and 2007 were concentrated in Alt-A residential mortgage backed securities.

Of the securities that were in a gross unrealized loss position at December 31, 2008, $56,553 of the total fair value and $129,741 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $54,534 and unrealized loss balance of $129,468. Management’s evaluation of residential mortgage-backed securities for other than temporary impairment is discussed further below and in Note 2. Of the securities that were in a gross unrealized loss position at December 31, 2007, $1,179 of the total fair value and $132 of the unrealized loss related to below investment grade securities and non-rated securities.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of December 31, 2008 is primarily related to Alt-A residential mortgage backed securities. Of the $1,906,432 of unrealized losses on mortgage-backed securities for greater than 12 months, $1,875,916 or 98% is attributable to 51 individual Alt-A securities. These individual securities have been in an unrealized loss position for between 15-22 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2006-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

As part of the quarterly impairment review process, management has analyzed the cash flows of all Alt-A securities held based on the default, prepayment and severity loss assumptions specific to each security’s underlying collateral. Management has contracted an external consultant to model each of the securities in our portfolio. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period, and then projects remaining cash flows using a number of loan-specific assumptions, including default rates, prepayment rates, and recovery rates. Management considered this analysis in making our determination that a credit loss is not probable on these transactions.

Using the analysis of Alt-A securities’ cash flows, management has determined that certain transactions with a fair value of $361,142 and unrealized loss of $1,446,316 are at greater risk of suffering other-than-

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

temporary impairments in the future. Although our analysis indicates that at this time credit losses are not probable, expected collateral cash flows are closer to resulting in projected shortfalls of principal or interest on these securities relative to our other Alt-A holdings. Therefore, deterioration in the expected performance of collateral, changes in interest rates, or other factors that impact performance is more likely to result in an other-than-temporary impairment in the future.

Asset-backed securities

The increase in gross unrealized losses on asset-backed securities during the year-ended December 31, 2008 was the result of widening credit spreads across all asset classes in the structured finance market due to the credit crisis and global recession. Of the $275,998 of unrealized losses on asset-backed securities greater than 12 months, 9 student loan positions comprise $152,659. These individual securities have been in an unrealized loss position for between 14-17 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. On certain asset backed securities where cash flow projections are pertinent, management may stress underlying collateral based on default, prepayment and severity assumptions to ascertain if a sufficient amount of subordination, overcollateralization or excess spread is available. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management does not have any credit concerns with these transactions and therefore believes that the receipt of all principal and interest from asset-backed securities is probable.

Municipal obligations

The increase in gross unrealized losses on municipal obligations during the year-ended December 31, 2008 was a result of credit spreads widening across the spectrum since the onset of the credit crisis and particularly since the downgrades of the financial guarantors occurred. The Company does not have credit concerns with the municipal securities since many of the underlying credits are highly rated in the AA category and the Company believes that receipt of all principal and interest on these securities is probable.

Realized Gains and Losses:

The following table details amounts included in net realized gains (losses) by segment:

	2008		2007		2006
	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services
Gross realized gains on securities	$130,221	$56,676	$3,790	$998	$3,867	$2,159
Gross realized losses on securities	(42,939)	(28,928)	(1,240)	(2,233)	(2,839)	(648)
Other–than-temporary impairment on securities	(70,931)	(451,931)	—	(40,080)	(119)	—
NCFE recoveries	—	1,759	—	6,458	—	55,474
Net gain on investment agreement terminations	—	173,673	—	963	—	2,270
Foreign exchange (losses) gains	(7,344)	12,401	7,381	4,841	6,176	—

Net realized gains/losses	$9,007	$(236,350)	$9,931	$(29,053)	$7,085	$59,255

Quarterly evaluations for credit impairment among Ambac’s investments in Alt-A residential mortgage-backed securities identified certain securities that are not expected to pay all contractual principal and interest

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

when due. Accordingly, management recorded other-than-temporary impairment charges of $334,885 on these investments, for the year ended December 31, 2008.

Also during its quarterly impairment evaluations, management identified certain investment securities to potentially sell in order to satisfy additional collateral posting requirements, investment agreement terminations or other near term liquidity needs. Management recorded other-than-temporary impairment charges of $186,932 for the year ended December 31, 2008 for the securities identified at each quarterly evaluation date that were in an unrealized loss position because management did not have the intent to hold the securities for a period of time sufficient to allow for recovery in market value to amortized cost. Other-than-temporary impairment charges in 2007 of $40,080 were a result of management’s intent to sell specific securities to meet potential liquidity needs.

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2008:

Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
MBIA Insurance Corporation	$974,959	$41,777	$16,424	$—	$1,033,160	A+
Financial Security Assurance Inc	957,258	32,386	24,353	—	1,013,997	AA-
Financial Guarantee Insurance Corp	947,295	—	28,960	—	976,255	AA-
Ambac Assurance Corp	35,867	24,548	511,395	3,079	574,889	BBB
Assured Guaranty Corporation	—	—	9,649	—	9,649	BB-

Total	$2,915,379	$98,711	$590,781	$3,079	$3,607,950	A+

Financial Services
Financial Security Assurance Inc	$—	$58,500	$12,354	$—	$70,854	A
Assured Guaranty Corporation	—	—	21,748	—	21,748	BBB-

Total	$—	$58,500	$34,102	$—	$92,602	A-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Financial Guarantee Investment Income:

Net investment income from the Financial Guarantee segment was comprised of the following:

	2008	2007	2006
Fixed income securities	$459,725	$451,809	$417,339
Short-term investments	24,457	12,094	9,358
Loans	14,896	5,871	2,088

Total investment income	499,078	469,774	428,785
Investment expense	(5,018)	(4,726)	(4,900)

Net investment income	$494,060	$465,048	$423,885

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Securities purchased under agreements to resell (repurchase agreements) – In the normal course of business, Ambac holds securities under repurchase agreements with various counterparties. A portion of these securities has been pledged to Ambac’s investment agreement counterparties (including counterparties with agreements structured as investment repurchase agreements). Such securities may not then be repledged by the investment agreement counterparty to another entity. Securities purchased under agreements to resell have also been pledged to certain interest rate swap and credit derivative counterparties. Under the terms of these derivative agreements, Ambac and its counterparties may be required to pledge collateral to the other resulting from changes in the estimated fair value of those agreements. Both Ambac and the counterparties have identical rights to pledge or rehypothecate the securities received under these derivative agreements.

(2)	Securities held in Ambac’s investment portfolio – Ambac pledges investments it holds in its investment portfolio to (a) investment and investment repurchase agreement counterparties; (b) repurchase agreement counterparties in accordance with the terms and conditions described in (1) above; and (c) a non-U.S. domiciled insurance company which has ceded insurance risks to Ambac. Securities pledged to investment and investment repurchase agreement counterparties as well as non-U.S. domiciled insurers may not then be re-pledged to another entity. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (reverse repurchase agreements). Ambac’s counterparties under derivative agreements and reverse repurchase agreements have the right to pledge or rehypothecate the securities and as such, are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(3)	Cash and Securities pledged to Ambac under derivative agreements – Ambac may repledge securities it holds from certain derivative counterparties as described in (1) above, to other derivative counterparties in accordance with its rights and obligations under those agreements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio, and (ii) how that collateral was pledged to various investment and investment repurchase agreement, derivative and reverse repurchase agreement counterparties and non-U.S. domiciled insurers at December 31, 2008 and 2007:

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non-U.S. domiciled insurers	Fair value of securities sold under agreements to repurchase
2008:
Sources of Collateral:
Securities purchased under agreements to resell	$—	$—	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	3,195,550	2,404,591	488,403	15,703	286,853
Cash and securities pledged from its derivative counterparties	229,382	—	227,313	—	—

2007:
Sources of Collateral:
Securities purchased under agreements to resell	$251,517	$248,734	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	2,322,247	1,930,421	—	16,986	374,840
Cash and securities pledged from its derivative counterparties	115,984	—	19,232	—	—

Securities carried at $6,999 and $6,676 at December 31, 2008 and 2007, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

4        LOANS

Loans have been extended to customers participating in certain structured municipal transactions. The loans are collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying the transactions serve as additional collateral for the loans. Ambac acts as the payment custodian and holds the funds posted as collateral. At December 31, 2008 and 2007, both the loan balances outstanding and collateral held were $554,969 and $586,395, respectively. As of December 31, 2008 and 2007, the interest rates on these loans ranged from 7.05% to 8.06% and from 6.25% to 8.06%, respectively. The range of final maturity dates of these loans is January 2013 to January 2027 as of December 31, 2008. Included in Loans at December 31, 2008 and 2007 on the Consolidated Balance Sheets are amounts issued by a consolidated VIE. See Note 10 for further information.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

5        REINSURANCE

The effect of reinsurance on premiums written and earned was as follows:

	Years Ended December 31,
	2008		2007		2006
	Written	Earned	Written	Earned	Written	Earned
Direct	$519,139	$1,249,146	$1,008,531	$913,798	$960,372	$868,725
Assumed	17,736	22,964	22,871	31,665	36,297	34,279
Ceded	(53,162)	(249,353)	(277,532)	(104,002)	(103,496)	(91,381)

Net premiums	$483,713	$1,022,757	$753,870	$841,461	$893,173	$811,623

Ceded Reinsurance: Ambac Assurance ceded exposures under various reinsurance contracts primarily designed to diversify risk, increase underwriting capacity, manage capital needs and strengthen financial ratios. Ceded premiums are considered prepaid reinsurance premiums and are amortized into income in proportion to the protection received.

The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders in the full amount of its policy.

Ambac Assurance’s reinsurance assets, including prepaid reinsurance and reinsurance recoverables on losses amounted to $450,464 at December 31, 2008. This credit exposure existed at December 31, 2008 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. Ambac Assurance requires certain reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers, (ii) is entitled to receive collateral from its reinsurance counterparty in certain reinsurance contracts, and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of a rating downgrade (S&P or Moody’s) of a reinsurer. Given the financial strength of its reinsurers at the inception of each reinsurance contract, Ambac Assurance requires collateral from reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $627,190 from its reinsurers at December 31, 2008. The largest reinsurer accounted for 5.8% of gross par outstanding at December 31, 2008.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2008, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $63,650,079. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2008 and its rating levels as of February 28, 2009:

	Standard & Poor’s		Moody’s		Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(3)
Reinsurers	Rating	Credit watch	Rating	Credit watch
Assured Guaranty Re Ltd	AA	Stable	Aa3	Stable	45.31%	$—
Radian Asset Assurance Inc(1)	BBB+	CWN	A3	Rating under review	15.36%	14,614
RAM Reinsurance Co Ltd.(1)	A+	Negative outlook	Baa3	Developing	10.88%	—
Swiss Reinsurance Co(2)	A+	Stable	A1	Negative outlook	10.39%	—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Negative outlook	5.91%	—
Assured Guaranty Corporation	AAA	Stable	Aa2	Stable	5.18%	2,372
MBIA Insurance Corporation(2)	BBB+	Negative outlook	B3	Developing	4.36%	—
Financial Security Assurance Inc	AAA	CWN	Aa3	Developing	1.40%	—
Financial Guaranty Insurance Corp	CCC	Negative outlook	Caa1	Negative outlook	0.97%	45,786
Other					0.24%	—

Total					100.00%	$62,772

(1)	Reinsurer was downgraded in 2008 by S&P and/or Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Reinsurer was downgraded in February 2009 by S&P and Moody’s. According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(3)	Represents ceded case loss and loss expense reserves and reinsurance recoverables on ceded paid losses and loss expenses, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

Assumed Reinsurance:

Under reciprocal reinsurance agreements with various financial guarantor competitors, Ambac Assurance has assumed exposures. Ambac and MBIA have had such a reciprocal reinsurance agreement since 1995 when the two companies created an unincorporated international joint venture. In 2004, Ambac Assurance entered into reciprocal reinsurance agreements with FSA Guarantee for healthcare and international PFI transactions. Additionally, Ambac Assurance’s portfolio has assumed transactions that it obtained in connection with its purchase of Everspan in 1998. Under the provisions of each of these reinsurance agreements, the ceding company has certain cancellation rights that became exercisable upon the rating downgrades of Ambac Assurance in 2008 and accordingly, the ceding insurer has the ability to terminate and recapture the reinsured exposures. The cost of such termination is based on the provisions of each reinsurance contract and amounts would be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements. Certain contracts require an increase in ceding commission if termination is not elected by the primary insurer.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table displays assumed exposures from ceding enterprise as of December 31, 2008:

Primary insurers	Assumed gross par	Percentage of total gross par assumed	Unearned premiums	Case loss reserves	2008 Earned premiums
MBIA Insurance Corporation	$3,107,003	64%	$20,969	$—	$13,306
Financial Security Assurance Inc	1,060,140	22%	27,377	234	2,775
Customer Asset Protection Company	225,895	5%	709	—	6,207
Other	445,079	9%	2,202	—	676

Total	$4,838,117	100%	$51,257	$234	$22,964

6        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, Ambac Assurance’s liability for losses and loss expenses consists of case basis and active credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

	2008	2007	2006
Case basis loss and loss expense reserves:
Balance at January 1	$120,904	$47,430	$106,532
Less: reinsurance recoverables	11,088	4,972	3,468
Plus impact on foreign exchange gains on loss reserves	156	5	—

Net balance at January 1	109,972	42,463	103,064

Transfers from (to) active credit reserves:
Current year	960,008	69,870	34,660
Prior years	661,727	(4,489)	10,307

Total transfers from active reserves	1,621,735	65,381	44,967

Paid (net of recoveries) related to:
Current year	236,842	10,892	32,895
Prior years	334,170	(13,020)	72,673

Total paid	571,012	(2,128)	105,568

Net balance at December 31	1,160,695	109,972	42,463
Less impact on foreign exchange gains on loss reserves	156	156	5
Plus reinsurance recoverables	136,102	11,088	4,972

Balance at December 31	1,296,641	120,904	47,430

Active credit reserve:
Balance at January 1	363,372	172,644	197,607
Provision for losses	2,227,583	256,109	20,004
Transfers to case reserves	(1,621,736)	(65,381)	(44,967)

Balance at December 31	969,219	363,372	172,644

Total	$2,265,860	$484,276	$220,074

The provision for losses of $2,227,583 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The provision for losses and loss expenses represents the expense recorded for losses

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The 2008 loss and loss expenses were primarily driven by provisions for losses on deteriorating mortgage-backed security exposures, partially due to deterioration in credit underwriting standards by mortgage originators. Ambac has established subrogation recoveries of $859,529 for substantiated representation and warranty breaches by certain transaction sponsors.

Ambac establishes an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve is generally established through a process that estimates probable losses inherent in the adversely classified credit portfolio. Provisions are recognized through the active credit reserve based on the ongoing analysis of the portfolio as discussed in Note 2. Upon default of the underlying credit, the reserve is transferred from active credit reserves to case basis credit reserves.

Case basis credit reserves are established for losses on insured obligations that have already defaulted. We believe our definition of case basis credit reserves differs from other financial guarantee industry participants. Our case reserves represent the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expenses consider defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights.

During 2008, 2007 and 2006, gross losses paid were $638,194, $30,417 and $126,183, respectively. During 2008, 2007 and 2006, other recoveries (under subrogation rights) of losses were $11,719, $27,875 and $16,711, respectively.

The 2008 loss and loss expenses were primarily driven by provisions for losses for deteriorating mortgage-backed securities.

Loss estimates for mortgage-backed securities are significantly impacted by underlying borrower default rates and severity of declines in housing prices in the U.S., among other factors. Ambac’s accounting policy regarding loss reserves has been identified as a “critical accounting estimate” due to the valuation’s significance to the financial statements since it requires management to make numerous complex and subjective judgments relating to amounts which are inherently uncertain.

7        LONG-TERM DEBT AND LINES OF CREDIT

Long-term Debt:

The carrying value of long-term debt was as follows:

	As of December 31,
	2008	2007
9 - 3/8% Debentures, due 2011	$142,390	$142,347
9.500% Senior Notes, due 2021	234,738	—
7 - 1/2% Debentures, due 2023	74,703	74,682
5.95% Debentures, due 2035	399,849	399,844
6.15% Directly-issued subordinated capital securities (“DISCs”), due 2087	397,510	397,421
5.95% Debentures, due 2103	200,000	200,000
5.875% Debentures, due 2103	175,000	175,000

Total debentures and DISCs	1,624,190	1,389,294
Variable interest entity notes	244,500	280,651

Total long-term debt	$1,868,690	$1,669,945

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

In March 2008, Ambac issued 5,000,000 Equity Units. Each Unit has a stated amount of $50 and initially consists of (a) a Purchase Contract on Ambac common stock issued by Ambac and (b) a 1/20th, or 5%, beneficial ownership interest in $1,000 principal amount of Ambac’s 9.50% Senior Notes due 2021. The Purchase Contracts obligate the Unit holder to purchase for $50 in cash a predetermined number of shares of Ambac’s common stock which is determined by reference to the average of the volume weighted average price per share of Ambac’s common stock over the 20-trading day period ending on the third trading day prior to May 17, 2011. The Senior Notes, which pay interest quarterly on February 15, May 15, August 15, and November 15, will be remarketed beginning in February 2011 and the proceeds will be used to satisfy the Unit holder’s payment obligations under the Purchase Contracts. Upon a successful remarketing, the interest rate on the notes will be reset and thereafter interest will be paid semi-annually. Ambac may also elect to change the maturity date of the senior notes to a date not earlier than May 17, 2013. In the event that the Senior Notes are not successfully remarketed the interest rate will not be reset and the Unit holder will have the right to put its senior notes to Ambac to satisfy its payment obligation under the Purchase Contracts. Each equity unit provides for the purchase of Ambac common shares at a price per share that ranges from $6.75 to $7.97. The fair value allocated to the purchase contract at closing is recognized in additional paid-in-capital in Stockholders’ Equity on the Consolidated Balance Sheets.

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

In 2007, Ambac issued in a public offering $400,000 of Directly-Issued Subordinated Capital Securities due 2087 (the DISCSsm) and bears interest of 6.15%, payable semi-annually in arrears on February 15 and August 15 of each year beginning August 15, 2007. The DISCS may be redeemed in whole or in part at Ambac’s option, or in whole upon the occurrence of certain tax or rating agency events, at the applicable redemption price. Ambac used the proceeds from the offering to repurchase $400,000 of its common stock pursuant to an accelerated share repurchase program.

In connection with the completion of the DISCs offering, Ambac entered into a replacement capital covenant for the benefit of persons that buy, hold or sell a specified series of long-term indebtedness of Ambac.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The debentures due on February 28, 2103 were issued on February 28, 2003 in the principal amount of $200,000 and bear interest of 5.95%, payable on March 31, June 30, September 30 and December 31 of each year. After February 28, 2008, the debentures became eligible for redemption at 100% of their principal amount, plus accrued interest to the date of redemption. Ambac may also shorten the maturity of the debentures or redeem all of the debentures at 100% of their principal amount, plus accrued interest, in the event of certain changes involving United States federal income taxation.

The debentures due on March 24, 2103 were issued on March 24, 2003 in the principal amount of $175,000 and bear interest of 5.875%, payable on March 31, June 30, September 30 and December 31 of each year beginning June 30, 2003. After March 24, 2008, Ambac became eligible to redeem the debentures at 100% of their principal amount, plus accrued interest to the date of redemption. Ambac may also shorten the maturity of the debentures or redeem all of the debentures at 100% of their principal amount, plus accrued interest, in the event of certain changes involving United States federal income taxation.

The Ambac 5.95% Debentures due 2035, CUSIP No. 023139AE8, constitutes DISCs Covered Debt whose holders are entitled to the benefits of the DISCS Replacement Capital Covenant.

The variable interest entity notes were issued by a consolidated VIE. Ambac is the primary beneficiary of the VIE as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated this variable interest entity note and all other assets and liabilities of the VIE. Ambac is not primarily liable for the debt obligations of this entity. Ambac would only be required to make these payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of this VIE. Please refer to Note 10 for a detailed description of the VIE.

Credit Facilities:

As of August 6, 2008, Ambac was in violation of certain net asset covenants contained in the Credit Agreement dated as of July 30, 2007, as amended (the “Credit Agreement”), among Ambac, Ambac Assurance, Citibank, N.A., as Administrative Agent, (the “Administrative Agent”), The Bank of New York and KeyBank, National Association, as co-syndication agents, HSBC Bank USA, N.A. and Wachovia Bank, National Association, as co-documentation agents (collectively the “Lenders”) and Citigroup Global Markets Inc., as the sole lead arranger and sole book runner, and certain other financial institutions. Management determined that the terms required to amend the Credit Agreement were uneconomical and not in the best interests of Ambac and its shareholders. As a result, the Commitments (as defined in the Credit Agreement) under the Credit Agreement and, accordingly, the Credit Agreement were terminated, effective September 4, 2008, pursuant to the notice given by Ambac and Ambac Assurance to the Administrative Agent on September 2, 2008. The Credit Agreement provided Ambac with a $400 million five-year unsecured, committed revolving credit facility that was due to expire on July 30, 2012. The Credit Agreement enabled Ambac to borrow for general corporate purposes, including the payment of claims. Because neither Ambac nor Ambac Assurance has drawn any amounts under the Credit Agreement, there was no early termination penalties incurred.

8        OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31, 2008 and 2007, the contractual interest

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rates for these agreements, which include both fixed and variable, ranged from 1.32% to 7.66% and from 1.57% to 8.63% respectively. As of December 31, 2008 and 2007, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $2,642,197 and $7,832,612, respectively.

Net payments due under investment agreements, based on the earliest optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2009	$1,452,618
2010	49,721
2011	125,970
2012	67,726
2013	11,649
All later years	934,513

$2,642,197

Obligations under payment undertaking agreements represent funds received by Ambac from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In connection with these transactions, Ambac is obligated to make periodic agreed upon payments. As of December 31, 2008 and 2007, the interest rates on these obligations ranged from 7.05% to 8.06% and from 6.25% to 8.06%, respectively. Net payments due under payment agreements in each of the next five years ending December 31, and the periods thereafter, based on contractual payment dates, are as follows:

Principal Amount
2009	$266,190
2010	(4,149)
2011	(4,488)
2012	(4,855)
2013	42,655
All later years	259,616

$554,969

9        INCOME TAXES

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2008	2007	2006
Current taxes	$(831,493)	$304,801	$334,639
Deferred taxes	822,286	(2,203,560)	(337)

	$(9,207)	$(1,898,759)	$334,302

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The total effect of income taxes on income and stockholders’ equity for the years ended December 31, 2008 and 2007 was as follows:

	2008	2007
Total income taxes charged to income from continuing operations	$(9,207)	$(1,898,759)

Income taxes charged (credited) to stockholders’ equity:
Unrealized losses on investment securities	(830,087)	(164,324)
Unrealized losses on derivative hedges	(1,344)	(8,692)
Stock-based compensation	13,850	(8,511)
Other	(1,973)	1,371

Total credited to stockholders’ equity	(819,554)	(180,156)

Total effect of income taxes	$(828,761)	$(2,078,915)

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2008	%	2007	%	2006	%
Tax on income from continuing operations at statutory rate	$(1,966,460)	35.0%	$(1,801,421)	35.0%	$423,575	35.0%
Changes in expected tax resulting from:
Tax-exempt interest	(96,762)	1.7	(102,436)	2.0	(94,044)	(7.8)
Valuation allowance	2,053,000	(36.5)	—	—	—	—
Addition to (release of) tax reserves	(6,400)	0.1	2,700	(0.1)	2,030	0.2
State income taxes, net of federal tax benefit	—	—	—	—	1,558	0.1
Other, net	7,415	(0.1)	2,398	—	1,183	0.1

Tax expense on income from continuing operations	$(9,207)	0.2%	$(1,898,759)	36.9%	$334,302	27.6%

The addition to tax reserves in 2008, 2007 and 2006 relates to the accrual of interest on existing tax reserves. The release of tax reserves in 2008 relates to the settlement of an Internal Revenue Service audit.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2008 and 2007 are presented below:

	2008	2007
Deferred tax liabilities:
Contingency reserve	$—	$406,957
Deferred acquisition costs	75,947	90,386
Unearned premiums and credit fees	119,200	102,595
Investments	—	10,903
Mark–to-market gains on non-trading derivatives	20,354	16,616
Other	6,146	9,701

Total deferred tax liabilities	221,647	637,158

Deferred tax assets:
Unrealized losses on credit derivatives	$1,653,359	$2,077,229
Net operating loss carryforward	1,224,225	—
Tax and loss bonds	—	371,371
Loss reserves	382,657	169,366
Unrealized losses on bonds	1,063,238	73,630
Alternative minimum tax credit carryforward	21,969	—
Investments	5,278	—
Compensation	37,222	48,591
Other	14,198	13,351

Sub-total deferred tax assets	4,402,146	2,753,538
Valuation allowance	2,053,000	—

Total deferred tax assets	2,349,146	2,753,538

Net deferred tax assets (liabilities)	$2,127,499	$2,116,380

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2008 and 2007 is as follows:

	2008	2007
Balance at January 1,	$89,600	58,900
Increases related to prior year tax positions	4,100	2,700
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	—	28,000
Settlements	(10,500)	—
Lapse of statute	—	—

Balance at December 31,	$83,200	$89,600

Included in these balances at December 31, 2008 and 2007 are $31,400 and $37,800 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the year ended December 31, 2008, federal tax reserves related to the unrecognized tax benefits decreased by $10,500 for issues that no longer warrant a tax reserve after a U.S. tax settlement for the years 2001 through 2004. Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During 2008 and 2007, Ambac recognized interest of approximately $4,100 and $2,700, respectively. Ambac had approximately $9,000 and $4,900 for the payment of interest accrued at December 31, 2008 and 2007, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Aside from an additional accrual for interest and penalties, it is not likely that the uncertain tax position will change in the next 12 months.

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

However, when Ambac began to write CDS contracts in a pay as you go format in 2005, Ambac continued to treat them as put options for federal income tax purposes, including deferring income recognition until the contract lapsed. Ambac has filed for a “change of accounting method” with the IRS for the tax year 2008 in order to properly recognize premium income when received, rather than deferring it. However, under current tax law Ambac must continue to defer income recognition from these CDS contracts on its tax filings until the IRS approves its “accounting method” change. Ambac experienced its first losses on these “pay as you go” contracts in 2007 and adopted the proposed contingent swap regulations as its method of accounting for these losses. With regard to the characterization of income/losses (capital vs. ordinary), the characterization of an item is a matter of fact which does not require IRS approval to change. Accordingly, since Ambac believes the facts clearly indicate that “pay as you go” contracts are notional principal contracts, as described above, we believe that we have properly characterized the income and losses on “pay as you go” contracts as ordinary. Nonetheless, in the event that the IRS were to ultimately decide that “pay as you go” contracts should be characterized as capital assets, a significant increase in the valuation allowance would be required. The material losses in Ambac’s CDS portfolio relate to these “pay as you go” contracts.

Prior to 2007, the Company had an established history of increasing profitability in both pre tax GAAP earnings and taxable income before special deductions, which were $1,210,213 and $1,008,090 respectively in 2006. The primary differences between the GAAP earnings and taxable income were the timing of recognition of premium and losses and tax exempt investment income.

Over the past 2 years, the Company experienced significant mark to market losses on its CDS portfolio, incurred significant losses on its RMBS (real estate mortgage backed securities) and significant increases in the unrealized losses on its investment portfolio, which resulted in overall net losses on both a GAAP and tax basis. The extent of these losses was much greater than originally anticipated and it is reasonably possible that these losses may continue to develop in future periods.

As of December 31, 2008, the Company established a gross deferred tax operating asset of $3,123,473 and a gross deferred tax capital asset of $1,057,026, resulting in a total deferred tax asset of $4,180,499. In accordance with SFAS 109, “Accounting for Income Taxes” the Company evaluated our deferred income taxes quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

As part of assessing the recoverability of the deferred tax operating asset, the Company utilized scheduling of future taxable income and tax deductions. The Company is estimating future taxable income and deductions of the existing business based on a scenario which assumes no new business in the future, thereby only taking into account taxable income from the non-cancelable financial guarantee contracts entered into in prior periods and income from the investment portfolio. Anticipated future tax deductions included in the estimation process include the recognition of losses on insured transactions as well as derivative transactions. The estimations indicated ordinary taxable income of $8,923,000 must be earned over the next 27 years to fully validate the ordinary portion of the deferred tax asset.

As a result of potential development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written, and income from the investment portfolio will not generate sufficient taxable income to recover the full amount of the deferred tax operating asset. A valuation allowance of $2,053,000 has been established against the operating portion of its deferred tax asset to reduce that deferred tax asset to the amount that is more likely than not to be realized based on the estimation of future taxable income from the unearned premiums, recognition of future installment premiums, and income from the investment portfolio less estimated future tax deductions. Based on the existing scheduling process, an additional valuation allowance is expected to be necessary for the tax benefits of any future operating losses. In addition, continued operating losses or changes in the estimates of future taxable income and future deductions could result in the need to recognize additional valuation allowances on the remaining deferred tax asset as of December 31, 2008.

Ambac has not established a valuation allowance in connection with the capital loss portion of its deferred tax asset which is comprised of $891,033 relating to SFAS No. 115 securities for which management has the ability and intent to hold such securities to maturity and $172,205 relating to other-than-temporary impairment charges taken on the remaining investment portfolio. Ambac’s conclusion that no valuation allowance is needed on the capital loss portion of the deferred tax asset is based on Ambac’s ability and intent to hold the SFAS No. 115 securities until maturity and because it is more likely than not that Ambac will have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to capital losses on the other-than-temporary investments impairment charges recorded in the consolidated statement of operations. Consistent with the Company’s assessment of future taxable income, it is the Company’s intent and ability to hold the investment securities with unrealized losses through recovery. It is reasonably possible that the intent and ability to hold may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against the capital loss portion of the deferred tax asset.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis, however the amount currently considered realizable could be significantly reduced or eliminated in the near term if estimates of future taxable income during the carryforward period decreases or future losses increases.

As of December 31, 2008 Ambac has a net operating tax carryforward of approximately $3,497,787, which if not utilized will expire in 2028.

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

10        SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac was an investor in mortgage-backed and other asset-backed securities issued by VIEs. Generally, Ambac invests in investment grade mortgage-backed and other asset-backed securities and the ownership interest is insignificant to the VIE, except in one transaction. In one transaction, Ambac had a beneficial interest in a VIE that purchased fixed rate municipal bonds with proceeds from the issuance of floating rate short term beneficial interests. Ambac was the primary beneficiary of this entity as a result of its beneficial interest. This VIE was liquidated in 2008. The fixed rate municipal debt securities, which are reported as Investments in fixed income securities, at fair value on the Consolidated Balance Sheets, were $0 and $256,546 as of December 31, 2008 and 2007, respectively. The beneficial interests issued to third parties, reported as Obligations under investment and payment agreements on the Consolidated Balance Sheets, were $0 and $250,806 as of December 31, 2008 and 2007, respectively. As a result of the liquidation of this VIE, Ambac recognized realized gains of $4,273 in 2008.

Financial Guarantees:

Ambac has provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the structured finance obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the structured finance obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization.

FIN 46(R) requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the residual returns of the VIE, or both upon the inception of that holder’s involvement in the VIE. FIN 46(R) also requires the primary beneficiary or a holder of a variable interest that is not the primary beneficiary or the primary beneficiary’s related parties to reconsider its initial decision to consolidate a variable interest entity upon occurrence of certain specified events in a subsequent reporting period. Ambac evaluates the existence of a VIE upon entering into a transaction that involves a special purpose entity. For all entities determined to be VIEs, Ambac determines whether it is the primary beneficiary of a VIE both at inception and when reconsideration events occur. This is determined by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Ambac performs a quantitative analysis. Generally, Ambac does not absorb the majority of the expected losses and is not the primary beneficiary as the result of its guarantee of insured obligations issued by VIEs due the financial protection available to Ambac in the structure as noted above. Ambac generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a nonconsolidated VIE, to be a significant variable interest.

As part of Ambac’s loss remediation strategy, Ambac has purchased certain RMBS securities guaranteed by Ambac. Ambac determined that these RMBS securities were issued by QSPEs and thus not subject to the consolidation requirements of FIN 46 (R). The fair value and weighted-average underlying rating, excluding Ambac’s financial guarantee insurance policy, of these securities are $139,347 and CCC–, respectively.

Consolidated VIE

As of December 31, 2008, Ambac is the primary beneficiary and, therefore, consolidated a VIE under one transaction as a result of providing a financial guarantee. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $244,500 and $280,651 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at December 31, 2008 and 2007, respectively. Ambac is subject to potential consolidation of an additional $659,729 of assets and liabilities in connection with future utilization of the VIE.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At December 31, 2008	At December 31, 2007
Assets:
Cash	$1,049	$1,354
Investment income due and accrued	4,599	5,431
Loans	231,603	265,748
Other assets	11,169	13,049

Total assets	$248,420	$285,582

Liabilities:
Accrued interest payable	$3,841	$4,756
Long-term debt	244,500	280,651
Other liabilities	79	175

Total liabilities	248,420	285,582

Stockholders’ equity:	—	—

Total liabilities and stockholders’ equity	$248,420	$285,582

Significant Variable Interest in Non-consolidated VIEs

The following table displays the carrying amount of the liabilities and maximum exposure to loss of Ambac’s significant variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of December 31, 2008:

	Carrying Value of Liabilities
($ Thousands)	Maximum Exposure To Loss(1)	Insurance Liabilities(2)	Derivative Liabilities(3)
Global Structured Finance:
Collateralized debt obligations	$80,961,694	$10,992	$8,320,912
Mortgage-backed - residential	49,190,152	1,725,875	17,991
Mortgage-backed - commercial	1,484,138	8	41,945
Other consumer asset-backed	16,219,277	50,659	24,437
Other commercial asset-backed	62,525,716	30,038	38,029
Other	23,781,551	316,944	48,847

Total Global Structured Finance	234,162,528	2,134,516	8,492,161
Global Public Finance	52,872,674	277,785	21,212

Total	$287,035,202	$2,412,301	$8,513,373

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests. The maximum exposure to loss is included in and not incremental to the gross financial guarantees in force disclosed in Note 15 “Guarantees Inforce”.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)

Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 2 Significant Accounting Policies—“Losses and Loss Expenses” and “Net Premiums Earned” sections for further information related to the accounting for financial guarantee insurance contracts.

(3)

Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 2 Significant Accounting Policies—“Derivative Contracts” section for further information related to the accounting for credit derivative contracts.

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

As of December 31, 2008, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of A- and weighted average life of 2.5 years at December 31, 2008. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regard to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of December 31, 2008, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

Assets sold to the QSPEs during the years ended December 31, 2008, 2007 and 2006 were $0, $0 and $450,000. Ambac Assurance received gross premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $5,695, $6,213 and $5,022 for the years ended December 31, 2008, 2007 and 2006, respectively. Ambac also received fees for providing other services amounting to $221, $245 and $328 for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivative contracts are provided by Ambac Financial Services, a subsidiary of Ambac. Consistent with other non-hedging derivatives, Ambac Financial Services account for these contracts on a trade date basis at fair value. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” on Ambac’s Consolidated Statements of Operations. Ambac Financial Services received $10,905,

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

$33,830 and $31,603 for the years ended December 31, 2008, 2007 and 2006, respectively, under these derivative contracts. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 16 Fair Value Measurements.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ABP Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings as a result of the re-measurement to fair value. At December 31, 2008 the fair value of the QSPEs is $14,290 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the year ended December 31, 2008 is ($17), and is included within Other Income on the Consolidated Statements of Operations.

11        RETIREMENT PLANS

Pensions and Postretirement Health Care and Other Benefits:

During 2006, the Compensation Committee of the Board of Directors approved an amendment to the Ambac Pension Plan that terminated the Plan effective December 31, 2006. Benefits under the Plan ceased to accrue as of December 31, 2006. Benefits were paid under the Plan in 2007 and the remaining plan assets were transferred to a trust to be used to fund other eligible retirement benefits. The remaining plan assets as of December 31, 2008 are disclosed as part of Short-term Investments in the Consolidated Balance Sheets.

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. All plans are contributory. None of the plans are currently funded. Postretirement and postemployment benefits expense was $730, $1,177 and $1,072 in 2008, 2007 and 2006, respectively. The unfunded accumulated postretirement benefit obligation was $8,088 as of December 31, 2008. The assumed health care cost trend rates range from 10% in 2009, decreasing ratably to 6% in 2014. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2008, by $1,870 and the 2008 benefit expense by $258. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2008 by $1,447 and the 2008 benefit expense by $198.

The following table sets forth projected benefit payments from Ambac’s postretirement plan and reflects expected future service where appropriate:

Amount
2009	$139
2010	160
2011	195
2012	204
2013	256
All later years	1,982

$2,936

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for 2008 and 2007 (December 31) were 5.75% and 6.25%, respectively.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes an employer matching contribution of 100% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Effective January 1, 2007, the Compensation Committee of the Board of Directors approved an increase to the matching contribution from 50% to 100% of the employees contribution up to 6%. Ambac may also make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. The total cost of the Savings Incentive Plan was $4,393, $4,678 and $3,757 in 2008, 2007 and 2006, respectively.

12        STOCK COMPENSATION

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

Ambac used the Black-Scholes model to value the 2008 service condition based stock options. Upon the adoption of SFAS No. 123-R, Ambac used a Monte Carlo simulation model for the 2007 and 2006 market condition based stock option grants. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. The assumptions for the 2008, 2007 and 2006 stock option grants are as follows:

	2008	2007	2006
Risk-free interest rate	2.68%	5.0%	4.3% - 4.4%
Expected volatility	68.8%	22.2%	25.3%
Suboptimal factor	n.a.	175%	175%
Dividend yield	0.36%	0.83%	0.80%
Expected life	4.50 years	5.36 years	5.23 years

The expected volatility considers the implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term (Monte Carlo simulation) or expected life (Black-Scholes) of the option. Applicable to the Monte Carlo simulation, the suboptimal factor represents the option holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield is based on historical dividend payments. The risk-free interest

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

rates reflect the yields on U.S. Treasuries over the contractual term (Monte Carlo simulation) or expected life (Black-Scholes) of the award. For the Monte Carlo simulation model, we have adjusted the contractual term of the option for the effect of retirement-eligible participants to arrive at the expected term assumption.

A summary of option activity for the period ending December 31, 2008 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	3,889,573	$70.37
Granted	1,734,929	$9.71
Exercised	(0)	n.a.
Forfeited or expired	(547,095)	$52.08

Outstanding at end of year	5,077,407	$51.61	$0	3.63

Exercisable	2,439,696	$64.17	$0	1.70

The grant date weighted average fair value of stock options granted during 2008, 2007 and 2006 were $5.71, $24.71 and $22.25, respectively. The intrinsic value for stock options exercised during 2008, 2007 and 2006 was $0, $21,152 and $37,334, respectively.

As of December 31, 2008, there was $8,719 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 1.3 years. Gross stock option expense for 2008, 2007 and 2006 was $1,749, $15,345 and $15,079, respectively. The net income effect from stock options for 2008, 2007 and 2006 were $138, $7,033, and $5,692, respectively.

Cash received from stock option exercises for 2008 and 2007 was $0 and $27,020. The income tax benefits from share-based arrangements totaled $0 and $8,511 for 2008 and 2007, respectively, with approximately $0 and $6,640, respectively, attributed to stock option exercises. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

RSUs:

RSUs are granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. Officers at the level of Managing Director and above, can, in lieu of the first twenty-five percent of their cash bonus, receive RSUs. These RSUs are granted at a twenty-five percent discount to the fair market value of Ambac common stock on the date of grant. These employees can elect to defer more than twenty-five percent of their cash bonuses in the form of RSUs, however, the aforementioned discount does not apply. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death. As of December 31, 2008, 3,048,529 RSUs remained outstanding, of which (i) 2,783,687 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 264,842 units did not require future service.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information with respect to the RSU awards is as follows:

	2008	2007	2006
RSUs awarded	4,112,130	267,359	260,086
Weighted average fair value per share	$9.93	$86.77	$75.13
Gross RSU expense	$16,119	$18,141	$22,448
Net income effect	$13,368	$9,509	$9,629

A summary of RSU activity for 2008 is as follows:

	2008
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,183,192	$66.61
Granted	4,112,130	$9.93
Delivered	(1,955,826)	$22.71
Forfeited	(290,967)	$25.41

Outstanding at end of year	3,048,529	$18.70

As of December 31, 2008, there was $19,251 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.79 years. The fair value for RSUs vested during 2008, 2007 and 2006 was $4,324, $25,842 and $8,511, respectively.

13        COMMITMENTS AND CONTINGENCIES

Ambac is responsible for leases on the rental of office space. The lease agreements, which expire periodically through September 2019, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2009	$9,789
2010	9,913
2011	9,915
2012	9,940
2013	9,884
All later years	55,120

$104,561

Rent expense for the aforementioned leases amounted to $9,858, $9,890 and $9,966 for the years ended December 31, 2008, 2007 and 2006, respectively.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at December 31, 2008.

Ambac Financial Group, Inc, and certain of its present and former officers and directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors and officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al. for alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac Financial Group, Inc., and one former officer and director and one current officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s financial condition and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws.

Various shareholder derivative actions have been filed against certain present and former officers and directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the present regarding, among other things, our guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action; and (iii) two actions filed in the Supreme Court of the State of New York, New York County that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), City of San Francisco, California, Oakland, California and Sacramento, California, the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues. Pre-trial proceedings in these cases will be coordinated by a single California state court.

Additionally, Los Angeles, Stockton, the City of San Diego, and the Counties of San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products. These cases have been removed to Federal court and it appears likely that the cases will be litigated as part of a multidistrict litigation now pending in the Federal District Court for the Southern District of New York.

Ambac has been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services, LLC (“AFS”) with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guarantee insurance policy and that this alleged

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

inability to perform has cost New Orleans additional interest costs on the bonds and (2) AFS improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

In addition to the lawsuits described above, Ambac has also been named in lawsuits brought by issuers of Ambac-insured auction rate securities (“ARS”) and VRDOs. These issuers allege, inter alia, that they incurred increased interest costs in respect of their ARS and /or VRDOs as a result of misrepresentations by Ambac with respect to its financial position and exposures to mortgage backed securities and collateralized debt obligations.

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac produce a wide range of documents and information.

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

14        STOCKHOLDERS’ EQUITY

On June 3, 2008, stockholders approved an amendment to increase Ambac’s authorized shares from 350,000,000 to 650,000,000 shares of common stock, par value $0.01 per share, of which 294,378,282 were issued and 287,239,482 were outstanding as of December 31, 2008. Ambac is also authorized to issue 4,000,000 shares of Preferred Stock, $0.01 par value per share, none of which was issued and outstanding as of December 31, 2008. At December 31, 2008, Ambac also had 752,783 shares of non-vested Common Stock outstanding that has the same voting right and dividend right as our Common Stock.

During 2008, Ambac raised $1,500,000 of capital. This transaction included 185,185,186 common shares (public and private offerings) for $1,250,000 and the issuance of $250,000 of equity units pursuant to which we are obligated to sell, and the holders are obligated to purchase, common shares in 2011. Refer to Note 7 for further information on the equity units issued. Approximately $1,300,000 of the capital proceeds was contributed to Ambac Assurance to support its financial strength ratings.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

On December 3, 2008, Ambac Assurance sent put exercise notices to each trust created as a vehicle for providing capital support to Ambac Assurance under the contingent capital facility. The counterparty to these put options were trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. Ambac Assurance received $800,000 from issuing 32,000 of its Auction Market Preferred Shares in return for the issuance of the preferred stock, $700,000 of which was received by December 31, 2008. The remaining $100,000 was received on January 2, 2009. The preferred stock gives investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. Dividend payments on the preferred stock are cumulative, only if Ambac Assurance pays dividends on its common stock. The auction for these securities occurs every 28 days. Due to the dislocation in the auction rate markets and Ambac Assurance’s downgrade below triple-A by Moody’s and S&P, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 basis points. At December 31, 2008, the $700,000 is recognized as minority interest on the Consolidated Balance Sheets.

On July 2, 2008, Ambac’s Board of Directors authorized up to $50,000 for share repurchases of its common stock under a new Stock Repurchase Program upon the condition of the completion of the offering of shares by the underwriters of its March 2008 offering. As a result of Moody’s rating actions, Ambac has suspended this program.

Dividends declared per share amounted to $0.10, $0.78, and $0.66 in 2008, 2007, and 2006, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15        GUARANTEES IN FORCE

The par amount of financial guarantees outstanding were $497,960,000 and $612,075,000 at December 31, 2008 and 2007, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $434,310,000 and $524,025,000 at December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding(1)
(Dollars in Millions)	2008	2007
Public Finance:
Lease and tax-backed revenue	$77,060	$88,147
General obligation	58,296	63,977
Utility revenue	32,166	37,976
Transportation revenue	22,306	25,466
Higher education	17,959	20,685
Health care revenue	15,115	27,161
Housing revenue	10,862	11,531
Other	4,457	6,010

Total Public Finance	238,221	280,953

Structured Finance(2):
Mortgage-backed and home equity	36,995	43,078
Asset-backed and conduits	25,443	36,407
CDO of ABS > 25% MBS	23,190	29,127
Other CDOs	19,988	22,174
Student loan	16,644	18,372
Investor-owned utilities	14,650	17,055
Other	3,499	4,485

Total Structured Finance	140,409	170,698

International Finance:
Asset-backed and conduits	16,383	19,290
Other CDOs	12,784	15,572
Investor-owned and public utilities	8,492	10,384
Transportation	6,870	7,784
Sovereign/sub-sovereign	5,980	7,347
Mortgage-backed and home equity	3,669	10,106
Other	1,502	1,891

Total International Finance	55,680	72,374

	$434,310	$524,025

(1)	Included in the above exposures are credit derivatives. Total credit derivative net par outstanding amounted to $53,918 and $64,988 at December 31, 2008 and 2007, respectively.
(2)	Ambac has issued a $2,884 commitment to provide a financial guarantee on a pool of CDO of asset-backed securities, mostly RMBS, which is not included in the numbers above.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2008 and 2007, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
(Dollars in Millions)	2008	2007
United Kingdom	$20,151	$27,207
Australia	4,952	6,400
Italy	2,843	3,017
Japan	2,415	2,753
Turkey	1,913	1,995
Internationally diversified(1)	14,937	16,550
Other international	8,469	14,452

Total International Finance	$55,680	$72,374

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $811,178,000 and $995,032,000 at December 31, 2008 and 2007, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $695,954,000 and $833,303,000 as of December 31, 2008 and 2007, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 10.4% and 6.0% of the total at December 31, 2008. No other state accounted for more than five percent. The highest single insured risk represented 0.7% of the aggregate net par amount guaranteed.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $19,031,000 at December 31, 2008. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 50% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at the Company’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain asset eligibility requirements must be met, or (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $19,031,000 of commitments outstanding at December 31, 2008 does not necessarily reflect actual future amounts.

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of primarily High Grade and Mezzanine CDO of ABS securities, comprised of underlying CDO and MBS and other securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. Due to the particular provisions of this commitment, we have concluded that it meets the definition of a derivative under SFAS 133. Accordingly, the fair value of the transaction is included in Derivative liabilities and changes in fair value are included in Net change in fair value of credit derivatives. The initial pool size was approximately $4,000,000 with 25% of first loss coverage. As of December 31, 2008, the gross investment pool balance was $3,745,000 with $869,000 of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

net exposure under this commitment as of December 31, 2008 was $2,884,000. Ambac has a below investment grade internal credit rating for this commitment.

16        FAIR VALUE MEASUREMENTS

On January 1, 2008, Ambac adopted the provisions of SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. SFAS 157 supersedes certain accounting guidance, which prohibited the recognition of day one gains on certain derivative transactions. The provisions of SFAS 157 are to be applied prospectively, except that any remaining reserves for day one gains will be reflected as a cumulative effect adjustment to the opening balance of retained earnings. Ambac adopted SFAS 157 as of the beginning of 2008. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031. Additionally, the requirement under SFAS 157 to incorporate Ambac’s own creditworthiness in the measurement of fair value of liabilities resulted in an increase to pre-tax income of $10,246,697 for the year ended December 31, 2008. We reflect Ambac’s own creditworthiness in the fair value by increasing the discount rate used by observable credit spreads on Ambac Assurance.

The carrying amount and estimated fair value of financial instruments are presented below:

	As of December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$8,537,676	$8,537,676	$17,127,485	$17,127,485
Fixed income securities pledged as collateral	286,853	286,853	374,840	374,840
Short-term investments	1,454,229	1,454,229	879,067	879,067
Other investments	14,059	14,059	14,278	14,278
Cash	107,811	107,811	123,933	123,933
Investment income due and accrued	116,769	116,769	202,737	202,737
Loans	798,848	971,795	867,676	1,045,786
Derivative assets	2,187,214	2,187,214	1,147,259	1,147,259
Other assets	14,290	14,290	—	—

Financial liabilities:
Obligations under investment, repurchase and payment agreements	3,357,835	3,377,318	8,706,426	8,988,695
Securities sold under agreements to repurchase	—	—	100,000	100,000
Long-term debt	1,868,690	626,301	1,669,945	1,429,637
Accrued interest payable	68,806	68,806	113,443	113,443
Derivative liabilities	10,089,895	10,089,895	6,842,253	6,842,253
Liability for net financial guarantees written	4,270,758	4,489,014	3,230,350	4,490,200

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Fair value Hierarchy:

SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US treasury securities, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include fixed income securities representing municipal, asset-backed and corporate obligations, most interest rate and currency swap derivatives, total return swaps and certain credit derivative contracts.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain interest rate swaps contracts which are not referenced to commonly quoted interest rates, the Company’s equity interest in QSPEs and investments in certain fixed income securities for which quoted prices are not available and valuation models require significant Company based assumptions.

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage backed and certain other asset-backed securities held in our investment portfolio and referenced in our credit derivative portfolio, due to the very low levels of recent trading activity for such securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, in the current market environment, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments and equity interest in QSPEs.

Fixed Income Securities:

The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and generic yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At December 31, 2008, approximately 11%, 74% and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 14% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

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

Credit Derivatives:

Fair value of Ambac’s CDS is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to provide the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

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

Broker quotes are indicative values for the reference obligation (not our CDS contract) and generally do not represent a bid or doing-business quote for the reference instrument. As such, broker quotes represent an input to determine the estimated fair value of our CDS contract. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. Broker quotes of reference obligation values were used in the determination of CDS fair values related to transactions representing 85% of CDS net par outstanding and 78% of the CDS derivative liability as of December 31, 2008.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Published credit spreads were primarily used to update recently received price quotes for certain CLO transactions where quotes were not received as of December 31, 2008. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 15% of CDS net par outstanding and 22% of the CDS derivative liability as of December 31, 2008.

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all written with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees cannot be observed in the market through new transactions, secondary market transactions or by other means as there have been no such transactions. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (“relative change ratio”) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 bps currently less the 20bps we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point hypothetical CDS fee increase in our model (35% of 100 basis point reference obligation spread, or 35 bps currently, less the 20 bps contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the percentage of reference obligation spread captured in the CDS fee (or relative change ratio) are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100 x 60% = 73.2%.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As noted above, reference obligation spreads incorporate market perceptions of default probability and loss severity, as well as liquidity risk and other factors. Loss severities are generally correlated to default probabilities during periods of economic stress. By increasing the relative change ratio in our calculations proportionally to default probabilities, Ambac incorporates into its CDS fair value the higher expected loss on the reference obligation (probability of default x loss severity), by increasing the portion of reference obligation spread that should be paid to the CDS provider.

The discount rate used for the present value calculations described above is LIBOR plus Ambac’s current credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. To factor in the risk of Ambac’s non-performance as viewed by the market, we adjust the discount rate used to calculate the present value of hypothetical future CDS fees by adding the cost of credit default swap protection on Ambac Assurance to the LIBOR curve as of the valuation date. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not pay. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread.

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in 2008 and 2007. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit Ambac Assurance and its competitors from transacting this product going forward.

Over the last several months Ambac has negotiated the termination of five CDS transactions on CDOs with our counterparties as part of a loss remediation strategy and to reduce our risk profile. These transactions represented $4,915,945 of our CDS notional exposure. As a result of these terminations, Ambac made payments of $1,850,000 to our CDS counterparties as compared to a combined modeled fair value liability of $2,231,384 as of the most recent quarter-end preceding each termination. Settlement values of terminations and any other observable transactions that provide indications of fair value are used to monitor the reasonableness of our model results. However, due to the unique nature of the commuted contracts and circumstances of the settlements we have not adjusted our fair value model results for other transactions as of December 31, 2008 as a result of the values of recent settlements.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

purchased contracts, (iii) losses and settlements paid on written credit derivative contracts and (iv) paid losses and settlements recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $56,801,198 and $67,922,299 at December 31, 2008 and 2007 respectively.

The amount of credit derivative assets included in “Derivative assets” is $321,007 and $156,900 as of December 31, 2008 and 2007. Credit derivative assets included in the Consolidated Balance Sheets as of December 31, 2008 and 2007 arose from widening credit spreads on reference obligations of purchased credit default swaps and, at year end 2007, narrower reference obligation credit spreads on a small number of credit default swap transactions compared to spreads at the time those CDS contracts were written. The aggregate notional amount of credit default swap protection purchased from financial institutions, including insurance enterprises, is approximately $820,305 and $1,933,104 with an aggregate fair value asset of $321,007 and $156,786 as of December 31, 2008 and 2007, respectively.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 16 on a net basis and includes direct contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct contracts written is based on the sum of the present values of (i) unearned premium reserves; (ii) loss and loss expense reserves; and (iii) estimated future installment premiums. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) prepaid reinsurance, net of ceding commissions (ii) reinsurance recoverables on losses; and (iii) estimated future installment premiums ceded, net of ceding commissions.

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s surveillance group. Estimates of future installment premiums received and ceded are based on contractual premium rates and estimates of the expected terms of these contracts. With respect to the discount rate, SFAS 157 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of December 31, 2008 was 1,687 basis points. As Ambac adopted SFAS 157 effective January 1, 2008, this nonperformance risk was not incorporated into the financial guarantee fair value estimate reported in Ambac’s December 31, 2007 10-K. Please refer to Note 6, Loss and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

There are a number of factors that limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of the current disruption in

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the credit markets and recent rating agency actions, both of which have significantly limited the amount of new financial guarantee business written by Ambac. Additionally, the fair value concepts of SFAS 157, as they relate to valuing liabilities, requires a company to consider the cost to completely transfer its obligation to another party of comparable credit worthiness. However, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations. Finally, as a result of the breadth, volume and geographic diversification of our financial guarantee exposures, we may need to enhance our model to more accurately incorporate other key variables that may influence the fair value estimate. Variables which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

Other Financial Assets and Liabilities:

The carrying values of Cash, Investment income due and accrued and Accrued interest payable approximates fair value. The fair values of Ambac’s equity interest in QSPEs (included in Other assets), Loans and Obligations under investment, repurchase and payment agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization. The fair value of debentures classified as Long-term debt is based on quoted market prices.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of December 31, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
Financial assets:
Fixed income securities	$183,826	$8,270,397	$83,453	$8,537,676
Fixed income securities, pledged as collateral	129,694	157,159	—	286,853
Short-term investments	1,454,229	—	—	1,454,229
Other investments(1)	4,059	—	—	4,059
Cash	107,811	—	—	107,811
Derivative assets	—	1,684,141	503,073	2,187,214
Other assets	—	—	14,290	14,290
Total financial assets	1,879,619	10,111,697	600,816	12,592,132
Financial liabilities:
Derivative liabilities	—	1,555,412	8,534,483	10,089,895
Total financial liabilities	—	1,555,412	8,534,483	10,089,895

(1)	Excludes a $10,000 investment which is carried in the Consolidated Balance Sheets at cost.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables present the changes in the Level 3 fair value category for the year ended December 31, 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level- 3 financial assets and liabilities accounted for at fair value

Year ended December 31, 2008	Investments	Other Assets	Derivatives	Total
Balance, beginning of period	$—	$14,307	$(5,766,041)	$(5,751,734)

Total gains/(losses) (realized and unrealized):
Included in earnings	—	(17)	(3,976,941)	(3,976,958)
Included in other comprehensive income	(15,108)	—	—	(15,108)
Purchases, issuances and settlements	(44,934)	—	1,711,572	1,666,638
Transfers in and/or out of level 3	143,495	—	—	143,495

Balance, end of period	$83,453	$14,290	$(8,031,410)	$(7,933,667)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. During 2008, management determined that due to the continued credit market disruption, market discount rates could not be readily observed for instruments that we believe are similar to certain structured securities held in our portfolio which are valued using internal models. Additionally, credit spreads on structured securities in general continued to widen during the year which increased the significance of market discount rates in our internal fair value calculations. As a result, all invested assets that have internally modeled fair values have been classified as Level 3 as of December 31, 2008. Other assets included in Level 3 represent the Company’s equity interest in QSPE’s, which we elected to carry at fair value under SFAS 159 effective January 1, 2008.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for year ended December 31, 2008 are reported as follows:

	Realized gains or losses and other settlements on credit derivative contracts	Unrealized losses on credit derivative contracts	Derivative products revenues	Other income
Total gains or losses included in earnings for the period	$(1,795,027)	$(2,232,798)	$50,884	$(17)
Gains or losses relating to the assets and liabilities still held at the reporting date	55,342	(4,377,438)	60,779	(17)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

17        INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance is subject to insurance regulatory requirements of the States of Wisconsin and New York, and the other jurisdictions in which it is licensed to conduct business.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by the Office of the Commissioner of Insurance of the State of Wisconsin. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the Wisconsin Insurance Commissioner 30 days in advance of payment. Based upon these restrictions, at December 31, 2008, Ambac Assurance will not be able to pay dividends during 2009, without regulatory approval. Ambac Assurance paid cash dividends of $218,540, $190,200 and $136,000 on its common stock in 2008, 2007 and 2006, respectively. The 2007 dividend required regulatory approval since it exceeded the statutorily prescribed threshold.

Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having total net liability in respect to any one issue of municipal bonds in excess of an amount representing 10% of its policyholders’ surplus. Total net liability, as defined by the Wisconsin Administrative Code, means the average annual amount due, net of reinsurance, for principal and interest on the insured amount of any one issue of municipal bonds.

Additionally, Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having outstanding cumulative net liability, under inforce policies of municipal bond insurance in an amount which exceeds the sum of the Company’s: i.) capital and surplus, plus ii.) contingency reserves. Cumulative net liability, as defined by the Wisconsin Administrative Code, means one-third of one percent of the insured unpaid principal and insured unpaid interest covered by inforce policies of municipal bond insurance. As of December 31, 2008 and 2007, Ambac Assurance and its subsidiaries were in compliance with these regulatory requirements.

The New York Financial Guarantee Insurance Law defines the scope of permitted financial guarantee insurance business and establishes single risk limits applicable to obligations insured by Ambac Assurance. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits compare the insured net par outstanding and average annual debt service, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As a result of (i) decreased statutory capital resulting from the significant losses experienced by Ambac Assurance during 2008 and (ii) terminations of reinsurance arrangements and related buy-backs of previously reinsured exposures, Ambac’s net insured exposure under certain individual policies exceeded the applicable single risk limits prescribed by New York State Insurance Law. As required by New York State Insurance Law, Ambac Assurance intends to submit a plan to the Superintendent of the NYSID detailing the steps that Ambac Assurance has taken and will seek to take to reduce its exposure to no more than the permitted amounts. Following the submission of such plan, after notice and hearing, the Superintendent could require Ambac Assurance to cease transacting any new financial guarantee business until its exposure to loss no longer exceeds said limits.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the Wisconsin Insurance Department. Wisconsin has adopted the National Association of Insurance Commissioners’ statutory accounting practices (“NAIC SAP”) as a component of its prescribed accounting practices. Wisconsin’s accounting practice for changes to the contingency reserve differs from those practices of NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under the Wisconsin Administrative Code, contributions to and release from the contingency reserve are to be recorded through underwriting income. Ambac Assurance received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Statutory net income is lower in 2008 and higher in 2007 and 2006 than if Ambac Assurance had reported the net contributions in accordance with the Wisconsin Administrative Code by $807,233 $379,087 and $322,786, respectively.

Statutory capital and surplus was $1,554,448 and $3,316,443 at December 31, 2008 and 2007, respectively. Qualified statutory capital was $3,484,057 and $6,422,605 at December 31, 2008 and 2007, respectively. Statutory net income (loss) for Ambac Assurance was ($4,034,666), $53,964 and $788,989 for 2008, 2007 and 2006, respectively. Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

18        SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provides financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. As described in Note 1, Ambac has curtailed its activities on a going-forward basis in certain sectors of Financial Guarantee and will discontinue writing new Financial Services business (except where new transactions hedge or mitigate risks). Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Additionally, as described in Note 1, the OCI approved various loans from Ambac Assurance to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Inter-segment revenues consist of dividends received.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables are a summary of financial information by reportable segment as of and for the years ended December 31, 2008, 2007 and 2006:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2008:
Revenues:
Unaffiliated customers	$(2,496,775)	$(260,020)	$3,309	$—	$(2,753,486)
Intersegment	22,608	(23,919)	219,766	(218,455)	—

Total revenues	$(2,474,167)	$(283,939)	$223,075	$(218,455)	$(2,753,486)

Income before income taxes:
Unaffiliated customers	$(4,954,042)	$(507,744)	$(156,669)	$—	$(5,618,455)
Intersegment	37,160	(32,974)	214,374	(218,560)	—

Total income before income taxes	$(4,916,882)	$(540,718)	$57,705	$(218,560)	$(5,618,455)

Total assets	$10,968,045	$6,121,415	$166,938	$—	$17,256,398

2007:
Revenues:
Unaffiliated customers	$(4,600,784)	$380,808	$5,050	$—	$(4,214,926)
Intersegment	13,057	(12,222)	196,861	(197,696)	—

Total revenues	$(4,587,727)	$368,586	$201,911	$(197,696)	$(4,214,926)

Income before income taxes:
Unaffiliated customers	$(5,000,859)	$(51,426)	$(94,631)	$—	$(5,146,916)
Intersegment	24,019	(19,346)	192,322	(196,995)	—

Total income before income taxes	$(4,976,840)	$(70,772)	$97,691	$(196,995)	$(5,146,916)

Total assets	$14,052,368	$9,609,579	$59,789	$—	$23,721,736

2006:
Revenues:
Unaffiliated customers	$1,350,980	$468,719	$12,405	$—	$1,832,104
Intersegment	55,089	(9,773)	167,338	(212,654)	—

Total revenues	$1,406,069	$458,946	$179,743	$(212,654)	$1,832,104

Income before income taxes:
Unaffiliated customers	$1,197,236	$96,426	$(83,449)	$—	$1,210,213
Intersegment	65,745	(13,135)	163,358	(215,968)	—

Total income before income taxes	$1,262,981	$83,291	$79,909	$(215,968)	$1,210,213

Total assets	$10,690,956	$9,487,052	$89,805	$—	$20,267,813

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2008, 2007 and 2006:

	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2008:
United States	$332,605	$842,628	$(3,625,550)
United Kingdom	79,315	69,773	(21,600)
Other international	124,955	110,356	(383,972)

Total	$536,875	$1,022,757	$(4,031,122)

2007:
United States	$785,477	$642,597	$(5,836,600)
United Kingdom	111,752	73,337	(12,181)
Other international	134,173	125,527	(79,176)

Total	$1,031,402	$841,461	$(5,927,957)

2006:
United States	$709,299	$611,780	$43,863
United Kingdom	143,872	77,007	1,430
Other international	143,498	122,836	23,535

Total	$996,669	$811,623	$68,828

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

19        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2008:
Gross premiums written	$159,207	$141,280	$118,645	$117,743	$536,875
Net premiums written	135,673	123,834	123,016	101,190	483,713
Net premiums earned	186,866	325,471	282,326	228,094	1,022,757
Financial guarantee net investment income	123,645	130,740	126,757	112,918	494,060
Net change in fair value of credit derivatives	(1,708,199)	976,615	(2,705,179)	(594,359)	(4,031,122)
Financial services revenue	(196,447)	(102,967)	(71,889)	111,283	(260,020)
Losses and loss expenses	1,042,761	(339,294)	607,702	916,414	2,227,583
Financial guarantee underwriting and operating expenses	48,982	61,953	46,896	58,365	216,196
Financial services expenses	92,392	61,211	53,514	40,607	247,724
(Loss) income before income taxes	(2,790,784)	1,507,385	(3,071,909)	(1,263,147)	(5,618,455)
Net (loss) income	(1,660,343)	823,134	(2,431,222)	(2,340,817)	(5,609,248)
Net (loss) income per share:
Basic	$(11.69)	$2.86	$(8.45)	$(8.14)	$(22.31)
Diluted	$(11.69)	$2.80	$(8.45)	$(8.14)	$(22.31)

2007:
Gross premiums written	$249,912	$261,139	$286,585	$233,766	$1,031,402
Net premiums written	220,428	232,702	251,490	49,250	753,870
Net premiums earned	216,006	221,019	194,795	209,641	841,461
Financial guarantee net investment income	112,064	113,190	116,992	122,802	465,048
Net change in fair value of credit derivatives	10,429	(39,535)	(723,344)	(5,175,507)	(5,927,957)
Financial services revenue	118,453	110,035	107,841	44,479	380,808
Losses and loss expenses	11,422	17,096	19,082	208,509	256,109
Financial guarantee underwriting and operating expenses	36,376	33,438	34,576	34,954	139,344
Financial services expenses	102,246	104,241	115,164	110,583	432,234
Income (loss) before income taxes	289,240	232,050	(494,895)	(5,173,311)	(5,146,916)
Net income (loss)	213,343	173,037	(360,613)	(3,273,924)	(3,248,157)
Net income (loss) per share:
Basic	$2.04	$1.69	$(3.53)	$(32.03)	$(31.56)
Diluted	$2.02	$1.67	$(3.53)	$(32.03)	$(31.56)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. There have not been any changes in Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

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

Information relating to the Registrant’s executive officers and directors, including its audit and risk assessment committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on May 6, 2009, which will be filed within 120 days of the end of our fiscal year ended December 31, 2008 (the 2009 Proxy Statement) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2009 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2009 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2009 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Report of Independent Registered Public Accounting Firm			(Page S-1)

Schedule I	—	Summary of Investments Other Than Investments in Related Parties	(Page S-2)

Schedule II	—	Condensed Financial Information of Registrant (Parent Company Only)	(Pages S-3 to S-7)

Schedule IV	—	Reinsurance	(Page S-8)

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description
3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479).)

3.05	By-laws of Ambac Financial Group, as amended through October 21, 2008 (filed as Exhibit 3.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.)

3.06	Certificate of Designations of Series A Mandatory Convertible Participating Preferred Stock of Ambac Financial Group, Inc. (Filed as Exhibit 3.5 to Ambac Financial Group, Inc.’s Form 8-A/A relating to the Corporate Units dated March 12, 2008 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

Exhibit Number	Description
4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.09	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts. (Filed as Exhibit 4.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.10	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.11	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.12	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.13	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.14	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.15	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.16	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

Exhibit Number	Description
4.17	Form of 6.15% Directly Issued Subordinated Capital Securities due February 15, 2037. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.18	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

10.01*	Employment Agreement dated as of January 30, 2007 by and between Ambac Financial Group, Inc. and William T. McKinnon. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.02*	Agreement dated as of September 22, 2008 by and between Ambac Financial Group, Inc. and John W. Uhlein, III. (Filed as Exhibit 10.01 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.03*+	Directors’ Compensation Table (effective as of April 1, 2008).

10.04*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479) and incorporated herein by reference.)

10.05*	Form of Restricted Stock Unit Award. (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.06*	Form of Stock Option Award. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.07*+	Form of Notice of Award of Directors’ Phantom Stock Units.

10.08*+	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.

10.09*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.10*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.11*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

10.12*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 22, 2007. (Filed as Exhibit 10.46 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description
10.13*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

10.14*	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.15*	Ambac Financial Group, Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 2007). (Filed as Exhibit 10.48 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, and incorporated herein by reference.)

10.16	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.17	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.18	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.19	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guarantee Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.1+	Consent of Independent Registered Public Accounting Firm.

24.01+	Power of Attorney from Michael A. Callen.

24.02+	Power of Attorney from Jill M. Considine.

24.03+	Power of Attorney from Paul R. DeRosa

24.04+	Power of Attorney from Philip N. Duff

24.05+	Power of Attorney from Sean T. Leonard.

24.06+	Power of Attorney from Thomas C. Theobald.

24.07+	Power of Attorney from Laura S. Unger.

24.08+	Power of Attorney from Henry D.G. Wallace.

24.09+	Power of Attorney from David W. Wallis.

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

Exhibit Number	Description
31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: March 16, 2009	By:	/S/ SEAN T. LEONARD
	Name:	Sean T. Leonard
	Title:	Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

DAVID W. WALLIS* David W. Wallis	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009

MICHAEL A. CALLEN* Michael A. Callen	Director	March 16, 2009

/s/ SEAN T. LEONARD Sean T. Leonard	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009

JILL M. CONSIDINE* Jill M. Considine	Director	March 16, 2009

PAUL DEROSA* Paul DeRosa	Director	March 16, 2009

PHILIP N. DUFF* Philip N. Duff	Director	March 16, 2009

THOMAS C. THEOBALD* Thomas C. Theobald	Director	March 16, 2009

LAURA S. UNGER* Laura S. Unger	Director	March 16, 2009

HENRY D.G. WALLACE* Henry D.G. Wallace	Director	March 16, 2009

*	Sean T. Leonard, by signing his name hereto, does hereby sign this Annual Report on Form 10-K on behalf of each of the directors and officers of the Registrant after whose typed names asterisks appear pursuant to powers of attorney duly executed by such directors and officers and filed with the Securities and Exchange Commission as exhibits to this report.

By:	/s/ SEAN T. LEONARD
Sean T. Leonard
Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

Under date of March 16, 2009, we reported on the consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries (“Ambac”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in this Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules in this Form 10-K. These financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Ambac experienced significant credit rating downgrades during 2008 and has not written measurable financial guarantee business since November 2007. The credit rating downgrades have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results.

Also as discussed in Note 16 to the consolidated financial statements, Ambac adopted SFAS No. 157, “Fair Value Measurements” in 2008.

/s/ KPMG LLP

New York, New York

March 16, 2009

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2008

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$297,906	$313,520	$313,520
U.S. agency obligations	513,486	591,241	591,241
Municipal obligations	4,421,331	4,260,543	4,260,543
Mortgage-backed securities	3,911,310	1,986,174	1,986,174
Asset-backed securities	1,626,849	1,141,118	1,141,118
Corporate obligations	443,804	381,564	381,564
Foreign obligations	143,328	150,369	150,369
Short-term	1,454,229	1,454,229	1,454,229
Other	13,956	14,059	14,059

Total	$12,826,199	$10,292,817	$10,292,817

.

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2008 and 2007

(Dollar Amounts in Thousands Except Share Data)

	2008	2007
ASSETS
Assets:
Cash	$8,875	$1,692
Investments in subsidiaries	(2,397,148)	3,641,970
Short-term investments, at cost (approximates fair value)	102,101	50,748
Other investments (cost of $877 in 2008 and $661 in 2007)	980	1,079
Note receivable from affiliate	122,000	—
Deferred income taxes receivable	2,894	5,591
Current income taxes receivable	30,464	—
Other assets	21,808	28,486

Total assets	$(2,108,026)	$3,729,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Debentures	$1,624,189	$1,389,294
Current income taxes payable	—	8,734
Accrued interest payable	20,130	17,161
Other liabilities	29,964	34,484

Total liabilities	1,674,283	1,449,673

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common Stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2008 and 350,000,000 at December 31, 2007; issued shares— 294,378,282 at December 31, 2008 and 109,193,096 at December 31, 2007	2,944	1,092
Additional paid-in capital	2,030,031	839,952
Accumulated other comprehensive income	(1,670,198)	(22,138)
Retained earnings	(3,550,768)	2,107,773
Common Stock held in treasury at cost, 7,138,800 shares at December 31, 2008 and 7,643,073 shares at December 31, 2007	(594,318)	(646,786)

Total stockholders’ equity	(3,782,309)	2,279,893

Total liabilities and stockholders’ equity	$(2,108,026)	$3,729,566

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2008	2007	2006
Revenues:
Dividend income	$218,540	$196,861	$167,162
Interest and other income	4,675	5,108	11,812
Net realized gains	—	—	791

Total revenues	223,215	201,969	179,765

Expenses:
Interest expense	114,344	86,178	75,835
Operating expenses	27,454	7,872	17,063

Total expenses	141,798	94,050	92,898

Income before income taxes and equity in undistributed net income of subsidiaries	81,417	107,919	86,867
Federal income tax benefit	(47,812)	(30,492)	(28,103)

Income before equity in undistributed net income of subsidiaries	129,229	138,411	114,970
Equity in undistributed net (loss) income of subsidiaries	(5,738,477)	(3,386,568)	760,941

Net (loss) income	$(5,609,248)	$(3,248,157)	$875,911

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

(Dollars in Thousands) Years Ended December 31,	2008		2007		2006
Retained Earnings:
Balance at January 1	$2,107,773		$5,470,049		$4,718,730
Net (loss) income	(5,609,248)	$(5,609,248)	(3,248,157)	$(3,248,157)	875,911	$875,911

Adjustment to initially apply FASB Statement No. 157 and 159, pre-tax of $30,928	20,102		—		—
Dividends declared—common stock	(15,804)		(79,566)		(69,910)
Dividends on restricted stock units	(33)		(19)		(636)
Exercise of stock options	(53,558)		(34,534)		(54,046)

Balance at December 31	$(3,550,768)		$2,107,773		$5,470,049

Accumulated Other Comprehensive (Loss) Income:
Balance at January 1	$(22,138)		$187,518		$192,254
Unrealized losses on securities, ($2,474,197), ($364,817), and ($26,882), pre-tax, in 2008, 2007 and 2006, respectively(1)		(1,635,326)		(200,493)		(15,396)
Gains (losses) on derivative hedges, $16,743, ($20,411) and $9,210 pre-tax in 2007, 2006 and 2005, respectively		9,303		(11,719)		5,149
Adjustment to initially apply FASB Statement No. 158, $2,611 in 207 and ($3,518) pre-tax in 2006		—	1,697		(2,287)
Foreign currency (loss) gain, ($33,903), $1,322 and $11,997, pre-tax in 2008, 2007 and 2006, respectively,		(22,037)		859		7,798

Other comprehensive (loss) income	(1,648,060)	(1,648,060)	(211,353)	(211,353)	(2,449)	(2,449)

Total comprehensive (loss) income		$(7,257,308)		$(3,459,510)		$873,462

Balance at December 31	$(1,670,198)		$(22,138)		$187,518

Preferred Stock:
Balance at January 1 and December 31	$—		$—		$—

Common Stock:
Balance at January 1	$1,092		$1,092		$1,092
Issuance of stock	1,852		—		—

Balance at December 31	$2,944		$1,092		$1,092

Additional Paid-in Capital:
Balance at January 1	$839,952		$790,168		$723,680
Stock based compensation	23,749		41,273		48,669
Excess tax benefit related to share-based compensation	(13,850)		8,511		17,819
Issuance of stock	1,180,180		—		—

Balance at December 31	$2,030,031		$839,952		$790,168

Common Stock Held in Treasury at Cost:
Balance at January 1	$(646,786)		$(259,222)		$(247,578)
Cost of shares acquired	(1,090)		(449,386)		(126,703)
Shares issued under equity plans	53,558		61,822		115,059

Balance at December 31	$(594,318)		$(646,786)		$(259,222)

Total Stockholders’ Equity at December 31	$(3,782,309)		$2,279,893		$6,189,605

(1) Disclosure of reclassification amount:
	2008	2007	2006
Unrealized holding losses arising during period	$(1,944,299)	$(195,657)	$(10,505)
Less: reclassification adjustment for net (losses) gains included in net (loss) income	(308,973)	4,836	4,891

Net unrealized losses on securities	$(1,635,326)	$(200,493)	$(15,396)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,609,248)	$(3,248,157)	$875,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed net loss (income) of subsidiaries	5,738,477	3,386,568	(760,941)
Net realized gains	—	—	(791)
(Decrease) increase in current income taxes payable/receivable	(39,134)	(1,934)	11,238
Decrease (increase) in other assets	6,678	(5,403)	6,250
Other, net	7,833	11,442	1,695

Net cash provided by operating activities	104,606	142,516	133,362

Cash flows from investing activities:
Change in short-term investments	(51,353)	14,833	(77)
Note issued to subsidiary	(122,000)	—	—
Securities purchased under agreements to resell	—	—	200,000
Other, net	(171)	(3,493)	721

Net cash (used in) provided by investing activities	(173,524)	11,340	200,644

Cash flows from financing activities:
Dividends paid	(15,804)	(79,566)	(69,910)
Proceeds from issuance of long-term debt	228,969	393,340	—
Payments for redemption of long-term debt	—	—	(200,000)
Proceeds from issuance of common stock	1,182,032	—	—
Payment for intercompany note	—	(8,942)	—
Purchases of treasury stock	(1,090)	(449,392)	(126,703)
Proceeds from sale of treasury stock	—	27,295	61,013
Contribution to subsidiaries	(1,318,006)	(35,000)	—

Net cash provided by (used in) financing activities	76,101	(152,265)	(335,600)

Net cash flow	7,183	1,591	(1,594)
Cash at January 1	1,692	101	1,695

Cash at December 31	$8,875	$1,692	$101

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$27,500	$205,000	$245,069

Interest expense on debt	$105,597	$83,016	$79,860

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2008, 2007 and 2006, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV - REINSURANCE

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2006	$996,669	$103,496	$36,297	$893,173	4.06%
Year ended December 31, 2007	$1,031,402	$277,532	$22,871	$753,870	3.03%
Year ended December 31, 2008	$536,875	$53,162	$17,736	$483,713	3.67%

INDEX TO EXHIBITS

Exhibit Number	Description
10.03*	Directors’ Compensation Table (effective as of April 1, 2008.)

10.07*	Form of Notice of Award of Directors’ Phantom Stock Units.

10.08*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.)

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

24.01	Power of Attorney from Michael A. Callen.

24.02	Power of Attorney from Jill M. Considine.

24.03	Power of Attorney from Paul R. DeRosa.

24.04	Power of Attorney from Philip N. Duff.

24.05	Power of Attorney from Sean T. Leonard.

24.06	Power of Attorney from Thomas C. Theobald.

24.07	Power of Attorney from Laura S. Unger.

24.08	Power of Attorney from Henry D.G. Wallace.

24.09	Power of Attorney from David W. Wallis.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
++	Furnished herewith.