Form 10-Q
period 2009-03-31
AMBAC FINANCIAL GROUP INC
filed 2009-05-18
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act): (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2009, 287,349,474 shares of Common Stock, par value $0.01 per share, (net of 6,319,135 treasury shares and 709,673 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1- FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
Assets:

Investments:
Fixed income securities, at fair value (amortized cost of $9,996,120 in 2009 and $11,080,723 in 2008)	$8,357,554	$8,537,676
Fixed income securities pledged as collateral, at fair value (amortized cost of $237,952 in 2009 and $277,291 in 2008)	246,475	286,853
Short-term investments, at cost (approximates fair value)	1,016,090	1,454,229
Other (cost of $3,368 in 2009 and $13,956 in 2008)	3,368	14,059

Total investments	9,623,487	10,292,817

Cash and cash equivalents	107,866	107,811
Receivable for securities sold	22,877	15,483
Investment income due and accrued	76,248	116,769
Premium receivables	4,460,670	28,895
Reinsurance recoverable on paid and unpaid losses	213,891	157,627
Deferred ceded premium	1,149,690	292,837
Subrogation recoverable	197,690	10,088
Deferred taxes	1,145,423	2,127,499
Current income taxes	191,644	192,669
Deferred acquisition costs	189,263	207,229
Loans	333,051	798,848
Derivative assets	1,847,952	2,187,214
Other assets	622,645	723,887

Total assets	$20,182,397	$17,259,673

Liabilities and Stockholders’ Equity:

Liabilities:
Unearned premiums	$6,929,790	$2,382,152
Losses and loss expense reserve	3,268,218	2,275,948
Ceded premiums payable	665,137	15,597
Obligations under investment and payment agreements	2,098,558	3,244,098
Obligations under investment repurchase agreements	113,496	113,737
Long-term debt	1,823,979	1,868,690
Accrued interest payable	27,318	68,806
Derivative liabilities	8,146,454	10,089,895
Other liabilities	291,443	279,616
Payable for securities purchased	3,471	10,256

Total liabilities	23,367,864	20,348,795

Stockholders’ equity:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	2,944	2,944
Additional paid-in capital	2,035,191	2,030,031
Accumulated other comprehensive losses	(1,092,253)	(1,670,198)
Retained deficit	(4,341,164)	(3,550,768)
Common stock held in treasury at cost	(582,829)	(594,318)

Total Ambac Financial Group, Inc. stockholders’ deficit	(3,978,111)	(3,782,309)
Noncontrolling interest	792,644	693,187

Total stockholders’ deficit	(3,185,467)	(3,089,122)

Total liabilities and stockholders’ deficit	$20,182,397	$17,259,673

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Share Data)

	Three Months Ended March 31,
	2009	2008
Revenues:
Net premiums earned	$196,812	$186,866
Net investment income	100,271	123,645
Net realized investment (losses) gains	(742,905)	22,212
Change in fair value of credit derivatives:
Realized gains and losses and other settlements	6,623	16,973
Unrealized gains (losses)	1,539,227	(1,725,172)

Net change in fair value of credit derivatives	1,545,850	(1,708,199)
Other income	1,723	8,457
Financial Services:
Investment income	20,884	84,926
Derivative products	(14,199)	(69,331)
Net realized investment gains (losses)	31,056	(169,792)
Net change in fair value of total return swap contracts	(10,381)	(40,417)
Net mark-to-market gains (losses) on non-trading derivative contracts	161	(1,833)
Corporate:
Net investment income	216	827
Net realized investment gains	33	—

Total revenues	1,129,521	(1,562,639)

Expenses:
Financial Guarantee:
Losses and loss expenses	739,830	1,042,761
Underwriting and operating expenses	56,637	48,903
Interest expense on variable interest entity notes	2,747	3,557
Financial Services:
Interest from investment and payment agreements	12,789	89,003
Other expenses	3,951	3,389
Corporate:
Interest	29,846	24,377
Other expenses	4,021	16,076

Total expenses	849,821	1,228,066

Pre-tax income (loss) from continuing operations	279,700	(2,790,705)
Provision (benefit) for income taxes	671,900	(1,130,441)

Net loss	$(392,200)	$(1,660,264)
Less net (loss) income attributable to the noncontrolling interest	(13)	79

Net loss attributable to Ambac Financial Group, Inc.	$(392,187)	$(1,660,343)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	$(1.36)	$(11.69)
Weighted-average number of common shares outstanding:
Basic	287,565,182	142,032,462
Diluted	287,565,182	142,032,462

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

			Ambac Financial Group, Inc.
	Total	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2009	$(3,089,122)		$(3,550,768)	$(1,670,198)	$0	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(1,806)								(1,806)
Comprehensive loss:
Net loss	(392,200)	$(392,200)	(392,187)						(13)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $316,169	587,171	587,171		587,171
Gain on derivative hedges, net of deferred income taxes of $452	839	839		839
Loss on foreign currency translation, net of deferred income taxes of ($5,420)	(8,789)	(8,789)		(10,065)					1,276

Other comprehensive loss	579,221	579,221

Total comprehensive loss	187,021	$187,021

Adjustment to initially apply FASB No. 163	(381,716)		(381,716)
Dividends declared – subsidiary shares to non-controlling interest	(5,053)		(5,053)
Stock-based compensation	(6,280)		(11,440)				5,160
Cost of shares acquired	(73)							(73)
Shares issued under equity plans	11,562							11,562

Balance at March 31, 2009	$(3,185,467)		$(4,341,164)	$(1,092,253)	$0	$2,944	$2,035,191	$(582,829)	$792,644

Balance at January 1, 2008	$2,271,954		$2,107,773	$(22,138)	$0	$1,092	$839,952	$(646,786)	$(7,939)
Comprehensive loss:
Net loss	(1,660,264)	($1,660,264)	(1,660,343)						79

Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($250,153)	(541,994)	(541,994)		(541,994)
Gain on derivative hedges, net of deferred income taxes of $7,664	9,721	9,721		9,721
Loss on foreign currency translation, net of deferred income taxes of ($90)	61	61		(167)					228

Other comprehensive loss	(532,212)	(532,212)

Total comprehensive loss	(2,192,476)	($2,192,476)

Adjustment to initially apply FASB No. 157 and 159, net of deferred income taxes of $10,797	20,050		20,050
Dividends declared –common stock	(7,168)		(7,168)
Dividends on restricted stock units	(20)		(20)
Issuance of stock	1,182,762					1,852	1,180,910
Stock-based compensation	(3,632)		(10,491)				6,859
Excess cost related to share-based compensation	(3,217)						(3,217)
Cost of shares acquired	(641)							(641)
Shares issued under equity plans	10,494							10,494

Balance at March 31, 2008	$1,278,106		$449,801	$(554,578)	$0	$2,944	$2,024,504	$(636,933)	$(7,632)

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in Thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to common shareholders	$(392,187)	$(1,660,343)
Noncontrolling interest in subsidiaries’ earnings	(13)	79

Net loss	(392,200)	(1,660,264)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	710	801
Amortization of bond premium and discount	(24,269)	(897)
Share-based compensation	5,160	1,228
Current income taxes	1,025	76,218
Deferred income taxes	670,875	(1,212,234)
Deferred acquisition costs	10,254	15,840
Unearned premiums, net	(208,110)	(51,242)
Losses and loss expenses, net	408,308	1,007,095
Ceded premiums payable	(14,247)	(16,230)
Investment income due and accrued	40,521	56,768
Accrued interest payable	(41,488)	(45,757)
Net mark-to-market losses	(1,529,007)	1,767,933
Net realized investment losses (gains)	711,816	147,580
Other, net	(23,006)	54,411

Net cash (used in) provided by operating activities	(383,658)	141,250

Cash flows from investing activities:
Proceeds from sales of bonds	681,380	1,506,056
Proceeds from matured bonds	154,654	523,901
Purchases of bonds	(539,744)	(1,917,351)
Change in short-term investments	438,139	(673,854)
Loans, net	419,245	29,482
Other, net	96,622	(24,623)

Net cash provided by (used in) investing activities	1,250,296	(556,389)

Cash flows from financing activities:
Dividends paid – common stockholders	—	(7,168)
Dividends paid – subsidiary shares to noncontrolling interest	(5,053)	—
Securities sold under agreements to repurchase	—	(100,000)
Proceeds from issuance of investment and payment agreements	23,474	4,503
Payments for investment and payment draws	(985,803)	(914,624)
Proceeds from issuance of long-term debt	—	228,969
Proceeds from the issuance of subsidiary shares to noncontrolling interest	100,000	—
Retirement of subsidiary shares to noncontrolling interest	(1,806)	—
Capital issuance costs	(297)	(3,260)
Net cash collateral received	2,902	3,108
Proceeds from issuance of common stock	—	1,182,762
Purchases of treasury stock	—	(641)
Proceeds from sale of treasury stock	—	3
Excess tax benefit related to share-based compensation	—	(3,217)

Net cash (used in) provided by financing activities	(866,583)	390,435

Net cash flow	55	(24,704)
Cash and cash equivalents at January 1	107,811	123,933

Cash and cash equivalents at March 31	$107,866	$99,229

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$8,500

Interest expense on long-term debt	$30,463	$24,525

Interest on investment agreements	$21,678	$104,507

See accompanying Notes to Consolidated Unaudited Financial Statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. (the “Company”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to entities in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated BBB with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Caa1, with a developing outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), a guarantor of public finance and structured finance obligations, has an A financial strength rating with a negative outlook from S&P, and a Ba3 financial strength rating with a developing outlook from Moody’s. These ratings reflect significant downgrades in Ambac Assurance’s financial strength ratings during 2008, and a further downgrade by Moody’s in April of 2009.

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

Ambac’s principal business strategy of preserving and growing our business is focused primarily on the reactivation of Everspan Financial Guarantee Corp. (“Everspan”) for purposes of writing financial guarantee insurance in the U.S. public finance market. Management believes that Everspan will require substantially more capital, including third-party capital, and at least a AA S&P and A2 Moody’s rating in order to compete in the U.S. public finance market. The Company has not yet received permission from the OCI to capitalize Everspan at a level enabling it to compete in that market. The OCI has indicated that it will not approve an investment in Everspan by Ambac Assurance unless Everspan receives financial strength ratings of at least AA from S&P and A2 from Moody’s.

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

In the event Ambac, through Everspan, is not able to effectively compete in the U.S. public finance market, its business prospects will depend on the successful implementation of the other initiatives that we are currently pursuing and other initiatives that we will pursue in the future. If such initiatives are ultimately unsuccessful, Ambac’s activities will be limited to loss mitigation and eventual run-off of the existing book of business. Additionally, if we are unable to accomplish the reactivation of Everspan in a timely manner, Ambac Assurance will need to reduce its operating expenses.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Recent Developments:

Since 2007, Ambac Assurance has been significantly impacted by losses on residential mortgage backed securities (“RMBS”), including financial guarantee insurance policies on RMBS securities, credit default swap contracts on CDO of ABS securities and investments in RMBS securities. As a result of such losses, Ambac Assurance’s March 31, 2009 statutory capital and surplus and qualified statutory capital (defined as the sum of the insurer’s policyholders’ surplus and contingency reserves) has been reduced to $372,770 and $2,319,377, respectively. Statutory capital and surplus differs from stockholders’ deficit determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having total net liability in respect to any one issue of municipal bonds in excess of an amount representing 10% of its policyholders’ surplus. Total net liability, as defined by the Wisconsin Administrative Code, means the average annual amount due, net of reinsurance, for principal and interest on the insured amount of any one issue of municipal bonds. Additionally, Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having outstanding cumulative net liability, under inforce policies of municipal bond insurance in an amount which exceeds qualified statutory capital. Cumulative net liability, as defined by the Wisconsin Administrative Code, means one-third of one percent of the insured unpaid principal and insured unpaid interest covered by inforce policies of municipal bond insurance.

The New York financial guarantee insurance law establishes single risk limits applicable to obligations insured by financial guarantee insurers. Additionally, the laws of the states of California, Connecticut and Maryland include single risk limits applicable to financial guarantee insurers which are similar to the corresponding provisions of New York law. The single risk limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits require that the insured net par outstanding and/or average annual debt service, net of reinsurance and collateral, for a single risk not be greater than the insurer’s qualified statutory capital. New York law also establishes aggregate risk limits on the basis of aggregate net liability and policyholders’ surplus requirements. Aggregate net liability is defined as the aggregate of the outstanding insured principal, interest and other payments of guaranteed obligations, net of reinsurance and collateral. Under these limits, qualified statutory capital must at least equal a percentage of aggregate net liability that is equal to the sum of various percentages of aggregate net liability for various categories of specified obligations. The percentage varies from 0.33% for municipal bonds to 4.00% for certain non-investment grade obligations. California, Connecticut and Maryland laws also include aggregate risk limits which are similar to the corresponding provisions of New York law.

As a result of the reduction in statutory surplus and qualified statutory capital in 2009, Ambac Assurance is not in compliance with all of the above requirements. Ambac Assurance intends to submit a plan to the respective insurance regulators detailing the steps that Ambac Assurance has taken and will seek to take to reduce its exposure to no more than the permitted amounts. Following the submission of such plan, after notice and hearing, the regulators could require Ambac Assurance to cease transacting any new financial guarantee business until its exposure to loss no longer exceeds said limits.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(2)	Net income per Share

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac has adopted effective as of the March 31, 2009 reporting period. Retrospective application is required pursuant to this FSP. Ambac has participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. No income was allocated to participating securities during the three months periods ended March 31, 2009 and March 31, 2008, respectively. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects at March 31, 2009 and December 31, 2008. The number of additional shares is calculated by assuming that outstanding stock options were exercised or purchased contracts were settled and that the proceeds from such exercises or settlements were used to acquire shares of common stock or retire existing debt as specified in the contract at the average market price during the year.

(3)	Application of the New Financial Guarantee Accounting Standard

On May 23, 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e. loss reserves). Ambac adopted SFAS 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which it adopted in the quarter ended September 30, 2008. SFAS 163 is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. As a result of adopting SFAS 163, a cumulative effect adjustment of ($381,716) was recorded to the opening balance of retained earnings at January 1, 2009. The impact of adopting SFAS 163 on the Company’s balance sheet is as follows:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	As reported at 12/31/08		As adjusted for SFAS 163 at 1/1/09	Transition Adjustment
Assets:
Premiums receivable	$28,895	(1)	$4,622,858	$4,593,963
Reinsurance recoverable on ceded losses	157,627		257,721	100,094
Deferred ceded premiums (formerly prepaid reinsurance)	292,837		1,215,996	923,159
Deferred acquisition costs	207,229		199,517	(7,712)

Total	$686,588		$6,296,092	$5,609,504

Liabilities:
Unearned premiums	$2,382,152		$7,204,206	$4,822,054
Loss and loss expense reserve	2,275,948		2,716,138	440,190
Ceded premiums payable	15,597		679,384	663,787
Other liabilities	279,616		344,805	65,189

Total	$4,953,313		$10,944,533	$5,991,220

Reduction to opening retained earnings upon adoption				$(381,716)

(1)	Premiums receivable were reported in Other Assets at December 31, 2008.

A summary of the effects of SFAS 163 on the balance sheet amounts above is as follows:

•

Premiums receivable and ceded premiums payable increased to reflect the recording of the present value of future installment premiums discounted at a risk-free rate. Ceded premiums payable is reduced for the present value of future ceding commission receivable on reinsured policies. Refer to the “Net Premiums Earned” section below for a detailed discussion.

•

Unearned premiums and deferred ceded premiums increased to reflect the recording of the present value of future installment premiums discounted at a risk-free rate offset by the change in the premium earnings methodology to the level-yield method. Refer to the “Net Premiums Earned” section below for a detailed discussion.

•

Loss and loss expense reserves and reinsurance recoverable on ceded losses increased to reflect estimated losses based on probability weighted cash flows discounted at a risk free rate as compared to a best estimate discounted using the after-tax investment yield of the Company’s investment portfolio, which was in accordance with SFAS 60 prior to the implementation of SFAS 163. These increases are offset by the requirement to recognize loss reserves only for the excess of the expected loss over the unearned premium reserve on a transaction by transaction basis. Refer to the “Loss reserves” section below for a detailed discussion.

•

Deferred acquisition costs decreased to reflect deferral of the present value of net ceding commissions received on future installment premiums and slower amortization of previously deferred costs (caused by the level-yield premium earnings methodology) offset by deferral of the present value of premium taxes payable (included in other liabilities). Refer to the “Deferred Acquisition Costs” section below for a detailed discussion.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The accounting policies for premium earnings, loss reserves and deferred acquisition costs discussed in the remainder of this Note only relate to Ambac’s policies in effect since January 1, 2009 in accordance with SFAS 163. As such, certain line items in the financial statements will not be comparable between periods. Please refer to Note 2 in the Notes to Consolidated Financial Statements of Ambac’s December 31, 2008 Form 10-K for a discussion of our policies in effect for periods prior to January 1, 2009.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: i) the present value of future contractual premiums due (the “contractual” method), or ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable is 2.6% and 10.4 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

For both upfront and installment premium policies, premium revenues are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date (referred to as the level-yield approach). For installment paying policies, the premium receivable discount, equating to the difference between the undiscounted future installment premiums and the present value of future installment premiums, is accreted as premiums earned in proportion to the premium receivable balance at each reporting date. Because the premium receivable discount and UPR are being accreted into income using different rates, the total premiums earned as a percentage of insured principal is higher in the earlier years and lower in the later years for an installment premium transaction as compared to an upfront premium transaction.

Below is the premium receivable roll-forward for the period ended March 31, 2009:

Premium receivable at December 31, 2008	$28,895
Impact of adoption of FAS 163	4,593,963

Premium receivable at January 1, 2009	4,622,858
Premium payments received	(102,768)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(65,224)
Accretion of premium receivable discount	28,678
Other adjustments (including foreign exchange)	(22,874)

Premium receivable at March 31, 2009	$4,460,670

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset deferred acquisition costs) and recognized in income in proportion to ceded premiums.

The table below summarizes the future gross premiums expected to be collected related to the premium receivable on an undiscounted basis and future expected premiums earned, net of reinsurance at March 31, 2009:

	Future premiums expected to be collected	Future expected premiums earned, net of reinsurance
Three months ended:
June 30, 2009	$107,058	$124,504
September 30, 2009	97,528	123,045
December 31, 2009	106,429	120,521

Twelve months ended:
December 31, 2010	390,943	455,713
December 31, 2011	373,907	425,009
December 31, 2012	345,482	382,327
December 31, 2013	316,560	350,289

Five years ended:
December 31, 2018	1,333,394	1,390,594
December 31, 2023	1,025,987	989,287
December 31, 2028	834,419	722,986
December 31, 2033	586,906	443,062
December 31, 2038	241,699	181,780
December 31, 2043	65,617	54,407
December 31, 2048	14,318	13,350
December 31, 2053	2,168	3,145
December 31, 2058	31	81

Total	$5,842,446	$5,780,100

The future premiums expected to be collected and future expected net premiums earned disclosed in the above table relate to the premium receivable asset recorded on Ambac’s balance sheet. The use of

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the period ending March 31, 2009 was $41,004. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

The table below shows premiums written on a gross and net basis for the periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Revenues:
Financial Guarantee:
Gross premiums written	$(39,200)	$159,207
Ceded premiums written	29,037	(23,534)

Net premiums written	$(10,163)	$135,673

Loss Reserves:

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Under SFAS 163 a loss reserve is recorded on the balance sheet on a contract-by-contract basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation. All credits are assigned risk classifications by the Surveillance Group using the following guidelines:

CLASS I – “Fully Performing – Meets Ambac Criteria with Remote Probability of Claim”

Credits that demonstrate adequate security and structural protection with a strong capacity to pay interest, repay principal and perform as underwritten. Factors supporting debt service payment and performance are considered unlikely to change and any such change would not have a negative impact upon the fundamental credit quality.

SURVEY LIST (SL) – “Investigation of Specific Condition or Weakness Underway”

Credits that require additional analysis to determine if adverse classification is warranted. These credits may lack information or demonstrate a weakness but further deterioration is not expected.

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

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claims payment has occurred or is expected imminently. Class IV credits are generally rated D.

CLASS V – “Fully Reserved”

The credit has defaulted and payments have occurred. The claim payments are scheduled and known, and reserves have been established to fully cover such claims.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which have been downgraded since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “ base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”), which is comprised of Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net claim payment estimates. We have utilized such tools for residential mortgage-backed exposures as well as certain other types of exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. In this approach a probability-weighted expected loss estimate is developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve at March 31, 2009 was 1.72%.

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

Loss reserves on non-defaulted credits were $1,759,722 at March 31, 2009. These loss reserves were comprised of 148 credits with net par of $20,614,381. Loss reserves on defaulted credits were $1,134,118 at March 31, 2009 comprising 48 credits with net par outstanding of $17,923,213. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $2,902 and $33,579 at March 31, 2009 and December 31, 2008, respectively.

Loss reserves ceded to reinsurers are calculated in a similar manner to those noted above for gross loss reserves. Loss reserves ceded to reinsurers at March 31, 2009 were $213,891. Amounts are included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Due to the relatively large size of certain insured obligations comprising the loss reserves, improvements or further deterioration in any one credit may significantly impact our loss provision in a given period. The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses and UPR are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Below is the loss reserve roll-forward net of subrogation recoverable and reinsurance for the period ended March 31, 2009:

Loss reserves at December 31, 2008, net of subrogation recoverables and reinsurance	$2,129,758
Impact of adopting FAS 163	339,426

Loss reserves at January 1, 2009, net of subrogation recoverable and net of reinsurance	$2,469,184
Changes in the provision due to:
Credits added	497,176
Credits removed	(19,799)
Change in existing credits	262,453
Claim payments, net of subrogation received and reinsurance	(312,284)

Loss reserves at March 31, 2009	$2,896,730

The net incurred loss of $739,830 is reported in the “Loss and loss expenses” in the Consolidated Statement of Operations.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The table below summarizes information related to policies currently included in Ambac’s loss reserves at March 31, 2009:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of Policies	22	20	49	46	56	3	196
Remaining weighted-average contract period (in years)	19	6	7	11	6	3	9
Gross insured contractual payments outstanding:
Principal	$1,078,722	$5,425,237	$8,964,328	$6,322,619	$19,533,607	$778	$41,325,291
Interest	700,125	458,114	1,033,652	4,007,914	3,012,481	211	9,212,497

Total	$1,778,847	$5,883,351	$9,997,980	$10,330,533	$22,546,088	$989	$50,537,788

Gross claim liability	$16,637	$316,942	$1,012,347	$1,160,793	$2,774,637	$988	$5,282,343
Less:
Gross potential recoveries	—	(41,768)	(34,056)	(40,880)	(900,650)	—	(1,017,354)
Discount, net	(2,703)	(11,927)	(136,072)	(222,320)	(480,303)	(82)	(853,407)

Net loss reserve (excluding reinsurance)	$13,934	$263,247	$842,219	$897,593	$1,393,684	$906	$3,411,583

Unearned premiums	$11,272	$72,950	$67,566	$72,695	$116,573	$—	$341,056

Loss reserve reported in the balance sheet (excluding reinsurance)	$2,662	$190,297	$774,653	$824,899	$1,277,111	$906	$3,070,528

Reinsurance recoverables reported in the balance sheet	$283	$1,312	$47,168	$35,669	$129,459	$—	$213,891

*	Excludes $3,078 gross of reinsurance and $2,903 net of reinsurance, of loss adjustment expense reserves

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Given the negligible amount of new business underwritten during 2008 and 2009, the amount of acquisition costs eligible for deferral has decreased significantly from prior years. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs are

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. As a result of changes to the premium revenue recognition model under SFAS 163, as described in the Net Premiums Earned section above, deferred acquisition costs were evaluated under the new standard and ultimately impacted the cumulative effect adjustment made to retained earnings at January 1, 2009, as noted above.

(4)	Derivative Contracts

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10, Fair Value Measurements. SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 disclosures are effective for the March 31, 2009 reporting period and have been included in the discussion below.

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, total return swaps and certain interest rate and currency swaps. Credit derivatives have also been purchased to mitigate portions of the risks assumed under written credit derivative contracts. See “Derivative Contracts Classified as Held for Trading Purposes” below for further discussion of these products. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. Derivatives are used to manage risk primarily in the investment agreement portfolio and in invested assets supporting that portfolio. Certain of these transactions are designated as fair value hedges or cash flow hedges under SFAS 133. See “Derivative Contracts used for Non-Trading and Hedging Purposes” below for further discussion of derivatives used for risk management purposes.

All derivative contracts are recorded on the Consolidated Balance Sheets on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral, recorded in “Other assets” was $526,647 and $618,784 as of March 31, 2009 and December 31, 2008, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $133,500 and $130,381 as of March 31, 2009 and December 31, 2008, respectively. The following table summarizes the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of March 31, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$274,791	Derivative liabilities	$6,967,719
Total return swaps	Derivative assets	—	Derivative liabilities	62,826
Interest rate swaps	Derivative assets	1,448,766	Derivative liabilities	1,354,246
	Derivative liabilities	519,186	Derivative assets	315,334
Currency swaps	Derivative assets	453,362	Derivative liabilities	337,390
	Derivative liabilities	55,883	Derivative assets	154,859
Other contracts	Derivative assets	10	Derivative liabilities	19
	Derivative liabilities	—	Derivative assets	310

Total derivatives held for trading		2,751,998		9,192,703

Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Derivative assets	141,526	Derivative liabilities	—
Currency swaps	Derivative assets	—	Derivative liabilities	—
	Derivative liabilities	635	Derivative assets	—

Total derivatives designated as hedging instruments under SFAS 133		142,161		—

Non-trading derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	Derivative assets	—	Derivative liabilities	—
	Derivative liabilities	42	Derivative assets	—

Total non-trading derivatives not designated as hedging instruments under SFAS 133		42		—

Total derivatives		$2,894,201		$9,192,703

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchases credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of March 31, 2009 arose from such purchased credit default swaps. Management views credit derivative contracts as part of its financial guarantee business, under which Ambac intends to hold its written and purchased positions for the entire term of the related contracts.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $3.1 billion and a net liability fair value of $131 million as of March 31, 2009. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2005 and other pooled corporate risks.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions includes ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac maintains internal credit ratings on its guaranteed obligations, including credit derivative contracts, solely to indicate management’s view of the underlying credit quality of the guaranteed obligations. Independent rating agencies may have assigned different ratings on the credits in Ambac’s portfolio than Ambac’s internal ratings. Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic conditions and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade (“BIG”) internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2009:

Ambac Rating	CDO of ABS	CDO of CDO	CLO	Other	Total
AAA	$—	$—	$8,937,539	$6,708,301	$15,645,840
AA	—	—	8,460,936	456,134	8,917,070
A	—	—	384,794	1,067,007	1,451,801
BBB	1,361,008	—	590,518	489,583	2,441,109
Below investment grade	24,492,538	66,577	—	114,850	24,673,965

	$25,853,546	$66,577	$18,373,787	$8,835,875	$53,129,785

The table below summarizes information by major category as of March 31, 2009:

	CDO of ABS	CDO of CDO	CLO	Other	Total
Number of CDS transactions	23	1	78	42	144
Remaining weighted-average life of obligations (in years)	16.1	2.0	4.8	5.4	10.4
Gross principal notional outstanding	$26,308,546	$66,577	$18,373,787	$8,835,875	$53,584,785
Hedge principal notional outstanding	$455,000	$—	$—	$—	$455,000
Net derivative liabilities (at fair value)	$4,957,688	$23,711	$994,116	$717,414	$6,692,929

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 7, Special Purpose Entities and Variable Interest Entities.

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor, reinsurance contracts or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of reinsurance and purchased credit derivatives included in net fair value of credit derivatives was $274,791 and $321,007 at March 31, 2009 and December 31, 2008, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $6,536 and $0 for the three months ended March 31, 2009 and 2008, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled.

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

	Surveillance Categories
	IA	II	III	IV	Total
Number of CDS transactions	8	9	6	5	28
Remaining weighted-average life of obligations (in years)	6.6	12.4	18.3	24.3	15.9
Net principal notional outstanding	$4,350,831	$7,796,875	$8,586,603	$5,599,959	$26,334,268
Net derivative liabilities (at fair value)	$689,662	$1,367,231	$1,889,446	$1,123,779	$5,070,118

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

with their financings. The interest rate swaps provided typically require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. Ambac Financial Services manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Within the trading derivatives portfolio, Ambac Financial Services enters into interest rate and currency swaps with professional counterparties with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates and (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates. As of March 31, 2009, the notional amounts of Ambac Financial Services’s trading derivative products are as follows:

Type of derivative	Notional
Interest rate swaps – receive-fixed/pay-variable	$7,359,403
Interest rate swaps – pay-fixed/receive-variable	6,818,334
Interest rate swaps – basis swaps	5,215,671
Currency swaps	4,161,975
Other contracts	364,182

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts with professional counterparties. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. The referenced fixed income obligations met Ambac Assurance’s financial guarantee credit underwriting criteria at the time of the transactions. At March 31, 2009, the notional amount of Ambac’s total return swaps representing the par value of the underlying fixed income obligations was $169,393.

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the three months ended of March 31, 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
Financial Guarantee
Credit derivatives	Net change in fair value of credit derivatives	$1,545,850
Financial Services derivatives products
Interest rate swaps	Derivative products	(14,653)
Currency swaps	Derivative products	(287)
Total return swaps	Net change in fair value of total return swap contracts	(10,381)
Other derivatives	Derivative products	415

Total Financial Services derivative products		(24,906)

Total derivative contracts held for trading purposes		$1,520,944

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps are used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms and currency denominations between investment agreement contracts and invested assets that support those contracts. These derivative contracts are generally designated as fair value hedges or cash flow hedges under SFAS 133. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income.

As of March 31, 2009, the notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes are as follows:

Notional
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	$227,707
Currency swaps	6,642
Derivatives not designated or qualifying as hedging instruments under SFAS 133:
Interest rate swaps	954

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under SFAS 133, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts.” Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of fair value hedges and related hedge item reported in the Consolidated Statement of Operations for the three months ended of March 31, 2009:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Hedged Item	Net Gain or (Loss) Recognized in Income Related to Hedge Ineffectiveness
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(22,417)	$22,549	$132
	Financial Services: Investment income	2,590	(2,759)	(169)
Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	(396)	395	(1)
	Financial Services: Investment income	27	(36)	(9)

Total		$(20,196)	$20,149	$(47)

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Losses” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. As of March 31, 2009, $1,993 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the consolidated financial statements for the three months ended of March 31, 2009:

Derivatives in SFAS 133 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate swaps	$(599)	Financial Services: Investment income	$841	Net mark-to-market gains (losses) on non-trading derivative contracts	$28

Total	$(599)		$841		$28

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative or hedged item expires or is sold or the hedge relationship is re-designated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Income” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Income” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income. In connection with the significant terminations within Ambac’s investment agreement portfolio during 2008 and the first quarter of 2009, many hedge accounting relationships have been discontinued.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under SFAS 133. Net gains (losses) recognized on such contracts recognized as part of Net mark-to-market gains (losses) on non-trading derivative contracts were $2 for the quarter ended March 31, 2009.

Contingent Features in Derivatives Related to Ambac Credit Risk

Ambac’s interest rate swaps and currency swaps with professional swap-dealer counterparties and certain front-end counterparties are generally executed under standardized derivative documents including collateral support and master netting agreements. Under these agreements, Ambac could be required to post collateral in the event net unrealized losses exceed predetermined threshold levels associated with the credit ratings assigned to Ambac Assurance by designated rating agencies. Additionally, credit rating downgrades below defined levels generally provide counterparties the right to terminate the swap positions. Total return swaps also have collateralization provisions which may provide the counterparty the ability to require Ambac to post collateral based on rating agency downgrades of Ambac Assurance. If called to post collateral, Ambac has the option to avoid collateral posting by terminating the total return swap under terms provided in the contracts.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As of March 31, 2009, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $784,574, related to which Ambac had posted assets as collateral with a fair value of $863,371. All such ratings-based contingent features have been triggered as of March 31, 2009, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on March 31, 2009, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with the derivative contract terms which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of March 31, 2009 and December 31, 2008, the liability for unrecognized tax benefits is approximately $84,200 and $83,200, respectively. Included in these balances at March 31, 2009 and December 31, 2008 are $32,400 and $31,400 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2009 and 2008, Ambac recognized interest of approximately $1,025 and $1,000, respectively. Ambac had approximately $10,000 and $9,000 for the payment of interest accrued at March 31, 2009 and December 31, 2008, respectively.

As a result of potential development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the amortization of the unearned premium reserve, collection of future installment premiums on contracts already written, and income from the investment portfolio will not generate sufficient taxable income to recover the full amount of the deferred tax operating asset. A valuation allowance of $2,561,000 has been established against the operating portion of its deferred tax asset to reduce that deferred tax asset to the amount that is more likely than not to be realized based on the estimation of future taxable income. Based on the existing scheduling process, an additional valuation allowance is expected to be necessary for the tax benefits of any future operating losses. In addition, continued operating losses or changes in the estimates of future taxable income and future deductions could result in the need to recognize additional valuation allowances on the remaining deferred tax asset as of March 31, 2009.

Ambac has also established a valuation allowance in connection with the capital loss portion of its deferred tax asset which is comprised of $574,412 relating to SFAS No. 115 securities for which management has the ability and intent to hold such securities to maturity and $421,340 relating to other-

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

than-temporary impairment charges taken on the remaining investment portfolio. Ambac’s conclusion that no valuation allowance is needed on the SFAS No. 115 portion of the deferred tax asset is based on Ambac’s ability and intent to hold these securities until recovery. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to capital losses on the other-than-temporary investments impairment charges recorded in the consolidated statement of operations and has set up a valuation allowance of $216,000. It is reasonably possible that the intent and ability to hold may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against the SFAS 115 portion of the deferred tax asset.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis, however the amount currently considered realizable could be significantly reduced or eliminated in the near term if estimates of future taxable income during the carry forward period decreases or future losses increases.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(6)	Investments

The amortized cost and estimated fair value of investments at March 31, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009
Fixed income securities:
Municipal obligations	$4,311,598	$64,746	$96,897	$4,279,447
Corporate obligations	441,666	5,725	103,183	344,208
Foreign obligations	147,830	7,696	1,754	153,772
U.S. government obligations	175,379	8,730	—	184,109
U.S. agency obligations	305,606	38,938	13	344,531
Mortgage-backed securities	2,938,648	36,394	1,180,480	1,794,562
Asset-backed securities	1,675,393	1,741	420,209	1,256,925
Short-term	1,016,090	—	—	1,016,090
Other	3,368	—	—	3,368

	11,015,578	163,970	1,802,536	9,377,012

Fixed income securities pledged as collateral:
U.S. government obligations	121,574	3,500	—	125,074
U.S. agency obligations	30,646	2,104	—	32,750
Mortgage-backed securities	85,732	2,919	—	88,651

Total collateralized investments	237,952	8,523	—	246,475

Total investments	$11,253,530	$172,493	$1,802,536	$9,623,487

December 31, 2008
Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543
Corporate obligations	443,804	7,448	69,688	381,564
Foreign obligations	143,328	8,669	1,628	150,369
U.S. government obligations	172,838	10,988	—	183,826
U.S. agency obligations	483,751	75,533	—	559,284
Mortgage-backed securities	3,788,822	19,131	1,946,981	1,860,972
Asset-backed securities	1,626,849	2,768	488,499	1,141,118
Short-term	1,454,229	—	—	1,454,229
Other	13,956	232	129	14,059

	12,548,908	166,732	2,709,676	10,005,964

Fixed income securities pledged as collateral:
U.S. government obligations	125,068	4,626	—	129,694
U.S. agency obligations	29,735	2,222	—	31,957
Mortgage-backed securities	122,488	2,714	—	125,202

Total collateralized investments	277,291	9,562	—	286,853

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817

Foreign obligations consist primarily of government issued securities which are denominated in Pounds Sterling, Euros or Australian dollars.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments at March 31, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,089,922	$1,091,374
Due after one year through five years	1,135,922	1,159,655
Due after five years through ten years	921,607	884,683
Due after ten years	3,406,306	3,347,637

	6,553,757	6,483,349
Mortgage-backed securities	3,024,380	1,883,213
Asset-backed securities	1,675,393	1,256,925

	$11,253,530	$9,623,487

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2009:
Fixed income securities:
Municipal obligations	$1,002,129	$53,502	$968,714	$43,395	$1,970,843	$96,897
Corporate obligations	112,344	27,230	129,097	75,953	241,441	103,183
Foreign obligations	18,135	1,754	—	—	18,135	1,754
U.S. agency obligations	1,966	13	—	—	1,966	13
Mortgage-backed securities	149,217	28,013	436,319	1,152,467	585,536	1,180,480
Asset-backed securities	689,949	120,990	429,361	299,219	1,119,310	420,209
Short-term	814	—	—	—	814	—

Total temporarily impaired securities	$1,974,554	$231,502	$1,963,491	$1,571,034	$3,938,045	$1,802,536

December 31, 2008:
Fixed income securities:
Municipal obligations	$2,420,553	$150,494	$524,667	$52,257	$2,945,220	$202,751
Corporate obligations	133,118	12,868	148,322	56,820	281,440	69,688
Foreign obligations	18,270	1,628	—	—	18,270	1,628
Mortgage-backed securities	225,612	40,549	651,680	1,906,432	877,292	1,946,981
Asset-backed securities	638,170	212,501	339,612	275,998	977,782	488,499
Other	672	108	59	21	731	129
Short-term	822	—	—	—	822	—

Total temporarily impaired securities	$3,437,217	$418,148	$1,664,340	$2,291,528	$5,101,557	$2,709,676

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment. Management has determined that the unrealized losses

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

reflected in the table above are temporary in nature as of March 31, 2009 and December 31, 2008 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor as applicable and analysis of projected defaults on the underlying collateral; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity.

Of the securities that were in a gross unrealized loss position at March 31, 2009, $334,245 of the total fair value and $983,306 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $288,592 and unrealized loss balance of $952,197. Of the securities that were in a gross unrealized loss position at December 31, 2008, $56,553 of the total fair value and $129,741 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $54,534 and unrealized loss balance of $129,468.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of March 31, 2009 is primarily related to Alt-A residential mortgage backed securities. Of the $1,152,467 of unrealized losses on mortgage-backed securities for greater than 12 months, $1,120,817 or 97% is attributable to 42 individual Alt-A securities. These individual securities have been in an unrealized loss position for 15 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2006-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

As part of the quarterly impairment review process, management has analyzed the cash flows of all Alt-A RMBS securities held based on the default, prepayment and severity loss assumptions specific to each security’s underlying collateral. Management has contracted consultants to model each of the securities in our portfolio. The model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period, and then projects remaining cash flows using a number of loan-specific assumptions, including default rates, prepayment rates, and recovery rates. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Using the analysis of Alt-A securities’ cash flows, management has determined that certain transactions with a fair value of $178,095 and unrealized loss of $712,643 are at greater risk of suffering other-than-temporary impairments in the future. Although our analysis indicates that at this time non-receipt of contractual cash flow is not probable, expected collateral cash flows are closer to resulting in projected shortfalls of principal or interest on these securities relative to our other Alt-A holdings. Therefore, deterioration in the expected performance of collateral, changes in interest rates, or other factors that impact performance is more likely to result in an other-than-temporary impairment in the future.

Asset-backed securities

The decrease in gross unrealized losses on asset-backed securities during the three months ended March 31, 2009 reflects improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $299,219 of unrealized losses on asset-backed securities greater than 12 months, 11 student loan positions comprise $131,502. These individual securities have been in an unrealized loss position for between 14-15 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. On certain asset backed securities where cash flow projections are pertinent, management may stress underlying collateral based on default, prepayment and severity assumptions to ascertain if a sufficient amount of subordination, overcollateralization or excess spread is available. Ambac determined that there is sufficient credit enhancement to mitigate recent

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

market stresses. Management does not have any credit concerns with these transactions and therefore believes that the receipt of all principal and interest from asset-backed securities is probable.

Municipal obligations

The decrease in gross unrealized losses on municipal obligations during the three months ended March 31, 2009 was a result of narrowing credit spreads on municipals during the period. The Company does not have credit concerns with the municipal securities since many of the underlying credits are highly rated in the AA category and the Company believes that receipt of all principal and interest on these securities is probable.

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

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and investment repurchase agreement, derivative and reverse repurchase agreement counterparties and non-U.S. domiciled insurers at March 31, 2009 and December 31, 2008:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non-U.S. domiciled insurers	Fair value of securities sold under agreements to repurchase
March 31, 2009:
Sources of Collateral:
Securities purchased under agreements to resell	$—	$—	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	2,507,833	1,821,614	424,596	15,148	246,475
Cash and securities pledged from its derivative counterparties	215,704	—	206,849	—	—

December 31, 2008:
Sources of Collateral:
Securities purchased under agreements to resell	$—	$—	$—	$—	$—
Cash and securities pledged directly from the investment portfolio	3,195,550	2,404,591	488,403	15,703	286,853
Cash and securities pledged from its derivative counterparties	229,382	—	227,313	—	—

Securities carried at $6,736 and $6,999 at March 31, 2009 and December 31, 2008, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

(7)	Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in mortgage-backed and other asset-backed securities issued by VIEs. Ambac invests in investment grade mortgage-backed and other asset-backed securities and the ownership interest is insignificant to the VIE.

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

FIN 46(R) requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both upon the inception of that holder’s involvement in the VIE. FIN 46(R) also requires the primary beneficiary or a holder of a variable interest that is not the primary beneficiary or the primary beneficiary’s related parties to reconsider its initial decision to consolidate a variable interest entity upon occurrence of certain specified events in a subsequent reporting period. Ambac evaluates the existence of a VIE upon entering into a transaction that involves a special purpose entity. For all entities determined to be VIEs, Ambac determines whether it is the primary beneficiary of a VIE both at inception and when reconsideration events occur. This is determined by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive Ambac performs a quantitative analysis. Generally, Ambac does not absorb the majority of the expected losses and is not the primary beneficiary as the result of its guarantee of insured obligations issued by VIEs due the financial protection available to Ambac in the structure as noted above. Ambac generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a nonconsolidated VIE, to be a significant variable interest.

Consolidated VIE

As of March 31, 2009, Ambac is the primary beneficiary and, therefore, consolidated a VIE under one transaction as a result of providing a financial guarantee. The VIE is a bankruptcy remote special purpose financing entity created by the issuer of debt securities to facilitate the sale of notes guaranteed by Ambac Assurance. Ambac is not primarily liable for the debt obligations of the VIE. Ambac would only be required to make payments on these debt obligations in the event that the issuer defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIE.

Proceeds from the note issuance of the VIE were used to extend loans to universities in the United Kingdom. The financial reports of this VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of the VIE are consolidated on a one quarter lag. Total long-term debt outstanding under this note issuance was $197,948 and $244,500 with a maturity date of December 7, 2047 and a fixed rate of interest of 5.32% at March 31, 2009 and December 31, 2008, respectively. Ambac is subject to potential consolidation of an additional $534,165 of assets and liabilities in connection with future utilization of the VIE.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIE discussed above. The assets and liabilities of the VIE are consolidated into the respective Balance Sheet captions.

	At March 31, 2009	At December 31, 2008
Assets:
Cash	$912	$1,049
Investment income due and accrued	1,189	4,599
Loans	187,525	231,603
Other assets	3,478	4,356

Total assets	$193,104	$241,607

Liabilities:
Accrued interest payable	$657	$3,841
Long-term debt	197,948	244,500
Other liabilities	50	79

Total liabilities	198,655	248,420

Stockholders’ equity:
Noncontrolling interest	(5,551)	(6,813)

Total liabilities and stockholders’ equity	$193,104	$241,607

Significant Variable Interests in Non-consolidated VIEs

The following table displays the carrying amount of the liabilities and maximum exposure to loss of Ambac’s significant variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of March 31, 2009:

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

	Carrying Value of Liabilities
($ Thousands)	Maximum Exposure To Loss(1)	Insurance Liabilities(2)	Derivative Liabilities(3)
Global Structured Finance:
Collateralized debt obligations	$75,488,035	$158,335	$6,773,082
Mortgage-backed – residential	47,815,622	2,943,367	16,474
Mortgage-backed – commercial	1,458,488	3,091	41,207
Other consumer asset-backed	15,179,942	125,219	18,717
Other commercial asset-backed	52,674,670	1,963,056	37,011
Other	21,239,689	657,472	37,084

Total Global Structured Finance	213,856,446	5,850,540	6,923,575
Global Public Finance	51,096,729	1,051,203	14,149

Total	$264,953,175	$6,901,743	$6,937,724

(1)

Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.

(2)

Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets. Unearned premiums reflect the adoption of SFAS 163 which increased insurance liabilities due to inclusion of the present value of future installment premiums. Refer to Note 3 for further information related to the accounting for financial guarantee insurance contracts.

(3)

Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 4 “Derivative Contracts” for further information related to the accounting for credit derivative contracts.

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

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

As of March 31, 2009, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of A- and weighted average life of 5.2 years at March 31, 2009. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regard to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of MTNs, which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of March 31, 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

Pursuant to the terms of Ambac Assurance’s insurance policy, insurance premiums are paid to Ambac Assurance by the QSPEs and are earned in a manner consistent with other insurance policies, over the risk period. Any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

There were no assets sold to the QSPEs during the three months ended March 31, 2009 and the year ended December 31, 2008. Ambac Assurance received premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $1,321 and $1,424 for the three months ended March 31, 2009 and 2008, respectively. Ambac also received fees for providing other services amounting to $46 and $49 for the three months ended March 31, 2009 and 2008, respectively.

Derivative contracts are provided by Ambac Financial Services, a subsidiary of Ambac. Consistent with other non-hedging derivatives, Ambac Financial Services account for these contracts on a trade date basis at fair value. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” on Ambac’s Consolidated Statements of Operations. Ambac Financial Services received $2,952 and $7,903 for the three months ended March 31, 2009 and 2008, respectively, under these derivative contracts. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10 Fair Value Measurements.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ABP Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings at January 1, 2008 as a result of the re-measurement to fair value. At March 31, 2009 the fair value of the QSPEs is $13,748 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three months ended March 31, 2009 is ($542), and is included within Other Income on the Consolidated Statements of Operations.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

(8)	Stockholders’ Equity

Effective January 1, 2009, Ambac adopted the provisions of SFAS 160, “Non-controlling Interest in Consolidated Financial Statements.” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, Ambac reclassified noncontrolling interests in the amount of $693,187 into the equity section of the December 31, 2008 consolidated balance sheets. Included in non-controlling interests are the preferred stock of Ambac Assurance. In the first quarter of 2009, Ambac Assurance sold an additional $100,000 of preferred stock, bringing the total to $800,000. Also in the first quarter of 2009, Ambac Assurance retired 903 shares of preferred stock for $1,806.

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

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services subsidiaries. Additionally, Ambac Assurance provides secured and unsecured borrowings to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to Ambac corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Inter-segment revenues consist of dividends received.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment as of and for the three-month period ended March 31, 2009 and 2008:

	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
Three months ended March 31,
2009:
Revenues:
Unaffiliated customers	$1,101,751	$27,521	$249	$—	$1,129,521
Inter-segment	8,581	(8,489)	359	(451)	—

Total revenues	$1,110,332	$19,032	$608	$(451)	$1,129,521

Income before income taxes:
Unaffiliated customers	$302,537	$10,781	$(33,618)	$—	$279,700
Inter-segment	8,581	(8,758)	359	(182)	—

Total income before income taxes	$311,118	$2,023	$(33,259)	$(182)	$279,700

Total assets	$15,200,114	$4,739,775	$242,508	$—	$20,182,397

2008:
Revenues:
Unaffiliated customers	$(1,367,019)	$(196,447)	$827	$—	$(1,562,639)
Inter-segment	4,724	(4,595)	54,709	(54,838)	—

Total revenues	$(1,362,295)	$(201,042)	$55,536	$(54,838)	$(1,562,639)

Income before income taxes:
Unaffiliated customers	$(2,462,240)	$(288,839)	$(39,626)	$—	$(2,790,705)
Inter-segment	8,362	(6,604)	53,178	(54,936)	—

Total income before income taxes	$(2,453,878)	$(295,443)	$13,552	$(54,936)	$(2,790,705)

Total assets	$16,507,135	$8,203,823	$200,672	$—	$24,911,630

The following table summarizes gross premiums written, net premiums earned and the net change in Fair Value of credit derivatives included in the Financial Guarantee segment by location of risk for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)	Three Months 2009			Three Months 2008
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$19,759	$148,647	$1,440,941	$95,434	$138,768	$(1,277,824)
United Kingdom	(10,897)	23,355	(1,511)	32,221	17,841	(5,754)
Other international	(48,062)	24,810	106,420	31,552	30,257	(424,621)

Total	$(39,200)	$196,812	$1,545,850	$159,207	$186,866	$(1,708,199)

(10)	Fair Value Measurements

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

We reflect Ambac’s own creditworthiness in the fair value of financial instruments by increasing the discount rate used by observable credit spreads on Ambac Assurance.

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

Fixed Income Securities:

The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At March 31, 2009, approximately 11%, 77% and 1% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 11% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under SFAS 157, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $14,736,068 and $10,246,697 at March 31, 2009 and December 31, 2008, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions.

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

Credit Derivatives:

Fair value of Ambac’s CDS is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

provide the same protection at the balance sheet date. Ambac competes in the financial guarantee market, which differs from the credit markets where Ambac-insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of obtaining the investor’s control rights, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing is well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

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

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party quotes were used in the determination of CDS fair values related to transactions representing 80% of CDS net par outstanding and 74% of the CDS derivative liability as of March 31, 2009.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 20% of CDS net par outstanding and 26% of the CDS derivative liability as of March 31, 2009.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Ambac’s CDS fair value calculations are adjusted for increases in our estimates of expected loss on the reference obligations and observable changes in financial guarantee market pricing. If no adjustment is considered necessary, Ambac maintains the same percentage of the credit spread (over LIBOR) demanded in the market for the reference obligation as existed at the inception of the CDS. Therefore, absent changes in expected loss on the reference obligations or financial guarantee CDS market pricing, the financial guarantee CDS fee used for a particular contract in Ambac’s fair value calculations represent a consistent percentage, period to period, of the credit spread determinable from the reference obligation value at the balance sheet date. This results in a CDS fair value balance that fluctuates in proportion with the reference obligation value.

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all originally underwritten with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees cannot be observed in the market through new transactions, secondary market transactions or by other means as there have been no such transactions. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (“relative change ratio”) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 bps currently less the 20bps we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point hypothetical CDS fee increase in our model (35% of 100 basis point reference obligation spread, or 35 bps currently, less the 20 bps contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the percentage of reference obligation spread captured in the CDS fee (or relative change ratio) are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type. That is, the probability of default associated with the respective tenor and internal

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100 x 60% = 73.2%.

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

The discount rate used for the present value calculations described above is LIBOR plus Ambac’s current credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. To factor in the risk of Ambac’s non-performance as viewed by the market, we adjust the discount rate used to calculate the present value of hypothetical future CDS fees by adding the cost of credit default swap protection on Ambac Assurance to the LIBOR curve as of the valuation date. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread.

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the three months ended March 31, 2009 and 2008. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit Ambac Assurance and its competitors from transacting this product going forward.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses and settlements paid on written credit derivative contracts and (iv) paid losses and settlements recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $53,129,785 and $56,801,198 at March 31, 2009 and December 31, 2008, respectively. Refer to Note 4 to the Unaudited Consolidated Financial Statements for additional disclosures about Ambac’s credit derivative positions and results.

Other Financial Assets:

The carrying value of Cash approximates fair value. The fair values of Ambac’s equity interest in QSPEs (included in Other assets), are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of March 31, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2009
Financial assets:
Fixed income securities	$184,109	$8,059,725	$113,720	$8,357,554
Fixed income securities, pledged as collateral	125,074	121,401	—	246,475
Short-term investments	1,016,090	—	—	1,016,090
Other investments	3,368	—	—	3,368
Cash	107,866	—	—	107,866
Derivative assets	—	1,414,620	433,332	1,847,952
Other assets	—	—	13,748	13,748
Total financial assets	1,436,507	9,595,746	560,800	11,593,053
Financial liabilities:
Derivative liabilities	—	1,193,558	6,952,896	8,146,454
Total financial liabilities	—	1,193,558	6,952,896	8,146,454

	Level 1	Level 2	Level 3	Total
December 31, 2008
Financial assets:
Fixed income securities	$183,826	$8,270,397	$83,453	$8,537,676
Fixed income securities, pledged as collateral	129,694	157,159	—	286,853
Short-term investments	1,454,229	—	—	1,454,229
Other investments (1)	4,059	—	—	4,059
Cash	107,811	—	—	107,811
Derivative assets	—	1,684,141	503,073	2,187,214
Other assets	—	—	14,290	14,290
Total financial assets	1,879,619	10,111,697	600,816	12,592,132
Financial liabilities:
Derivative liabilities	—	1,555,412	8,534,483	10,089,895
Total financial liabilities	—	1,555,412	8,534,483	10,089,895

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2009 and 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Level- 3 financial assets and liabilities accounted for at fair value
Three Months ended March 31, 2009	Investments	Other	Derivatives	Total
Balance, beginning of period	$83,453	$14,290	$(8,031,410)	$(7,933,667)
Total gains/(losses) (realized and unrealized):
Included in earnings	157	(542)	1,524,829	1,524,444
Included in other comprehensive income	(616)	—	—	(616)
Purchases, issuances and settlements	(2,718)	—	(12,983)	(15,701)
Transfers in and/or out of Level 3	33,444	—	—	33,444

Balance, end of period	$113,720	$13,748	$(6,519,564)	$(6,392,096)

Three Months ended March 31, 2008	Other	Derivatives	Total
Balance, beginning of period	$14,307	$(5,766,041)	$(5,751,734)
Total gains/(losses) (realized and unrealized):
Included in earnings	564	(1,754,319)	(1,753,755)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	(22,291)	(22,291)
Transfers in and/or out of Level 3	—	—	—

Balance, end of period	$14,871	$(7,542,651)	$(7,527,780)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. Due to the continued credit market disruption, market discount rates cannot not be readily observed for instruments that we believe are similar to certain structured securities held in our portfolio which are valued using internal models. As a result, all invested assets that have internally modeled fair values have been classified as Level 3 as of March 31, 2009 and December 31, 2008. Other assets included in Level 3 represent the Company’s equity interest in QSPE’s, which we elected to carry at fair value under SFAS 159 effective January 1, 2008.

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for three months ended March 31, 2009 and 2008 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative	Derivative products revenues	Other income
2009:
Total gains or losses included in earnings for the period	$157	$6,136	$1,535,371	$(16,678)	$(542)
Gains or losses relating to the assets and liabilities still held at the reporting date	157	5,852	1,511,457	(16,423)	(542)
2008:
Total gains or losses included in earnings for the period	$—	$16,245	$(1,723,038)	$(47,526)	$564
Gains or losses relating to the assets and liabilities still held at the reporting date	—	16,241	(1,723,038)	(43,785)	564

(11)	Commitments and Contingencies

Ambac Financial Group, Inc, and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac Financial Group, Inc., and one former officer and director and one current officer, Case No. 08 CV 11241. An amended

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”) Stockton, California (“Stockton”), Oakland and Sacramento, California, the City and County of San Francisco, and the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and the Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles, Stockton, and the Counties of San Diego, San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. These plaintiffs allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the plaintiffs of competition in the awarding of GICs and Derivative Products and ultimately resulting in the plaintiffs paying higher fees for these products.

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

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by the Rating Agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between the Rating Agencies and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California dated October 27, 2008, which similarly appear directed toward the alleged disparity in the credit ratings assigned to municipal bonds and corporate bonds, with particular focus on municipal bonds issued by the State of California and its related issuers. The California Attorney General has sought, among other things, documents relating to Ambac’s insurance of California general obligation bonds, as well as documents relating to the methodology that Ambac employs in determining whether to insure corporate and municipal bonds.

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

(12)	Future Application of Accounting Standards

On April 9, 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the requirements for recognizing other-than-temporarily-impaired debt securities and changes the existing impairment model for such securities. This FSP also modifies the presentation of other-than-temporary impairment losses and increases the frequency of and expands already required disclosures about other-than-temporary impairment for debt and equity securities. Equity securities are not subject to this FSP’s requirements on recognition. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

FSP FAS 115-2 and FAS 124-2 changes the amount of an other-than-temporary impairment that is recognized in earnings when there are credit losses on a debt security for which management does not intend to sell and for which it is more-likely-than-not that the entity will not have to sell prior to recovery of the noncredit impairment. In those situations, the portion of the total impairment that is attributable to the credit loss would be recognized in earnings, and the remaining difference between the debt security’s amortized cost basis and its fair value would be included in other comprehensive income. The cumulative effect of initially applying this FSP will be recorded as an adjustment to the opening balance of retained earnings to reclassify the noncredit component of the other-than-temporary impairment previously recognized in earnings to other comprehensive income. Ambac will adopt FSP FAS 115-2 and FAS 124-2 effective as of April 1, 2009. Ambac is currently evaluating the implications of FSP FAS 115-2 and FAS 124 on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurement, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP will be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Retrospective application would not be permitted. Ambac will adopt FSP FAS 157-4 effective as of April 1, 2009. Ambac is currently evaluating the implications of FSP FAS 157-4 on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim periods ending after June 15, 2009, with early application permitted for periods ending after March 15, 2009. Ambac will

Notes to Unaudited Consolidated Financial Statements (Continued)

(Dollars in thousands, except share amounts)

adopt FSP FAS 107-1 and APB 28-1 effective as of April 1, 2009. Since FSP FAS 107-1 and APB 28-1 only require more frequent disclosures concerning fair value of financial instruments, adoption of this FSP will not affect Ambac’s financial condition, results of operations or cash flows.

On September 15, 2008, the FASB issued a revised Exposure Draft, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 140 ED”). This is a revision of the version issued on August 11, 2005. Among other things, SFAS 140 ED proposed to eliminate the concept of QSPE. On September 15, 2008, the FASB also issued an Exposure Draft, Amendments to FASB Interpretation No. 46(R) (“FIN 46(R) ED”). FIN46(R) ED proposed a new approach to determine which enterprise involved in a variable interest entity (“VIE”) shall be the primary beneficiary and shall consolidate the VIE. The comment period for both SFAS 140 ED and FIN 46(R) ED ended on November 14, 2008. The proposed effective date of SFAS 140 ED and FIN 46(R) ED is January 1, 2010 for Ambac. Ambac believes these Exposure Drafts in their current form could increase the number of SPEs Ambac is required to consolidate and thus have a material impact to Ambac’s financial statements. Ambac continues to monitor the status of these Exposure Drafts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2008 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q.

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (2) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (3) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (4) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (5) risks relating to the re-launch of Connie Lee as Everspan Financial Guarantee Corp.; (6) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (7) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (8) inadequacy of reserves established for losses and loss expenses; (9) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (10) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (11) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (12) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (13) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (14) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (15) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (16) Ambac’s financial position and lack of financial flexibility, resulting principally from the uncertainty of Ambac Assurance’s ability to pay dividends to Ambac without the consent of the office of the Commissioner of Insurance of the State of Wisconsin; (17) legislative and regulatory developments, including the Troubled Asset Relief Program and other programs under the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Emergency Economic Stabilization Act and other similar programs; (18) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (19) changes in expectations regarding future realization of gross deferred tax assets; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under SFAS 133, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of SFAS 163, which, among other things, introduces volatility in the recognition of premium earnings and losses; (21) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) operational risks, including with respect to internal processes, risk models, systems and employees; (23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (25) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (26) changes in tax laws; (27) other factors described in the Risk Factors section in Part I, Item 1A of the 2008 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (28) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated “BBB” with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Caa1, with a developing outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac has historically provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded in April 2009 by Moody’s to Ba3, with a developing outlook, and is rated A with a negative outlook from S&P. As a result of rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance and its operating subsidiaries have been able to originate only a de minimis amount of new financial guarantee business since November 2007 and none in 2009.

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

As an alternative to financial guarantee insurance, credit protection was provided by Ambac Credit Products LLC, a subsidiary of Ambac Assurance, in credit derivative format. Ambac Assurance insures the obligations of Ambac Credit Products under these transactions. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. As part of its refocused business strategy, Ambac decided to discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures. See “Quantitative and Qualitative Disclosures About Market Risk” located in Item 3 of this Form 10-Q for further information about credit derivatives.

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

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay dividends on its common stock, to pay principal and interest on its indebtedness and to pay its operating expenses. Ambac Assurance is unable to pay dividends to Ambac in 2009 without the consent of the Office of the Commissioner of Insurance of the State of Wisconsin. See Part I, Item 2 “Management’s Discussion and Analysis—Liquidity and Capital Resources” of this Form 10-Q for further information.

Financial information concerning our business segments for each of 2009 and 2008 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and the notes thereto, which are in Part I, Items 1, 2 and 3 of this Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2008 Form 10-K filed with the SEC on March 16, 2009.

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

On May 23, 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e., loss reserves). Ambac adopted the loss reserve provisions of SFAS 163 on January 1, 2009. SFAS 163 is required to be applied to inforce financial guarantee insurance contracts issued upon adoption as well as new financial guarantee contracts issued in the future.

Under SFAS 163 a loss reserve is recorded on the balance sheet for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the unearned premium reserve (“UPR”) for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and update internal credit ratings for

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which have been downgraded since the transaction’s inception. One of two approaches are then utilized to estimate expected losses to ultimately determine if a loss reserve should be established for these credits. The first approach is statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”), which is comprised of Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

For those credits meeting the above criteria that require further evaluation, one of two approaches are utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is an adjusted statistical expected loss approach. This approach utilizes the same statistical loss calculation described above to derive a “base case” loss. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of base case losses. As such, ERMC-approved loss severities used in estimating the base case statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Such adjustments consider the likelihood of all possible outcomes based on all relevant facts and circumstances that are available to our surveillance group. Analysts may accept the base case statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity. The second approach entails the use of more precise estimates of expected net cash outflows (future claim payments, net of potential recoveries, expected to be paid to the holder of the insured financial obligation). Ambac’s surveillance group will consider the likelihood of all possible outcomes and develop cash flow scenarios. This approach can include the utilization of market accepted software tools to develop net claim payment estimates. We have utilized such tools for residential mortgage-backed exposures as well as certain other types of exposures. These tools, in conjunction with detailed data of the historical performance of the collateral pools, assist Ambac in the determination of certain assumptions, such as default and voluntary prepayment rates, which are needed in order to estimate expected future net claim payments. In this approach a probability-weighted expected loss estimate is

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

developed based on assigning probabilities to multiple net claim payment scenarios and applying an appropriate discount factor. A loss reserve is recorded for the excess, if any, of estimated expected losses (net cash outflows) using either of these two approaches, over UPR. For certain policies, estimated potential recoveries exceed estimated future claim payments because all or a portion of such recoveries relate to claims previously paid. The expected net cash inflows for these policies are recorded as a subrogation recoverable asset.

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in foreign currency are discounted using the appropriate risk-free rate for the respective currency. The discount factor is updated for the current risk-free rate each reporting period.

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. Downgrades to the underlying rating of a credit, particularly those individual credits with a large net par balance, could have a significant impact on our reserves. Loss reserves for public finance or other non-collateral dependent transactions whose underlying financial obligations have already defaulted (that is a 100% probability of default) are only sensitive to severity assumptions. Loss reserves for collateral dependent transactions (such as mortgage-backed security transactions) for which a portion of the underlying collateral has already defaulted will be sensitive to both severity assumptions as well as probability of default of the underlying collateral.

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, asset classes and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Historically, Ambac has not ceded large percentages of outstanding exposures to our reinsurers; therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits at March 31, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Defaulted credits	48	$20,614	$1,760
All other credits	148	17,923	1,134

Totals	196	$38,537	$2,894

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

(“RMBS”); healthcare institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”); and collateralized debt obligations (“CDOs”). These four bond kinds represent 91% of our ever-to-date claim payments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers into three broad credit risk classes: prime, mid-prime (including Alt-A) and sub-prime. Prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient on either or both of these criteria. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes “Alt-A” loans, which typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to borrowers who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements. Additionally, this category includes “Affordability Product” loans which are loans with nontraditional amortization schedules such as interest only or option adjustable rate features.

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

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures at March 31, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Second-lien	40	$11,952	$1,174
Mid-prime	50	6,474	1,105
Sub-prime	15	1,791	142
Other	10	364	31

Totals	115	$20,581	$2,452

(1)	Includes allowance for reinsurance recoverables.

The residential mortgage market in the United States is experiencing significant financial stress. The speed and extent of the housing downturn has been significant and has resulted in significant losses for many major financial institutions and investors, including Ambac. Since the third quarter of 2007, the major rating agencies have downgraded and put on watch for downgrade a significant number of RMBS and CDO of ABS, including securities guaranteed by Ambac. The majority of credit downgrades of the RMBS and CDO of ABS by the major independent rating agencies have been largely concentrated in transactions which are comprised principally of first and second lien mortgage loans originated during the 2005 through 2007 period.

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

RMBS transaction-specific behavior is analyzed on a risk priority basis. We employ a screening tool each month to identify the first loss constant default rate (“CDR”) that would result in a claim to Ambac’s policy. A higher first loss CDR indicates a transaction can sustain higher default rates in the underlying collateral pool before resulting in a claim to Ambac’s policy versus a comparable transaction with a lower first loss CDR. Transactions that demonstrate a declining first loss CDR or are experiencing growing delinquencies and declining credit enhancement are identified as underperforming. Underperforming transactions are then analyzed to obtain historical and projected collateral performance and cash flow information specific to the structure, and are included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Second-Lien:

Consistent with the methodology used in 2008, we used a roll-rate methodology to estimate loss reserves for second-lien transactions which observes trends in delinquencies, defaults, loss severities, prepayments and extrapolates ultimate performance from this data on an individual transaction basis and their component pools where they exist. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for the first quarter of 2009 loss estimates:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prepayment Rates

Throughout 2008, we saw voluntary prepayments decline below expected levels – that trend continued in the first quarter of 2009. There are several primary drivers of the trend: negative housing price appreciation, an impaired mortgage market and borrowers lacking the financial means to prepay balances. We believe that these factors will not be ameliorated in the foreseeable future and thus we project these trends into the future. This view translates into projected prepayment rates falling by about 0 to 2 percentage points compared to the fourth quarter of 2008 for total projected prepayment rates, generally in the range of 2% to 5%.

Initial Delinquencies

Whereas prepayments declined in 2008, initial delinquencies consistently exceeded expectations, climbing throughout 2008 and into the first quarter of 2009. This backdrop shapes our assumption that initial delinquencies will rise from 0.5% to 1% while total initial delinquencies are projected to start from about 2% to over 7%. In several cases where the recent data indicates continued deterioration and collateral is considered to be vulnerable from the perspective of borrower quality, geography and CLTV, we project initial delinquencies will increase further by 0.5%. In no cases have we projected any decrease.

Loss Severity

Prior to 2009 we established a maximum of 100% loss severity for mortgages that are collateral for the structures. Recently, we have observed increases in severity as carrying costs were combined with complete write-offs of outstanding loans. As such, we have increased projected loss severities to range between 100% and 107%.

Borrower Default burnout

We assume that defaults remain near present levels throughout 2009. Thereafter, we assume that the rate of mortgage defaults will decline by 50% over a six month period beginning in September 2010. We assume that the distressed default levels will begin to abate once housing prices stabilize. We analyzed implied housing futures prices as an indication of market expectations for the timing of that event and the assumed six month decline reflects a gradual return to some longer term trends that were evident prior to the steep housing price decline.

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

Ambac has updated its estimated subrogation recoveries from $859.5 million at December 31, 2008 to $859.7 million at March 31, 2009. The

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

estimated subrogation recoveries are transaction specific and based upon an initial sampling of the mortgage loans for which we are seeking recoveries. These estimated recoveries rely upon identified breaches of transaction specific representations and warranties that we have already discovered as a result of actual loan file examinations for over 8,500 loans out of an aggregate 176,000 loans in eleven transactions. Estimated recoveries for ten of the transactions, amounting to $614.5 million, were based on only those loans that were examined which had substantiated breaches, without extrapolation to the remaining mortgages in the loan pool. Estimated recoveries for the remaining one transaction, amounting to $218.0 million, was based on a statistical random sample of, and subsequent extrapolation to, the respective loan pool which was necessary as a result of the sponsor providing limited access to its loan files. For all eleven transactions we assumed recovery in 2011, discounted at a risk-free rate of .88%. We have assumed this recovery period based upon our prior experience in collecting similar recoveries. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings.

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

First-Lien-Mid-Prime, including Affordability Product:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Continually, we have witnessed a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming exposures in this segment of our portfolio by analyzing the trend of late stage delinquencies (90+ day delinquencies, foreclosures, bankruptcies, and REO categories). In addition, we assess the amount of credit support available below our senior position to determine our internal rating. Our loss estimates for this segment of our insured portfolio use a roll-rate approach which is based on a loss timing curve to project lifetime mortgage defaults. As a result of the rapid deterioration of the collateral underlying these transactions, we accelerated the timing of defaults in the first quarter of 2009, relative to the 2008 analysis.

The first quarter 2009 assumptions used include severity assumptions of 45% for Mid Prime and 50% for the affordability loans (increased from 45% at December 31, 2008). Prepayment rates have been consistently low for several months and we therefore assume a 4% rate. These inputs are run through our cash flow model to arrive at a collateral cumulative loss assumption and a future value claim estimate for each insured bond.

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

For second-lien mortgage credits for which we have an estimate of expected loss at March 31, 2009, the reasonably possible increase in loss reserves could be approximately $648 million. The reasonably possible scenario for second-lien mortgage collateral assumes that the voluntary CPR decreases by 1 to 5 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases .0.25% to 1% (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we increased them in a range between 1 to 3 percent. The mid-prime, negative amortization and interest only MBS credits for which we have an estimate of expected losses at March 31, 2009 have a reasonably possible increase in loss reserves of approximately $599 million. The reasonably possible scenario for this collateral group assumes that a greater proportion of cumulative losses (between 10% to 15%) occur in the first 100 months of the transaction.

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

EETC:

Intense competition in the global airline industry and high energy costs could adversely impact our EETC transactions. We currently do not have any EETC transactions in our classified credit portfolio.

CDOs:

It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however, Ambac’s exposure to CDOs executed in insurance form included in loss reserves is currently limited as the majority of the CDO portfolio (87%) was executed in derivative form. CDO exposures executed in derivative form are recorded on our Consolidated Balance Sheets at fair value. Please refer to “Valuation of Financial Instruments” below for further discussion on mark-to-market sensitivities relating to CDOs executed in derivative form.

Currently, the credits that comprise our loss reserves primarily include mortgage-backed and home equities and healthcare from the four bond types discussed above as well as transportation credits.

Generally, severity assumptions are established within our loss reserve for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the March 31, 2009 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond types that are presently included within our loss reserves.

$ in millions Category	Net par outstanding	Loss Reserves at 3/31/09	Increase in Reserve Estimate
Transportation	$1,433	$112	$165
Health care	$1,565	$13	$19

Ambac’s management believes that the reserves for losses and loss expenses are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. Ambac’s financial instruments are reported on the Consolidated Balance Sheets at fair value and those subject to valuation estimates include investments in fixed income securities and derivatives comprising credit default, interest rate, currency and total return swap transactions.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. SFAS 157, Fair Value Measurements requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 50% of our assets and approximately 35% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, in the current market environment, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value. Refer to Note 10 to the Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 3 fair value category. Refer to Note 12 to the Consolidated Financial Statements for discussion of new accounting pronouncements not yet adopted as of March 31, 2009 which may impact the valuation of financial instruments in future periods.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 115 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other broker quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. If a decline in the fair value of an available-for-sale security is judged to be other-than-temporary, a charge is recorded in net realized losses equal to the difference between the fair value and amortized cost basis of the security. In addition, for securities expected to be sold, an other-than-temporary impairment charge is recognized if the Company does not expect the fair value of a security to recover to amortized cost prior to the expected date of sale. The fair value of the other-than-temporarily impaired investment becomes its new cost basis. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield. Refer to Note 12 to the Consolidated Financial Statements for discussion of new accounting pronouncements not yet adopted as of March 31, 2009 which will impact the accounting for other-than-temporary impairments in future periods.

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

Derivatives:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps. These contracts are accounted for at fair value under SFAS 133 Accounting for Derivative Instruments and Hedging Activities, as amended. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 10 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. Ambac’s 23 CDO of ABS transactions had an average internal rating of CCC+ and an average tenor of 16.0 years at March 31, 2009. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 37% at transaction inception to 81% as of March 31, 2009. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our credit default swap (“CDS”) portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of March 31, 2009, Ambac’s derivative liability balance would increase by $612 million. In addition to the CDO of ABS transactions, one other credit derivative transaction has been downgraded to below investment grade as of March 31, 2009 which, given the transaction’s expected life and asset class, has resulted in a relative change ratio of 100%. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through March 31, 2009 and as such adjustments to the relative change ratio have not been material. Excluding CDO of ABS and the additional below investment grade credit described above, downgrades have occurred in CDS transactions representing approximately 42% of par outstanding. The average rating for these transactions was AA- as of March 31, 2009.

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

type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended March 31, 2009, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values particularly with the current dislocation in the credit markets.

Valuation of Deferred Tax Assets. Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under U.S. GAAP in a current period which are only deductible for tax purposes in future periods and net operating loss carry forwards. In accordance with SFAS 109, Accounting for Income Taxes, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. SFAS 109 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Ambac’s credit default swaps (“CDS”) portfolios have experienced significant losses. A portion of those losses either generated net operating loss carry forwards or are only tax deductible upon realization, generating a significant deferred tax asset. In addition, Ambac has set up reserves for insurance losses which become deductible upon default of the referenced credit. As of March 31, 2009 Ambac’s deferred tax asset is made up predominantly of the following components: credit default swaps of $1,094 million, losses on financial guarantee products of $663 million, net operating loss carry forwards of $1,128 million and unrealized losses on securities of approximately $996 million, resulting in an overall gross deferred tax asset of $3,923 million. As a result of these significant unrealized losses and adverse loss development and the related impact on projecting future net cash flows, Ambac established a valuation allowance of $2,581 million on the ordinary portion of its deferred tax asset, resulting in a net deferred tax asset of $1,145 million at March 31, 2009. Ambac has also established a valuation allowance in connection with the capital loss portion of its deferred tax asset of $216 million. Management believes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

it is more likely than not that it does not have sufficient capital gains in the three year carry back and five year carry forward period to realize the deferred tax asset related to some of these capital losses. The tax law also permits a 3 year carry-back and a 5 year carry forward of capital losses against capital gains. Ambac has $48.8 million of capital gains available in the carry-back period. In addition, Ambac has the ability, if needed, to trigger the realization of selected unrealized gains of $174 million in its current investment portfolio.

Evaluation of Negative and Positive Evidence

Ambac believes that it is at a disadvantage regarding its credit rating and perceived financial strength as a financial guarantor. Accordingly, it believes its ability to write new financial guarantee business has been adversely impacted.

Future taxable income exclusive of reversing temporary differences and carry forwards is a source of taxable income that may support recognition of a deferred tax asset. However, estimating taxable income from our business is generally considered to be the least objective when evaluating the weight of positive and negative evidence. In addition, our cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome. Ambac has experienced significant losses in the last 2 years sufficient to create cumulative losses over the past 3 years. Accordingly, in estimating its future income, Ambac has assumed no new business written and has forecasted expenses consistent with this assumption.

Ambac’s major sources of potential future taxable income are:

•	The unearned premium reserve of approximately $2.2 billion on existing policies in which the premium has already been collected will amortize into future income during the applicable period.

•	Contractual obligations of future installment premiums to be received of approximately $3.0 billion on contracts already written will generate income during the applicable period.

•

Future investment income on the insurance company’s existing portfolio. Although Ambac has a significant tax exempt portfolio, under SFAS 109, a tax planning strategy is available to switch the portfolio into taxable securities.

•	An appropriate reduction of expenses in future periods.

With respect to underwriting and operating expenses, it was assumed that under a scenario in which no new business would be written, future operating expenses would be significantly reduced as a result of lower facilities and compensation costs. Specifically, (i) full year 2009 and 2010 expenses were based on projections developed by management; (ii) all 2011 and future years were calculated using the estimated 2010 expense ratio, under the assumption that expenses would be reduced as future premium income declined (future expense reductions were capped to provide a minimum of $25 million annual expenses to operate the Company); and (iii) beginning in 2012, a 3 percent inflation factor was included in the above adjustments.

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

Over the past 2 years, Ambac has recorded significant mark-to-market losses on its CDS portfolio and has incurred losses on its insured RMBS portfolio. The actual loss experience for these mortgage related exposures has been greater than originally anticipated. As such, for the purposes of estimating future taxable income available to utilize net operating losses, management estimated potential increases in loss reserves to reflect the potential impact that further deterioration in Ambac’s insured portfolio would have on future taxable income.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis.

Financial Guarantee Exposures

Ambac has not written measurable new business since November 2007, including no new transactions in the first quarter of 2009. As a result of our business strategy to reactivate Everspan for purposes of writing financial guarantees in U.S. Public Finance, we continue to track the statistics of the market. Market issuance in par value bonds for the three months ended March 31, 2009 and 2008 were $84.9 billion and $83.4 billion, respectively. Financial Guarantee penetration continued to decline in the first quarter of 2009 to approximately 13% from approximately 27% in the first quarter of 2008. This decline is primarily due to the lack of capacity of financial guarantee insurance companies.

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2009 and December 31, 2008:

(Dollars in billions)	March 31, 2009	December 31, 2008
Public Finance	$231.9	$238.2
Structured Finance	130.8	140.4
International Finance	50.6	55.7

Total net par outstanding	$413.3	$434.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2009 and December 31, 2008 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2009 and December 31, 2008. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio (1)
	March 31, 2009	December 31, 2008
AAA	5%	7%
AA	22	22
A	41	41
BBB	20	21
BIG	12	9

Total	100%	100%

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type (Dollars in millions)	March 31, 2009	December 31, 2008
Public Finance:
Transportation	$1,133	$1,152
Health care	326	329
Tax-backed	263	283
General obligation	193	215
Other	637	552

Total Public Finance	2,552	2,531

Structured Finance:
CDO of ABS > 25% RMBS	24,559	22,020
Mortgage-backed and home equity – second lien	8,795	8,295
Mortgage-backed and home equity – mid-prime	6,795	4,639
Mortgage-backed and home equity – sub prime	1,068	1,098
Student loans	859	859
Enhanced equipment trust certificates	645	663
Investor-owned utilities	44	44
Mortgage-backed and home equity – other	526	416
Other CDOs	21	21
Other	2,534	1,855

Total Structured Finance	45,846	39,910

International Finance:
Other	1,020	139

Total International Finance	1,020	139

Grand Total	$49,418	$42,580

The increase in mortgage-backed and home equity below investment grade exposures is the result of continued credit impairment, primarily in the mid-prime first-lien affordability credits. The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of RMBS and CDO collateral within the high-grade CDO of ABS transactions.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $14.9 billion at March 31, 2009. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 59% of the total commitment amount represents commitments that contain one or more of the following provisions:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $14.9 billion of commitments outstanding at March 31, 2009 do not necessarily reflect actual future amounts.

Residential Mortgage-Backed Securities Exposure

RMBS portfolio exposure included in financial guarantee insurance portfolio:

Structured Finance includes exposure to sub-prime and mid-prime first and second-lien residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain RMBS in their collateral pool.

Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. Ambac generally insures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The insured RMBS in the BBB portion of the table below are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At March 31, 2009
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$195.4	$851.7	$61.1

2002	269.4	890.0	34.7

2003	60.6	1,880.7	50.9

2004	1,912.4	652.8	1,095.7

2005	1,784.5	1,260.8	3,445.9

2006	4,977.6	940.2	3,058.5

2007	4,952.2	534.6	4,213.1

Total	$14,152.1	$7,010.8	$11,959.9

% of Total MBS Portfolio	36.2%	17.9%	30.6%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Percent of Related RMBS Transactions’ Net Par
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime (1)
AAA	0%	4.8%	11.7%

AA	<.1%	3.9%	4.0%

A	3.7%	25.8%	11.7%

BBB(3)	33.9%	42.2%	19.3%
Below investment grade(3)	62.4%	23.3%	53.3%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)

Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2009, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

(3)

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 25 transactions which are not “pay-as-you-go” with a combined notional of approximately $3.1 billion and a net liability fair value of $131 million as of March 31, 2009. All of these deals carry an internal rating of A- or better. These transactions are primarily in the form of CLOs written between 2002 and 2005 and other pooled corporate risks.

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

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of March 31, 2009:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$23.1	44%

High yield Corporate (CLO)	21.9	42%

CDO of ABS < 25% MBS	2.9	6%

Market value CDOs	1.7	3%

Other	2.3	5%

Total	$51.9	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$14.6	28%

AA	11.5	22%

A	1.8	4%

BBB	2.3	4%

Below investment grade	21.7	42%

Total	$51.9	100%

(1)

Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the Other CDO section below.

(2)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of March 31, 2009:

Ambac Rating(1)(2)	CDO of ABS	CLO	Other	Total
AAA	—%	49%	76%	31%

AA	—	46	5	18

A	—	2	12	3

BBB	6%	3	6	5

Below investment grade	94%	—	1	43

	100%	100%	100%	100%

(1)

Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the other commitments section below.

(2)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure(1)

Collateral as % of Deal (2)

Year Issued	CDO of ABS	Amount (as of 3/31/09) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Sub- ordination.(6)	Current Sub- ordination (7)
2004	Cheyne High Grade ABS CDO, Ltd.	$676	41%	9%	12%	8%	24%	6%	22%	22%

2005	Duke Funding High Grade III, Inc	1,451	39%	61%	—	—	<1%	<1%	17%	20%

2005	Palmer Square PLC	955	32%	31%	6%	6%	16%	8%	21%	22%

2005	Hereford Street ABS CDO I, Ltd.	981	65%	7%	—	—	25%	3%	17%	17%

2005	Pascal CDO, Ltd.	788	64%	10%	4%	5%	7%	10%	14%	15%

2005	Tremonia CDO 2005-1 PLC	793	51%	19%	2%	9%	15%	4%	18%	18%

2005	High Grade Structured Credit CDO 2005-1 Ltd	568	60%	25%	3%	5%	3%	3%	17%	17%

2005	Belle Haven ABS CDO 2005-1, Ltd.	438	66%	16%	6%	6%	3%	3%	22%	27%

2006	Diversey Harbor ABS CDO, Ltd.	1,789	37%	39%	8%	15%	1%	<1%	23%	24%

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,428	53%	20%	7%	8%	6%	7%	15%	16%

2006	Ridgeway Court Funding I, Ltd.	1,524	39%	25%	9%	20%	5%	1%	20%	20%

2006	McKinley Funding III, Ltd.	1,132	23%	41%	7%	25%	4%	—	19%	19%

2006	Millerton II High Grade ABS CDO, Ltd.	1,055	55%	38%	4%	<1%	3%	—	14%	15%

2006	Lancer Funding, Ltd.	907	58%	29%	3%	7%	3%	1%	20%	21%

2006	Cairn High Grade ABS CDO II Limited	810	46%	34%	1%	17%	1%	2%	18%	19%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Issued	CDO of ABS	Amount (as of 3/31/09) ($ millions)	Sub-prime RMBS(3)	Other RMBS(4)	ABS CDO High-grade	ABS CDO Mezzanine	CDO Other(5)	Other ABS(5)	Original Sub- ordination.(6)	Current Sub- ordination(7)
2006	ESP Funding I, Ltd.	702	55%	11%	—	10%	24%	—	28%	29%

2006	Longshore CDO Funding 2006-1, Ltd.	592	40%	23%	6%	9%	22%	2%	17%	18%

2007	Kleros Preferred Funding VI, Ltd.	2,362	44%	35%	9%	8%	3%	2%	20%	20%

2007	Ridgeway Court Funding II, LTD.	1,942	61%	6%	3%	20%	2%	8%	35%	35%

2007	Citation High Grade ABS CDO I, Ltd.	902	23%	72%	—	3%	—	2%	15%	15%

2007	Fiorente Funding Limited	720	37%	43%	3%	9%	—	8%	15%	16%

2007	Adams Square Funding II	476	79%	1%	—	6%	6%	8%	49%	50%

	Subtotal	22,990

	CDO of CDO
2005	Class V Funding	67	7%	<1%	22%	30%	42%	—	50%	61%

	Subtotal	67

	Total	$23,057

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

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All 23 CDO of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. As of March 31, 2009, all CDO of ABS exposures have experienced credit downgrades, including 21 exposures to below investment grade.

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure (1) (2) (3)

Year Issued	CDO of ABS	Amount (as of 3/31/09) ($ millions)	AAA	AA	A	BBB	BIG	Ambac Rating(4)
2004	Cheyne High Grade ABS CDO, Ltd.	$676	16%	41%	10%	8%	25%	BIG

2005	Duke Funding High Grade III Ltd.	1,451	0%	10%	23%	10%	57%	BIG

2005	Palmer Square PLC	955	12%	28%	9%	7%	44%	BIG

2005	Hereford Street ABS CDO I, Ltd.	981	8%	10%	12%	9%	61%	BIG

2005	Pascal CDO, Ltd.	788	5%	26%	14%	7%	48%	BIG

2005	Tremonia CDO 2005-1 PLC	793	1%	19%	14%	10%	56%	BBB-

2005	High Grade Structured Credit CDO 2005-1 Ltd	568	5%	23%	28%	16%	28%	BBB-

2005	Belle Haven ABS CDO 2005-1, Ltd.	438	0%	1%	11%	11%	77%	BIG

2006	Diversey Harbor ABS CDO, Ltd.	1,789	2%	8%	4%	3%	83%	BIG

2006	Belle Haven ABS CDO 2006-1, Ltd.	1,428	3%	19%	12%	9%	57%	BIG

2006	Ridgeway Court Funding I, Ltd.	1,524	3%	5%	3%	1%	88%	BIG

2006	McKinley Funding III, Ltd.	1,132	8%	2%	3%	1%	86%	BIG

2006	Millerton II High Grade ABS CDO, Ltd.	1,055	18%	6%	7%	11%	58%	BIG

2006	Lancer Funding, Ltd.	907	4%	11%	5%	7%	73%	BIG

2006	Cairn High Grade ABS CDO II Limited	810	1%	0%	2%	1%	96%	BIG

2006	ESP Funding I, Ltd.	702	2%	13%	8%	5%	72%	BIG

2006	Longshore CDO Funding 2006-1, Ltd.	592	2%	10%	8%	10%	70%	BIG

2007	Kleros Preferred Funding VI, Ltd.	2,362	7%	1%	3%	5%	84%	BIG

2007	Ridgeway Court Funding II, Ltd.	1,942	1%	1%	3%	3%	92%	BIG

2007	Citation High Grade ABS CDO I, Ltd.	902	2%	2%	3%	4%	88%	BIG

2007	Fiorente Funding Limited	720	2%	3%	3%	6%	86%	BIG

2007	Adams Square Funding II, Ltd.	476	0%	2%	2%	2%	94%	BIG

	Subtotal	22,990

2005	Class V Funding	67	0%	0%	0%	1%	99%	BIG

	Subtotal	67

	Total	$23,057

(1)	The ratings set forth above are as of March 31, 2009, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
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

(4)

Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g., below BBB-).

The table below breaks out the net derivative liability of Ambac’s exposures to CDOs of ABS greater than 25% RMBS, including the $2.9 billion guarantee commitment with respect to CDOs of ABS, by Ambac rating:

CDO of ABS > 25% RMBS Net Derivative Liability by Ambac Rating

at March 31, 2009 (in millions):

Ambac rating	Net Derivative Liability
BBB	$(160)

Below investment grade	(4,821)

Total	$(4,981)

All CDO of ABS>25% RMBS transactions, plus the $2.9 billion guarantee commitment discussed below, which are below investment grade (“BIG”), are currently in some stage of loss remediation. The fair values of those BIG transactions are shown in the table above. We believe a reasonable range of potential losses for those transactions is between Ambac’s own estimate of credit impairment and S&P’s estimate of stress case losses. At March 31, 2009, Ambac’s estimate of credit impairment for its CDO of ABS >25% RMBS exposure was $3.7 billion, which represents management’s estimate of expected future claim payments on a present value basis. Based on information published in November 2008, S&P’s current estimate of stress case losses for Ambac’s CDO of ABS >25% RMBS exposure was $5.1 billion on a present value basis.

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of primarily High Grade and Mezzanine CDO of ABS securities, comprised of underlying CDO and MBS and other securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of March 31, 2009, the gross investment pool balance was $3.7 billion with $0.9 billion of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of March 31, 2009 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment. The expected credit impairment amount on this commitment is included in the overall CDO of ABS amount of $3.7 billion noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following summarizes certain key characteristics of the underlying investment securities as of March 31, 2009:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.0	28.3%

Mezzanine	2.5	67.9%

Mezzanine CDO of CDO	.1	1.9%

Mezzanine CMBS	.1	1.9%

Total	$3.7	100%

CDO vintage by closing date:(1)
2007	2.4%

2006	12.7%

2005	37.2%

2004 and prior	47.7%

Ratings Distribution of the underlying CDOs(2)	Moody’s	S&P
Aaa/AAA	0.0%	10.5%

Aa/AA	.6%	3.0%

A/A	4.5%	6.0%

Baa/BBB	2.3%	3.5%

Below investment grade	92.6%	68.5%

Not rated	0.0%	8.5%

(1)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(2)	The third party ratings set forth above are as of March 31, 2009, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure:

Ambac also has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in the Liquidity and Capital Resources—Balance Sheet section below which display: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of RMBS by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

Results of Operations

Effective January 1, 2009, Ambac adopted SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. As a result, a cumulative effect adjustment of $381.7 million was recorded to reduce the opening balance of retained earnings at January 1, 2009. Refer to Note 3 of the Consolidated Financial Statements in this Form 10Q for further discussion of the cumulative effect of adopting the standard.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accordingly, the financial guarantee insurance results for net premiums earned, loss and loss expenses and underwriting and operating expenses are not comparable from 2008 to 2009.

Ambac’s diluted loss attributable to common stockholders were ($392.2) million or ($1.36) per share and ($1,660.3) million or ($11.69) per share for the three months ended March 31, 2009 and 2008, respectively. The financial results for the three months ended March 31, 2009 and 2008 were adversely impacted by exposure to residential mortgages and other financial market disruption-related losses. The first quarter 2009 financial results compared to 2008 were positively impacted by (i) mark-to-market gains on credit derivative exposures of $1,545.9 million as compared to mark-to-market losses of ($1,708.2) million in the first quarter of 2008; (ii) a lower provision for loss and loss expenses; (iii) higher derivative product revenues; and (iv) lower Corporate expenses, partially offset by (i) lower Financial Guarantee net investment income; (ii) higher net realized losses in the investment portfolio from other than temporary impairment charges on residential mortgage-backed investment securities; and (iii) an increase in the deferred tax valuation allowance in the first quarter of 2009.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2009 and 2008 and its financial condition as of March 31, 2009 and December 31, 2008. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee:

Net Premiums Earned. Net premiums earned for the three months ended March 31, 2009 were $196.8 million, an increase of 5% from $186.9 million for the three months ended March 31, 2008. With the implementation of SFAS 163 earned premium amounts reported in 2009 are not comparable to amounts that were reported in 2008. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

Ambac is required to record unearned premiums for upfront and installment paying transactions. Installment unearned premiums are established in an amount equal to: (i) the present value of future contractual premiums due or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually pre-payable (primarily RMBS securities), the present value of premiums expected to be collected over the life of the transaction. Prior to implementation of FAS 163, Ambac recorded unearned premiums only for premiums received in advance.

The following table provides a breakdown of net premiums earned by market sector:

(Dollars in millions)	March 31, 2009	March 31, 2008
Public Finance	$49.6	$55.8
Structured Finance	58.8	70.4
International Finance	47.4	46.7

Total normal premiums earned	155.8	172.9
Accelerated earnings	41.0	14.0

Total net premiums earned	$196.8	$186.9

When an issue insured by Ambac Assurance has been retired, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the period ending March 31, 2009 was $41.0 million. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and thus premium revenue recognition has not been accelerated. During the first quarter of 2009 and 2008, approximately 87% and 66%, respectively, of the accelerated premiums related to U.S. Public Finance transactions.

Normal net premiums earned for the three months ended March 31, 2009 and 2008 have been negatively impacted by (i) limited new business written since November 2007; (ii) the high level of public finance refunding activity over the past year; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2008.

Net Investment Income. Net investment income for the three months ended March 31, 2009 was $100.3 million, a decrease of 19% from $123.6 million in the three months ended March 31, 2008. The decrease was primarily due to lower invested assets driven by reductions in the portfolio to pay commutations on CDO of ABS transactions and RMBS claim payments, partially offset by $1.3 billion in funds received via the capital raise in March 2008, $800 million from the issuance of AAC preferred stock in December 2008 and January 2009, and cash flow from the collection of financial guarantee premiums, tax refunds and fees and coupon receipts on invested assets. Net investment income was also negatively impacted by the re-balancing of the portfolio to a greater proportion of short-term securities, and lower yields on invested assets compared to the first quarter 2008. Since March 31, 2008, the portfolio mix has shifted away from tax-exempt municipals toward taxable securities (primarily floating rate RMBS securities purchased from the investment agreement business) and short-term investments. Yields on the taxable and short-term securities in the portfolio were adversely impacted during the three months ended March 31, 2009 by the low interest rate environment. Operating cash flows have been adversely impacted by the lack of new financial guarantee business written and insurance and CDS loss payments of $1,043.6 million in the first quarter of 2009.

Net Realized Investment (Losses)/Gains. Net realized investment (losses)/gains for the three months ended March 31, 2009 and 2008 were ($742.9) million and $22.2 million, respectively. The following table provides a breakdown of net realized gains (losses):

(Dollars in millions)	March 31, 2009	March 31, 2008
Net gains on securities sold or called	$3.8	$22.2
Other than temporary impairment loss on RMBS investment portfolio	(744.7)	—
Foreign exchange losses	(2.0)	—

Total net realized (losses) gains	$(742.9)	$22.2

Other than temporary losses on RMBS investments relate to assets purchased from the financial services business in the fourth quarter of 2008, as approved by the Wisconsin Office of the Commissioner of Insurance, to provide the investment agreement business with liquidity requirements for collateral and terminating its agreements.

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $1,545.9 million for the three months ended March 31, 2009, compared to ($1,708.2) million in the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The housing and credit market turmoil that began in mid-2007 continued through the first quarter of 2009. As a result, we have continued to experience declines in the fair value of credit derivatives, particularly related to CDO of ABS containing mortgage-backed securities as collateral. Additionally, CDO of ABS transactions have experienced severe and continuing downgrades over the same period. As of March 31, 2009, 21 of the Company’s 23 remaining CDO of ABS transactions are internally rated below investment grade. Rating downgrades will generally result in higher mark-to-market losses; however, the impact has been greatest after downgrade to below investment grade. Other asset types within the credit default swap portfolio have experienced significant price declines and some credit rating downgrades during 2008, which also had a negative impact on the fair values of our credit derivatives. Refer to Note 10 of the Consolidated Financial Statements for further explanation.

Realized gains and (losses) and other settlements on credit derivative contracts were $6.6 million for the three months ended March 31, 2009, a decrease of 61% from $17.0 million for the three months ended March 31, 2008. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid. The realized gains in 2009 were primarily due to fees earned of $13.2 million, partially offset by losses and settlements paid of $6.5 million, compared to no losses or settlements paid in the comparative period.

Unrealized (losses) gains on credit derivative contracts were $1,539.3 million in the three months ended March 31, 2009, compared to ($1,725.2) million in the three months ended March 31, 2008. The net gain in fair value of credit derivatives during the first quarter of 2009 is primarily the result of: (i) the effect of widening Ambac Assurance credit default swap spreads into the measurement of fair value of credit derivative liabilities and (ii) longer estimates of the weighted average lives of several CDO of ABS transactions at March 31, 2009 compared to December 31, 2008; partially offset by (i) the adverse effect of higher default probabilities in our fair value model caused by internal ratings downgrades of high-grade CDO of ABS transactions and (ii) declining market values on underlying reference obligations. The consideration of Ambac’s own credit risk in measuring the change in fair value of credit derivatives as required under SFAS 157, resulted in reductions of $4,489 million and $1,616 million to the reported change in fair value during the three months ended March 31, 2009 and 2008, respectively. See Note 10 to the Consolidated Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

As with financial guarantee insurance policies, which are excluded from fair value accounting under SFAS 133, Ambac performs ongoing surveillance of credit derivatives. When credit derivatives are determined to be adversely classified, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives is not directly reflected in the GAAP financial statements. For credit derivative exposures included on management’s adversely classified list as of March 31, 2009, the gain from the change in fair value of credit derivatives for the three months ended March 31, 2009 was $1,451 million as the effects of declining reference obligation values and credit ratings were more than offset by the impact of widening Ambac credit spreads on the fair value of these credit derivative liabilities. For these same credits, the increases to the estimated credit impairment for the three months ended March 31, 2009 were $7.0 million. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for the adversely classified credit derivative transactions is $5,070 million as of March 31, 2009. Estimated credit impairments on these transactions of $3,746 million as of March 31, 2009 represents management’s expectation of claim payments on these exposures that Ambac will have to make in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other (Loss) Income. Other (loss) income for the three months ended March 31, 2009 was $1.7 million, a decrease of 80% from $8.5 million in the three months ended March 31, 2008. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees and the change in fair value from Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). The decrease for the three months ended March 31, 2009 versus the three months ended March 31, 2008 is primarily due to the impact of movements in the Euro to US Dollar exchange rate upon the company’s Euro cash account.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three months ended March 31, 2009 and 2008 were $739.8 million and $1,042.8 million, respectively. Losses and loss expenses in the first quarter 2009 were heavily concentrated in the RMBS insurance portfolio. Continued deterioration in the performance of the underlying RMBS loans was observed, most prominently in the Alt-A affordability product (negative amortization and interest-only loans). As a result of the adoption of FAS 163, losses and loss expenses are not comparable from 2008 to 2009. Ambac is required to recognize a loss reserve for the excess of: (a) the present value of expected net cash outflows to be paid under the insurance contract (expected loss), over (b) the unearned premium revenue for that contract. To the extent (a) is less than (b), no loss reserve will be recorded. Changes to the loss reserve estimate in subsequent periods will be recorded as a loss expense in the income statement. Under the provisions of FAS 163, Ambac changed the discount rate it uses to estimate the present value of future loss payments from 4.5% in 2008 to the weighted average estimated risk-free rate of approximately 1.5%. Additionally, Ambac will no longer characterize loss reserves as active credit reserves and case reserves as FAS 163 does not distinguish between reserves for transactions that have defaulted and those established for probable and estimable losses due to credit deterioration on insured transactions that have not yet defaulted.

The following table summarizes the changes in the total net loss reserves for three nine months ended March 31, 2009 and the year-ended December 31, 2008:

(Dollars in millions)	Three Months Ended March 31, 2009		Year Ended December 31, 2008
Beginning balance of net loss reserves	$2,469.2	(1)	$473.3
Provision for losses and loss expenses	739.8		2,227.6
Losses paid	(348.7)		(638.2)
Recoveries of losses paid from reinsurers	24.1		55.4
Other recoveries, net of reinsurance	12.3		11.7

Ending balance of net loss reserves	$2,896.7		$2,129.8

(1)	Net loss reserves, December 31, 2008	2,129.8
	Impact of adoption of FAS 163	339.4

	Net loss reserve, January 1, 2009	2,469.2

The provision for losses and loss expenses are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $859.7 million.

See “Critical Accounting Estimates – Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following tables provide details of net losses paid, net of recoveries received for the three months ended March 31, 2009 and 2008 and gross case reserves and total gross loss reserves at March 31, 2009 and December 31, 2008:

(Dollars in millions)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net losses paid/(recovered):
Public Finance	$0.3	$0.4
Structured Finance	312.0	33.8
International Finance	—	—

Total	$312.3	$34.2

Loss reserves on credits which are not in default were $1,759.7 million and $969.2 million at March 31, 2009 and December 31, 2008, respectively. Included in the calculation of these reserves at March 31, 2009 and December 31, 2008 was the consideration of $91.6 million and $49.8 million, respectively, of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. Loss reserves on credits not in default at March 31, 2009 and December 31, 2008 was comprised of 148 and 120 credits with net par outstanding of $20,614 million and $14,780 million, respectively. Loss reserves on defaulted credits at March 31, 2009 and December 31, 2008 was comprised of 48 and 36 credits, respectively, with net par outstanding of $17,923 million and $6,961.4 million, respectively.

At March 31, 2009, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $3,568.3 million. Related future payments are $311.9 million, $283.8 million, $(422.6) million, $95.1 million and $376.2 million for 2009, 2010, 2011, 2012, and 2013, respectively. The amounts in 2011 and 2012 are net of the previously mentioned representation and warranty breach recoveries.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2009 of $56.6 million, increased by 16% from $48.9 million in the three months ended March 31, 2008. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net of reinsurance commissions received. The following table provides details of underwriting and operating expenses for the three months ended March 31, 2009 and 2008:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)	March 31, 2009	March 31, 2008	% Change
Gross underwriting and operating expense	$37.3	$38.6	-5%
Operating expenses and reinsurance commissions deferred	(1.3)	(3.4)
Amortization of previously deferred expenses	20.6	13.7

Underwriting and operating expenses	$56.6	$48.9	+16%

In the first quarter of 2009, Ambac did not underwrite any new insurance contracts. Accordingly, the only costs that were deferred in the first quarter of 2009 were amounts related to premium taxes and reinsurance commissions. Amortization of previously deferred expenses are higher in the first quarter of 2009 as compared to the first quarter of 2008 primarily as a result of higher earned premiums from refunding and other accelerations.

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

Revenues. The following table provides a breakdown of Financial Services revenues for the three months ended March 31, 2009 and 2008:

(Dollars in millions)	March 31, 2009	March 31, 2008	% Change
Investment income	$20.9	$84.9	-75%
Derivative products	(14.2)	(69.3)	+80%
Net realized investment gains/(losses)	31.1	(169.8)	n.m.
Net change in fair value of total return swaps	(10.4)	(40.4)	+74%
Net mark-to-market gains/(losses) on non-trading derivative contracts	0.2	(1.8)	+111%

Total Financial Services revenue	$27.6	($196.4)	n.m.

n.m.= not meaningful

Investment Income. The decrease in investment income for the three months ended March 31, 2009 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly primarily as a result of sales of securities to fund repayment of investment agreements upon (i) Ambac Assurance’s downgrades in 2008 and 2009; (ii) the bankruptcy of Lehman Brothers, which provided certain investment agreement counterparties with

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

termination rights; and (iii) normal repayments. Ambac’s investment agreement obligations were reduced from $7.3 billion at March 31, 2008 to $2.1 billion at March 31, 2009. Lower interest rates resulted from the impact of declining benchmark interest rates on floating rate securities and a shift in the investment portfolio toward a higher concentration of US treasury and agency obligations compared to first quarter 2008.

Derivative products. The decreased losses in derivative product revenues resulted primarily from mark-to-market losses and high rate resets associated with cost of funds swaps in 2008 which have been limited in the three months ended March 31, 2009 through contract terminations, mitigation strategies and less volatility in market rates. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt, in exchange for receiving a fixed rate. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). A decline in demand for variable-rate municipal debt has driven issue-specific rate resets to very high levels beginning late 2007 and early 2008, thereby increasing Ambac’s payment obligations under the interest rate swaps. These events resulted in a mark-to-market charge of $57 million in the three months ended March 31, 2008. The lower losses on cost of funds swaps for the first quarter 2009 compared to the first quarter 2008 was partially offset by higher losses associated with the termination of several contracts caused by the downgrade of Ambac Assurance, as guarantor of the swaps. Such terminations resulted in the losses due to the higher cost of replacing hedge positions in the current credit environment. The majority of our professional derivative counterparties retain the right to terminate contracts and, accordingly, we may have similar losses in the future.

Net Realized Investment Gains (Losses). The following table details amounts included in net realized investment gains (losses):

	Three Months Ended March 31,
(Dollars in Millions)	2009	2008
Net gains (losses) on securities sold or called	$13.8	(2.0)
Other than temporary impairment on securities	(85.5)	(177.6)
Gain on investment agreement terminations	102.8	6.2
Foreign exchange gains (losses) on investment agreements	—	3.6

Net realized investment gains (losses)	$31.1	(169.8)

The net realized gains for the three months ended March 31, 2009 resulted primarily from the termination of certain investment agreement contracts at a discount from their carrying value, partially offset by other-than-temporary impairment write-downs resulting from expected credit losses on certain RMBS securities. During the three months ended March 31, 2008, other-than-temporary impairment write-downs included $95.4 million related to expected credit losses on RMBS securities and $82.2 million in mark-to-market losses on securities identified at that time, which management did not have the intent to hold for a period of time sufficient to allow for recovery in market value.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Change in Fair Value of Total Return Swaps. Net losses on total return swaps declined by $30.0 million due to a reduction in the notional balance outstanding by approximately two-thirds from March 31, 2008 to March 31, 2009, primarily due to contract terminations in connection with Ambac Assurance ratings downgrades. Reference obligation bonds received from total return swap terminations are held in Ambac Assurance’s investment portfolio.

Expenses. Expenses for the three months ended March 31, 2009 were $16.7 million, down 82% from $92.4 million in the three months ended March 31, 2008. Included in the above are interest expenses related to investment and payment agreements of $12.8 million and $89.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily related to lower rates on a smaller volume of floating rate investment agreements. Additionally, expenses for the three months ended March 31, 2009 include the positive impact from the liquidity support from Ambac Assurance for repayment of investment agreement liabilities. The result of this support is a reduction in both financial services interest expense and financial guarantee investment income of approximately $6.8 million in consolidation.

Corporate Items

Interest Expense. Interest expense for the three months ended March 31, 2009 was $29.8 million up 22% from $24.4 million in the three months ended March 31, 2008 The increase is primarily attributable to a full quarter of interest expense related to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three months ended March 31, 2009 was $4.0 million, a decrease of 75% from $16.1 million for the three months ended March 31, 2008. The decrease is primarily due to lower legal and consulting expenses and lower contingent capital costs, as Ambac Assurance exercised its rights under the contingent capital facility in December 2008. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on preferred dividends.

Provision for Income Taxes. Income taxes for the three months ended March 31, 2009 were at an effective rate of 240.3% compared to 40.5% for the three months ended March 31, 2008. The increase relates predominantly to the additional deferred tax valuation allowance of $586 million.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a short-term basis (for the next twelve months) and a long-term basis (beyond the next twelve months), is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) cash on hand; and (iii) external financing. Ambac Assurance is not permitted to make dividends to Ambac in 2009 without first receiving permission from OCI. Ambac Assurance did not request to pay such a dividend in the first quarter of 2009.

Ambac’s principal uses of liquidity are for the payment of interest on its debt (approximately $113.3 million annually), its operating expenses and capital investments in its subsidiaries. Ambac does not expect to pay any dividends on its common stock in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Based on the amount of cash and short term investments of $177.8 million management believes that Ambac will have sufficient liquidity to satisfy its needs over the next twelve months. Beyond 2009, Ambac Assurance’s ability to declare and pay dividends to Ambac may be influenced by a variety of factors including adverse market changes, statutory net losses, insurance regulatory approvals and changes in general economic conditions. Consequently, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest, cash flows from investments, and the amount of required loss payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums receipts from insurance contracts and credit derivatives, net investment income, scheduled investment maturities, repayment of loans to affiliates, claim recoverable from reinsurers, and tax refunds. In December 2008 and January 2009, Ambac Assurance received $700 million and $100 million, respectively, through the issuance of preferred stock. Please refer to Capital and Capital Support in this Liquidity and Capital Resource section of this Form 10-Q. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss payments on both insurance and credit derivative contracts, reinsurance premiums, common and preferred dividends and capital investments in and loans to its affiliates. Further deterioration in the insured portfolio, which includes the mortgage-backed insurance and credit derivatives portfolio would increase the cash outflows due on loss payments. Ambac Assurance provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. No amounts have been drawn under this facility at March 31, 2009.

In certain floating rate insured transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. These agreements generally do not allow the swap to be terminated without Ambac Assurance’s consent unless Ambac Assurance is downgraded below certain credit ratings (typically A/A2 or A-/A3) by S&P and/or Moody’s. As a result of downgrades of Ambac Assurance, some guaranteed interest rate swaps may be terminated without our consent if stated termination events occur. The termination of an insured interest rate swap as result of such a termination event may result in claim payments if the swap counterparty provides notice of termination and the obligor fails to pay any resulting termination payment. We are aware of one policy under which it is likely that a claim may need to be paid. It is possible that other guaranteed swaps have suffered termination events without our knowledge, or that additional termination events could occur in the future, resulting in claims to Ambac. Also, further downgrades of Ambac Assurance by S&P below the required levels could allow for termination of more guaranteed swaps without our consent if termination events specified in those swaps were to occur.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment on investment and payment agreement obligations, payments on intercompany loans, net obligations under interest rate, total return and currency swaps including collateral posting and operating expenses. Management believes that its Financial Services long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets and execution of repurchase

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

agreements with Ambac Assurance or third parties; unsecured loans and capital contributions from Ambac Assurance; and net receipts from swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreement and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. In addition, some of these investment agreements include provisions that allow for a full withdrawal in the event that the related CDO breaches an Event of Default (“EOD”) trigger followed by an acceleration and liquidation event. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. The current economic recession is placing further stress on the corporate and ABS collateral underlying these CDOs which could result in additional early withdrawals on investment agreements associated with these transactions. As of March 31, 2009, $1.3 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.2 billion were related to CDOs with primarily RMBS underlying collateral. Of the $1.3 billion of contingent withdrawal investment agreements issued to CDOs, only $0.1 billion relate to CDOs with EOD triggers based on over collateralization tests that may give rise to a complete investment agreement withdrawal. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. Ambac Assurance currently has a Ba3 (developing outlook) financial strength rating from Moody’s and an A (negative outlook) financial strength rating from S&P. The intent of these ratings is to provide an opinion on an insurer’s financial strength and its ability and intent to pay under its insurance policies and contracts in accordance with their terms. The rating is not specific to any particular policy or contract. Financial strength ratings do not refer to an insurer’s ability to meet non-insurance obligations and are not a “market rating” or a recommendation to buy, hold or sell any security.

The significant rating downgrades of Ambac Assurance during 2008 by both Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued by Ambac Capital Funding. The majority of investment agreements include downgrade triggers that are based on the lower of Moody’s or S&P rating levels, introducing liquidity risk. Most investment agreements contain multiple possible remedies, including collateral posting, a termination of the investment agreement contract both of which introduce liquidity risk or the designation of a replacement guarantor. In most cases Ambac is permitted to select the remedy and therefore may post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $1.9 billion in connection with its outstanding investment agreements, including accrued interest, at March 31, 2009. Ambac expects that the balance of the investment agreement portfolio will continue to

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

decline during 2009 as additional transactions are cured, negotiated settlements take place and as contractual amortization occurs.

The Investment Agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC. In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac is required to post collateral to a swap dealer in the event unrealized losses exceed a predetermined threshold amount. Ambac has posted collateral of $817.6 million under these contracts at March 31, 2009. Conversely, Ambac receives collateral from a counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $121.1 million under these contracts at March 31, 2009. The thresholds afforded Ambac by swap dealers under existing collateral support agreements were reduced upon Ambac Assurance’s downgrades and, accordingly, resulted in Ambac posting additional amounts of collateral to its counterparties. The downgrade of Ambac Assurance to Ba3 by Moody’s on April 13, 2009, has resulted in additional triggering of potential termination events which may result in additional collateral requirements and/or termination payments on Ambac’s financial services products. All Ambac Financial Services derivative contracts that possess rating-based downgrade triggers that could result in collateral posting or a termination have all been triggered. Nearly all contracts that require collateral posting are currently collateralized. If counterparties elect to exercise their right to terminate, the termination payment amount owed to Ambac, or to the counterparty, will be determined in accordance with the derivative contract terms which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

Ambac’s aggregate financial guarantee exposure to termination payments related to these leveraged lease transactions that contain Ambac rating downgrade triggering events at March 31, 2009 is

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

$1.5 billion. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral and reinsurance is $1.1 billion, at March 31, 2009. As a result of Ambac’s credit rating downgrades, including the April 2009 Moody’s actions, fourteen lessees in these transactions are currently required to replace Ambac as financial guarantee provider. There are two additional lessees that would be required to replace Ambac as financial guarantee provider upon rating downgrades of the lessee below a certain rating. A lessee’s failure to replace Ambac as financial guarantee provider may result in a lease event of default and the lessee’s obligation to make a termination payment.

Ambac Capital Services (“ACS”) maintains a portfolio of total return swaps (“TRS”). These transactions have collateralization provisions that were triggered upon Moody’s downgrade of Ambac Assurance to Baa1 on November 5, 2008, which gives the counterparty the ability to require ACS to post collateral. If called to post collateral, ACS has the option to avoid collateral posting by terminating the TRS by purchasing the underlying bonds and settling the termination of the hedging and funding agreements. In November 2008, the OCI granted Ambac Assurance approval to make a capital contribution of $310 million to settle TRS terminations and collateral requirements. Any securities purchased by ACS by terminating the TRS are dividended or sold at fair value to Ambac Assurance. As of March 31, 2009, $227 million has been used in TRS settlements with the securities dividended to Ambac Assurance and $46 million of collateral had been posted. Some of the total return swaps have underlying assets which are insured by financial guarantors other than Ambac. The market value of those assets might be adversely affected if those financial guarantors are downgraded further by Moody’s or S&P. To the extent this occurs or further pressure on the underlying security market values occurs due to limited bond liquidity, the amount of collateral required to forestall termination would rise As of March 31, 2009, most total return swap positions have been collateralized or terminated using the affiliate support from Ambac Assurance described above. The recent Moody’s downgrade of Ambac Assurance to Ba3 has resulted in the triggering of potential termination events in the TRS portfolio which could result in Ambac being obligated to purchase the underlying bonds and settle the termination of the related hedging and funding agreements. The par amount of the total return swaps subject to potential early termination is $169 million, settlement of which would require support from Ambac Assurance and the requisite approval from OCI.

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

Nearly all financial services product contracts that possess collateral posting requirements due to ratings triggers are collateralized. Moody’s downgrade of Ambac Assurance to below investment grade on April 13, 2009 provides professional swap counterparties with which Ambac has collateral support agreements the option to terminate the swaps. Upon termination, the party which is in a net liability position would be required to pay the market termination amount and would have all collateral returned. Ambac’s net liability positions with professional counterparties are nearly all collateralized. Therefore, terminations, if they were to occur, would generally result in a return of collateral to Ambac in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac to post margin amounts.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements.

While meaningful progress has been made in unwinding the Financial Services businesses and in satisfying the obligations resulting from rating downgrades of Ambac Assurance, multiple sources of risk continue to exist, some of which have been exacerbated by the downgrades of Ambac Assurance. These include further deterioration in investment security market values, additional unexpected draws on outstanding investment agreements, the inability to unwind derivative hedge positions needed to settle investment agreement terminations, the settlement of potential swap terminations, and the inability to replace or establish new hedge positions. Refer to Part II, Item 1A – Risk Factors, of this Form 10-Q for further discussion.

Capital and Capital Support. In April 2009, Ambac filed a Form S-3 with the SEC utilizing a “shelf” registration process. The Form S-3 has not yet been declared effective by the SEC. Once effective and subject to market conditions, Ambac may issue through the following three years up to $1 billion of the securities described in the prospectus filed as part of the registration, namely, common stock, preferred stock, debt securities, and warrants of Ambac.

Balance Sheet. The impact of FAS 163 on the consolidated balance sheet of Ambac was as follows:

Balance Sheet Changes

$-millions	Balance Dec 31 2008	FAS 163 Adjustment	Balance Jan 1 2009
Total assets	$17,259.7	$5,609.5	$22,869.2
Total liabilities	$20,348.8	$5,991.2	$26,340.0
Total stockholders’ equity	$(3,089.1)	$(381.7)	$(3,470.8)

The FAS 163 adjustments reported in the table above reflect the implementation of the statement as of January 1, 2009. The adjustments to total assets relate primarily to: (i) recording the present value of future installment premiums to be collected over the lives of the respective transactions (primarily structured finance transactions); (ii) recording deferred ceded premiums related to reinsurance of installment policies; and (iii) increased estimated reinsurance recoverable on paid and unpaid losses resulting from the increase in loss and loss adjustment expenses as discussed below. The adjustments to total liabilities relate primarily to: (i) recording unearned premiums related to installment policies; (ii) recording the present value of premium due to reinsurers related to future installment premiums, net of ceding commissions; and (iii) recording increased loss and loss expenses primarily as a result of lowering the discount rate applied to future loss payments to the estimated risk-free rate.

Excluding the FAS 163 implementation impact, total assets declined by approximately $2.7 billion driven by lower invested securities and deferred tax assets. The fair value of the consolidated investment portfolio declined from $10.3 billion at December 31, 2008 to $9.6 billion at March 31, 2009. The decline in fair value was primarily due to liquidations in the investment agreement portfolio to pay

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

terminated agreements during the quarter and declining market values in certain asset classes within the investment portfolios, primarily focused in the mortgage and asset-backed securities. The deferred tax asset declined as a result of the positive net change in fair value of credit derivatives and the increase in the deferred tax asset valuation allowance during the first quarter of 2009. As of March 31, 2009, stockholders’ equity was ($3.18) billion, a 3% decrease from year-end 2008 stockholders equity. The decrease was primarily the result of the net loss reported for the period, partially offset by the $100 million issuance of preferred stock by Ambac Assurance on January 2, 2009. On a statutory basis, Ambac has positive surplus as regards policyholders amounting to $373 million, down from $1,554 million at December 31, 2008. The decline in statutory surplus was driven primarily by statutory valuation adjustments totaling approximately $1.3 billion for a majority of the Alt-A RMBS securities within AAC’s investment portfolio. The valuation adjustments occurred as Moody’s downgraded a significant number of Alt-A securities to below investment grade during the quarter which reduced the carrying value of such securities under statutory accounting rules.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009		December 31, 2008
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$4,311.6	$4,279.4	$4,421.3	$4,260.5
Corporate obligations	441.7	344.2	443.8	381.6
Foreign obligations	147.8	153.8	143.3	150.4
U.S. government obligations	175.4	184.1	172.8	183.8
U.S. agency obligations	305.6	344.5	483.8	559.2
Mortgage-backed securities	2,938.6	1,794.6	3,788.8	1,861.0
Asset-backed securities	1,675.4	1,256.9	1,626.9	1,141.1
Short-term	1,016.1	1,016.1	1,454.2	1,454.2
Other	3.4	3.4	14.0	14.1

	11,015.6	9,377.0	12,548.9	10,005.9

Fixed income securities pledged as collateral:
U.S. government obligations	121.6	125.1	125.1	129.7
U.S. agency obligations	30.6	32.8	29.7	32.0
Mortgage-backed securities	85.7	88.6	122.5	125.2

	237.9	246.5	277.3	286.9

Total	$11,253.5	$9,623.5	$12,826.2	$10,292.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at March 31, 2009 and December 31, 2008 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2009:
RMBS Mid-prime – First lien - Alt-A	$603.2	$169.7	$—	$772.9
U.S. Government sponsored enterprise mortgages	140.5	600.3	—	740.8
Student loans	180.3	194.6	—	374.9
Credit cards	32.6	279.0	—	311.6
Military Housing	287.9	—	—	287.9
Government National Mortgage Association	0.1	257.8	—	257.9
RMBS – Second lien	146.4	8.9	—	155.3
CDO/CLO	37.9	—	—	37.9
Auto	9.8	16.4	—	26.2
RMBS – First lien – Prime	12.5	—	—	12.5
Structured insurance	3.5	6.1	—	9.6
Aircraft securitizations	7.2	—	—	7.2
Other	145.4	—	—	145.4

Total	$1,607.3	$1,532.8	$—	$3,140.1

December 31, 2008
RMBS Mid-prime – First lien - Alt-A	$521.4	$315.3	$—	$836.7
U.S. Government sponsored enterprise mortgages	144.8	617.2	—	762.0
Student loans	170.0	176.8	—	346.8
Credit cards	33.0	237.2	—	270.2
Military Housing	224.7	—	—	224.7
Government National Mortgage Association	—	268.8	—	268.8
RMBS – Second lien	150.8	12.3	—	163.1
CDO/CLO	42.6	—	—	42.6
Auto	7.7	15.6	—	23.3
RMBS – First lien – Prime	13.0	—	—	13.0
Structured insurance	3.2	6.1	—	9.3
Aircraft securitizations	8.4	—	—	8.4
Other	158.4	—	—	158.4

Total	$1,478.0	$1,649.3	$—	$3,127.3

The weighted average rating of the mortgage and asset-backed securities are A+ as of March 31, 2009 and December 31, 2008.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at March 31, 2009:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien	First lien Prime	Total
2003 and prior	$—	$68.3	$—	$68.3
2004	21.8	—	—	21.8
2005	165.4	12.8	—	178.2
2006	230.5	54.6	—	285.1
2007	355.2	19.6	12.5	387.3

Total	$772.9	$155.3	$12.5	$940.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2009		December 31, 2008
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$341.5	$23.2	$1,088.5	$70.3
7 - 12 months	660.7	30.3	1,332.0	80.2
Greater than 12 months	968.7	43.4	524.7	52.3

	1,970.9	96.9	2,945.2	202.8

Corporate obligations in continuous unrealized loss for:
0 - 6 months	67.0	13.6	94.2	6.9
7 - 12 months	45.3	13.7	39.0	6.0
Greater than 12 months	129.1	75.9	148.3	56.8

	241.4	103.2	281.5	69.7

Foreign obligations in continuous unrealized loss for:
0 - 6 months	13.6	0.6	18.3	1.6
7 - 12 months	4.5	1.1	—	—
Greater than 12 months	—	—	—	—

	18.1	1.7	18.3	1.6

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	2.0	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	2.0	—	—	—

Mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	149.2	28.0	180.4	31.1
7 - 12 months	—	—	45.2	9.5
Greater than 12 months	436.3	1,152.5	651.7	1,906.4

	585.5	1,180.5	877.3	1,947.0

Asset-backed securities in continuous unrealized loss for:
0 - 6 months	612.6	105.0	546.3	159.7
7 - 12 months	77.3	16.0	91.9	52.8
Greater than 12 months	429.4	299.2	339.6	276.0

	1,119.3	420.2	977.8	488.5

Other in continuous unrealized loss for:
0 - 6 months	—	—	0.4	—
7- 12 months	—	—	0.2	0.1
Greater than 12 months	—	—	0.1	—

	—	—	0.7	0.1

Short-term in continuous unrealized loss for:
0 - 6 months	0.8	—	0.8	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	0.8	—	0.8	—

Totals	$3,938.0	$1,802.5	$5,101.6	$2,709.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at March 31, 2009 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk / liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $3,938.0 million that were in a gross unrealized loss position at March 31, 2009, below investment grade securities and non-rated securities had a fair value of $334.2 million and unrealized loss of $983.3 million, which represented 8.5% of the total fair value, and 54.6% of the unrealized loss as shown in the table above. Of the $5,101.6 million that were in a gross unrealized loss position at December 31, 2008, below investment grade securities and non-rated securities had a fair value of $56.6 million and an unrealized loss of $129.7 million, which represented 1.1% of the total fair value and 4.8% of the unrealized loss as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased. This trend has continued into 2009.

During the three months ended March 31, 2009, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the three months ended March 31, 2009, Financial Services and Financial Guarantee other-than-temporary impairment write-downs included $85.5 million and $744.7 million, respectively, primarily related to Mid-prime Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment. If expected losses in the collateral underlying the Alt-A mortgage-backed securities increase 30% we would record additional other-than-temporary impairment of approximately $712.6 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at March 31, 2009 and December 31, 2008:

Rating (1): March 31, 2009(2):	Financial Guarantee	Financial Services	Combined
AAA	25%	73%	36%
AA	39	14	33
A	16	2	13
BBB	5	—	4
Below investment grade	15	11	14
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2008:
AAA	38%	94%	53%
AA	38	6	29
A	16	—	12
BBB	5	—	4
Below investment grade	3	—	2
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Approximately 12% of the decline from AAA in the combined ratings distribution is due to downgrades by Moody’s on Alt-A securities in our investment portfolio to below investment grade.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2009:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating (1)
National Public Finance Guarantee Corporation (2)	$1,863.8	$27.0	$—	$—	$1,890.8	AA-
Financial Security Assurance Inc.	955.3	32.5	18.8	—	1,006.6	AA-
Ambac Assurance Corporation	40.8	22.5	531.1	3.4	597.8	BBB
Financial Guarantee Insurance Corporation	45.3	—	24.9	—	70.2	A+
MBIA Insurance Corporation	0.7	19.3	13.8	—	33.8	BBB
Assured Guaranty Corporation	—	—	8.6	—	8.6	BB-

Total	$2,905.9	$101.3	$597.2	$3.4	$3,607.8	A+

Financial Services
Financial Security Assurance Inc.	$—	$45.0	$8.9	$—	$53.9	BBB+
Assured Guaranty Corporation	—	—	22.5	—	22.5	BBB-

Total	$—	$45.0	$31.4	$—	$76.4	BBB

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	National Public Financial Guarantee Corporation contains all Public Finance exposures underwritten by MBIA Insurance Corporation and Financial Guarantee Insurance Corporation.

Special Purpose and Variable Interest Entities. Information regarding special purpose and variable interest entities can be found in the Notes to the Unaudited Consolidated Financial Statements of this Form 10-Q.

Cash Flows. Net cash (used in) provided by operating activities was ($383.6) million and $141.3 million during the three months ended March 31, 2009 and 2008, respectively. These cash flows were primarily used in and/or provided by Financial Guarantee operations. The decrease in cash provided by operating activities is primarily due to lower net insurance premium receipts, higher loss payments on insurance policies and higher payments under derivative swap obligations. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash (used in) provided by financing activities was ($866.6) million and $390.4 million during the three months ended March 31, 2009 and 2008, respectively. Financing activities for the three months ended March 31, 2009 included repayments of investment and payment agreements of ($985.8) million; partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million. Financing activities for the three months ended March 31, 2008 included proceeds from the issuance of common stock and long-term debt totaling $1,411.7 million, partially offset by net investment and payment agreements.

Net cash provided by (used in) investing activities was $1,250.3 million and ($556.4) million during the three months ended March 31, 2009 and 2008, respectively. Investing activities for the three months ended March 31, 2009 included proceeds from the sale and maturity of bonds of $836.0 million, partially offset by purchases of bonds of $539.7 million and net change in short-term securities of $438.1 million. Investing activities for the three months ended March 31, 2008 included purchases of bonds of $1,917.4 million and net purchases of short-term securities of $673.9 million, partially offset from proceeds from the sale and maturity of bonds of $2,030.0.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash used in operating, investing and financing activities was $0.1 and $24.7 million during the three months ended March 31, 2009 and 2008, respectively.

Off Balance Sheet Arrangements. Please refer to Note 7, “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

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

All risk management responsibilities are consolidated under a Chief Risk Officer. Surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default. The Chief Risk Officer is responsible for credit risk management, capital management and deployment, and surveillance and remediation of the existing insured portfolio. In the area of credit risk management, the Chief Risk Officer is charged with responsibility to review and strengthen underwriting policies and procedures, including identification of business sectors which will be emphasized, deemphasized or exited by Ambac.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes enhanced procedures on certain Alt-A residential mortgage backed securities which have experienced significant unrealized losses over the past year. Since 2008, Ambac has employed an outside consultant specializing in RMBS structures to analyze loan level cash flows and project security recoverability. Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counterparty. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $675.2 and $627.2 million from its reinsurers at March 31, 2009 and December 31, 2008, respectively. The largest reinsurer accounted for 5.9% of gross par outstanding at March 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $60,389 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2009 and its rating levels as of May 4, 2009:

	Standard & Poor’s		Moody’s
Reinsurers	Rating	Credit watch	Rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
Assured Guaranty Re Ltd.	AA	Stable	Aa3	Stable	46.40%	$—
Radian Asset Assurance Inc. (1)	BBB-	CWN	Ba1	Stable	15.32%	7,918
RAM Reinsurance Company Ltd. (1)	A+	Negative Outlook	Baa3	Developing	11.04%	—
Swiss Reinsurance Co.	A+	Stable	A1	Negative Outlook	10.57%	—
Sompo Japan Insurance Inc.	AA-	Stable	Aa3	Negative Outlook	5.44%	—
Assured Guaranty Corporation	AAA	Stable	Aa2	Stable	5.29%	2,371
MBIA Insurance Corporation (1)	BBB+	Negative Outlook	B3	Developing	4.40%	—
Financial Security Assurance Inc.	AAA	Negative Outlook	Aa3	Developing	1.31%	—
Financial Guaranty Ins Corp. (1)	RWR		RWR		0.00%	45,994
Other					0.23%	—

Total					100.00%	$56,283

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)

Represents reinsurance recoverables on ceded losses and loss expenses on paid and unpaid defaulted credits, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

RWR – ratings withdrawn

Ambac terminated all reinsurance agreements with RAM Reinsurance Company Ltd. (“Ram Re”) effective April 8, 2009. The termination reflects the recapture of approximately $7 billion of par outstanding of which approximately two thirds is classified as public finance exposure. The remainder of the portfolio, approximately $2.4 billion, is comprised of structured finance exposures including approximately $500 million of U.S. RMBS. The economic result was a settlement payment from Ram Re to Ambac in the amount of approximately $97 million. The estimated present value of future installment premiums associated with this business amounts to approximately $60 million.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates and (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a market-to-market gain or loss of $0.12 million and $0.14 million at March 31, 2009 and December 31, 2008, respectively.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The current dislocation in the credit markets and the rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where we pay an issue-specific rate, resulting in losses on those swaps. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps remain at March 31, 2009 levels for a one year period, we would recognize additional losses of approximately $14.6 million. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains. In certain transactions one or more of these triggering events have in fact occurred. Since 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $212 million as of March 31, 2009.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three months ended March 31, 2009 and the year ended December 31, 2008, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $1.7 million and $1.3 million, respectively. Ambac’s VaR ranged from a high of $3.3 million to a low of $0.6 million in the three months ended March 31, 2009 and from a high of $3.3 million to a low of $0.6 million in the year ended December 31, 2008. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative, total return contracts and invested assets. Changes in credit

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of March 31, 2009 by asset type, including a $2.9 billion guarantee commitment with respect to a static pool of CDOs of ABS which meets the definition of and is accounted for as a credit derivative.

($ in millions):	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding	$25,853	$67	$18,374	$9,005	$53,299
Net asset (liability) fair value	(4,958)	(24)	(994)	(780)	(6,756)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in reference obligation spreads at March 31, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(3,472)	$(3)	$(679)	$(441)	$(4,595)	$(11,351)
250 basis point widening	(1,736)	(1)	(340)	(220)	(2,297)	(9,053)
50 basis point widening	(347)	(0)	(68)	(44)	(459)	(7,215)
Base scenario	—	—	—	—	—	(6,756)
50 basis point narrowing	347	0	68	42	457	(6,299)
250 basis point narrowing	1,736	2	340	183	2,261	(4,495)
500 basis point narrowing	3,425	3	670	346	4,444	(2,312)

Also included in the fair value of credit derivative liabilities is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Incorporating Ambac spreads into the determination of fair value has resulted in a $14.7 billion reduction to the credit derivatives liability as of March 31, 2009. Ambac credit default swap spreads have remained substantially unchanged from March 31, 2009 to May 8, 2009.

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and total return swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at March 31, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain (Loss)
2000 basis point widening	$2,039	$4	$261	$201	$2,505	($4,251)
1000 basis point widening	1,267	3	149	116	1,535	(5,221)
500 basis point widening	719	1	80	63	863	(5,893)
Base scenario	—	—	—	—	—	(6,756)
500 basis point narrowing	(974)	(1)	(94)	(75)	(1,144)	(7,900)
1000 basis point narrowing	(2,354)	(3)	(206)	(167)	(2,730)	(9,486)
2000 basis point narrowing	(7,816)	(6)	(505)	(429)	(8,756)	(15,512)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each credit derivative transaction has unique collateral and structure terms,

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily directly or indirectly with sub-prime RMBS securities. In 2008 and into 2009, the independent rating agencies have continued to downgrade mortgage-backed and CDO of ABS securities, and, to a lesser degree, other structured securities including many of the securities underlying our credit derivatives. Additionally, general market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have continued to decline, particularly with respect to CDO of ABS exposures. We expect price volatility to continue until uncertainty regarding the mortgage-backed securities and credit markets in general is reduced.

Beginning in the second half of 2007 and continuing through 2008 and into 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 2000 basis points over Libor as of March 31, 2009. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at March 31, 2009, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $2.3 billion. Future performance of the mortgages underlying these securities, as well as US residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac Financial Group’s management, with the participation of Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac Financial Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac Financial Group’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac Financial Group’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting To address new reporting requirements of SFAS 163, Ambac Financial Group’s management has implemented changes to our systems and operational processes. As such, Ambac Financial Group’s management has added certain internal controls over financial reporting to Ambac Financial Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac Financial Group’s fiscal quarter ended March 31, 2009. There were no other changes in Ambac Financial Group’s internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, Ambac Financial Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Ambac Financial Group, Inc, and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac Financial Group, Inc., and one former officer and director and one current officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action

PART II - OTHER INFORMATION (Continued)

moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”) Stockton, California (“Stockton”), Oakland and Sacramento, California, the City and County of San Francisco, and the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and the Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles, Stockton, and the Counties of San Diego, San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. These plaintiffs allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the plaintiffs of competition in the awarding of GICs and Derivative Products and ultimately resulting in the plaintiffs paying higher fees for these products.

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

PART II - OTHER INFORMATION (Continued)

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

Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by the Rating Agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between the Rating Agencies and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California dated October 27, 2008, which similarly appear directed toward the alleged disparity in the credit ratings assigned to municipal bonds and corporate bonds, with particular focus on municipal bonds issued by the State of California and its related issuers. The California Attorney General has sought, among other things, documents relating to Ambac’s insurance of California general obligation bonds, as well as documents relating to the methodology that Ambac employs in determining whether to insure corporate and municipal bonds.

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

Item 1A - Risk Factors

Ambac has updated the following risk factors previously disclosed in its Form 10-K for the year ended December 31, 2008. These risk factors should be read together with the risk factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2008. References in the risk factor to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac and Ambac Assurance Corporation, as the context requires.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements

PART II - OTHER INFORMATION (Continued)

which impact investment assets. At March 31, 2009, approximately 38% of our investment portfolio is insured by financial guarantors, including Ambac. At March 31, 2009, approximately 8% of our investment portfolio comprises “Alt-A” mortgage-backed securities; Moody’s and S&P have recently undertaken a review of Alt-A mortgage-backed securities and have downgraded a large number of such securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Quarterly Report on Form 10-Q, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at March 31, 2009.

Certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses on a number of these investments. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part 1, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this Quarterly Report on Form 10-Q, for further information. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at March 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2009:
Fixed income securities:
Municipal obligations	$4,311.6	$64.7	$96.9	$4,279.4
Corporate obligations	441.7	5.7	103.2	344.2
Foreign obligations	147.8	7.7	1.7	153.8
U.S. government obligations	297.0	12.2	—	309.2
U.S. agency obligations	336.2	41.1	—	377.3
Mortgage-backed securities	3,024.3	39.4	1,180.5	1,883.2
Asset-backed securities	1,675.4	1.7	420.2	1,256.9
Short-term	1,016.1	—	—	1,016.1
Other	3.4	—	—	3.4

Total investments	$11,253.5	$172.5	$1,802.5	$9,623.5

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the March 31, 2009 fair values shown in the above table.

PART II - OTHER INFORMATION (Continued)

Our holding company structure and certain regulatory and other constraints, including adverse business performance, could affect our ability to pay holding company obligations, which could cause us to seek bankruptcy protection.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay principal and interest on our indebtedness, pay our operating expenses and make capital investment in our subsidiaries. We currently have liquidity sufficient to cover our holding company obligations for at least the next twelve months. Wisconsin insurance regulations restrict the amount of dividends that may be paid by Ambac Assurance without the consent of the regulator. Because of the regulatory tests applicable to the payment of extraordinary dividends, Ambac Assurance cannot pay dividends to Ambac without regulatory consent in 2009. Further, if Ambac Assurance were to be placed in runoff, there is no assurance that it would be able to pay any dividends. Further, the inability of Ambac Assurance to pay dividends in an amount sufficient to enable us to meet our cash requirements at the holding company level could affect our ability to pay debt service and operating expenses and make capital investments in subsidiaries or otherwise have a material adverse effect on our operations. If we are unable to execute strategies for reducing our expenses -and/or adding revenue streams, we may need to consider seeking bankruptcy protection.

In addition, Everspan has agreed that it will not declare a dividend for the three-year period following the writing of its first financial guarantee policy. Thereafter, Everspan’s ability to declare dividends would be subject to the Wisconsin insurance regulations described above. In addition, the payment of dividends by Everspan to Ambac Assurance would not necessarily result in the payment of dividends by Ambac Assurance to Ambac Financial Group, Inc. As described above, the payment of dividends by Ambac Assurance is regulated by Wisconsin law and, at present, the payment of dividends by Ambac Assurance requires the approval of the OCI. See Part I, Item 1 “Business—Insurance Regulatory—Dividend Restrictions—Wisconsin” in our 2008 Annual Report on Form 10-K, for further information.

We are subject to extensive regulation in the conduct of our financial guarantee insurance business; application of and/or amendments to, these insurance laws and regulations could have a material adverse impact on our business results, the Company and Ambac Assurance.

Our principal subsidiary, Ambac Assurance, is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Ambac UK, the subsidiary through which we write financial guarantee insurance in the United Kingdom and in the European Union, is regulated by the Financial Services Authority. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose us to fines, the loss of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance and/or the inability of Ambac Assurance to dividend monies to us, all of which could have an adverse impact on our business results and prospects. Such adverse impacts could include the termination of certain credit default swaps that we have written, which would result in potentially large payment obligations owed by Ambac Assurance which, in turn, could prompt the initiation of delinquency proceedings with respect to Ambac Assurance. Additionally, if the cost of complying with these insurance laws and regulations increases materially, this could impact our business results.

Recently, there have been legislative and regulatory initiatives with respect to the regulation of financial guarantee insurance companies. The initiatives would generally impose restrictions on the types

PART II - OTHER INFORMATION (Continued)

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

We are subject to dispute risk in connection with our reinsurance agreements.

In addition to having credit exposure to our reinsurance counterparties, we are exposed to the risk that reinsurance counterparties may dispute their obligations to make payments required by applicable reinsurance agreements, including scheduled payments and payments due in connection with the termination of reinsurance agreements. Such disputes could result in our being unable to collect all amounts due from reinsurers and/or collecting such amounts after potentially lengthy dispute resolution processes.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the first quarter of 2009 and shares available at March 31, 2009:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2009	48,537	$1.12	48,537	3,609,124
February 2009	13,947	$1.27	13,947	3,595,177
March 2009	834	$1.17	834	3,594,343

First quarter 2009	63,318	$1.15	63,318	3,594,343

(1)	Shares repurchased during the first quarter 2009 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From January 1, 2009 through May 7, 2009, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

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

Ambac Financial Group, Inc.
(Registrant)

Dated: May 15, 2009	By:	/s/ Sean T. Leonard
Sean T. Leonard
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.