Form 10-Q
period 2009-06-30
AMBAC FINANCIAL GROUP INC
filed 2009-08-10
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

As of August 4, 2009, 287,560,541 shares of Common Stock, par value $0.01 per share, (net of 6,112,109 treasury shares and 705,632 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1- FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)	June 30, 2009	December 31, 2008
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $9,127,383 in 2009 and $11,080,723 in 2008)	$8,685,953	$8,537,676
Fixed income securities pledged as collateral, at fair value (amortized cost of $176,247 in 2009 and $277,291 in 2008)	180,375	286,853
Short-term investments, at cost (approximates fair value)	1,062,072	1,454,229
Other (cost of $754 in 2009 and $13,956 in 2008)	754	14,059

Total investments	9,929,154	10,292,817
Cash and cash equivalents	1,130,259	107,811
Receivable for securities sold	102,166	15,483
Investment income due and accrued	81,840	116,769
Premium receivables	4,360,680	28,895
Reinsurance recoverable on paid and unpaid losses	210,891	157,627
Deferred ceded premium	959,411	292,837
Subrogation recoverable	198,431	10,088
Deferred taxes	105,549	2,127,499
Current income taxes	190,495	192,669
Deferred acquisition costs	210,368	207,229
Loans (includes $231,256 at fair value in 2009)	581,463	798,848
Derivative assets	1,550,781	2,187,214
Other assets	433,677	723,887

Total assets	$20,045,165	$17,259,673

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$6,594,046	$2,382,152
Losses and loss expense reserve	4,115,037	2,275,948
Ceded premiums payable	576,944	15,597
Obligations under investment and payment agreements	1,594,623	3,244,098
Obligations under investment repurchase agreements	113,496	113,737
Long-term debt (includes $1,815,661 at fair value in 2009)	3,640,243	1,868,690
Accrued interest payable	67,517	68,806
Derivative liabilities	7,608,133	10,089,895
Other liabilities	313,824	279,616
Payable for securities purchased	7,746	10,256

Total liabilities	24,631,609	20,348,795

Stockholders’ equity:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	2,944	2,944
Additional paid-in capital	2,038,540	2,030,031
Accumulated other comprehensive losses	(224,665)	(1,670,198)
Retained deficit	(6,630,047)	(3,550,768)
Common stock held in treasury at cost	(565,904)	(594,318)

Total Ambac Financial Group, Inc. stockholders’ deficit	(5,379,132)	(3,782,309)
Noncontrolling interest	792,688	693,187

Total stockholders’ deficit	(4,586,444)	(3,089,122)

Total liabilities and stockholders’ deficit	$20,045,165	$17,259,673

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Data)	2009	2008	2009	2008
Revenues:
Financial Guarantee:
Net premiums earned	$177,732	$325,471	$374,544	$512,337
Net investment income	122,909	130,740	223,180	254,385
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(675,394)	(2,372)	(1,421,153)	(2,372)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(675,394)	(2,372)	(1,421,153)	(2,372)

Net realized investment gains (losses)	12,789	1,245	15,643	23,457
Change in fair value of credit derivatives:
Realized gains and losses and other settlements	(5,053)	15,035	1,570	32,008
Unrealized gains (losses)	6,016	961,580	1,545,243	(763,592)

Net change in fair value of credit derivatives	963	976,615	1,546,813	(731,584)
Other income	39,221	2,053	40,944	10,510
Financial Services:
Investment income	19,004	56,722	39,888	141,648
Derivative products	(44,219)	(15,527)	(58,418)	(84,858)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(186,708)	(150,058)	(272,198)	(327,652)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(186,708)	(150,058)	(272,198)	(327,652)

Net realized investment (losses) gains	(2,310)	8,082	114,236	15,884
Net change in fair value of total return swap contracts	22,052	(4,281)	11,671	(44,698)
Net mark-to-market gains on non-trading derivative contracts	7,529	2,095	7,690	262
Corporate:
Net investment income	32,000	1,037	32,216	1,864
Net realized investment gains	—	—	33	—

Total revenues	(474,432)	1,331,822	655,089	(230,817)

Expenses:
Financial Guarantee:
Losses and loss expenses	1,230,847	(339,294)	1,970,677	703,467
Underwriting and operating expenses	48,861	61,955	105,498	110,858
Interest expense on variable interest entity notes	2,430	3,379	5,177	6,936
Financial Services:
Interest from investment and payment agreements	8,311	57,914	21,100	146,917
Other expenses	3,541	3,297	7,492	6,686
Corporate:
Interest	29,837	30,075	59,683	54,452
Other expenses	(3,337)	7,113	684	23,189

Total expenses	1,320,490	(175,561)	2,170,311	1,052,505

Pre-tax (loss) income from continuing operations	(1,794,922)	1,507,383	(1,515,222)	(1,283,322)
Provision (benefit) for income taxes	573,861	684,251	1,245,761	(446,190)

Net (loss) income	$(2,368,783)	823,132	$(2,760,983)	$(837,132)
Less net income (loss) attributable to the noncontrolling interest	11	(2)	(2)	77

Net loss attributable to Ambac Financial Group, Inc.	$(2,368,794)	$823,134	$(2,760,981)	$(837,209)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	$(8.24)	$2.85	$(9.60)	$(3.90)
Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(8.24)	$2.80	$(9.60)	$(3.90)
Weighted-average number of common shares outstanding:
Basic	287,639,234	288,397,701	287,602,413	214,833,072
Diluted	287,639,234	294,857,435	287,602,413	214,833,072

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive Income	Ambac Financial Group, Inc.						Noncontrolling Interest
			Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2009	$(3,089,122)		$(3,550,768)	$(1,670,198)	$0	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(1,806)								(1,806)
Comprehensive loss:
Net loss	(2,760,983)	$(2,760,983)	(2,760,981)						(2)

Other comprehensive loss:
Unrealized gains on performing securities, net of deferred income taxes of $736,606	1,470,047	1,470,047		1,470,047
Unrealized losses on impaired securities, net of deferred income taxes of $0
Gain on derivative hedges, net of deferred income taxes of $294	546	546		546
Gain on foreign currency translation, net of deferred income taxes of $36,203	78,314	78,314		77,005					1,309

Other comprehensive loss	1,548,907	1,548,907

Total comprehensive loss	(1,212,076)	$(1,212,076)

Adjustment to initially apply FASB No. 163	(381,716)		(381,716)
Adjustment to initially apply FASB No. 115-2			102,065	(102,065)
Dividends declared – subsidiary shares to non-controlling interest	(10,254)		(10,254)
Stock-based compensation	(19,884)		(28,393)				8,509
Cost of shares acquired	(97)							(97)
Shares issued under equity plans	28,511							28,511

Balance at June 30, 2009	$(4,586,444)		$(6,630,047)	$(224,665)	$0	$2,944	$2,038,540	$(565,904)	$792,688

Balance at January 1, 2008	$2,271,954		$2,107,773	$(22,138)	$0	$1,092	$839,952	$(646,786)	$(7,939)
Comprehensive loss:
Net loss	(837,132)	$(837,132)	(837,209)						77

Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($343,037)	(714,492)	(714,492)		(714,492)
Unrealized losses on impaired securities, net of deferred income taxes of $0
Gain on derivative hedges, net of deferred income taxes of $7,097	8,668	8,668		8,668
Gain on foreign currency translation, net of deferred income taxes of $130	479	479		241					238

Other comprehensive loss	(705,345)	(705,345)

Total comprehensive loss	(1,542,477)	$(1,542,477)

Adjustment to initially apply FASB No. 157 and 159, net of deferred income taxes of $10,797	20,050		20,050
Dividends declared - common stock	(10,044)		(10,044)
Dividends on restricted stock units	(30)		(30)
Exercise of stock options	(11,674)		(11,674)
Issuance of stock	1,182,032					1,852	1,180,180
Stock-based compensation	14,457						14,457
Excess cost related to share-based compensation	(3,430)						(3,430)
Cost of shares acquired	(667)							(667)
Shares issued under equity plans	11,674							11,674

Balance at June 30, 2008	$1,931,845		$1,268,866	$(727,721)	$0	$2,944	$2,031,159	$(635,779)	$(7,624)

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2009	2008
Cash flows from operating activities:
Net loss attributable to common shareholders	$(2,760,981)	$(837,209)
Noncontrolling interest in subsidiaries’ earnings	(2)	77

Net loss	(2,760,983)	(837,132)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,454	1,606
Amortization of bond premium and discount	(71,569)	(400)
Share-based compensation	8,510	9,473
Current income taxes	2,174	(725,618)
Deferred income taxes	1,243,586	249,676
Deferred acquisition costs	(10,851)	27,812
Unearned premiums, net	(353,575)	(252,752)
Losses and loss expenses, net	1,305,316	598,661
Ceded premiums payable	(102,440)	(17,812)
Investment income due and accrued	34,929	28,355
Accrued interest payable	(31,874)	(32,966)
Net mark-to-market (gains) losses	(1,564,604)	808,929
Net realized investment losses	(129,912)	(39,341)
Other-than-temporary impairment charges	1,693,351	330,024
Other, net	8,780	13,110

Net cash (used in) provided by operating activities	(727,708)	161,625

Cash flows from investing activities:
Proceeds from sales of bonds	1,326,295	2,759,394
Proceeds from matured bonds	320,845	782,139
Purchases of bonds	(736,963)	(3,016,360)
Change in short-term investments	392,157	(611,678)
Loans, net	400,850	32,105
Recoveries from impaired investments	13	1,759
Change in swap collateral receivable	315,107	(46,889)
Cash acquired in consolidation of variable interest entities	1,013,260	—
Other, net	6,401	(25,911)

Net cash provided by (used in) investing activities	3,037,965	(125,441)

Cash flows from financing activities:
Dividends paid – common stockholders	—	(10,044)
Dividends paid – subsidiary shares to noncontrolling interest	(10,254)	—
Securities sold under agreements to repurchase	—	(99,861)
Proceeds from issuance of investment and payment agreements	23,531	17,217
Payments for investment and payment draws	(1,430,699)	(1,334,188)
Proceeds from issuance of long-term debt	—	228,969
Proceeds from the issuance of subsidiary shares to noncontrolling interest	100,000	—
Retirement of subsidiary shares to noncontrolling interest	(1,806)	—
Capital issuance costs	(297)	(6,538)
Net cash collateral received	31,716	(28,011)
Proceeds from issuance of common stock	—	1,182,032
Purchases of treasury stock	—	(667)
Excess tax benefit related to share-based compensation	—	(3,430)

Net cash used in financing activities	(1,287,809)	(54,521)

Net cash flow	1,022,448	(18,337)
Cash and cash equivalents at January 1	107,811	123,933

Cash and cash equivalents at June 30	$1,130,259	$105,596

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$32,868

Interest expense on long-term debt	$56,658	$48,939

Interest on investment agreements	$27,587	$153,809

Supplemental schedule of non-cash investing and financing activities:

The Company consolidated certain variable interest entities during the period. In conjunction with the consolidation of these entities, liabilities were assumed as follows:

Fair value of assets consolidated	$833,848
Cash consolidated	1,013,260

Liabilities consolidated	1,847,108

See accompanying Notes to Consolidated Unaudited Financial Statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. (the “Company”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provides financial guarantees and financial services to entities in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ca, with a negative outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), a guarantor of public finance and structured finance obligations, has a CC financial strength rating with a developing outlook by S&P, and a Caa2 financial strength rating with a developing outlook from Moody’s. These ratings reflect multiple downgrades in Ambac Assurance’s financial strength ratings from June 2008 through July 2009.

Ambac Assurance has not written meaningful financial guarantee business since November 2007. As such, Ambac is actively mitigating losses in Ambac Assurance’s insured portfolio and increasing the yield on its investment portfolio in order to maximize the residual value of Ambac Assurance. Further, the Company’s existing investment agreement and derivative product portfolios are in active runoff, which may result in transaction terminations, settlements, restructuring, assignments of and scheduled amortization of contracts. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to the extent we are able to do so.

Ambac’s principal business strategy going forward is to (i) grow our business by developing new business initiatives which capitalize on our expertise and relationships in the capital markets and (ii) reactivate Everspan Financial Guarantee Corp. (“Everspan”) for purposes of writing financial guarantee insurance in the U.S. public finance market when market conditions allow the Company to raise third party capital. Ambac has been unable to raise capital for Everspan and as a result, has determined to postpone its efforts to launch Everspan. Management believes that Everspan will require substantially more capital, including third-party capital, and at least a AA S&P and A2 Moody’s rating in order to compete in the U.S. public finance market. Further, the Company has not yet received permission from the OCI (“Office of the Commissioner of Insurance”) to capitalize Everspan at a level enabling it to compete in that market.

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

As described above, the financial strength rating downgrades have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results. There can be no assurance that Ambac will be successful in realizing any of the foregoing strategies. If such initiatives are ultimately unsuccessful, Ambac’s activities may resort solely to loss mitigation and eventual run-off of the existing book of business. Additionally, if we are unable to accomplish the reactivation of Everspan in a timely manner, Ambac Assurance will need to reduce its operating expenses.

On July 15, 2009, Ambac acquired the assets of NSM Capital Management LLC and Structured Credit Solutions (“NSM”). NSM provides investment advisory, consulting, valuation and research

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

services to the structured credit markets. In addition to using their services to augment Ambac’s management and its affiliates’ investment portfolios and mortgage related and other asset-backed financial guarantee liabilities, Ambac intends for NSM to continue to provide investment advisory and asset management services to outside parties and will seek to grow and expand such services.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Regulatory Update:

As a result of significant losses on residential mortgage backed securities (“RMBS”), including financial guarantee insurance policies, credit default swap contracts on CDO of ABS securities and investments in RMBS securities as of June 30, 2009, Ambac Assurance’s statutory capital and surplus and qualified statutory capital (defined as the sum of Ambac Assurance policyholders’ surplus and contingency reserves) had been reduced to $305.6 million and $479.2 million, respectively. Statutory capital and surplus differs from stockholders’ deficit as determined under U. S. GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having total net liability in respect of any one issue of municipal bonds in excess of an amount representing 10% of its policyholders’ surplus. Total net liability, as defined by the Wisconsin Administrative Code, means the average annual amount due, net of reinsurance, for principal and interest on the insured amount of any one issue of municipal bonds. Additionally, Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having outstanding cumulative net liability, under inforce policies of municipal bond insurance in an amount which exceeds qualified statutory capital. Cumulative net liability, as defined by the Wisconsin Administrative Code, means one-third of one percent of the insured unpaid principal and insured unpaid interest covered by inforce policies of municipal bond insurance.

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

As a result of the reduction in statutory surplus and qualified statutory capital in 2009, Ambac Assurance is not in compliance with the above requirements. Ambac Assurance submitted a plan to the

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

respective insurance regulators detailing the steps that Ambac Assurance has taken and will seek to take to reduce its exposure to no more than the permitted amounts. Following the submission of such plan, after notice and hearing, the regulators could require Ambac Assurance to cease transacting any new financial guarantee business until its exposure to loss no longer exceeds said limits.

(2)	Net income per Share

FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac has adopted in 2009. Retrospective application is required pursuant to this FSP. Ambac has participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. No income was allocated to participating securities during the three and six month periods ended June 30, 2009. Income allocated to participating securities in the three and six months ended June 30, 2008 amounted to $0.01 per share and none, respectively. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and six months ended June 30, 2009. There was a dilutive effect of 6,459,734 shares for the three months ended June 30, 2008 and none for the six months ended June 30, 2008. The number of additional shares is calculated by assuming that outstanding stock options were exercised or purchased contracts were settled and that the proceeds from such exercises or settlements were used to acquire shares of common stock or retire existing debt as specified in the contract at the average market price during the year.

(3)	Application of the New Financial Guarantee Accounting Standard

On May 23, 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. This standard clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e. loss reserves). Ambac adopted SFAS 163 on January 1, 2009 except for the disclosures about the insurance enterprise’s risk management activities, which it adopted in the quarter ended September 30, 2008. SFAS 163 is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. As a result of adopting SFAS 163, a cumulative effect adjustment of ($381,716) was recorded to the opening balance of retained earnings at January 1, 2009. The impact of adopting SFAS 163 on the Company’s balance sheet is as follows:

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

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: i) the present value of future contractual premiums due (the “contractual” method) or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at June 30, 2009 is 2.7% and 10.7 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

For both upfront and installment premium policies, premium revenues are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date (referred to as the level-yield method). For installment paying policies, the premium receivable discount, equating to the difference between the undiscounted future installment premiums and the present value of future installment premiums, is accreted as premiums earned in proportion to the premium receivable balance at each reporting date. Because the premium receivable discount and UPR are being accreted into income using different rates, the total premiums earned as a percentage of insured principal is higher in the earlier years and lower in the later years for an installment premium transaction as compared to an upfront premium transaction.

Below is the premium receivable roll-forward for the period ended June 30, 2009:

Premium receivable at December 31, 2008	$28,895
Impact of adoption of FAS 163	4,593,963

Premium receivable at January 1, 2009	4,622,858
Premium payments received	(218,942)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(212,552)
Accretion of premium receivable discount	57,553
Other adjustments (including foreign exchange)	111,763

Premium receivable at June 30, 2009	$4,360,680

Notes to Unaudited Consolidated Financial Statements

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

The table below summarizes the future gross premiums expected to be collected related to the premium receivable on an undiscounted basis and future expected premiums earned, net of reinsurance at June 30, 2009:

	Future premiums expected to be collected	Future expected premiums earned, net of reinsurance
Three months ended:
September 30, 2009	$96,469	$169,534
December 31, 2009	104,500	118,123

Twelve months ended:
December 31, 2010	388,631	448,250
December 31, 2011	368,234	414,822
December 31, 2012	342,069	377,593
December 31, 2013	321,305	346,971

Five years ended:
December 31, 2018	1,347,070	1,366,780
December 31, 2023	1,045,294	974,184
December 31, 2028	865,039	719,423
December 31, 2033	599,694	444,577
December 31, 2038	244,354	182,344
December 31, 2043	67,597	55,102
December 31, 2048	14,730	13,639
December 31, 2053	2,163	3,212
December 31, 2058	31	82

Total	$5,807,180	$5,634,636

The future premiums expected to be collected and future expected net premiums earned disclosed in the above table relate to the premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and six months ending June 30, 2009 were $33,797 and $74,801, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

The table below shows premiums written on a gross and net basis for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Financial Guarantee:
Gross premiums written	$(118,420)	$141,280	$(157,671)	$300,487
Ceded premiums written	158,511	(17,446)	187,546	(40,980)

Net premiums written	$40,091	$123,834	$29,875	$259,507

Loss Reserves:

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Under SFAS 163 a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s Surveillance Group to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation. All credits are assigned risk classifications by the Surveillance Group using the following guidelines:

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

CLASS IV – “Imminent Default or Defaulted”

Monetary default or claims payment has occurred or is expected imminently. Class IV credits are generally rated D.

CLASS V – “Fully Reserved”

The credit has defaulted and payments have occurred. The claim payments are scheduled and known, and reserves have been established to fully cover such claims.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had a rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “ base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”), which is comprised of Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve at June 30, 2009 was 2.16%.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Loss reserves on non-defaulted credits were $1,936,517 at June 30, 2009. These loss reserves were comprised of 127 credits with net par of $15,265,923. Loss reserves on defaulted credits were $1,777,500 at June 30, 2009 comprising 61 credits with net par outstanding of $16,905,457. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $20,162 and $33,579 at June 30, 2009 and December 31, 2008, respectively.

Loss reserves ceded to reinsurers are calculated in a similar manner to those noted above for gross loss reserves. Loss reserves ceded to reinsurers at June 30, 2009 were $210,891. Amounts are included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

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

Below is the loss reserve roll-forward net of subrogation recoverable and reinsurance for the period ended June 30, 2009:

		YTD Ended June 30, 2009
Loss reserves at December 31, 2008, net of subrogation recoverables and reinsurance		$2,129,758
Impact of adopting SFAS 163		339,426

Loss reserves at January 1, 2009, net of subrogation recoverable and net of reinsurance		$2,469,184

Changes in loss reserves due to:
Credits added	794,150
Credits removed	(145,764)
Change in existing credits	1,321,562
Claim payments, net of subrogation received and reinsurance	(657,022)

Net change in loss reserves:		1,312,926
Intercompany elimination of VIEs(1)		(47,930)
Loss reserves at June 30, 2009		$3,734,180

(1)	Represents the elimination of intercompany loss reserves relating to Variable Interest Entities consolidated in accordance with FIN 46.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The net change in loss reserves of $1,312,926 for the six months ended June 30, 2009 is included in loss and loss expenses in the Consolidated Statement of Operations.

The table below summarizes information related to policies currently included in Ambac’s loss reserves at June 30, 2009:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	18	17	42	50	59	2	188

Remaining weighted-average contract period (in years)	16	6	8	8	4	5	7

Gross insured contractual payments outstanding:
Principal	$532,197	$1,932,110	$6,042,920	$7,606,290	$17,362,971	$772	$33,477,260
Interest	328,176	319,527	674,747	2,876,687	2,564,360	210	6,763,707

Total	$860,373	$2,251,637	$6,717,667	$10,482,977	$19,927,331	$982	$40,240,967

Gross claim liability	$17,659	$230,904	$1,047,723	$2,442,211	$4,027,903	982	$7,767,382
Less:
Gross potential recoveries	(70)	(13,504)	(204,530)	(938,840)	(1,378,469)	—	(2,535,413)
Discount, net	(2,566)	(37,310)	(81,424)	(266,789)	(660,026)	(73)	(1,048,188)

Net loss reserve (excluding reinsurance)	$15,023	$180,090	$761,769	$1,236,582	$1,989,408	$909	$4,183,781

Unearned premiums	$7,571	$51,269	$55,914	$64,328	$118,402	—	$297,484

Loss reserve reported in the balance sheet (excluding reinsurance)	$7,452	$128,821	$705,855	$1,172,254	$1,871,006	$909	$3,886,297
Reinsurance recoverables reported in the balance sheet	$11	$1,653	$33,938	$35,817	$139,472	—	$210,891

*	Excludes $20,948 gross of reinsurance and $20,162 net of reinsurance, of loss adjustment expense reserves.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Given the negligible amount of new business underwritten during 2008 and 2009, the amount of acquisition costs eligible for deferral has

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

decreased significantly from prior years. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs are adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. As a result of changes to the premium revenue recognition model under SFAS 163, as described in the Net Premiums Earned section above, deferred acquisition costs were evaluated under the new standard and ultimately impacted the cumulative effect adjustment made to retained earnings at January 1, 2009, as noted above.

(4)	Derivative Contracts

SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10, Fair Value Measurements. SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 disclosures are effective beginning with the quarter ended March 31, 2009 and have been included in the discussion below.

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, total return swaps, certain interest rate and currency swaps and futures contracts. Credit derivatives have also been purchased to mitigate portions of the risks assumed under written credit derivative contracts. See “Derivative Contracts Classified as Held for Trading Purposes” below for further discussion of these products. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. Derivatives are used to manage risk primarily in the investment agreement portfolio and in invested assets supporting that portfolio. Certain of these transactions are designated as fair value hedges or cash flow hedges under SFAS 133. See “Derivative Contracts used for Non-Trading and Hedging Purposes” below for further discussion of derivatives used for risk management purposes.

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $322,341 and $618,784 as of June 30, 2009 and December 31, 2008, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $162,314 and $130,381 as of June 30, 2009 and December 31, 2008, respectively. The following table summarizes the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of June 30, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$358,764	Derivative liabilities	$7,045,677
Total return swaps	Derivative assets	—	Derivative liabilities	40,964
Interest rate swaps	Derivative assets	876,484	Derivative liabilities	669,712
	Derivative liabilities	277,894	Derivative assets	94,892
Currency swaps	Derivative assets	323,823	Derivative liabilities	297,840
	Derivative liabilities	62,889	Derivative assets	26,930
Futures contracts	Derivative assets	—	Derivative liabilities	2,255
Other contracts	Derivative assets	13	Derivative liabilities	393
	Derivative liabilities	—	Derivative assets	2

Total derivatives held for trading		1,899,867		8,178,665

Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	Derivative assets	—	Derivative liabilities	—
	Derivative liabilities	101,145	Derivative assets	—

Total derivatives designated as hedging instruments under SFAS 133		101,145		—

Non-trading derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	Derivative assets	113,521	Derivative liabilities	—
	Derivative liabilities	6,780	Derivative assets	—

Total non-trading derivatives not designated as hedging instruments under SFAS 133		120,301		—

Total derivatives		$2,121,313		$8,178,665

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of June 30, 2009 arose from such purchased credit default swaps.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $3.0 billion and a net liability fair value of $115 million as of June 30, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2009 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90 million of collateral to the counterparty.

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

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2009:

Ambac Rating	CDO of ABS	CDO of CDO	CLO	Other	Total
AAA	$—	$—	$7,370,369	$4,344,303	$11,714,672
AA	—	—	8,071,040	2,886,558	10,957,598
A	—	—	1,432,838	968,199	2,401,037
BBB	542,484	—	1,261,429	688,859	2,492,772
Below investment grade	24,096,035	66,577	282,511	100,000	25,545,123

	$25,638,519	$66,577	$18,418,187	$8,987,919	$53,111,202

The table below summarizes information by major category as of June 30, 2009:

	CDO of ABS	CDO of CDO	CLO	Other	Total
Number of CDS transactions	23	1	77	39	140
Remaining expected weighted-average life of obligations (in years)	19.5	1.8	4.6	5.3	11.9
Gross principal notional outstanding	$26,093,519	$66,577	$18,418,187	$8,987,919	$53,566,202
Hedge principal notional outstanding	$455,000	$—	$—	$—	$455,000
Net derivative liabilities (at fair value)	$5,058,739	$25,661	$836,695	$765,818	$6,686,913

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 7, Special Purpose Entities and Variable Interest Entities.

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of purchased credit derivatives included in net fair value of credit derivatives was $358,764 and $321,007 at June 30, 2009 and December 31, 2008, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under SFAS 133. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $17,248 and $23,784 for the three and six months ended June 30, 2009, respectively and $1,674 for the three and six months ended June 30, 2008, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled.

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

	Surveillance Categories
	IA	II	III	IV	Total
Number of CDS transactions	6	7	12	5	30
Remaining expected weighted-average life of obligations (in years)	6.3	10.5	20.6	27.6	19.1
Net principal notional outstanding	$1,129,785	$6,066,193	$13,612,497	$5,583,922	$26,392,397
Net derivative liabilities (at fair value)	$191,371	$787,316	$2,851,368	$1,403,961	$5,234,016

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The interest rate swaps provided typically require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. Ambac Financial Services manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Within the trading derivatives portfolio, Ambac Financial Services enters into interest rate and currency swaps with professional counterparties and uses exchange traded U.S. Treasury futures with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and benchmark interest rates. As of June 30, 2009, the notional amounts of Ambac Financial Services’s trading derivative products are as follows:

Type of derivative	Notional
Interest rate swaps—receive-fixed/pay-variable	$6,381,350
Interest rate swaps—pay-fixed/receive-variable	4,937,552
Interest rate swaps—basis swaps	4,158,656
Currency swaps	3,129,140
Futures contracts	720,000
Other contracts	584,618

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts with professional counterparties. These contracts require Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. The referenced fixed income obligations met Ambac Assurance’s financial guarantee credit underwriting criteria at the time of the transactions. At June 30, 2009, the notional amount of Ambac’s total return swaps representing the par value of the underlying fixed income obligations was $169,393.

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the three and six months ended of June 30, 2009:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
		Three months ended June 30, 2009	Six months ended June 30, 2009
Financial Guarantee
Credit derivatives	Net change in fair value of credit derivatives	$963	$1,546,813
Financial Services derivatives products
Interest rate swaps	Derivative products	(48,417)	(63,070)
Currency swaps	Derivative products	(4,551)	(4,838)
Total return swaps	Net change in fair value of total return swap contracts	22,052	11,671
Futures contracts	Derivative products	8,460	8,460
Other derivatives	Derivative products	265	680

Total Financial Services derivative products		(22,191)	(47,097)

Total derivative contracts held for trading purposes		$(21,228)	$1,499,716

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps are used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms and currency denominations between investment agreement contracts and invested assets that support those contracts. These derivative contracts are generally designated as fair value hedges or cash flow hedges under SFAS 133. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income. Derivatives may be used for non-trading and hedging purposes, even if they do not meet the technical requirements for hedge accounting under SFAS 133.

As of June 30, 2009, the notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes are as follows:

Notional
Derivatives designated as hedging instruments under SFAS 133:
Interest rate swaps	$228,670
Derivatives not designated or qualifying as hedging instruments under SFAS 133:
Interest rate swaps	481,330

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of fair value hedges and related hedge item reported in the Consolidated Statement of Operations for the three and six months ended of June 30, 2009:

Derivatives in SFAS 133 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Hedged Item	Net Gain or (Loss) Recognized in Income Related to Hedge Ineffectiveness
Three months ended June 30, 2009:
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(41,678)	$42,400	$722

	Financial Services: Interest from investment and payment agreements	2,678	(2,795)	(117)

Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	302	(303)	(1)

	Financial Services: Interest from investment and payment agreements	8	(18)	(10)

Total		$(38,690)	$39,284	$594

Six months ended June 30, 2009:
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(64,095)	$64,949	$854

	Financial Services: Interest from investment and payment agreements	5,268	(5,554)	(286)

Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	(94)	92	(2)

	Financial Services: Interest from investment and payment agreements	35	(54)	(19)

Total		$(58,886)	$59,433	$547

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

requirements for cash flow hedge accounting under SFAS 133 is reported in “Accumulated Other Comprehensive Losses” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. As of June 30, 2009, $1,513 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the consolidated financial statements for the three and six months ended of June 30, 2009:

Derivatives in SFAS 133 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended June 30, 2009:
Interest rate swaps	$(458)	Financial Services: Investment income	$874	Net mark-to-market gains (losses) on non-trading derivative contracts	$28

Total	$(458)		$874		$28

Six months ended June 30, 2009:
Interest rate swaps	$(1,057)	Financial Services: Investment income	$1,715	Net mark-to-market gains (losses) on non-trading derivative contracts	$56

Total	$(1,057)		$1,715		$56

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative or hedged item expires or is sold or the hedge relationship is re-designated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Income” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Income” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income. In connection with the significant terminations within Ambac’s investment agreement portfolio during 2008 and the first six months of 2009, many hedge accounting relationships have been discontinued.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

SFAS 133. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts were $6,780 and $6,782 for the three and six months ended June 30, 2009, respectively.

Contingent Features in Derivatives Related to Ambac Credit Risk:

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

As of June 30, 2009, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $305,104 related to which Ambac had posted assets as collateral with a fair value of $483,499. All such ratings-based contingent features have been triggered as of June 30, 2009, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on June 30, 2009, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with standard derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of June 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits is approximately $85,250 and $83,200, respectively. Included in these balances at June 30, 2009 and December 31, 2008 are $33,450 and $31,400 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three and six months ended June 30, 2009, Ambac recognized interest of approximately $1,025 and $2,050, respectively, compared to approximately $1,000 and $2,000 in the three and six months ended June 30, 2008. Ambac had approximately $11,050 and $9,000 for the payment of interest accrued at June 30, 2009 and December 31, 2008, respectively.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. A full valuation allowance of $3,318,988 has been established against the operating portion of its deferred tax asset.

The capital loss portion of its deferred tax asset is comprised of $686,287 relating to securities that Ambac has the intent to sell and $154,133 relating to SFAS No. 115 securities for which management has the intent and ability to hold such securities to maturity. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to the securities that Ambac intends to sell and has set up a full valuation allowance against this portion. No valuation allowance is needed on the SFAS No. 115 portion of the deferred tax asset as Ambac has both the intent and ability to hold these securities until recovery. It is reasonably possible that the intent and ability to hold may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against the SFAS 115 portion of the deferred tax asset.

(6)	Investments

Effective April 1, 2009, Ambac adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities and presentation and disclosure of other-than-temporary impairments of debt and equity securities. Under the new guidance, if an entity assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The cumulative effect of adopting this FSP is recognized as a $102,065 adjustment to increase retained earnings with an offsetting adjustment to accumulated other comprehensive income. The adoption adjustment represents the after-tax difference between (i) the April 1, 2009 amortized cost of debt securities for which an other-than-temporary impairment was previously recognized and which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis and (ii) the present value of cash flows expected to be collected on such securities.

Effective April 1, 2009, Ambac also adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, Fair Value Measurement, when the volume and level of activity for the asset or liability have significantly decreased. This FSP did not have a significant impact on Ambac’s financial statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments at June 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009
Fixed income securities:
Municipal obligations	$3,958,785	$57,942	$15,912	$4,000,815
Corporate obligations	583,661	3,769	76,920	510,510
Foreign obligations	161,093	8,620	567	169,146
U.S. government obligations	180,885	2,796	457	183,224
U.S. agency obligations	195,182	10,118	153	205,147
Residential mortgage-backed securities	2,369,195	158,048	240,728	2,286,515
Collateralized debt obligations	81,132	24	31,626	49,530
Other asset-backed securities	1,597,450	3	316,387	1,281,066
Short-term	1,062,072	—	—	1,062,072
Other	754	—	—	754

	10,190,209	241,320	682,750	9,748,779

Fixed income securities pledged as collateral:
U.S. government obligations	124,018	1,998	—	126,016
U.S. agency obligations	30,648	1,449	—	32,097
Residential mortgage-backed securities	21,581	681	—	22,262

Total collateralized investments	176,247	4,128	—	180,375

Total investments	$10,366,456	$245,448	$682,750	$9,929,154

December 31, 2008
Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543
Corporate obligations	443,804	7,448	69,688	381,564
Foreign obligations	143,328	8,669	1,628	150,369
U.S. government obligations	172,838	10,988	—	183,826
U.S. agency obligations	483,751	75,533	—	559,284
Mortgage-backed securities	3,788,822	19,131	1,946,981	1,860,972
Asset-backed securities	1,626,849	2,768	488,499	1,141,118
Short-term	1,454,229	—	—	1,454,229
Other	13,956	232	129	14,059

	12,548,908	166,732	2,709,676	10,005,964

Fixed income securities pledged as collateral:
U.S. government obligations	125,068	4,626	—	129,694
U.S. agency obligations	29,735	2,222	—	31,957
Mortgage-backed securities	122,488	2,714	—	125,202

Total collateralized investments	277,291	9,562	—	286,853

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Foreign obligations consist primarily of government issued securities which are denominated in Pounds Sterling, Euros or Australian dollars.

The amortized cost and estimated fair value of investments at June 30, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,137,496	$1,138,303
Due after one year through five years	1,020,363	1,036,076
Due after five years through ten years	876,990	856,198
Due after ten years	3,262,249	3,259,204

	6,297,098	6,289,781
Residential mortgage-backed securities	2,390,776	2,308,777
Collateralized debt obligations	81,132	49,530
Other asset-backed securities	1,597,450	1,281,066

	$10,366,456	$9,929,154

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2009:
Fixed income securities:
Municipal obligations	$50,859	$11,754	$73,285	$4,158	$124,144	$15,912
Corporate obligations	113,616	18,143	184,364	58,777	297,980	76,920
Foreign obligations	21,477	567	—	—	21,477	567
U.S. government obligations	19,344	457	—	—	19,344	457
U.S. agency obligations	8,630	153	—	—	8,630	153
Residential mortgage-backed securities	175,231	70,129	166,897	170,599	342,128	240,728
Collateralized debt obligations	9,120	237	40,385	31,389	49,505	31,626
Other asset-backed securities	743,913	177,156	331,079	139,231	1,074,992	316,387

Total temporarily impaired securities	$1,142,190	$278,596	$796,010	$404,154	$1,938,200	$682,750

December 31, 2008:
Fixed income securities:
Municipal obligations	$2,420,553	$150,494	$524,667	$52,257	$2,945,220	$202,751
Corporate obligations	133,118	12,868	148,322	56,820	281,440	69,688
Foreign obligations	18,270	1,628	—	—	18,270	1,628
Mortgage-backed securities	225,612	40,549	651,680	1,906,432	877,292	1,946,981
Asset-backed securities	638,170	212,501	339,612	275,998	977,782	488,499
Other	672	108	59	21	731	129
Short-term	822	—	—	—	822	—

Total temporarily impaired securities	$3,437,217	$418,148	$1,664,340	$2,291,528	$5,101,557	$2,709,676

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment, including substantial or continuous declines in fair value below amortized cost or declines in external credit ratings from the time the securities were purchased. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of June 30, 2009 and December 31, 2008 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor as applicable and analysis of projected defaults on the underlying collateral; and (iii) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. In connection with the adoption of FSP FAS 115-2 and FAS 124-2, as of June 30, 2009, for securities that have indications of possible other than temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at June 30, 2009, $158,392 of the total fair value and $80,429 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $115,343 and unrealized loss balance of $62,239.Of the securities that were in a gross unrealized loss position at December 31, 2008, $56,553 of the total fair value and $129,741 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $54,534 and unrealized loss balance of $129,468.

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of June 30, 2009 is primarily related to Alt-A residential mortgage backed securities. Of the $170,599 of unrealized losses on mortgage-backed securities for greater than 12 months, $140,461 or 82% is attributable to 20 individual Alt-A securities. These individual securities have been in an unrealized loss position for 18 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2006-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

As part of the quarterly impairment review process, management has analyzed the cash flows of all Alt-A RMBS securities held based on the default, prepayment and severity loss assumptions specific to each security’s underlying collateral. Ambac’s model estimates cash flows from the underlying mortgage loans and distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. The cash flow model incorporates actual cash flows on the mortgage-backed securities through the current period, and then projects remaining cash flows using a number of loan-specific assumptions, including default rates, prepayment rates, and recovery rates. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Other asset-backed securities:

The decrease in gross unrealized losses on asset-backed securities during the six months ended June 30, 2009 reflects improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $139,231 of unrealized losses on asset-backed securities greater than 12 months, 8 student loan positions comprise $65,936. These individual securities have been in an unrealized loss position for between 17-18 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management does not have any credit concerns with these transactions and therefore believes that the timely receipt of all principal and interest from asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the three and six month periods ended June 30, 2009 and 2008:

	Three-months ended June 30,		Six-months ended June 30,
	2009	2008	2009	2008
Gross realized gains on securities	$33,986	$15,789	$56,579	$43,424
Gross realized losses on securities	(45,451)	(6,798)	(50,745)	(12,422)
NCFE recoveries	—	1,759	13	1,759
Net gain on investment agreement terminations	18,018	—	120,815	—
Foreign exchange (losses) gains	3,926	(1,423)	3,217	6,580

Net realized gains/losses, excluding other-than-temporary impairments	10,479	9,327	129,879	39,341
Net other-than-temporary impairments(a)	862,102	152,430	1,693,351	330,024

Total net realized gains (losses) and other-than-temporary impairments included in earnings	$(851,623)	$(143,103)	$(1,563,472)	$(290,683)

(a)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under FSP FAS 115-2 and FAS 124-2, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis. There were no other-than-temporary impairments recognized in other comprehensive income for the three months ended June 30, 2009.

Other than temporary impairments for the six months ended June 30, 2009 included charges of $862,102 to write-down the amortized cost basis of tax-exempt municipal bonds and most residential mortgage-backed securities to fair value at June 30, 2009 as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, impairment charges of $831,249 were recognized in the first quarter of 2009 as a result of expected credit losses, primarily on mortgage-backed securities. Other than temporary impairment charges were $152,430 and $330,024 in the three and six month periods ended June 30, 2008, respectively. Charges in 2008 included $99,082 and $194,508 for the three and six months ended June 30, respectively, related to write-downs of certain securities that were believed to be credit impaired and $53,348 and $135,516 for the three and six months ended June 30, 2008, respectively, related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time.

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Cash and securities held in Ambac’s investment portfolio – Ambac pledges assets it holds in its investment portfolio to (a) investment and payment agreement counterparties; (b) derivative counterparties; and (c) a non-U.S. domiciled insurance company which has ceded insurance risks to Ambac. Securities pledged to investment and payment agreement counterparties as well as non-U.S. domiciled insurers may not then be re-pledged to another entity. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (“repurchase agreements”). Ambac’s counterparties under derivative agreements and repurchase agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements – Ambac may repledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties and non-U.S. domiciled insurers at June 30, 2009 and December 31, 2008:

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non-U.S. domiciled insurers	Fair value of securities sold under agreements to repurchase
June 30, 2009:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,692,146	$1,335,098	$160,027	$16,646	$180,375
Cash and securities pledged from its derivative counterparties	162,462	—	162,462	—	—

December 31, 2008:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$3,195,550	$2,404,591	$488,403	$15,703	$286,853
Cash and securities pledged from its derivative counterparties	229,382	—	227,313	—	—

Securities carried at $6,624 and $6,999 at June 30, 2009 and December 31, 2008, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(7) Special Purpose Entities and Variable Interest Entities

Ambac has involvement with special purpose entities, including VIEs, in the following ways. First, Ambac is a provider of financial guarantee insurance, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Second, Ambac has sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. As discussed in detail below, these Ambac-sponsored special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Lastly, Ambac is an investor in mortgage-backed and other asset-backed securities issued by VIEs. Ambac invests in investment grade mortgage-backed and other asset-backed securities and the ownership interest is generally insignificant to the VIE.

Financial Guarantees:

Ambac has provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Consolidated VIE

As of June 30, 2009, consolidated VIE assets and liabilities were $2,089,391 and $2,094,897, respectively. As of December 31, 2008, consolidated VIE assets and liabilities were $241,607 and $248,420, respectively. Ambac determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by or insured assets held by the VIEs and from holding any additional variable interests issued by the VIEs. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs.

At June 30, 2009, six VIEs are being consolidated, which had debt obligations or assets insured by Ambac. One VIE had previously been consolidated by Ambac since the inception of the transaction due to the lack of any credit enhancement subordinate to the notes insured by Ambac. Five additional VIEs were consolidated during the second quarter of 2009 as a result of Ambac terminating certain reinsurance contracts with a reinsurer. Because the reinsurance contracts are considered implicit variable interests in the respective VIEs being reinsured, the termination of those contracts triggered a reconsideration event under FIN 46(R). Consequently, Ambac was required to reevaluate its variable interests in these VIEs and concluded it was the primary beneficiary and thus required to consolidate the entities. There are 12 VIEs related to RMBS securitizations that Ambac was required to consolidate under FIN 46(R) upon reconsideration in relation to the termination of these reinsurance contracts. However, Ambac evaluated these VIEs under FAS 167 “Amendments to FASB Interpretation No. 46(R)” and determined that Ambac would not have to consolidate these same VIEs upon the adoption of FAS 167 on January 1, 2010. Consequently, Ambac will not consolidate these VIEs since the consolidation requirement is temporary in nature and might cause confusion to users of our financial statements. Ambac’s exposures in these VIEs are adequately reflected on our Consolidated Balance Sheets and Statements of Operations in accordance with FAS 163. The consolidation of these 12 VIEs would increase Ambac’s assets and liabilities by approximately $781,000 and $832,000, respectively. The income statement effect related to these 12 VIEs would be a gain of approximately $39,000. These consolidation effects would be eliminated on January 1, 2010 upon adoption of FAS 167.

The financial reports of one VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of this VIE are consolidated on a one quarter lag.

Total variable interest entity notes outstanding was $2,571,757 and $244,500 as of June 30, 2009 and December 31, 2008, respectively. The range of final maturity dates of the variable interest entity notes outstanding is July 2009 to December 2047 as of June 30, 2009. As of June 30, 2009, the interest rates on the variable interest entity notes ranged from 0.41% to 8.06%. Ambac is subject to potential consolidation of an additional $530,883 of assets and liabilities in connection with future utilization of one of the VIEs

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of the VIEs are consolidated into the respective Balance Sheet captions.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

	At June 30, 2009	At December 31, 2008
Assets:
Fixed income securities, at fair value	$484,411	$—
Cash	1,014,155	1,049
Investment income due and accrued	3,656	4,599
Loans (includes $231,256 at fair value in 2009)	417,628	231,603
Derivative assets	113,521	—
Other assets	56,020	4,356

Total assets	$2,089,391	$241,607

Liabilities:
Accrued interest payable	$33,684	$3,841
Long-term debt (includes $1,815,661 at fair value in 2009)	2,012,370	244,500
Other liabilities	48,843	79

Total liabilities	2,094,897	248,420

Stockholders’ equity:
Noncontrolling interest	(5,506)	(6,813)

Total liabilities and stockholders’ equity	$2,089,391	$241,607

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Significant Variable Interests in Non-consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s significant variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of June 30, 2009:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Premium Receivable	Insurance Liabilities(2)	Derivative Liabilities(3)
Global Structured Finance:
Collateralized debt obligations	$73,146,691	$157,508	$221,336	$6,864,083
Mortgage-backed - residential	47,020,162	353,849	3,710,079	14,907
Mortgage-backed - commercial	1,520,400	4,435	3,373	45,540
Other consumer asset-backed	13,076,765	76,060	75,579	16,124
Other commercial asset-backed	51,226,608	1,829,039	1,868,969	38,448
Other	19,582,063	288,226	791,011	36,906

Total Global Structured Finance	205,572,689	2,709,117	6,670,347	7,016,008
Global Public Finance	52,407,490	822,928	1,020,936	13,276

Total	$257,980,179	$3,532,045	$7,691,283	$7,029,284

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

are not subject to the requirements of FIN 46(R) and, accordingly, are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of June 30, 2009, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of A- and weighted average life of 5.4 years at June 30, 2009. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regard to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of June 30, 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the six months ended June 30, 2009 and the year ended December 31, 2008. Ambac Assurance received premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $2,640 and $2,880 for the six months ended June 30, 2009 and 2008, respectively. Ambac also received fees for providing other services amounting to $108 and $112 for the six months ended June 30, 2009 and 2008, respectively.

Derivative contracts are provided by Ambac Financial Services. Consistent with other non-hedging derivatives, Ambac Financial Services account for these contracts on a trade date basis at fair value. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” on Ambac’s Consolidated Statements of Operations. Ambac Financial Services received $1,150 and $16,088 for the six months ended June 30, 2009 and 2008, respectively, under these derivative contracts. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10 Fair Value Measurements.

Ambac has elected to account for its equity interest in the QSPEs at fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, effective January 1, 2008. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ABP Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings at January 1, 2008 as a

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

result of the re-measurement to fair value. At June 30, 2009 the fair value of the QSPEs is $13,387 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three and six months ended June 30, 2009 is ($360) and ($902), respectively, and is included within Other Income on the Consolidated Statements of Operations.

(8)	Stockholders’ Equity

Effective January 1, 2009, Ambac adopted the provisions of SFAS 160, “Non-controlling Interest in Consolidated Financial Statements.” Certain provisions of this statement are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, Ambac reclassified noncontrolling interests in the amount of $693,187 into the equity section of the December 31, 2008 consolidated balance sheets. Included in non-controlling interests are the preferred stock of Ambac Assurance. In the first six months of 2009, Ambac Assurance sold an additional $100,000 of preferred stock, bringing the total to $800,000 (32,000 shares of preferred stock). Also, through July 2009, Ambac Assurance retired 5,589 shares of preferred stock for $11,178; 4,686 of these shares were acquired in connection with a CDO commutation in July 2009.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment of and for the three and six month periods ended June 30, 2009 and 2008:

Three months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
2009:
Revenues:
Unaffiliated customers	$(321,780)	$(184,652)	$32,000	$—	$(474,432)
Inter-segment	6,854	(6,082)	—	(772)	—

Total revenues	$(314,926)	$(190,734)	$32,000	$(772)	$(474,432)

Income before income taxes:
Unaffiliated customers	$(1,603,918)	$(196,504)	$5,500	$—	$(1,794,922)
Inter-segment	6,853	(6,209)	—	(644)	—

Total income before income taxes	$(1,597,065)	$(202,713)	$5,500	$(644)	$(1,794,922)

Total assets	$16,328,512	$3,743,508	$(26,855)	$—	$20,045,165

2008:
Revenues:
Unaffiliated customers	$1,433,752	$(102,967)	$1,037	$—	$1,331,822
Inter-segment	2,452	(2,413)	54,735	(54,774)	—

Total revenues	$1,436,204	$(105,380)	$55,772	$(54,774)	$1,331,822

Income before income taxes:
Unaffiliated customers	$1,707,712	$(164,178)	$(36,151)	$—	$1,507,383
Inter-segment	6,090	(4,270)	54,535	(56,355)	—

Total income before income taxes	$1,713,802	$(168,448)	$18,384	$(56,355)	$1,507,383

Total assets	$15,441,854	$7,268,037	$165,190	$—	$22,875,081

Six months ended June 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
2009:
Revenues:
Unaffiliated customers	$779,971	$(157,131)	$32,249	$—	$655,089
Inter-segment	15,435	(14,571)	359	(1,223)	—

Total revenues	$795,406	$(171,702)	$32,608	$(1,223)	$655,089

Income before income taxes:
Unaffiliated customers	$(1,301,381)	$(185,723)	$(28,118)	$—	$(1,515,222)
Inter-segment	15,434	(14,967)	359	(826)	—

Total income before income taxes	$(1,285,947)	$(200,690)	$(27,759)	$(826)	$(1,515,222)

Total assets	$16,328,512	$3,743,508	$(26,855)	$—	$20,045,165

2008:
Revenues:
Unaffiliated customers	$66,733	$(299,414)	$1,864	$—	$(230,817)
Inter-segment	7,176	(7,008)	109,444	(109,612)	—

Total revenues	$73,909	$(306,422)	$111,308	$(109,612)	$(230,817)

Income before income taxes:
Unaffiliated customers	$(754,528)	$(453,017)	$(75,777)	$—	$(1,283,322)
Inter-segment	14,452	(10,874)	107,713	(111,291)	—

Total income before income taxes	$(740,076)	$(463,891)	$31,936	$(111,291)	$(1,283,322)

Total assets	$15,441,854	$7,268,037	$165,190	$—	$22,875,081

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(133,013)	$129,793	$(11,565)	$85,186	$279,285	$887,746
United Kingdom	27,129	20,091	(3,845)	18,716	17,388	4,316
Other international	(12,536)	27,848	16,373	37,378	28,798	84,553

Total	$(118,420)	$177,732	$963	$141,280	$325,471	$976,615

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(113,320)	$283,564	$1,429,376	$180,620	$418,053	$(640,219)
United Kingdom	16,244	39,808	(5,356)	50,936	35,229	(1,438)
Other international	(60,595)	51,172	122,793	68,931	59,055	(89,927)

Total	$(157,671)	$374,544	$1,546,813	$300,487	$512,337	$(731,584)

(10)	Fair Value Measurements

On January 1, 2008, Ambac adopted the provisions of SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031. As described in Note 6, effective April 1, 2009, Ambac adopted FSP FAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP did not have a significant impact on Ambac’s financial statements.

We reflect Ambac’s own creditworthiness in the fair value of financial instruments by increasing the discount rate used by observable credit spreads on Ambac Assurance.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities	$8,685,953	$8,685,953	$8,537,676	$8,537,676
Fixed income securities pledged as collateral	180,375	180,375	286,853	286,853
Short-term investments	1,062,072	1,062,072	1,454,229	1,454,229
Other investments	754	754	14,059	14,059
Cash	1,130,259	1,130,259	107,811	107,811
Loans	581,463	582,761	798,848	971,795
Derivative assets	1,550,781	1,550,781	2,187,214	2,187,214
Other assets	13,387	13,387	14,290	14,290

Financial liabilities:
Obligations under investment, repurchase and payment agreements	1,708,119	1,599,436	3,357,835	3,377,318
Long-term debt	3,640,243	2,409,486	1,868,690	626,301
Derivative liabilities	7,608,133	7,608,133	10,089,895	10,089,895
Liability for net financial guarantees written	5,786,320	3,767,257	4,270,758	4,489,014

Fair value Hierarchy:

SFAS 157 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with SFAS 157, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, money market funds and mutual funds.

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include fixed income securities representing municipal, asset-backed and corporate obligations, most interest rate and currency swap derivatives, total return swaps, certain credit derivative contracts and long-term debt of certain variable interest entities consolidated under FIN 46(R).

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain interest rate swaps contracts which are not referenced to commonly quoted interest rates, the Company’s equity interest in QSPEs, loan receivables of certain variable interest entities consolidated under FIN46(R), investments in certain fixed income securities and long-term debt of certain variable interest entities consolidated under FIN 46(R) for which quoted prices are not available and valuation models require significant Company based assumptions.

Notes to Unaudited Consolidated Financial Statements

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative, instruments, loans receivable by and debt instruments issued by variable interest entities consolidated under FIN 46(R) and equity interests in QSPEs.

Fixed Income Securities:

The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At June 30, 2009, approximately 9%, 78% and 2% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 11% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs,

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under SFAS 157, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $13,362,147 and $10,246,697 at June 30, 2009 and December 31, 2008, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party quotes were used in the determination of CDS fair values related to transactions representing 72% of CDS net par outstanding and 73% of the CDS derivative liability as of June 30, 2009.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 28% of CDS net par outstanding and 27% of the CDS derivative liability as of June 30, 2009.

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

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all originally underwritten with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees cannot be observed in the market through new transactions, secondary market transactions or by other means as there have been no such transactions. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (relative change ratio) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 basis points currently less the 20 basis points we received at inception) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point hypothetical CDS fee increase in our model (35% of 100 basis points reference obligation spread, or 35 basis points currently, less the 20 basis points contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the percentage of reference obligation spread captured in the CDS fee (or relative change ratio) are based on rating agency probability of default percentages determined by management to be appropriate for the relevant asset type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given asset class, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the six months ended June 30, 2009 and 2008. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit Ambac Assurance and its competitors from transacting this product going forward.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses and settlements paid on written credit derivative contracts and (iv) paid losses and settlements recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $53,111,202 and $56,801,198 at June 30, 2009 and December 31, 2008, respectively. Refer to Note 4 to the Unaudited Consolidated Financial Statements for additional disclosures about Ambac’s credit derivative positions and results.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 10 on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) prepaid reinsurance, net of ceding commissions; and (ii) reinsurance recoverables on losses.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect to the discount rate, SFAS 157 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of June 30, 2009 and December 31, 2008 was 2,517 and 1,687 basis points, respectively. Refer to Note 3, Loss and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

There are a number of factors that limit our ability to accurately estimate the fair value of our financial guarantees. The first limitation is the lack of observable pricing data points as a result of the current disruption in the credit markets and recent rating agency actions, both of which have significantly limited the amount of new financial guarantee business written by Ambac. Additionally, the fair value cost to completely transfer its obligation to another party of comparable credit worthiness. However, our primary insurance obligation is irrevocable and thus there is no established active market for transferring such obligations. Finally, as a result of the breadth, volume and geographic diversification of our financial guarantee exposures, we may need to enhance our model to more accurately incorporate other key variables that may influence the fair value estimate. Variables which are not incorporated in our current fair value estimate of financial guarantees include the credit spreads of the underlying insured obligations, the underlying ratings of those insured obligations and assumptions about current financial guarantee premium levels relative to the underlying insured obligations’ credit spreads.

Long-term Debt:

The fair value of debentures classified as long-term debt is based on quoted market prices. Debt instruments issued by variable interest entities that Ambac consolidates as required by FIN 46(R) are included in long-term debt on the balance sheet and reported at fair value. The fair values of VIE debt instruments are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on estimates of the fair values of financial assets available to fund the debt service, including amounts due under financial guarantee policies provided by Ambac Assurance.

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in QSPEs (included in Other assets), Loans and Obligations under investment, repurchase and payment agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of June 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2009
Financial assets:
Fixed income securities	$183,224	$8,259,131	$243,598	$8,685,953
Fixed income securities, pledged as collateral	126,016	54,359	—	180,375
Short-term investments	1,062,072	—	—	1,062,072
Other investments	—	654	—	654
Cash	1,130,259	—	—	1,130,259
Loans	—	—	231,256	231,256
Derivative assets	—	1,092,103	458,678	1,550,781
Other assets	—	—	13,387	13,387
Total financial assets	2,501,571	9,406,247	946,919	12,854,737
Financial liabilities:
Derivative liabilities	2,255	560,201	7,045,677	7,608,133
Long-term debt	—	1,407,653	408,008	1,815,661
Total financial liabilities	2,255	1,967,854	7,453,685	9,423,794

	Level 1	Level 2	Level 3	Total
December 31, 2008
Financial assets:
Fixed income securities	$183,826	$8,270,397	$83,453	$8,537,676
Fixed income securities, pledged as collateral	129,694	157,159	—	286,853
Short-term investments	1,454,229	—	—	1,454,229
Other investments(1)	4,059	—	—	4,059
Cash	107,811	—	—	107,811
Derivative assets	—	1,684,141	503,073	2,187,214
Other assets	—	—	14,290	14,290
Total financial assets	1,879,619	10,111,697	600,816	12,592,132
Financial liabilities:
Derivative liabilities	—	1,555,412	8,534,483	10,089,895
Total financial liabilities	—	1,555,412	8,534,483	10,089,895

(1)	Excludes a $10,000 investment which is carried in the Consolidated Balance Sheet at cost.

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2009 and 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Level- 3 financial assets and liabilities accounted for at fair value

Three Months ended June 30, 2009	Investments	Loans	Other Assets	Derivatives	Long Term Debt	Total
Balance, beginning of period	$113,720	$—	$13,748	$(6,519,564)	$—	$(6,392,096)
Total gains/(losses) (realized and unrealized):
Included in earnings	(48)		(361)	(39,046)		(39,455)
Included in other comprehensive income	11,832		—	—		11,832
Purchases, issuances and settlements	(732)		—	(28,389)		(29,121)
Additions for consolidated VIEs	124,154	231,256			(408,008)	(52,598)
Transfers in and/or out of Level 3	(5,328)		—	—		(5,328)

Balance, end of period	$243,598	$231,256	$13,387	$(6,586,999)	$(408,008)	$(6,506,766)

Six Months ended June 30, 2009	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$83,453	$—	$14,290	$(8,031,410)	$—	$(7,933,667)
Total gains/(losses) (realized and unrealized):
Included in earnings	109		(903)	1,490,934		1,490,140
Included in other comprehensive income	11,216		—	—		11,216
Purchases, issuances and settlements	(3,449)		—	(46,523)		(49,972)
Additions for consolidated VIEs	124,154	231,256			(408,008)	(52,598)
Transfers in and/or out of Level 3	28,115		—	—		28,115

Balance, end of period	$243,598	$231,256	$13,387	$(6,586,999)	$(408,008)	$(6,506,766)

Three Months ended June 30, 2008	Other Assets	Derivatives	Total
Balance, beginning of period	$14,871	$(7,542,651)	$(7,527,780)
Total gains/(losses) (realized and unrealized):
Included in earnings	(222)	952,647	952,425
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	(60,532)	(60,532)
Transfers in and/or out of Level 3	—	—	—

Balance, end of period	$14,649	$(6,650,536)	$(6,635,887)

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Six Months ended June 30, 2008	Other Assets	Derivatives	Total
Balance, beginning of period	$14,307	$(5,766,041)	$(5,751,734)
Total gains/(losses)(realized and unrealized):
Included in earnings	342	(801,672)	(801,330)
Included in other comprehensive income	—	—	—
Purchases, issuances and settlements	—	(82,823)	(82,823)
Transfers in and/or out of Level 3	—	—	—

Balance, end of period	$14,649	$(6,650,536)	$(6,635,887)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All invested assets that have internally modeled fair values have been classified as Level 3 as of June 30, 2009 and December 31, 2008. Other assets included in Level 3 represent the Company’s equity interest in QSPE’s, which we elected to carry at fair value under SFAS 159 effective January 1, 2008.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and six months ended June 30, 2009 and 2008 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative	Derivative products revenues	Other income
Three Months ended June 30, 2009
Total gains or losses included in earnings for the period	$(48)	$9,558	$(8,808)	$(39,796)	$(361)
Gains or losses relating to the assets and liabilities still held at the reporting date	(48)	9,395	(8,986)	(24,869)	(361)

Six Months ended June 30, 2009
Total gains or losses included in earnings for the period	$109	$20,845	$1,526,563	$(56,474)	$(903)
Gains or losses relating to the assets and liabilities still held at the reporting date	109	20,342	1,500,682	(41,291)	(903)

Three Months ended June 30, 2008
Total gains or losses included in earnings for the period	$—	$15,465	$962,374	$(25,192)	$(222)
Gains or losses relating to the assets and liabilities still held at the reporting date	—	15,358	962,374	(24,264)	(222)

Six Months ended June 30, 2008
Total gains or losses included in earnings for the period	$—	$31,710	$(760,664)	$(72,718)	$342
Gains or losses relating to the assets and liabilities still held at the reporting date	—	31,488	(760,664)	(68,049)	342

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(11)	Commitments and Contingencies

Ambac Financial Group, Inc, and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s securities from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s Directly-Issued Subordinated Capital Securities (“DISCS”), issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On July 14, 2009, the court entered an order that provided that the pending motion to dismiss was deemed withdrawn without prejudice to re-filing.

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

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009, defendants moved to dismiss the amended complaint; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the notion to intervene was denied, plaintiffs in the Delaware action have appealed that decision; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”) Stockton, California (“Stockton”), Oakland and Sacramento, California, the City and County of San Francisco, and the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and the Sacramento Municipal Utility District. Ambac Assurance has also been named as a defendant in the lawsuits filed by the City of Sacramento, California, the City of Los Angeles Department of Water and Power and the Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles, Stockton, and the Counties of San Diego, San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. These plaintiffs allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the plaintiffs of competition in the awarding of GICs and Derivative Products and ultimately resulting in the plaintiffs paying higher fees for these products. Plaintiffs in these actions are to file amended complaints on or before September 15, 2009. Plaintiffs’ counsel in these actions recently stated that they intend to file additional complaints on behalf of the City of Riverside, the Sacramento Municipal Utility District and the Los Angeles Airport Authority; it is expected that these new lawsuits will make allegations similar to those in the already-filed lawsuits. It is not known whether Ambac will be named as a defendant in any of the amended or additional complaints.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac Assurance and Ambac Financial Services, LLC (“AFS”) have been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand bonds (“VRDBs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDBs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Service, LLC (“AFS”) with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guaranty insurance policy and that this alleged inability to perform has cost New Orleans additional interest costs on the bonds and (2) AFS improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

In addition to the lawsuits described above, Ambac has also been named in lawsuits brought by (or threatened by) issuers of Ambac-insured auction rate securities (“ARS”) and variable rate demand bonds (“VRDBs”) which, in some cases, hedged their floating rate liabilities through the use of interest rate swaps. These issuers allege, inter alia, that they incurred increased interest costs in respect of their ARS, VRDBs and/or interest rate swaps as a result of the deterioration of Ambac Assurance’s financial condition and financial strength ratings and/or misrepresentations by Ambac with respect to its financial position and exposures to mortgage backed securities and collateralized debt obligations.

Two issuers/obligors in transactions insured by Ambac Assurance have threatened to initiate lawsuits against Ambac Assurance and affiliates and subsidiaries thereof unless Ambac accedes to settlement demands made by the issuers/obligors. In one instance, an issuer of VRDOs which were insured by Ambac Assurance and with respect to which AFS entered into an interest rate swap agreement claims that it was improperly advised by its financial advisor to enter into the VRDO/swap financing and that Ambac (1) colluded with the financial advisor to induce the issuer to enter into the VRDO/swap transaction with Ambac Assurance and AFS, (2) made payments to the financial advisor in order to obtain the bond insurance and swap business with the issuer, (3) failed to disclose to the issuer the extent of its exposure to CDOs and RMBS and its financial condition and (4) as a result of the foregoing, the debt service costs incurred by the issuer in respect of the VRDO/swap transaction have been substantially higher than it expected. The second threatened litigation relates to a claim by the obligor of an Ambac Assurance-insured transaction that it is entitled to a refund of certain premium amounts paid by it prior to the termination of Ambac Assurance’s financial guaranty insurance policy. Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Attorney General”) with respect to the Attorney General’s investigation into municipal bond rating practices employed by the Rating Agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Attorney General has sought information with respect to communications between the Rating Agencies and the financial guaranty insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California dated December 15, 2008, which similarly appear directed toward the

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

alleged disparity in the credit ratings assigned to municipal bonds and corporate bonds, with particular focus on municipal bonds issued by the State of California and its related issuers. The California Attorney General has sought, among other things, documents relating to Ambac’s insurance of California general obligation bonds, as well as documents relating to the methodology that Ambac employs in determining whether to insure corporate and municipal bonds.

Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac to a West Virginia governmental entity or for which Ambac submitted a bid or offer that was not the winning bid.

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

(12)	Future Application of Accounting Standards

In May 2009, the FASB issued SFAS 165 “Subsequent Events”. SFAS 165 establishes principles and requirements for subsequent events. SFAS 165 applies to accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (“GAAP”). Among other things, SFAS 165 sets forth a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statement; b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim and annual financial periods ending after June 15, 2009, and shall be applied prospectively. Ambac adopted SFAS 165 in the quarter ending June 30, 2009. The date through which subsequent events have been evaluated was August 10, 2009 for the quarter ended June 30, 2009, the same date on which Ambac’s financial statements were issued.

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140”. Among other things, SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS 140 and removes the exception from applying Interpretation 46(R), to variable interest entities that are QSPEs. SFAS 166 establishes certain conditions for reporting a transfer of a portion (or portions) of a financial asset as a sale. SFAS 166 clarifies the isolation analysis to ensure that the financial asset has been put beyond the reach of the transferor, any of its consolidated affiliates (that are not entities designed to make remote the possibility that they would enter bankruptcy or other receivership) included in the financial statements being presented, and its creditors. SFAS 166 requires that a transferor recognizes and initially measures at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or a group of financial assets accounted for as a sale.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

SFAS 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. Additionally, on or after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”, are required only for periods after the effective date. Comparative information for disclosures previously required by FSP FAS 140-4 and FIN 46(R)-8 that are also required by SFAS 166 shall be presented.

Ambac will adopt the provisions of SFAS 166 effective January 1, 2010. The adoption of SFAS 166 will require Ambac to consolidate certain Ambac sponsored special purpose entities that were not consolidated previously due to the QSPE status of these entities. In addition, Ambac is currently evaluating other implications of SFAS 166 on its financial statements.

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)”. Among other things, SFAS 167 amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 will eliminate the quantitative approach required under Interpretation 46(R) to determine the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

Also, SFAS 167 will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Currently, Interpretation 46(R) requires reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.

SFAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”, are required only for periods after the effective date. Comparative information for disclosures previously required by FSP FAS 140-4 and FIN 46(R)-8 that are also required by SFAS 167 shall be presented.

A reporting enterprise may be required to consolidate or deconsolidate an entity as a result of the initial application of SFAS 167. The cumulative-effect of initially applying SFAS 167 will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. SFAS 167 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. Ambac will adopt the provisions of SFAS 167 effective January 1, 2010 and is currently evaluating the implications of SFAS 167 on its financial statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

In June 2009, the FASB issued SFAS 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS 168 applies to financial statements of nongovernmental entities that are presented in conformity with GAAP. On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). Pursuant to SFAS 168, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. Ambac will adopt the provisions of SFAS 168 effective third quarter ending September 30, 2009. The adoption of SFAS 168 would require Ambac to modify its disclosures related to references to source of authoritative U.S. GAAP applied and will not expect to affect Ambac’s financial condition, results of operations or cash flows.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) Ambac’s available liquidity is currently insufficient to fund its needs beyond the near term and failure to successfully execute on its current strategies could result in it running out of liquidity; (2) as a result of Ambac Assurance’s deteriorating financial condition, regulators could commence delinquency proceedings; (3) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (4) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (5) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (6) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (7) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (8) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (9) inadequacy of reserves established for losses and loss expenses; (10) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (11) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (12) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (13) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (14) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (15) risks relating to the postponement of launching Everspan Financial Guarantee Corp.; (16) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (17) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (18) legislative and regulatory

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

developments, including the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and other similar programs; (19) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under SFAS 133, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of SFAS 163, which, among other things, introduces volatility in the recognition of premium earnings and losses; (21) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) operational risks, including with respect to internal processes, risk models, systems and employees; (23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (25) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (26) changes in tax laws; (27) other factors described in the Risk Factors section in Part I, Item 1A of the 2008 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (28) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC and with a negative outlook by Standard & Poor’s Ratings Service, a division of the McGraw-Hill Companies, Inc. (“S&P”), and Ca, with a negative outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac has historically provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded in July 2009 by Moody’s to Caa2, with a developing outlook, and by S&P to CC and a developing outlook. As a result of rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance and its operating subsidiaries have been able to originate only a de minimis amount of new financial guarantee business since November 2007 and none in 2009.

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

As an alternative to financial guarantee insurance, credit protection was provided by Ambac Credit Products LLC (“Ambac Credit Products” or “ACP”), a subsidiary of Ambac Assurance, in credit derivative format. Ambac Assurance insures the obligations of Ambac Credit Products under these transactions. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. In 2008, Ambac decided to discontinue the execution of credit enhancement transactions in credit default swap format. However, Ambac may execute restructuring or hedging transactions in derivative format for purposes of mitigating losses and/or improving our position relative to existing credit exposures. See “Quantitative and Qualitative Disclosures About Market Risk” located in Item 3 of this Form 10-Q for further information about credit derivatives.

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. The obligations of the various subsidiaries which write the financial services business are insured by Ambac Assurance. In 2008, Ambac decided to discontinue writing new business in its Financial Services segment. The interest rate swap and investment agreement businesses are being run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; the ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult. Such hedging transactions may include execution of swaps or other derivative instruments for the purpose of re-hedging risks inherent in the investment agreement business and the interest rate and currency swap business.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, in the 2008 Form 10-K filed with the SEC on March 16, 2009 and Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 18, 2009.

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

each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection efforts could cause an increase in the delinquency and potential default of the underlying obligation.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Historically, Ambac has not ceded large percentages of outstanding exposures to our reinsurers; therefore, reinsurance recoveries have not had a significant effect on loss reserve volatility. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits at June 30, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Defaulted credits	61	$16,905	$1,777
All other credits	127	15,266	1,937

Totals	188	$32,171	$3,714

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

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers principally into three broad credit risk classes: prime, mid-prime (including alt-A, interest only, and negative amortization and sub-prime). Prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient with regard to credit history or ability to repay these loans. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The mid-prime category includes

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

securitization collateralized with loans backed by borrowers who typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

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

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures at June 30, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves(1)
Second-lien	41	$8,642	$1,313
Mid-prime	64	8,298	1,630
Sub-prime	13	2,007	240
Other	8	324	28

Totals	126	$19,271	$3,211

(1)	Includes allowance for reinsurance recoverables.

RMBS transaction-specific behavior is analyzed on a risk-priority basis. We employ a screening tool to identify the first loss constant default rate (“CDR”) that would result in a claim to Ambac’s policy, as well as other adverse credit data that may result in deterioration. A higher first loss CDR, for example, indicates a transaction can sustain higher default rates in the underlying collateral pool before resulting in a claim to Ambac’s policy versus a comparable transaction with a lower first loss CDR. Transactions that demonstrate a declining first loss CDR or are experiencing growing delinquencies and increasing loss severities are identified as underperforming. For underperforming transactions, historical collateral performance is obtained and future collateral performance and cash flows are projected and evaluated. These underperforming transactions are then included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Second-Lien

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

Prepayment Rates

Throughout 2008 and the first half of 2009, we saw voluntary prepayments decline below expected levels. There are several primary drivers of the trend: negative housing price appreciation, an impaired mortgage market and borrowers lacking the financial means to prepay balances. We believe that these factors will not be ameliorated in the foreseeable future and thus we project these trends into the future. This view translates into projected prepayment rates falling by about 0 to 1 percentage points compared to previous quarters for total projected prepayment rates, generally in the range of 2% to 4%.

Initial Delinquencies

Whereas prepayments declined in 2008, initial delinquencies consistently exceeded expectations, climbing throughout 2008 and first half of 2009. This backdrop shapes our assumption that initial delinquencies will rise from .50% to 1% while total initial delinquencies are projected to start from about 2% to over 7%. In several cases where the recent data indicates continued deterioration and collateral is considered to be vulnerable from the perspective of borrower quality, geography and CLTV, we project initial delinquencies will increase further by .50%. In no cases have we projected any decrease.

Loss Severity

Prior to 2009 we established a maximum of 100% loss severity for mortgages that are collateral for the structures. Recently, we have observed increases in severity as carrying costs were combined with complete write-offs of outstanding loans. As such, we have increased projected loss severities to range between 100% and 107%.

Borrower Default burnout

We assume that defaults remain near present levels throughout 2009. Thereafter, we assume that the rate of mortgage defaults will decline by 50% over a six month period beginning in September 2010. We assume that the distressed default levels will begin to abate once housing prices stabilize. We analyzed implied housing futures prices as an indication of market expectations for the timing of that event and the assumed six month decline reflects a reversion to longer term housing price appreciation trends that were evident prior to both the steep national housing price increases and the subsequent correction.

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. Certain second-lien transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor performance include (i) increased levels of early payment defaults, (ii) the increased pace of delinquency migration through ultimate charge-off, (iii) the increased pace of other credit enhancements such as subordination or over collateralization being written down and (iv) the rapid unwinding of other credit protections inherent in the transaction structure. After a forensic exercise in which we examine loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the originator for repurchase. For purposes of sizing loss reserves, we take account only of loans as to which there is an established, material breach of representations and warranties. Management reviewed and evaluated the results of the consultants’ examination in order to estimate subrogation recoveries.

Ambac has updated its estimated subrogation recoveries from $859.5 million at December 31, 2008 to $1,162.1 million at June 30, 2009. The estimated subrogation recoveries are transaction specific and based upon the re-underwriting of a sample of the mortgage loans collateralizing insured transactions

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

that have experienced credit deterioration. These estimated recoveries are based on identified breaches of transaction specific representations and warranties that we have already discovered as a result of actual loan file examinations. As of December 31 2008, 8,500 loans out of an aggregate 176,000 loans in eleven transactions had been examined. During the six months an additional 4,300 loans were examined, bringing the total number of loans examined to over 12,800. Estimated recoveries for ten of the transactions, amounting to $877.5 million, were based on only those loans that were examined which had substantiated breaches, without extrapolation to the remaining mortgages in the loan pool. Estimated recoveries for the remaining one transaction, amounting to $284.6 million, was based on a statistical random sample of, and subsequent extrapolation to, the respective loan pool which was necessary as a result of the sponsor providing limited access to its loan files. For all eleven transactions we assumed recovery in 2011, discounted at a risk-free rate of 1.08%. We have assumed this recovery period based upon our prior experience in collecting similar recoveries. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings.

We have performed the above-mentioned, detailed examinations on a variety of second lien transactions that have experienced exceptionally poor performance. However, the estimated recoveries we have recorded to date have been limited to only those transactions whose sponsors (or their successors) are global financial institutions, all of which carry a single-A rating or better from a nationally recognized statistical rating organization. Each of these sponsors (or successors) who are responsible for honoring the identified breaches we found has significant financial resources and an ongoing interest in mortgage finance. Additionally, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors).

First-Lien:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Though decreasing in the past several months, we continue to witness a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming exposures in this segment of our portfolio by analyzing the trend of late stage delinquencies (90+ day delinquencies, foreclosures, bankruptcies, and REO categories). In addition, we assess the amount of credit support available below our senior position to determine our internal rating. Our loss estimates for this segment of our insured portfolio use a roll-rate approach which is based on a loss timing curve to project lifetime mortgage defaults. As a result of the rapid deterioration of the collateral underlying these transactions, we accelerated the timing of defaults in the first six months of 2009, relative to the 2008 analysis.

The second quarter 2009 assumptions used include severity assumptions of 45% for alt-A and interest-only exposures and 50% for the negative amortization securitization. Sub-prime exposures were modeled assuming lifetime loss severities of 60%. Prepayment rates have been consistently low across all subsectors for several months. At this time, we see no prospect of the underlying conditions for low prepayments changing and we therefore assume a 2-3% lifetime rate, based on the last three months’ history. These inputs are run through our cash flow model to arrive at a collateral cumulative loss assumption and a future value claim estimate for each insured bond.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS – Reasonable Possible Additional Losses

It is possible that our loss estimate assumptions for the securities discussed above could be materially higher as a result of continued deterioration in housing prices; the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market. In other words, we believe that it is possible that the loss pattern for transactions for second-lien and mid-prime RMBS can be more severe and prolonged than we estimated. Additionally, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions either: i) fail to honor their obligations to repurchase the mortgage loans; ii) successfully dispute our breach findings; or iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

For second-lien mortgage credits for which we have an estimate of expected loss at June 30, 2009, the reasonably possible increase in loss reserves could be approximately $1,835 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary CPR decreases by 1 to 2 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases .25% to 2% (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 2 to 4 percent. The mid-prime, negative amortization and interest only MBS credits for which we have an estimate of expected losses at June 30, 2009 have a reasonably possible increase in loss reserves of approximately $472 million. The reasonably possible scenario for these types of collateral assume that a greater proportion of cumulative losses (between 76% to 82%) occur in the first 100 months of the transaction.

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

Generally, severity assumptions are established within our loss reserve for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the June 30, 2009 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond types that are presently included within our loss reserves.

$ in millions Category	Net par outstanding	Loss Reserves at 6/30/09	Increase in Reserve Estimate
Transportation	$2,146	$142	$56
Health care	$660	$13	$34

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. SFAS 157, Fair Value Measurements requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 52% of our assets and approximately 34% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, in the current market environment, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value. Refer to Note 10 to the Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 3 fair value category.

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

value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Effective April 1, 2009, Ambac adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities. Beginning with the quarter ended June 30, 2009, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that the entire amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac uses the single most likely cash flow scenario in the assessment and measurement of credit impairments. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or upon last impairment. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve since the date of acquisition or last impairment. Prior to April 1, 2009, if a decline in the fair value of an available-for-sale security was judged to be other-than-temporary for any reason, including due to the existence of an expected credit loss when management did not intend to sell and the Company had the ability to hold the security until recovery, a charge was recorded in net realized losses equal to the full amount of the difference between the fair value and amortized cost basis of the security. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent and ability to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

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

As described in Note 10 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered credit downgrades. Ambac’s 23 CDO of ABS transactions had an average internal rating of BIG and an average tenor of 19.9 years at June 30, 2009. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 37% at transaction inception to 85% as of June 30, 2009. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our credit default swap (“CDS”) portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of June 30, 2009, Ambac’s derivative liability balance would increase by $467 million. In addition to the CDO of ABS transactions, three other credit derivative transactions have been downgraded to below investment grade as of June 30, 2009 resulting in an average relative change ratio of 73%. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through June 30, 2009 and as such adjustments to the relative change ratio have not been material. Excluding CDO of ABS and the additional below investment grade credits described above, downgrades have occurred in CDS transactions representing approximately 57% of par outstanding. The average rating for these transactions was A+ as of June 30, 2009.

Ambac’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses. We believe our model’s primary strength is that it maximizes the use of market-driven

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

inputs, and most importantly, its use of market-based fair values of the underlying reference obligations and discount rate utilized. Ambac employs a three-level hierarchy for obtaining reference obligation fair values used in the model as follows: (i) broker quotes on the reference obligation, (ii) broker quotes on a subordinate obligation within the same capital structure as the reference obligation and (iii) proxy spreads from similarly structured deals or other market proxies. We believe using this type of approach is preferable to other models which may emphasize modeled expected losses or which rely more heavily on the use of market indices that may not be reflective of the underlying reference obligation. Another strength is that our model is relatively easy to understand, which increases its transparency.

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of such quotes, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended June 30, 2009, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values particularly with the current dislocation in the credit markets.

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

taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets, we would record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Ambac’s credit default swaps (“CDS”) portfolios have continued to experience significant losses. A portion of those losses either generated net operating loss carry forwards or are only tax deductible upon realization, generating a significant deferred tax asset. In addition, Ambac has set up additional reserves for insurance losses which become deductible upon default of the referenced credit. As of June 30, 2009 Ambac’s gross deferred tax asset is made up predominantly of the following components: credit default swaps of $1,038 million, losses on financial guarantee products of $687 million, net operating loss carry forwards of $1,514 million and unrealized losses on securities of approximately $840 million, resulting in an overall gross deferred tax asset of $4,111 million. As a result of this continuing adverse loss development and the related impact on projecting future net cash flows, Ambac established a full valuation allowance of $3,319 million on the ordinary portion of its deferred tax asset at June 30, 2009. The capital loss portion of its deferred tax asset is comprised of $686 million relating to securities that Ambac has the intent to sell and $154 million relating to SFAS No. 115 securities for which management has the intent and ability to hold such securities to maturity. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to the securities that Ambac intends to sell and has set up a full valuation allowance against this portion. No valuation allowance is needed on the SFAS No. 115 portion of the deferred tax asset as Ambac has both the intent and ability to hold these securities until recovery. It is reasonably possible that the intent and ability to hold may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against the SFAS 115 portion of the deferred tax asset.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis.

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2009 and December 31, 2008:

(Dollars in billions)	June 30, 2009	December 31, 2008
Public Finance	$229.8	$238.2
Structured Finance	127.4	140.4
International Finance	54.6	55.7

Total net par outstanding	$411.8	$434.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2009 and December 31, 2008 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2009 and December 31, 2008. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	June 30, 2009	December 31, 2008
AAA	4%	7%
AA	22	22
A	41	41
BBB	20	21
BIG	13	9

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	June 30, 2009	December 31, 2008
(Dollars in millions)
Public Finance:
Transportation	$1,108	$1,152
Health care	311	329
Tax-backed	269	283
General obligation	204	215
Other	585	552

Total Public Finance	2,477	2,531

Structured Finance:
CDO of ABS > 25% RMBS	24,686	22,020
Mortgage-backed and home equity - second lien	8,445	8,295
Mortgage-backed and home equity - mid-prime	9,144	4,639
Mortgage-backed and home equity – sub prime	3,188	1,098
Auto Rentals	1,143	—
Student loans	697	859
Enhanced equipment trust certificates	649	663
Investor-owned utilities	44	44
Mortgage-backed and home equity – other	329	416
Other CDOs	301	21
Other	1,877	1,855

Total Structured Finance	50,503	39,910

International Finance:
Airports	1,048	—
Other	663	139

Total International Finance	1,711	139

Grand Total	$54,691	$42,580

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of RMBS and CDO collateral within high-grade CDO of ABS transactions. The increase in mortgage-backed and home equity below investment grade exposures is the result of continued credit impairment, primarily in the mid-prime first-lien and subprime credits. The increase in Auto Rentals below investment grade exposures is the result of decreased rental revenues due to a general decline in travel, as well as significant exposure to US automobile manufacturers. In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $15.1 billion at June 30, 2009. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 58% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $15.1 billion of commitments outstanding at June 30, 2009 do not necessarily reflect actual future amounts.

Residential Mortgage-Backed Securities Exposure:

RMBS portfolio exposures included in financial guarantee insurance portfolio

Structured Finance includes exposure to sub-prime and mid-prime residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, and, to a lesser extent, guarantees of bank sponsored multi-seller conduits that contain RMBS in their collateral pool.

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

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At June 30, 2009
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$184.1	$826.3	$57.5
2002	256.0	861.4	27.0
2003	56.7	1,843.7	50.2
2004	1,874.7	642.7	1,047.3
2005	1,731.4	1,252.0	3,347.3
2006	4,749.3	938.2	2,950.4
2007	4,851.9	550.7	4,177.2

Total	$13,704.1	$6,915.0	$11,656.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Total Net Par Outstanding At June 30, 2009
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime(1)
% of Total MBS Portfolio	35.8%	18.0%	30.4%

	Percent of Related RMBS Transactions’ Net Par At June 30, 2009
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime(1)
AAA	0%	5%	5%
AA	<.1%	4%	8%
A	4%	21%	6%
BBB(3)	35%	24%	2%
Below investment grade(3)	61%	46%	79%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2009, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions.

RMBS exposure in collateralized debt obligations

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 25 transactions which are not “pay-as-you-go”, with a combined notional of approximately $3.0 billion and a net liability fair value of $115 million as of June 30, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

None of our outstanding credit derivative transactions include contractual ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of June 30, 2009:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
CDO of ABS > 25% MBS	$22.8	44%
High yield Corporate (CLO)	22.2	43%
CDO of ABS < 25% MBS	2.8	5%
Market value CDOs	1.7	3%
Other	2.3	5%

Total	$51.8	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$10.0	19%
AA	13.9	27%
A	3.0	6%
BBB	2.3	4%
Below investment grade	22.6	44%

Total	$51.8	100%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the Other CDO section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of June 30, 2009:

Ambac Rating(1)(2)	CDO of ABS	CLO	Other	Total
AAA	—%	40%	48%	23%
AA	—	44	32	22
A	—	8	11	5
BBB	2%	7	8	5
Below investment grade	98%	1	1	45

	100%	100%	100%	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the other commitments section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS by vintage year and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure(1)

		Collateral as % of Deals							Current Subordination Range Below Ambac	Original Subordination Range Below Ambac(5)
Year Insured	Net Par Out- standing(1)	Sub-prime MBS(2)	Other MBS(3)	ABS CDO High- grade	ABS CDO Mezzanine	CDO Other(4)	Other ABS(4)	Total
CDO of ABS
2004	$663	41%	9%	12%	8%	24%	6%	100%	22%	22%
2005	5,857	51%	28%	2%	4%	10%	4%	100%	14-27%	14-22%
2006	9,873	44%	30%	6%	13%	6%	2%	100%	15-29%	14-28%
2007	6,384	46%	31%	4%	11%	2%	5%	100%	15-50%	15-49%

	$22,777
CDO of CDO
2005	$67	6%	<1%	22%	30%	42%	—	100%	61%	50%

	$67
	$22,844

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. This commitment is disclosed in further detail below in “Other CDO Commitments”.
(2)	“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(3)	“Other RMBS”—Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(4)	“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not High-grade CDO of ABS or Mezzanine CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.
(5)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All CDOs of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure(1)(2)(3)

Year Insured	Net Par Outstanding	AAA	AA	A	BBB	BIG	Ambac Rating(4)
CDO of ABS
2004	$663	12%	38%	9%	12%	29%	BIG
2005	5,857	5%	16%	14%	10%	56%	BIG
2006	9,873	2%	7%	6%	6%	79%	BIG
2007	6,384	1%	1%	2%	2%	94%	BIG

	$22,777
CDO of CDO
2005	$67	0%	0%	0%	1%	99%	BIG

	$67
	$22,844

(1)	The ratings set forth above are as of June 30, 2009, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
(2)	Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from any of Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.
(3)	Percentages may not total 100% due to rounding and deminimis amounts of subprime collateral not rated by the Ratings Agencies.
(4)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g., below BBB-).

The table below breaks out the net derivative liability of Ambac’s exposures to CDOs of ABS greater than 25% RMBS, including the $2.9 billion guarantee commitment with respect to CDOs of ABS, by Ambac rating:

CDO of ABS > 25% RMBS Net Derivative Liability by Ambac Rating at June 30, 2009 (in millions):

Ambac rating	Net Derivative Liability
BBB	$75
Below investment grade	5,009

Total	$5,084

All CDO of ABS>25% RMBS transactions, plus the $2.9 billion guarantee commitment discussed below, which are below investment grade (“BIG”), are currently in some stage of loss remediation. The fair values of those BIG transactions are shown in the table above. We believe a reasonable range of potential losses for those transactions is between Ambac’s own estimate of credit impairment and S&P’s estimate of stress case losses. At June 30, 2009, Ambac’s estimate of credit impairment for its CDO of ABS >25% RMBS exposure was $5.3 billion, which represents management’s estimate of expected future claim payments on a present value basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of primarily High Grade and Mezzanine CDO of ABS securities, comprised of underlying CDO and MBS and other securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of June 30, 2009, the gross investment pool balance was $3.7 billion with $0.9 billion of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of June 30, 2009 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment.

The following summarizes certain key characteristics of the underlying investment securities of the other CDO commitments as of June 30, 2009:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.0	28.4%

Mezzanine	2.5	68.1%

Mezzanine CMBS	.1	1.9%

Mezzanine CDO of CDO	.1	1.6%

Total	$3.7	100%

CDO vintage by closing date:(1)
2007		2.4%
2006		12.7%
2005		37.2%
2004 and prior		47.7%

Ratings Distribution of the underlying CDOs(2)	Moody’s	S&P
Aaa/AAA	0%	10.5%
Aa/AA	.6%	3.0%
A/A	4.5%	6.0%
Baa/BBB	2.3%	3.5%
Below investment grade	92.6%	68.5%
Not rated	0%	8.5%

(1)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(2)	The third party ratings set forth above are as of June 30, 2009, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure

Ambac also has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in the “Liquidity and Capital Resources—Balance Sheet” section

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

below which display: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of RMBS by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

Results of Operations

Effective January 1, 2009, Ambac adopted SFAS 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60 Accounting and Reporting by Insurance Enterprises. The new standard clarifies how SFAS 60 applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. As a result, a cumulative effect adjustment of $381.7 million was recorded to reduce the opening balance of retained earnings at January 1, 2009. Refer to Note 3 of the Consolidated Financial Statements in this Form 10-Q for further discussion of the cumulative effect of adopting the standard. Accordingly, the financial guarantee insurance results for net premiums earned, loss and loss expenses and underwriting and operating expenses are not comparable from 2008 to 2009.

Ambac’s diluted (loss) income attributable to common stockholders was ($2,368.8) million, or ($8.24) per share, and $823.1 million, or $2.80 per diluted share, for the three months ended June 30, 2009 and 2008, respectively. Ambac’s diluted loss attributable to common stockholders were ($2,761.0) million, or ($9.60) per share, and ($837.2) million, or ($3.90) per share, for the six months ended June 30, 2009 and 2008, respectively. The financial results for the three and six months ended June 30, 2009 and 2008 were impacted by exposure to residential mortgage backed securities. The second quarter 2009 financial results compared to 2008 were negatively impacted by (i) a higher provision for loss and loss expenses; (ii) higher other than temporary impairment charges in the investment portfolio in both the Financial Guarantee and Financial Services segments; (iii) lower mark-to-market gain on credit derivative exposures; and (iv) lower net earned premiums, partially offset by (i) lower total gross underwriting and operating expenses. The six months ended June 30, 2009 results were primarily impacted by (i) a higher provision for loss and loss expenses; (ii) higher other than temporary impairment charges in the investment portfolio in the Financial Guarantee and Financial Services segments; and (iii) lower net premiums earned, partially offset by (i) a higher mark-to-market gain on credit derivative exposures; and (ii) lower total gross underwriting and operating expenses.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2009 and 2008 and its financial condition as of June 30, 2009 and December 31, 2008. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee:

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

Ambac terminated all reinsurance agreements with RAM Reinsurance Company Ltd. (“Ram Re”) effective April 8, 2009. The termination reflects the recapture of approximately $7 billion of par outstanding. The economic result was a settlement payment from Ram Re to Ambac in the amount of approximately $97 million. In connection with the termination Ambac recorded a gain of approximately $13 million in the Consolidated Statement of Operations during the quarter ended June 30, 2009. The estimated present value of future installment premiums associated with this business amounts to approximately $60 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac terminated all but one reinsurance agreement with Radian Asset Assurance Inc. (“Radian”) in July 2009. The termination reflects the recapture of approximately $9 billion of par outstanding. Remaining par ceded to Radian amounts to approximately $27 million. The economic result was a settlement payment from Radian to Ambac in the amount of approximately $100 million. The estimated present value of future installment premiums associated with this business amounts to approximately $63 million.

MBIA terminated all reinsurance agreements with Everspan in July 2009. The termination resulted in the reduction of exposure of approximately $30 million. The economic result was cash payments by Everspan of approximately $236 thousand.

In July 2009, Ambac (i) amended a credit default swap to significantly reduce the exposure under a CDO of ABS transaction and (ii) commuted another CDO of ABS credit default swap transaction. These transactions resulted in the reduction of exposure by approximately $2.8 billion and combined cash payments by Ambac of approximately $745.6 million.

Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2009 were $177.7 million and $374.5 million, respectively, a decrease of $147.8 million, or 45%, from $325.5 million for the three months ended June 30, 2008 and an decrease of $137.8 million, or 27%, from $512.3 million for the six months ended June 30, 2008. With the implementation of SFAS 163 earned premium amounts reported in 2009 are not comparable to amounts that were reported in 2008. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and thus premium revenue recognition has not been accelerated. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2009	2008	2009	2008
Public Finance	$48.9	$53.1	$98.4	$108.9
Structured Finance	51.7	67.4	115.8	137.7
International Finance	43.3	45.8	85.5	92.5

Total normal premiums earned	143.9	166.3	299.7	339.1
Accelerated earnings	33.8	159.2	74.8	173.2

Total net premiums earned	$177.7	$325.5	$374.5	$512.3

When an issue insured by Ambac Assurance has been retired, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and six months ending June 30, 2009 were $33.8 million and $74.8 million, respectively. During the three and six months ended June 30, 2009, approximately 72% and 80%, respectively, of the accelerated premiums related to U.S. Public Finance transactions compared to 97% and 95% for the three and six months ended June 30, 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Normal net premiums earned for the three and six months ended June 30, 2009 and 2008 have been negatively impacted by (i) limited new business written since November 2007; (ii) the high level of public finance refunding activity over the past year; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2008 and 2009.

Net Investment Income. Net investment income for the three and six months ended June 30, 2009 was $122.9 million and $223.2 million, a decrease of 6% from $130.7 million in the three months ended June 30, 2008, and a decrease of 12% from $254.4 million in the six months ended June 30, 2008. The decrease was primarily due to lower invested assets driven by reductions in the portfolio to pay commutations on CDO of ABS transactions and RMBS claim payments and to provide loans to the financial services businesses, partially offset by $1.3 billion in funds received via the capital raise in March 2008, $800 million from the issuance of AAC preferred stock in December 2008 and January 2009, and cash flow from the collection of financial guarantee premiums, tax refunds and fees and coupon receipts on invested assets. Since June 30, 2008, the portfolio mix has shifted away from tax-exempt municipals toward short-term investments and taxable securities (primarily floating rate RMBS securities purchased from the investment agreement business). Yields on the floating rate taxable and short-term securities in the portfolio were adversely impacted during the three and six months ended June 30, 2009 by the low interest rate environment.

Other-Than-Temporary Impairment Losses. Ambac adopted FSP FAS 115-2 and FAS 124-2 effective April 1, 2009. Under this FSP, beginning April 1, 2009, other-than-temporary impairment losses exclude non-credit related impairment amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis. Such non-credit related impairment amounts are to be recorded in other comprehensive income. Other-than-temporary impairment losses represent the amount by which the amortized cost basis of investment securities held as of the balance sheet date have been written-down through earnings as a result of expected credit losses on the securities, management’s intent to sell the securities or the company’s inability to hold the securities until their fair value recovers to the level of amortized cost. There were no other-than-temporary impairments recognized in other comprehensive income for the three months ended June 30, 2009. Prior to the adoption of FSP FAS 115-2 and 124-2, the full impairment amount of a security (i.e. the difference between the amortized cost of a security and its fair value) found to be other-than-temporarily impaired for any reason would be written-down to fair value through earnings.

Charges for other-than-temporary impairment losses were $675.4 million and $1,421.2 million for the three and six months ended June 30, 2009, respectively, an increase from $2.4 million for the three months and six months ended June 30, 2008. Other than temporary impairments for the three and six-months ended June 30, 2009 included charges to write-down the amortized cost basis of tax-exempt municipal bonds and most residential mortgage-backed securities to fair value at June 30, 2009 as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, impairment charges of $745.8 million were recognized in the first quarter of 2009 as a result of expected credit losses, primarily on mortgage-backed securities. Other than temporary losses on RMBS investments relate to assets purchased from the financial services business in the fourth quarter of 2008, to provide the investment agreement business with liquidity requirements for collateral and terminating its agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment (Losses)/Gains. The following table provides a breakdown of net realized gains (losses) for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2009	2008	2009	2008
Net gains on securities sold or called	$8.9	$(0.6)	$12.4	$21.7
Foreign exchange losses	3.9	1.8	3.2	1.8

Total net realized (losses) gains	$12.8	$1.2	$15.6	$23.5

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $1.0 million and $1,546.8 million for the three and six months ended June 30, 2009, respectively, compared to $976.6 million and ($731.6) million in the three and six months ended June 30, 2008, respectively.

Realized gains (losses) and other settlements on credit derivative contracts were ($5.1) million and $1.6 million for the three and six months ended June 30, 2009, respectively, a decrease of 134% from $15.0 million for the three months ended June 30, 2008, and a decrease of 95% from $32.0 million for the six months ended June 30, 2008. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid. Net realized gains (losses) for the three and six months ended June 30, 2009 included loss payments of $17.2 million and $23.8 million respectively. Loss payments for the three and six months ended June 30, 2008 were $1.7 million. There were no commutation or settlement payments in the first half of 2009 or 2008. See Note 10 to the Consolidated Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Unrealized gains (losses) on credit derivative contracts were $6.0 million and $1,545.2 million in the three and six months ended June 30, 2009, respectively, compared to $961.6 million and ($763.6) million in the three and six months ended June 30, 2008, respectively. The net gain in fair value of credit derivatives during the second quarter of 2009 is primarily the result of: (i) improvement in the average pricing level of CLO reference obligations and (ii) amortization of par outstanding on certain CDO of ABS reference obligations, largely offset by (i) mark-to-market losses related to the amendment and commutation of two separate CDO of ABS transactions that settled in July 2009, (ii) the net increase in mark-to-market liabilities due to the effect of movements in Ambac Assurance credit default swap spreads and (iii) the negative effects of the internal credit rating downgrade of certain transactions. The second quarter 2008 gain was driven primarily by significant increases in Ambac Assurance credit spreads used to determine the credit derivative liability, partially offset by negative adjustments for (i) internal ratings downgrades of the CDO of ABS portfolio and (ii) lower quoted valued on the reference obligations. For the six months ended June 30, 2009, the unrealized gain on credit derivatives reflected increases in Ambac Assurance credit spreads used to determine the credit derivative liability, partially offset by negative adjustments for (i) internal ratings downgrades of the CDO of ABS portfolio and (ii) lower quoted valued on the reference obligations. By comparison, the six months ended June 30, 2008 experienced price and ratings declines in CDO of ABS that exceeded the effects of incorporating Ambac’s own credit spread in the fair value calculations. The consideration of Ambac’s own credit risk in measuring the change in fair value of credit derivatives as required under SFAS 157, accounted for unrealized (losses) or gains of $(1,374) million and $5,194 million included in the reported change in fair value during the three months ended June 30, 2009 and 2008, respectively; and $3,115 million and $6,810 million for the six months ended June 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As with financial guarantee insurance policies, which are excluded from fair value accounting under SFAS 133, Ambac performs ongoing surveillance of credit derivatives. When credit derivatives are determined to be adversely classified, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. Differences between the credit derivative liability at fair value as reported and management’s estimated credit impairment value arise primarily from the use of different discount rates under the two measures and potential differences in assumptions about future cash flows by management versus other market participants. Credit impairment values are estimated using a discount rate of 4.5% while fair value amounts incorporate credit spreads of both the reference obligation and of Ambac. For credit derivative exposures included on management’s adversely classified list as of June 30, 2009, the loss from the change in fair value of credit derivatives for the three months ended June 30, 2009 was $105 million. For these same credits, the increases to the estimated credit impairment for the three months ended June 30, 2009 were $1,554 million. The increased credit impairment was driven by rising forward LIBOR rates which increase estimated future cash outflows, and further deterioration of the underlying collateral within the CDO of ABS transactions. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for the adversely classified credit derivative transactions is $5,234 million as of June 30, 2009. Estimated credit impairments on these transactions of $5,297 million as of June 30, 2009 represents management’s expectation of claim payments on these exposures that Ambac will have to make in the future.

Other Income. Other income for the three and six months ended June 30, 2009 was $39.2 million and $40.9 million, respectively, compared to $2.1 million and $10.5 million for the three and six months ended June 30, 2008, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, reinsurance settlement gains, gains (losses) on consolidation of variable interest entities and the change in fair value from Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). Other income for the quarter and year-to-date ended June 30, 2009 primarily resulted from (i) gains from the consolidation of variable interest entities of $27.8 million for the three and six months ended June 30, 2009; and (ii) the termination of all reinsurance contracts with Bluepoint Re Limited and Ram Re, resulting in gains of $7.2 million and $3.9 million, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and six months ended June 30, 2009 were $1,230.9 million and $1,970.7 million, respectively, compared to ($339.3) million and $703.5 million for the three and six months ended June 30, 2008, respectively. Losses and loss expenses in the first half of 2009 were heavily concentrated in the RMBS insurance portfolio. Continued deterioration in the performance of the underlying RMBS loans was observed, most prominently in the Alt-A affordability product (negative amortization and interest-only loans) and second lien product (closed end second liens and home equity lines of credit). As a result of the adoption of FAS 163, losses and loss expenses are not comparable from 2008 to 2009. Ambac is required to recognize a loss reserve for the excess of: (a) the present value of expected net cash outflows to be paid under the insurance contract (expected loss), over (b) the unearned premium revenue for that contract. To the extent (a) is less than (b), no loss reserve will be recorded. Changes to the loss reserve estimate in subsequent periods will be recorded as a loss expense in the income statement. Prior to the adoption of FAS 163, Ambac utilized a discount rate of 4.5% to estimate the present value of future loss payments. As of June 30, 2009 and March 31, 2009, Ambac utilized discount rates of 2.16% and 1.72%, respectively, to estimate the present value of future loss payments. Additionally, Ambac will

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

The following table summarizes the changes in the total net loss reserves for six months ended June 30, 2009 and the year-ended December 31, 2008:

(Dollars in millions)		Six Months Ended June 30, 2009	Year Ended December 31, 2008
Beginning balance of net loss reserves		$2,469.2 (1)	$473.3
Provision for losses and loss expenses		1,969.1	2,227.6
Losses paid		(781.5)	(638.2)
Recoveries of losses paid from reinsurers		103.9	55.4
Other recoveries, net of reinsurance		21.4	11.7
Intercompany elimination of VIEs(2)		(47.9)	—

Ending balance of net loss reserves		$3,734.2	$2,129.8

(1) Net loss reserves, December 31, 2008	2,129.8
Impact of adoption of FAS 163	339.4

Net loss reserve, January 1, 2009	2,469.2

(2) Represents the elimination of intercompany loss reserves relating to Variable Interest Entities consolidated in accordance with FIN 46.

The losses and loss expense reserves as of June 30, 2009 and December 31, 2008 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $1,162.1 million and $859.5 million. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on the change in estimated recoveries.

The following tables provide details of net losses paid, net of recoveries received for the six months ended June 30, 2009 and 2008:

(Dollars in millions)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net losses paid / (recovered):
Public Finance	$7.6	$0.6
Structured Finance	607.0	100.5
International Finance	42.4	—

Total	$657.0	$101.1

Loss reserves on credits which are not in default were $1,936.5 million at June 30, 2009, net of $71.4 million of reinsurance which would be due to Ambac from the reinsurers, upon default of the insured obligations. Loss reserves on credits not in default at June 30, 2009 and December 31, 2008 were comprised of 127 and 120 credits with net par outstanding of $15,266 million and $14,780 million, respectively. Loss reserves on defaulted credits at June 30, 2009 $1,777.5 million. Loss reserves on credits in default at June 30, 2009 and December 31, 2008 and were comprised of 61 and 36 credits, respectively, with net par outstanding of $16,905 million and $6,961.4 million, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2009, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,502.3 million. Related future payments are $771.8 million, $864.6 million, $(1,017.9) million, $208.0 million and $161.6 million for 2009, 2010, 2011, 2012, and 2013, respectively. The amounts in 2011 are net of the previously mentioned representation and warranty breach recoveries.

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2009 were $48.9 million and $105.5 million, respectively, a decrease of 21% from $62.0 million for the three months ended June 30, 2008 and a decrease of 5% from $110.9 million for the six months ended June 30, 2008. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net of reinsurance commissions received. Ambac adopted SFAS 163 on January 1, 2009. SFAS 163 is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. Under SFAS 163, premiums receivable and ceded premiums payable reflect the present value of future installment premiums discounted at a risk-free rate. Gross underwriting expenses for the three and six months ended June 30, 2009 reflect the accrual of premium tax liabilities on the premiums receivable as determined in accordance with FAS 163. Net reinsurance commissions represent the accrual of ceding commissions on the ceded premiums payable as determined in accordance with FAS 163. As such, gross underwriting expenses and net reinsurance commissions are not comparable for 2009 and 2008. The following table provides details of underwriting and operating expenses for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2009	2008	2009	2008
Gross underwriting and operating expenses	$41.9	$53.9	$79.2	$92.6
Net reinsurance commissions	—	(3.9)	—	(9.5)
Operating expenses and reinsurance commissions deferred	1.5	0.7	2.7	2.9
Amortization of previously deferred expenses	5.5	11.3	23.6	24.9

Underwriting and operating expenses	$48.9	$62.0	$105.5	$110.9

In the first half of 2009, Ambac did not underwrite any new insurance contracts. Accordingly, the only costs that were deferred in the first half of 2009 were amounts related to premium taxes and reinsurance commissions. Amortization of previously deferred expenses are lower in the first half of 2009 as compared to the first half of 2008 primarily as a result of lower earned premiums from refunding and other accelerations.

Financial Services:

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

swaps. The primary activities in the derivative products business are intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Certain municipal interest rate swaps are not hedged for the basis difference between taxable index and issue specific or general tax-exempt index rates. The derivative products business also uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index, municipal issue specific and Treasury interest rates may result in gains or losses on interest rate swaps.

Revenues. The following table provides a breakdown of Financial Services revenues for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2009	2008	2009	2008
Investment income	$19.0	$56.7	$39.9	$141.6
Derivative products	(44.2)	(15.5)	(58.4)	(84.9)
Other-than-temporary impairment losses	(186.7)	(150.1)	(272.2)	(327.7)

Net realized investment (losses) gains	(2.3)	8.1	114.2	15.9

Net change in fair value of total return swaps	22.1	(4.3)	11.7	(44.7)
Net mark-to-market gains (losses) on non-trading derivative contracts	7.5	2.1	7.7	0.3

Total Financial Services revenue	$(184.6)	$(103.0)	$(157.1)	$(299.5)

Investment Income. The decrease in investment income for the three and six months ended June 30, 2009 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly primarily as a result of sales of securities to fund repayment of investment agreements upon (i) Ambac Assurance’s downgrades in 2008 and 2009; (ii) the bankruptcy of Lehman Brothers, which provided certain investment agreement counterparties with termination rights; and (iii) normal repayments. Ambac’s investment agreement obligations were reduced from $6.8 billion at June 30, 2008 to $1.6 billion at June 30, 2009. Lower interest rates resulted primarily from the impact of declining benchmark interest rates on floating rate securities.

Derivative Products. The increased losses in derivative product revenues for the three months ended June 30, 2009 compared to 2008 resulted primarily from termination fees related to professional derivative counterparties’ exercise of termination rights allowed as a result of the downgrades of Ambac Assurance as guarantor of the swaps. Such terminations have resulted in the losses due to the higher cost of replacing hedge positions in the current credit environment. The majority of our professional derivative counterparties retain the right to terminate contracts and, accordingly, we may have similar losses in the future. The effect of termination costs was partially offset by the reduction of high rate resets associated with cost of funds swaps which have been limited through mitigation strategies and less volatility in market rates. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt, in exchange for receiving a fixed rate. These municipal interest rate swaps are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). A decline in demand for variable-rate municipal debt has driven issue-specific rate resets to very high levels beginning late 2007 and early 2008, thereby increasing Ambac’s payment obligations under the interest rate swaps. These events resulted in a mark-to-market charge of $57 million in the first quarter of 2008, which is reflected in derivative products revenues for the six months ended June 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $186.7 million and $272.2 million for the three and six months ended June 30, 2009, respectively, an increase from $150.1 million for the three months ended June 30, 2008 and a decrease from $327.6 million for the six months ended June 30, 2008. Other than temporary impairments for the three and six-months ended June 30, 2009 included charges to write-down the amortized cost basis of Alt-A residential mortgage-backed securities to fair value at March 31, 2009 due to expected credit losses on the securities and at June 30, 2009 as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. For the three and six months ended June 30, 2008, other-than-temporary impairment losses included: (i) $99.1 million and $194.5 million, respectively, related to Alt-A securities which experienced credit impairment and; (ii) $51.0 million and $133.1 million, respectively, in mark-to-market losses on securities identified which management did not have the intent to hold for a period of time sufficient to allow for recovery in market value.

Net Realized Investment Gains (Losses). The following table details amounts included in net realized investment gains (losses) for the three and six months ended June 30, 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2009	2008	2009	2008
Net gains (losses) on securities sold or called	$(20.3)	$9.6	$(6.6)	$11.1
Net gains (losses) on termination of investment agreements	18.0	—	120.8	—
Foreign exchange gains (losses) on investment agreements	—	(1.5)	—	4.8

Total net realized (losses) gains	$(2.3)	$8.1	$114.2	$15.9

The net realized gains for the three and six months ended June 30, 2009 resulted primarily from the termination of certain investment agreement contracts at a discount from their carrying value.

Net Change in Fair Value of Total Return Swaps. Net change in fair value of total return swaps resulted in gains of $22.1 million and $11.7 million for the three and six months ended June 30, 2009, respectively. In the second quarter of 2009, credit spreads on the underlying monoline guaranteed securities tightened, which caused an increase in the fair value of the total return swaps. This follows eight successive quarters of mark-to-market declines in the total return swap portfolio. Since June 30, 2008, the total return swap notional balance outstanding has decreased over 50% to $169 million primarily due to contract terminations in connection with Ambac Assurance ratings downgrades. Reference obligation bonds received from total return swap terminations are held in Ambac Assurance’s investment portfolio.

Expenses. Expenses for the three and six months ended June 30, 2009 were $11.9 million and $28.6 million, respectively, down 81% from $61.2 million in the three months ended June 30, 2008 and down 81% from $153.6 million in the six months ended June 30, 2008. Included in the above are interest expenses related to investment and payment agreements of $8.3 million and $21.1 million for the three and six months ended June 30, 2009, respectively, and $57.9 million and $146.9 million for the three and six months ended June 30, 2008, respectively. The decrease was primarily related to lower rates on a smaller volume of floating rate investment agreements. Additionally, expenses for the six months ended June 30, 2009 include the positive impact from the liquidity support from Ambac Assurance for repayment of investment agreement liabilities. The result of this support is a reduction in both financial services interest expense and financial guarantee investment income of approximately $8.9 million in consolidation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate Items:

Interest Expense. Interest expense for the three and six months ended June 30, 2009 was $29.8 million and $59.7 million, respectively, down 1% from $30.1 million in the three months ended June 30, 2008 and up 10% from $54.5 million in the six months ended June 30, 2008. The increase in the first half of 2009 is primarily attributable to a full six months of interest expense related to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three and six months ended June 30, 2009 was ($3.3) million and $0.7 million, respectively, a decrease of 147% from $7.1 million for the three months ended June 30, 2008 and a decrease of 97% from $23.2 million in the six months ended June 30, 2008. The decrease is primarily due to lower legal and consulting expenses and lower contingent capital costs, as Ambac Assurance exercised its rights under the contingent capital facility in December 2008. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on preferred dividends.

Provision for Income Taxes. Income taxes for the three and six months ended June 30, 2009 were at an effective rate of (32.0%) and (82.2%), respectively, compared to 45.4% and 34.8% for the three and six months ended June 30, 2008, respectively. The increase relates predominantly to the additional deferred tax valuation allowance of $1,224 million and $1,810 million in the three and six months ended June 30, 2009.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a near-term basis (for the next twelve to eighteen months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; and (iv) external financing. Ambac Assurance is not permitted to pay dividends to Ambac in 2009 or 2010 without first receiving permission from OCI. In June 2009, Ambac requested permission from the Bermuda Monetary Authority to allow Ambac (Bermuda) Ltd to return approximately $34 million of capital to Ambac. Additionally, Ambac expects to receive a distribution of approximately £19 million from a variable interest entity consolidated under the provisions of FIN 46. This gain was recognized in the second quarter of 2009 and included in corporate other income.

Ambac’s principal uses of liquidity are for the payment of interest on its debt, its operating expenses and capital investments in its subsidiaries. Ambac does not expect to pay any dividends on its common stock in 2009 or 2010. Beginning with the August 15 2009 interest payment Ambac has elected to defer interest payments on its $400 million of Directly Issued Subordinated Capital Securities Due 2087 (the “DISCS”). By deferring interest payments on the DISCS, Ambac will reduce annual cash debt service requirements by $24.6 million to $88.7 million. Under the terms of the DISCS, Ambac may defer interest for up to ten years without giving rise to an event of default. Deferred interest accumulates additional interest at an annual rate equal to that on the DISCS.

Based on the amount of cash and short term investments of $164.1 million management believes that Ambac will have sufficient liquidity to satisfy its needs over the near-term. While management believes that Ambac will have sufficient liquidity to satisfy its needs in the near-term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses and debt service obligations in the long-term. Ambac Assurance is unable to pay dividends in 2009 and will likely be unable to pay dividends in 2010, absent special approval from the OCI. In addition, an unfavorable outcome of the outstanding class action lawsuits against Ambac, its directors and its officers could cause additional liquidity strain. As a result, Ambac is developing strategies to address its liquidity needs. Ambac’s inability to successfully execute one or more of these strategies could result in it running out of liquidity by the first quarter of 2011 or potentially sooner. No assurances can be given that Ambac will be successful in executing any or all of its strategies. If Ambac is unable to execute these strategies, it may need to consider seeking bankruptcy protection.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums, receipts from insurance contracts and credit derivatives, net investment income, scheduled investment maturities, repayment of loans to affiliates, claim recoveries from reinsurers, commutation payments from reinsurers and tax refunds. In December 2008 and January 2009, Ambac Assurance received $700 million and $100 million, respectively, through the issuance of preferred stock. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and loans to its affiliates.

Ambac Assurance has elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to July 31, 2009. Dividends paid through July 31, 2009 amounted to $12.2 million. Further deterioration in the insured portfolio, which includes the mortgage-backed insurance and credit derivatives portfolio would increase the cash outflows due on loss payments. An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. During the quarter ended June 30, 2009, $17.2 million was drawn on this liquidity facility; at June 30, 2009 the undrawn balance of the liquidity facility was $342.8 million.

In certain floating rate insured transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. These agreements generally do not allow the swap to be terminated without Ambac Assurance’s consent unless Ambac Assurance is downgraded below certain credit ratings (typically A/A2 or A-/A3) by S&P and/or Moody’s. As a result of downgrades of Ambac Assurance, some guaranteed interest rate swaps may be terminated without our consent if stated termination events occur. The termination of an insured interest rate swap as a result of such a termination event may result in claim payments if the swap counterparty provides notice of termination and the obligor fails to pay any resulting termination payment. A claim has been paid under one policy. Other guaranteed swaps have suffered termination events, exposing Ambac to the risk of additional claims.

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

Ambac’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac rating downgrade triggering events at June 30, 2009 is $1.2 billion. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral and reinsurance is $1.0 billion, at June 30, 2009. As a result of Ambac’s credit rating downgrades, including the April 2009 Moody’s actions, thirteen lessees in these transactions are currently required to replace Ambac as financial guarantee provider. There are two additional lessees that would be required to replace Ambac as financial guarantee provider in certain circumstances. In one case, Ambac’s replacement would be required upon the withdrawal of the guaranty of the lessee’s municipal owner and in the other case, Ambac’s replacement would be required upon the rating downgrades of the second guarantor below a certain rating. A lessee’s failure to replace Ambac as financial guarantee provider may result in a lease event of default and the lessee’s obligation to make a termination payment.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment on investment and payment agreement obligations, payments on intercompany loans, net obligations under interest rate, total return and currency swaps including collateral posting and operating expenses. Management believes that its Financial Services short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets and execution of repurchase agreements with Ambac Assurance or third parties; unsecured loans and capital contributions from Ambac Assurance; and net receipts from swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreement and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. In addition, some of these investment agreements include provisions that allow for a full withdrawal in the event that the related CDO breaches an Event of Default (“EOD”) trigger followed by an acceleration and liquidation event. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of June 30, 2009, $0.9 billion of contingent

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

withdrawal investment agreements issued to CDOs remained outstanding, of which $0.2 billion were related to CDOs with primarily RMBS underlying collateral. Of the $0.9 billion of contingent withdrawal investment agreements issued to CDOs, only $0.1 billion relate to CDOs with EOD triggers based on over collateralization tests that may give rise to a complete investment agreement withdrawal. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by both Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued by Ambac Capital Funding, Inc. The majority of investment agreements include downgrade triggers that are based on the lower of Moody’s or S&P rating levels, introducing liquidity risk. Most investment agreements contain multiple possible remedies, including collateral posting, a termination of the investment agreement contract both of which introduce liquidity risk or the designation of a replacement guarantor. In most cases Ambac is permitted to select the remedy and therefore may post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $1,559.6 billion in connection with its outstanding investment agreements, including accrued interest, at June 30, 2009. Ambac expects that the balance of the investment agreement portfolio will continue to decline during 2009 as additional transactions are cured, negotiated settlements take place and as contractual amortization occurs.

The investment agreement business executes a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC (“Ambac Financial Services”). In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services offsets most of the interest rate and currency risks in these instruments and incorporates these transactions under standardized derivative documents including collateral support agreements. Under these agreements, Ambac is required to post collateral to a swap dealer to cover unrealized losses. Ambac has posted collateral of $437.7 million under these contracts at June 30, 2009. Conversely, Ambac receives collateral from a counterparty in the event unrealized gains exceed a predetermined threshold. Ambac has received collateral of $74.7 million under these contracts at June 30, 2009. The thresholds afforded Ambac by swap dealers under existing collateral support agreements were reduced to zero or eliminated upon Ambac Assurance’s downgrades and, accordingly, resulted in Ambac posting additional amounts of collateral to its counterparties. The downgrades of Ambac Assurance in 2009 have triggered additional termination events which in some cases have resulted in additional collateral requirements and/or termination payments on Ambac’s financial services products. All Ambac Financial Services derivative contracts that possess rating-based downgrade triggers that could result in collateral posting or a termination have all been triggered. Nearly all contracts that require collateral posting are currently collateralized. If counterparties elect to exercise their right to terminate, the termination payment amount owed to Ambac, or to the counterparty, will be determined in accordance with the derivative contract terms which may result in amounts that differ from market values as reported in Ambac’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Capital Services, LLC (“ACS”) maintains a portfolio of total return swaps (“TRS”). These transactions have collateralization provisions that were triggered upon Moody’s downgrade of Ambac Assurance to Baa1 on November 5, 2008, which gives the counterparty the ability to require ACS to post collateral. The Moody’s downgrade of Ambac Assurance to Caa2 resulted in the triggering of potential termination events in the TRS portfolio which could result in Ambac being obligated to purchase the underlying bonds and settle the termination of the related hedging and funding agreements. The par amount of the total return swaps subject to potential early termination is $169.4 million, settlement of which would require support from Ambac Assurance and the requisite approval from OCI. If called to post collateral, ACS has the option to avoid collateral posting by terminating the TRS by purchasing the underlying bonds and settling the termination of the hedging and funding agreements. Some of the total return swaps have underlying assets which are insured by financial guarantors other than Ambac. The market value of those assets might be adversely affected if those financial guarantors are downgraded further by Moody’s or S&P. To the extent this occurs or further pressure on the underlying security market values occurs due to limited bond liquidity, the amount of collateral required to forestall termination would rise. As of June 30, 2009, most total return swap positions have been collateralized or terminated using the affiliate support from Ambac Assurance described above.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products is not required to post collateral under any of its contracts. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90 million of collateral to the counterparty.

Nearly all financial services product contracts that possess collateral posting requirements due to ratings triggers are collateralized. Moody’s downgrade of Ambac Assurance to below investment grade on April 13, 2009 provided professional swap counterparties with which Ambac has collateral support agreements the option to terminate the swaps. Upon termination, the party which is in a net liability position would be required to pay the market termination amount and would have all collateral returned. Ambac’s net liability positions with professional counterparties are nearly all collateralized. Therefore, terminations, if they were to occur, would generally result in a return of collateral to Ambac in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements.

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

Ambac Assurance Statutory Basis Results. OCI only allows the use of statutory basis accounting practices prescribed or permitted by the State of Wisconsin under the Wisconsin Administrative Code (“U.S. SAP”) for the purposes of determining and reporting the results of operations and statutory surplus of insurance companies licensed or authorized to issue insurance police in the state of Wisconsin. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual has been adopted as a component of prescribed accounting practices by the State of Wisconsin.

The significant differences from U.S. GAAP are that under U.S. SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have already defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. Such payments are discounted using discount rates that approximate the average rate of return on admitted assets, as prepared in accordance with U.S. SAP. For the six months ended June 30, 2009, the rate utilized for the purpose of discounting loss reserves was 4.5%. Changes to the discount rate are allowed at the end of the year. Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate.

•

Mandatory contingency reserves are required based upon the type of obligation insured; whereas U.S. GAAP does not require such a reserve. Releases of the contingency reserves are subject to OCI approval and relate to a determination that the held reserves are deemed excessive. During the quarter ended June 30, 2009, Ambac Assurance has requested and received approval from OCI to release approximately $1.8 billion of its contingency reserves. Ambac Assurance’s statutory capital and surplus increased by the amount of the contingency reserves released.

•

Investment grade fixed income investments are stated at amortized cost and below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under U.S. GAAP, all bonds are reported at fair value;

•

Wholly owned subsidiaries are not consolidated; rather the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test. When the Company’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, the Company discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources, the Company records an estimated impairment loss for probable losses which are in excess of the subsidiaries’ claims paying resources. Such payments are discounted using discount rates that approximate the average rate of return on admitted assets, as prepared in accordance with U.S. SAP. For the six months ended June 30, 2009, the rate utilized for the purpose of discounting loss reserves was 4.5%. Changes to the discount rate are allowed at the end of the year. As a result of significant losses from Ambac Credit Product’s credit derivative portfolio, Ambac Assurance has established such a liability. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the CDO exposures and includes the effect

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

of Ambac Assurance’s own credit default swap spreads in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

•

Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro rata over the period covered by the premium payment. Under U.S. GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date; and

•	Costs related to the acquisition of new business are expensed as incurred, whereas under U.S. GAAP, the related costs are expensed over the periods in which the related premiums are earned.

At June 30, 2009, Ambac Assurance reported statutory capital and surplus of $305.6 million and contingency reserves of $173.6 million. Ambac Assurance reported a statutory net loss of $3,093.4 million for the six months ending June 30, 2009 caused primarily by: (i) estimated impairment losses on credit derivatives of approximately $1,562.5 million, (ii) realized losses of $1,184 million relating to other than temporary impairment losses on Alt-A investments, and (iii) statutory loss and loss expenses incurred of approximately $982.6 million. The increase in estimated impairment losses on credit derivatives, which relate to Ambac Assurance’s portfolio of collateralized debt obligations of asset-backed securities transactions (CDOs of ABS), was driven by rising forward LIBOR rates, which increase estimated future cash outflows, and further deterioration of the underlying collateral within the CDO of ABS transactions. These estimated impairment losses on credit derivatives are net of: (i) the impact of an amendment to a CDO of ABS transaction that was executed in July 2009 which reduced a significant portion of the exposure under a CDO of ABS transaction and, (ii) a commutation of all of the exposure of an unrelated CDO of ABS transaction that settled in July 2009. The two transactions, with an aggregate of approximately $2.8 billion net notional outstanding at June 30, 2009, were settled with counterparties for a total cash payment of approximately $746 million. The statutory loss and loss expenses incurred for the three months ended June 30, 2009 relate primarily to continued deterioration in AAC’s second-lien and Alt-A mortgage-backed securities financial guarantee portfolios.

Statutory surplus is sensitive to: (i) further credit deterioration on the directly insured or credit derivative portfolios, (ii) changes to the forward LIBOR curve or discount rate, which impacts loss reserves and credit derivative impairments, (iii) first time payment defaults of insured obligations, which increases loss reserves, (iv) commutations of credit derivative contracts at amounts that differ from impairment losses recorded, (v) reinsurance contract terminations at amounts that differ from net assets recorded, (vi) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, and (vii) defaults by reinsurers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Balance Sheet. The impact of SFAS 163 on the consolidated balance sheet of Ambac was as follows:

Balance Sheet Changes

$-millions	Balance December 31, 2008	FAS 163 Adjustment	Balance January 1, 2009
Total assets	$17,259.7	$5,609.5	$22,869.2
Total liabilities	20,348.8	5,991.2	26,340.0
Total stockholders’ equity	(3,089.1)	(381.7)	(3,470.8)

The SFAS 163 adjustments reported in the table above reflect the implementation of the statement as of January 1, 2009. The adjustments to total assets relate primarily to: (i) recording the present value of future installment premiums to be collected over the lives of the respective transactions (primarily structured finance transactions); (ii) recording deferred ceded premiums related to reinsurance of installment policies; and (iii) increased estimated reinsurance recoverable on paid and unpaid losses resulting from the increase in loss and loss adjustment expenses as discussed below. The adjustments to total liabilities relate primarily to: (i) recording unearned premiums related to installment policies; (ii) recording the present value of premium due to reinsurers related to future installment premiums, net of ceding commissions; and (iii) recording increased loss and loss expenses primarily as a result of lowering the discount rate applied to future loss payments to the estimated risk-free rate.

Excluding the SFAS 163 implementation impact, total assets declined by approximately $2.8 billion driven by lower invested securities in the Ambac Assurance Corporation and financial services portfolios and net deferred tax assets, partially offset by new variable interest entity assets consolidated in the second quarter of 2009 ($1.8 billion). The fair value of the consolidated investment portfolio, excluding variable interest entities, declined from $10.3 billion at December 31, 2008 to $9.9 billion at June 30, 2009. The decline in fair value was primarily due to liquidations in the investment agreement portfolio to pay terminated agreements during the quarter and lower market values in certain asset classes within the investment portfolios, primarily focused in the mortgage and asset-backed securities. The deferred tax asset declined as a result of the increase in the deferred tax asset valuation allowance during the first half of 2009. As of June 30, 2009, stockholders’ equity was ($4.59) billion, a 49% decrease from year-end 2008 stockholders equity. The decrease was primarily the result of the net loss reported for the period, partially offset by the $100 million issuance of preferred stock by Ambac Assurance on January 2, 2009.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$3,958.8	$4,000.8	$4,421.3	$4,260.5
Corporate obligations	583.7	510.5	443.8	381.6
Foreign obligations	161.1	169.2	143.3	150.4
U.S. government obligations	180.9	183.2	172.8	183.8
U.S. agency obligations	195.2	205.1	483.8	559.2
Residential mortgage-backed securities	2,369.2	2,286.5	—	—
Mortgage-backed securities	—	—	3,788.8	1,861.0
Collateralized debt obligations	81.1	49.5	—	—
Other asset-backed securities	1,597.4	1,281.1	1,626.9	1,141.1
Short-term	1,062.1	1,062.1	1,454.2	1,454.2
Other	0.8	0.8	14.0	14.1

	10,190.3	9,748.8	12,548.9	10,005.9

Fixed income securities pledged as collateral:
U.S. government obligations	124.0	126.0	125.1	129.7
U.S. agency obligations	30.6	32.1	29.7	32.0
Residential mortgage-backed securities	21.6	22.3	122.5	125.2

	176.2	180.4	277.3	286.9

Total	$10,366.5	$9,929.2	$12,826.2	$10,292.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at June 30, 2009 and December 31, 2008 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2009:
RMBS Mid-prime – First lien - Alt-A	$992.0	$212.9	$—	$1,204.9
U.S. Government sponsored enterprise mortgages	138.7	510.2	—	648.9
Student loans	240.2	74.4	—	314.6
Credit cards	36.5	305.5	—	342.0
Military Housing	267.4	—	—	267.4
Government National Mortgage Association	5.5	237.4	—	242.9
RMBS - Second lien	110.6	5.6	—	116.2
CDO/CLO	49.6	—	—	49.6
Auto	58.3	16.0	—	74.3
RMBS – First lien – Sub Prime	60.4	—	—	60.4
RMBS - First lien – Prime	35.5	—	—	35.5
Structured insurance	34.3	7.5	—	41.8
Aircraft securitizations	29.7	—	—	29.7
Other	211.2	—	—	211.2

Total	$2,269.9	$1,369.5	$—	$3,639.4

December 31, 2008
RMBS Mid-prime – First lien - Alt-A	$521.4	$315.3	$—	$836.7
U.S. Government sponsored enterprise mortgages	144.8	617.2	—	762.0
Student loans	170.0	176.8	—	346.8
Credit cards	33.0	237.2	—	270.2
Military Housing	224.7	—	—	224.7
Government National Mortgage Association	—	268.8	—	268.8
RMBS - Second lien	150.8	12.3	—	163.1
CDO/CLO	42.6	—	—	42.6
Auto	7.7	15.6	—	23.3
RMBS – First lien – Sub Prime	2.7	—	—	2.7
RMBS - First lien – Prime	13.0	—	—	13.0
Structured insurance	3.2	6.1	—	9.3
Aircraft securitizations	8.4	—	—	8.4
Other	155.7	—	—	155.7

Total	$1,478.0	$1,649.3	$—	$3,127.3

The weighted average rating of the mortgage and asset-backed securities are BB- and A+ as of June 30, 2009 and December 31, 2008, respectively.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at June 30, 2009:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien	First lien Sub Prime	First lien Prime	Total
2003 and prior	$—	$55.3	$—	$4.9	$60.2
2004	30.7	—	—	—	30.7
2005	175.4	10.9	1.8	8.7	196.8
2006	447.0	37.1	13.3	10.2	507.6
2007	551.8	12.9	45.3	11.7	621.7

Total	$1,204.9	$116.2	$60.4	$35.5	$1,417.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2009		December 31, 2008
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$—	$—	$1,088.5	$70.3
7 – 12 months	50.8	11.7	1,332.0	80.2
Greater than 12 months	73.3	4.2	524.7	52.3

	124.1	15.9	2,945.2	202.8

Corporate obligations in continuous unrealized loss for:
0 – 6 months	54.0	1.3	94.2	6.9
7 – 12 months	59.6	16.8	39.0	6.0
Greater than 12 months	184.4	58.8	148.3	56.8

	298.0	76.9	281.5	69.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	16.3	—	18.3	1.6
7 – 12 months	5.2	0.6	—	—
Greater than 12 months	—	—	—	—

	21.5	0.6	18.3	1.6

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	19.4	0.5	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	19.4	0.5	—	—

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	8.6	0.2	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	8.6	0.2	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	43.4	34.0	—	—
7 – 12 months	131.8	36.1	—	—
Greater than 12 months	166.9	170.6	—	—

	342.1	240.7	—	—

Mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	—	—	180.4	31.1
7 – 12 months	—	—	45.2	9.5
Greater than 12 months	—	—	651.7	1,906.4

	—	—	877.3	1,947.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Collateralized debt obligation securities in continuous unrealized loss for:
0 – 6 months	9.1	0.2	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	40.4	31.4	—	—

	49.5	31.6	—	—

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	320.5	30.5	546.3	159.7
7 – 12 months	423.4	146.7	91.9	52.8
Greater than 12 months	331.1	139.2	339.6	276.0

	1,075.0	316.4	977.8	488.5

Other in continuous unrealized loss for:
0 – 6 months	—	—	0.4	—
7 – 12 months	—	—	0.2	0.1
Greater than 12 months	—	—	0.1	—

	—	—	0.7	0.1

Short-term in continuous unrealized loss for:
0 – 6 months	—	—	0.8	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	0.8	—

Totals	$1,938.2	$682.8	$5,101.6	$2,709.7

Management has determined that the unrealized losses in fixed income securities at June 30, 2009 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk / liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $682.8 million that were in a gross unrealized loss position at June 30, 2009, below investment grade securities and non-rated securities had a fair value of $158.4 million and unrealized loss of $80.4 million, which represented 8.2% of the total fair value, and 11.8% of the unrealized loss as shown in the table above. Of the $5,101.6 million that were in a gross unrealized loss position at December 31, 2008, below investment grade securities and non-rated securities had a fair value of $56.6 million and an unrealized loss of $129.7 million, which represented 1.1% of the total fair value and 4.8% of the unrealized loss as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased.

During the three and six months ended June 30, 2009, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the three months ended June 30, 2009, Financial Services and Financial Guarantee other-than-temporary impairment write-downs included $186.7 million and $675.4 million, respectively. For the six months

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ended June 30, 2009 other-than-temporary writedowns in the Financial Guarantee and Financial Services segments included $1,421.2 million and $272.2 million, respectively. These impairments were primarily related to Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment and/or intends to sell as of June 30, 2009.

The following table provides the ratings distribution of the fixed income investment portfolio at June 30, 2009 and December 31, 2008:

Rating(1): June 30, 2009(2):	Financial Guarantee	Financial Services	Combined
AAA	27%	73%	36%
AA	36	18	32
A	18	3	15
BBB	6	—	5
Below investment grade	13	6	12
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2008:
AAA	38%	94%	53%
AA	38	6	29
A	16	—	12
BBB	5	—	4
Below investment grade	3	—	2
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Approximately 16% of the decline from AAA in the combined ratings distribution is due to downgrades by Moody’s on Alt-A securities in our investment portfolio to below investment grade.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2009:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
National Public Finance Guarantee Corporation(2)	$1,794.6	$25.2	$—	$—	$1,819.8	AA-
Financial Security Assurance Inc	907.9	35.8	21.9	—	965.6	AA-
Ambac Assurance Corporation	40.3	22.6	656.3	0.7	719.9	BBB-
Financial Guarantee Insurance Corporation	44.9	—	23.8	—	68.7	A-
MBIA Insurance Corporation	—	18.4	30.2	—	48.6	BB+
Radian Asset Assurance Inc	—	—	27.9	—	27.9	BBB-
Assured Guaranty Corporation	—	—	20.9	—	20.9	BB-

Total	$2,787.7	$102.0	$781.0	$0.7	$3,671.4	A

Financial Services
Financial Security Assurance Inc	$—	$63.0	$5.6	$—	$68.6	BB+
Assured Guaranty Corporation	—	—	23.5	—	23.5	B

Total	$—	$63.0	$29.1	$—	$92.1	BB

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	National Public Financial Guarantee Corporation contains all Public Finance exposures underwritten by MBIA Insurance Corporation and Financial Guarantee Insurance Corporation.

Cash Flows. Net cash (used in) provided by operating activities was ($727.8) million and $161.6 million during the six months ended June 30, 2009 and 2008, respectively. The decrease in cash provided by operating activities is primarily due to significantly higher payments under derivative swap obligations, higher loss payments on insurance policies and lower net insurance premium receipts. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash used in provided by financing activities was ($1,287.8) million and ($54.5) million during the six months ended June 30, 2009 and 2008, respectively. Financing activities for the six months ended June 30, 2009 included repayments of investment and payment agreements of $1,430.7 million; partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million. Financing activities for the six months ended June 30, 2008 included repayments of investment and payment agreements of $1,334.2 million and securities sold under agreements to repurchase of $99.9 million, partially offset by proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million.

Net cash provided by (used in) investing activities was $3,038.0 million and ($125.4) million during the six months ended June 30, 2009 and 2008, respectively. Investing activities for the six months ended June 30, 2009 included proceeds from the sale and maturity of bonds of $1,647.1 million and cash acquired in consolidation of variable interest entities of $1,013.3 million, partially offset by purchases of bonds of $737.0 million and net change in short-term securities of $392.2 million. Investing activities for the six months ended June 30, 2008 included purchases of bonds of $3,016.4 million and net purchases of short-term securities of $611.7 million, partially offset from proceeds from the sale and maturity of bonds of $3,541.5 million.

Net cash used in operating, investing and financing activities was $1,022.4 and ($18.3) million during the six months ended June 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Purpose and Variable Interest Entities and Off Balance Sheet Arrangements. Please refer to Note 7, “Special Purpose Entities and Variable Interest Entities” of the Consolidated Financial Statements for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $564.2 million and $627.2 million from its reinsurers at June 30, 2009 and December 31, 2008, respectively. The largest reinsurer accounted for 6.0% of gross par outstanding at June 30, 2009.

As of June 30, 2009, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $53,388 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2009 and its rating levels as of July 29, 2009:

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Standard & Poor’s		Moody’s
Reinsurers	Rating	Credit watch	Rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
Assured Guaranty Re Ltd	AA	Stable	Aa3	Review for downgrade	51.87%	$—
Radian Asset Assurance Inc(1)	BBB-	CWN	Ba1	Stable	17.25%	70,239
Swiss Reinsurance Co	A+	Stable	A1	Negative outlook	11.94%	—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Negative outlook	6.10%	—
Assured Guaranty Corporation	AAA	Negative outlook	Aa2	Review for downgrade	5.72%	24,473
MBIA Insurance Corporation(1)	BBB	Negative outlook	B3	Negative outlook	5.37%	14,477
Financial Security Assurance Inc	AAA	Negative outlook	Aa3	Review for downgrade	1.62%	14,073
Financial Guaranty Insurance Corp.(1)	RWR	RWR	RWR	RWR	0.00%	45,994
Other					0.13%	—

Total					100.00%	$169,256

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

RWR – ratings withdrawn

In July 2009, Ambac terminated all but one reinsurance contract with Radian Asset Assurance, Inc. Refer to the MD&A Financial Guarantee Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts for a detailed discussion.

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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates and (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a mark-to-market gain of $0.44 million and $0.14 million at June 30, 2009 and December 31, 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The current dislocation in the credit markets and the rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps remain at June 30, 2009 levels for a one year period, we would recognize additional losses of approximately $9.5 million. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains. In certain transactions one or more of these triggering events have in fact occurred. Since 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $123 million as of June 30, 2009.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the six months ended June 30, 2009 and the year ended December 31, 2008, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $2.7 million and $1.3 million, respectively. Ambac’s VaR ranged from a high of $6.0 million to a low of $1.2 million in the six months ended June 30, 2009 and from a high of $3.3 million to a low of $0.6 million in the year ended December 31, 2008. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

Ambac, through its subsidiary Ambac Credit Products, entered into credit derivative contracts. These contracts require ACF to make payments upon the occurrence of certain defined credit events

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative changes. As such, ACP could experience mark-to-market gains or losses. ACP structured its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Product’s risk of loss and reduces the price volatility of these financial instruments.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives and total return swaps as of June 30, 2009 by asset type, including a $2.9 billion guarantee commitment with respect to a static pool of CDOs of ABS which meets the definition of and is accounted for as a credit derivative.

($ in millions):	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding	$25,639	$67	$18,418	$9,157	$53,281
Net asset (liability) fair value	(5,059)	(26)	(837)	(806)	(6,728)

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative and total return swap positions assuming immediate parallel shifts in reference obligation spreads at June 30, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)					Total Estimated Unrealized Gain/(Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total
500 basis point widening	$(2,986)	$(3)	$(665)	$(430)	$(4,084)	$(10,812)
250 basis point widening	(1,493)	(1)	(333)	(215)	(2,042)	(8,770)
50 basis point widening	(299)	(0)	(66)	(43)	(408)	(7,136)
Base scenario	—	—	—	—	—	(6,728)
50 basis point narrowing	299	0	67	41	407	(6,321)
250 basis point narrowing	1,491	1	333	180	2,005	(4,723)
500 basis point narrowing	2,972	3	597	333	3,905	(2,823)

Also included in the fair value of credit derivative liabilities is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Incorporating Ambac spreads into the determination of fair value has resulted in a $13.4 billion reduction to the credit derivatives liability as of June 30, 2009 Ambac credit default swap spreads have widened substantially from June 30, 2009 to August 3, 2009, following the S&P downgrade of Ambac Assurance to CC. Using the Ambac credit default swap spreads as of August 3, 2009 would have resulted in a fair value of credit derivative liabilities $1.7 billion lower than that reported at June 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and total return swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at June 30, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain (Loss)
2000 basis point widening	$1,721	$4	$211	$214	$2,150	$(4,578)
1000 basis point widening	1,064	2	120	123	1,309	(5,419)
500 basis point widening	604	1	65	66	736	(5,992)
Base scenario	—	—	—	—	—	(6,728)
500 basis point narrowing	(824)	(1)	(75)	(79)	(979)	(7,707)
1000 basis point narrowing	(1,993)	(3)	(163)	(174)	(2,333)	(9,061)
2000 basis point narrowing	(6,525)	(6)	(397)	(437)	(7,365)	(14,093)

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

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 2000 basis points over LIBOR as of June 30, 2009. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at June 30, 2009, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $1.9 billion. Future performance of the mortgages underlying these securities, as well as U.S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac’s disclosure controls and procedures are effective at the reasonable assurance level in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Ambac (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act.

(b)	Changes in Internal Controls Over Financial Reporting. To address new reporting requirements of SFAS 163, Ambac’s management has implemented changes to our systems and operational processes. As such, Ambac’s management has added certain internal controls over financial reporting to Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal quarter ended March 31, 2009. There were no other changes in Ambac’s internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, KPMG and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On October 21, 2008, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On July 14, 2009, the court entered an order that proved that the pending motion to dismiss was deemed withdrawn without prejustice to re-filing.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, and one former officer and director and one current officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company

PART II – OTHER INFORMATION

and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the notion to intervene was denied; plaintiff’s in the Delaware action have appealed that decision; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac has been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), Oakland, California and Sacramento, California, the City and County of San Francisco, the Counties of San Mateo and Alameda, California, the City of Los Angeles Department of Water and Power and Sacramento Municipal Utility District; Ambac Assurance has also been named as a defendant in the lawsuits filed by the City of Sacramento, California, the City of Los Angeles Department of Water and Power and the Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Additionally, Los Angeles, Stockton and the Counties of San Diego, San Mateo and Contra Costa, California have filed lawsuits against Ambac and a number of other financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products.

Ambac Assurance and Ambac Financial Services have been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guarantee insurance policy and that this alleged inability to perform has cost New Orleans additional interest costs on the bonds and (2) Ambac Financial Services improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

PART II – OTHER INFORMATION

In addition to the lawsuits described above, Ambac has also been named in lawsuits brought by issuers of Ambac-insured auction rate securities (“ARS”) and VRDOs which, in some cases, hedge their floating rate liabilities through the use of interest rate swaps. These issuers allege, inter alia, that they incurred increased interest costs in respect of their ARS and /or VRDOs and/or interest rate swaps as a result of the deterioration of Ambac Assurance’s financial condition and financial strength ratings and/or misrepresentations by Ambac with respect to its financial position and exposures to mortgage backed securities and collateralized debt obligations.

Two issuers/obligors in transactions insured by Ambac Assurance have threatened to initiate lawsuits against Ambac Assurance and affiliates and subsidiaries thereof unless Ambac accedes to settlement demands made by the issuers/obligors. In one instance, an issuer of VRDOs which were insured by Ambac Assurance and with respect to which Ambac Financial Services entered into an interest rate swap agreement claims that it was improperly advised by its financial advisor to enter into the VRDO/swap financing and that Ambac (1) colluded with the financial advisor to induce the issuer to enter into the VRDO/swap transaction with Ambac Assurance and Ambac Financial Services, (2) made payments to the financial advisor in order to obtain the bond insurance and swap business with the issuer, (3) failed to disclose to the issuer the extent of its exposure to CDOs and RMBS and its financial condition and (4) as a result of the foregoing, the debt service costs incurred by the issuer in respect of the VRDO/swap transaction have been substantially higher than it expected. The second threatened litigation relates to a claim by the obligor of an Ambac Assurance-insured transaction that it is entitled to a refund of certain premium amounts paid by it prior to the termination of Ambac Assurance’s financial guaranty insurance policy. Ambac has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac produce a wide range of documents and information.

Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac to a West Virginia governmental entity or for which Ambac submitted a bid or offer that was not the winning bid.

PART II – OTHER INFORMATION

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

Item 1A – Risk Factors

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

Ambac’s available liquidity is currently insufficient to fund its needs beyond the near term and its failure to successfully execute on its current strategies could result in it running out of liquidity by the first quarter of 2011, or potentially sooner.

Ambac’s available liquidity has diminished significantly. Ambac’s liquidity, both on a near-term basis (for the next twelve to eighteen months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; and (iv) external financing. Ambac’s principal uses of liquidity are for the payment of interest on its debt (approximately $88.7 million annually after the deferral of interest on the DISCs), its operating expenses, and capital investments in and loans to its subsidiaries. While management believes that Ambac will have sufficient liquidity to satisfy its needs in the near-term, no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations in the long-term. Ambac Assurance is unable to pay dividends in 2009 and will likely be unable to pay dividends in 2010, absent special approval from the OCI. In addition, an unfavorable outcome of the outstanding class action lawsuits against Ambac, its directors and its officers could cause additional liquidity strain. As a result, Ambac is developing strategies to address its liquidity needs. Ambac’s inability to successfully execute one or more of these strategies could result in it running out of liquidity by the first quarter of 2011 or potentially sooner. No assurances can be given that Ambac will be successful in executing any or all of its strategies. If Ambac is unable to execute these strategies, it may need to consider seeking bankruptcy protection. Even if Ambac does not need to seek bankruptcy protection, this illiquidity may result in substantial doubt as to Ambac’s ability to continue as a going concern.

As a result of Ambac Assurance’s financial condition, regulators could commence delinquency proceedings with respect to Ambac Assurance for failure to comply with regulations applicable to it.

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

PART II – OTHER INFORMATION

Such adverse impacts could include the termination of certain credit default swaps that we have written, which would result in potentially large payment obligations owed by Ambac Assurance. Any of the foregoing items could prompt the initiation of delinquency proceedings with respect to Ambac Assurance. Even if delinquency proceedings were not commenced, the Commissioner of Insurance of the State of Wisconsin could impose additional limitations on our operations and business, which could limit the ability of Ambac Assurance to pay dividends to Ambac for an unspecified period of time.

Ambac Assurance is a party to a reinsurance agreement with Ambac UK, pursuant to which Ambac Assurance has reinsured certain financial guarantee obligations of Ambac UK. As a result of the decline in Ambac Assurance’s statutory surplus as of December 31, 2008 as compared to December 31, 2007, Ambac UK has the right to terminate the reinsurance agreement at any time. If the unaffiliated directors of Ambac UK were to determine that, as a result of Ambac Assurance’s financial condition, Ambac UK should terminate the reinsurance agreement, Ambac Assurance would be required to make substantial payments to Ambac UK. It is not clear whether the Commissioner of Insurance of the State of Wisconsin would permit Ambac Assurance to make such a payment to Ambac UK, given Ambac Assurance’s financial condition, and the Wisconsin regulator could prompt the initiation of delinquency proceedings with respect to Ambac Assurance in order to avoid such payment.

Characterization of losses on Ambac’s CDS portfolio as capital losses for U.S. federal tax purposes could result in a substantial reduction in the net operating loss carry forwards and a material assessment for prior years federal income taxes.

The majority of Ambac’s CDS contracts are on a “pay as you go” basis, which we believe are properly characterized as notional principal contracts. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets. Although, as discussed above, Ambac believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert that these contracts should be characterized as capital assets, Ambac would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for prior years’ federal income taxes. Such assessments could have a material adverse impact on our financial condition.

An ownership change under Section 382 of the Internal Revenue Code could have adverse tax consequences.

If Ambac were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of Ambac were to be sold by the current holders, it may experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, our ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis and/or our ability to continue to reflect the associated tax benefits as assets on our balance sheet, may be limited. We cannot give any assurance that we will not undergo an ownership change at a time when these limitations would have a significant effect.

Ultimate actual claim payments on our CDO of ABS and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.

As of June 30, 2009, Ambac reported a total of $6.7 billion of mark-to-market liabilities on credit derivative exposures, including an estimated credit impairment totaling $5.3 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine

PART II – OTHER INFORMATION

level subprime residential mortgage-backed securities (“Subprime MBS”). An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered by us to be below investment grade. We do not estimate impairment for investment grade credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, volatility of the future LIBOR curve (which could impact our estimates of future interest payments on our guaranteed obligations), macroeconomic factors such as interest rates and employment levels, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our statutory financial position possibly materially and adversely.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At June 30, 2009, approximately 38% of our investment portfolio is insured by financial guarantors, including Ambac. At June 30, 2009, approximately 12% of our investment portfolio comprises “Alt-A” mortgage-backed securities; Moody’s and S&P have recently undertaken a review of Alt-A mortgage-backed securities and have downgraded a large number of such securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Quarterly Report on Form 10-Q, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2009.

Certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses on a number of these investments. Additionally, management has decided that mortgage-backed securities that are believed to be impaired or are rated below investment grade, as well as certain other securities in the portfolio, are to be sold. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part 1, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this Quarterly Report on Form 10-Q, for further information. The following table summarizes amortized cost and estimated fair value of investments at June, 2009:

PART II – OTHER INFORMATION

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2009:
Fixed income securities:
Municipal obligations	$3,958.8	$57.9	$15.9	$4,000.8
Corporate obligations	583.7	3.7	76.9	510.5
Foreign obligations	161.1	8.7	0.6	169.2
U.S. government obligations	304.9	4.8	0.5	309.2
U.S. agency obligations	225.8	11.6	0.2	237.2
Residential mortgage-backed securities	2,390.8	158.7	240.7	2,308.8
Collateralized debt obligation securities	81.1	—	31.6	49.5
Other asset-backed securities	1,597.4	0.1	316.4	1,281.1
Short-term	1,062.1	—	—	1,062.1
Other	0.8	—	—	0.8

Total investments	$10,366.5	$245.5	$682.8	$9,929.2

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the June 30, 2009 fair values shown in the above table.

Previously, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines of a AAA-rated company. Therefore, Ambac Assurance has decided to invest a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. However, the investment in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in excess of those described above and/or decrease the liquidity of the insured portfolio.

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

If we do not meet the NYSE continued listing requirements, our common stock may be delisted.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. Our common stock is currently trading below $1.00. The application of the continued listing requirement regarding average closing price had been

PART II – OTHER INFORMATION

previously suspended temporarily, but the suspension ended on July 31, 2009. If we are notified by the NYSE that we have not met continued listing requirements, we generally would have a six-month period to take action to meet the minimum price requirements before our common stock could be suspended for trading or delisted, subject to continued compliance with other NYSE continued listing criteria. We would intend to take steps to cure any such non-compliance should we fall below the NYSE’s requirements, but if at the end of any cure period, we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems appropriate and will consider factors such as unsatisfactory financial condition or operating results. A delisting of our common stock would negatively impact us by, among other factors, reducing the liquidity and likely market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, each of which would negatively impact our stock price as well as our ability to raise equity financing.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the second quarter of 2009 and shares available at June 30, 2009:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2009	1,429	$1.0226	1,429	3,592,914
May 2009	5,036	$0.90	5,036	3,587,878
June 2009	13,977	$1.27	13,977	3,573,901

Second quarter 2009	20,442	$1.1616	20,442	3,573,901

(1)	Shares repurchased during the second quarter 2009 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From April 1, 2009 through August 10, 2009, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

PART II – OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders of Ambac held on May 5, 2009, and received the votes set forth below:

Proposal 1. The following directors were elected to serve on Ambac’s Board of Directors:

	Number of Votes Cast
	For	Withheld
Michael A. Callen	186,699,541	16,975,033
Jill M. Considine	187,677,424	15,997,151
Paul R. DeRosa	189,399,235	14,275,339
Philip N. Duff	164,516,949	39,157,626
Thomas C. Theobald	186,060,062	17,614,512
Laura S. Unger	187,882,093	15,791,671
Henry D. G. Wallace	188,943,069	14,731,505
David W. Wallis	188,944,362	14,680,213

There were no broker non-votes for this proposal.

Proposal 2. The proposal to ratify the selection of KPMG LLP, an independent registered public accounting firm, as independent auditors of Ambac and its subsidiaries for 2009 was adopted, with 195,530,568 votes in favor, 7,490,389 votes against and 653,617 votes abstaining. There were no broker non-votes for this proposal.

Item 6 - Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.20	Employment Agreement dated as of June 26, 2009 by and between ABK Investment Advisors, Inc., a Delaware corporation, and Robert S. Smith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)
Dated: August 10, 2009	By:	/s/ Sean T. Leonard
Sean T. Leonard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.20	Employment Agreement dated as of June 26, 2009 by and between ABK Investment Advisors, Inc., a Delaware corporation, and Robert S. Smith.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.