Form 10-Q
period 2009-09-30
AMBAC FINANCIAL GROUP INC
filed 2009-11-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 3, 2009, 287,589,393 shares of Common Stock, par value $0.01 per share, (net of 5,767,286 treasury shares and 1,021,603 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1- FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)	September 30, 2009	December 31, 2008
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $8,298,503 in 2009 and $11,080,723 in 2008)	$8,233,730	$8,537,676
Fixed income securities pledged as collateral, at fair value (amortized cost of $241,146 in 2009 and $277,291 in 2008)	248,829	286,853
Short-term investments, (amortized cost of $1,344,944 in 2009 and $1,454,229 in 2008)	1,344,945	1,454,229
Other (cost of $1,278 in 2009 and $13,956 in 2008)	1,278	14,059

Total investments	9,828,782	10,292,817
Cash and cash equivalents	149,554	107,811
Receivable for securities sold	53,339	15,483
Investment income due and accrued	66,899	116,769
Premium receivables	4,016,775	28,895
Reinsurance recoverable on paid and unpaid losses	68,166	157,627
Deferred ceded premium	549,199	292,837
Subrogation recoverable	570,133	10,088
Deferred taxes	—	2,127,499
Current income taxes	—	192,669
Deferred acquisition costs	300,127	207,229
Loans (includes $228,125 at fair value in 2009)	607,949	798,848
Derivative assets	1,187,636	2,187,214
Other assets	700,497	723,887

Total assets	$18,099,056	$17,259,673

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$6,100,656	$2,382,152
Losses and loss expense reserve	4,521,807	2,275,948
Ceded premiums payable	329,849	15,597
Obligations under investment and payment agreements	1,416,142	3,244,098
Obligations under investment repurchase agreements	113,527	113,737
Deferred taxes	18,856	—
Current taxes	50,567	—
Long-term debt (includes $894,815 at fair value in 2009)	2,751,625	1,868,690
Accrued interest payable	41,948	68,806
Derivative liabilities	4,652,390	10,089,895
Other liabilities	253,670	279,616
Payable for securities purchased	22,560	10,256

Total liabilities	20,273,597	20,348,795

Stockholders’(deficit) equity:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	2,944	2,944
Additional paid-in capital	2,171,848	2,030,031
Accumulated other comprehensive gains (losses)	6,372	(1,670,198)
Retained deficit	(4,448,113)	(3,550,768)
Common stock held in treasury at cost	(561,495)	(594,318)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,828,444)	(3,782,309)
Noncontrolling interest	653,903	693,187

Total stockholders’ deficit	(2,174,541)	(3,089,122)

Total liabilities and stockholders’ deficit	$18,099,056	$17,259,673

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(Dollars in Thousands, Except Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Financial Guarantee:
Net premiums earned	$238,401	$282,326	$612,945	$794,663
Net investment income	134,977	126,757	358,157	381,142
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(32,529)	(2,548)	(1,452,664)	(4,920)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(32,529)	(2,548)	(1,452,664)	(4,920)

Net realized investment gains	92,279	51,926	106,904	75,383
Change in fair value of credit derivatives:
Realized gains and losses and other settlements	(732,857)	(837,929)	(731,287)	(805,921)
Unrealized gains (losses)	2,865,761	(1,867,250)	4,411,004	(2,630,842)

Net change in fair value of credit derivatives	2,132,904	(2,705,179)	3,679,717	(3,436,763)
Other income	309,922	(2,713)	350,866	7,797
Financial Services:
Investment income	18,454	63,810	58,342	205,458
Derivative products	(222,450)	(17,199)	(280,868)	(102,057)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(11,660)	(124,280)	(283,858)	(451,932)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(11,660)	(124,280)	(283,858)	(451,932)

Net realized investment gains	28,109	39,289	142,345	55,173
Net change in fair value of total return swap contracts	6,902	(28,279)	18,573	(72,977)
Net mark-to-market (losses) gains on non-trading derivative contracts	(6,907)	(5,230)	783	(4,968)
Corporate and Other:
Other income	1,109	887	33,325	2,751
Net realized investment gains	—	—	33	—

Total revenues	2,689,511	(2,320,433)	3,344,600	(2,551,250)

Expenses:
Financial Guarantee:
Losses and loss expenses	459,213	607,702	2,429,890	1,311,169
Underwriting and operating expenses	28,039	47,051	133,537	157,909
Interest expense on variable interest entity notes	2,658	3,367	7,835	10,303
Financial Services:
Interest from investment and payment agreements	6,433	50,048	27,533	196,965
Other expenses	3,316	3,466	10,808	10,152
Corporate and Other:
Interest	29,918	29,970	89,601	84,422
Other expenses	5,975	10,027	6,659	33,216

Total expenses	535,552	751,631	2,705,863	1,804,136

Pre-tax income (loss) from continuing operations	2,153,959	(3,072,064)	638,737	(4,355,386)
(Benefit) provision for income taxes	(34,284)	(640,687)	1,211,477	(1,086,877)

Net income (loss)	$2,188,243	(2,431,377)	($572,740)	($3,268,509)
Less net loss attributable to the noncontrolling interest	(14)	(155)	(16)	(78)

Net income (loss) attributable to Ambac Financial Group, Inc.	$2,188,257	($2,431,222)	($572,724)	($3,268,431)

Net income (loss) per share attributable to Ambac Financial Group, Inc. common shareholders	$7.58	($8.45)	($1.99)	($13.66)
Net income (loss) per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$7.58	($8.45)	($1.99)	($13.66)
Weighted-average number of common shares outstanding:
Basic	288,770,269	287,599,495	287,647,272	239,265,594
Diluted	288,770,269	287,599,495	287,647,272	239,265,594

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total		Ambac Financial Group, Inc.						Noncontrolling Interest
		Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2009	($3,089,122)		($3,550,768)	($1,670,198)	$0	$2,944	$2,030,031	($594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(11,178)						128,547		(139,725)
Comprehensive income:
Net loss	(572,740)	($572,740)	(572,724)						(16)

Other comprehensive income:
Unrealized gains on performing securities, net of deferred income taxes of $869,680	1,717,185	1,717,185		1,717,185
Gain on derivative hedges, net of deferred income taxes of $170	315	315		315
Gain on foreign currency translation, net of deferred income taxes of $32,919	61,592	61,592		61,135					457

Other comprehensive income	1,779,092	1,779,092

Total comprehensive income	1,206,352	$1,206,352

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Dividends declared – subsidiary shares to non-controlling interest	(12,148)		(12,148)
Stock-based compensation	(19,552)		(32,822)				13,270
Cost of shares acquired	(115)							(115)
Shares issued under equity plans	32,938							32,938

Balance at September 30, 2009	($2,174,541)		($4,448,113)	$6,372	$0	$2,944	$2,171,848	($561,495)	$653,903

Balance at January 1, 2008	$2,271,954		$2,107,773	($22,138)	$0	$1,092	$839,952	($646,786)	($7,939)
Comprehensive loss:
Net loss	(3,268,509)	($3,268,509)	(3,268,431)						(78)

Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($547,903)	(1,094,955)	(1,094,955)		(1,094,955)
Gain on derivative hedges, net of deferred income taxes of $7,031	8,546	8,546		8,546
Gain on foreign currency translation, net of deferred income taxes of ($4,340)	(7,884)	(7,884)		(8,080)					196

Other comprehensive loss	(1,094,293)	(1,094,293)

Total comprehensive loss	(4,362,802)	($4,362,802)

Adjustment to initially apply ASC Topics 820 and 825, net of deferred income taxes of $10,826	20,102		20,102
Dividends declared - common stock	(12,924)		(12,924)
Dividends on restricted stock units	(33)		(33)
Exercise of stock options	(52,443)		(52,443)
Issuance of stock	1,182,032					1,852	1,180,180
Stock-based compensation	21,730						21,730
Excess cost related to share-based compensation	(13,721)						(13,721)
Cost of shares acquired	(1,071)							(1,071)
Shares issued under equity plans	52,443							52,443

Balance at September 30, 2008	($894,733)		($1,205,956)	($1,116,627)	$0	$2,944	$2,028,141	($595,414)	($7,821)

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in Thousands)	2009	2008
Cash flows from operating activities:
Net loss attributable to common shareholders	($572,724)	($3,268,431)
Noncontrolling interest in subsidiaries’ earnings	(16)	(78)

Net loss	(572,740)	(3,268,509)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,223	2,415
Amortization of bond premium and discount	(143,772)	(14,163)
Share-based compensation	13,315	17,443
Current income taxes	243,236	(851,658)
Deferred income taxes	1,243,586	(254,488)
Deferred acquisition costs	(100,610)	33,851
Unearned premiums, net	(436,753)	(414,583)
Losses and loss expenses, net	1,483,109	1,011,925
Ceded premiums payable	(349,535)	(18,976)
Investment income due and accrued	49,870	62,770
Accrued interest payable	(57,443)	(46,115)
Net mark-to-market (gains) losses	(4,430,360)	2,710,009
Net realized investment gains	(249,282)	(130,556)
Other-than-temporary impairment charges	1,736,522	456,852
Other, net	232,895	49,213

Net cash used in operating activities	(1,335,739)	(654,570)

Cash flows from investing activities:
Proceeds from sales of bonds	3,014,573	4,907,418
Proceeds from matured bonds	497,216	1,136,613
Purchases of bonds	(1,636,336)	(3,118,341)
Change in short-term investments	109,285	(455,227)
Loans, net	404,748	29,551
Recoveries from impaired investments	13	1,759
Change in swap collateral receivable	445,435	(130,443)
Cash acquired in consolidation of variable interest entities	1,013,260	—
Other, net	3,689	2,926

Net cash provided by investing activities	3,851,883	2,374,256

Cash flows from financing activities:
Dividends paid – common stockholders	—	(12,924)
Dividends paid – subsidiary shares to noncontrolling interest	(12,148)	—
Securities sold under agreements to repurchase	—	(100,000)
Proceeds from issuance of investment and payment agreements	53,756	39,916
Payments for investment and payment draws	(1,643,102)	(3,041,662)
Proceeds from issuance of long-term debt	—	228,969
Proceeds from the issuance of subsidiary shares to noncontrolling interest	100,000	—
Retirement of subsidiary shares to noncontrolling interest	(11,178)	—
Payments for redemption of variable interest entity long-term debt	(920,845)	—
Capital issuance costs	(297)	(11,462)
Net cash collateral received	(40,587)	(21,315)
Proceeds from issuance of common stock	—	1,182,032
Purchases of treasury stock	—	(1,072)
Excess tax benefit related to share-based compensation	—	(13,721)

Net cash used in financing activities	(2,474,401)	(1,751,239)

Net cash flow	41,743	(31,553)
Cash and cash equivalents at January 1	107,811	123,933

Cash and cash equivalents at September 30	$149,554	$92,380

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$32,580

Interest expense on long-term debt	$74,820	$79,402

Interest on investment agreements	$38,436	$227,805

Supplemental Schedule of Non-cash investing and financing activities:

The Company consolidated certain variable interest entities during the period. In conjunction with the consolidation of these entities, liabilities were assumed as follows

Fair value of assets consolidated	$833,848
Cash consolidated	1,013,260

Liabilities consolidated	$1,847,108

See accompanying Notes to Consolidated Unaudited Financial Statements.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(1)	Background and Basis of Presentation

Ambac Financial Group, Inc. (“Ambac” or the “Company”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provided financial guarantees and financial services to entities in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC with a negative outlook by Standard & Poor’s Ratings Service, a Standard & Poor’s Financial Services LLC business (“S&P”), and Ca, with a negative outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), a guarantor of public finance and structured finance obligations, has a CC financial strength rating with a developing outlook by S&P, and a Caa2 financial strength rating with a developing outlook from Moody’s. These ratings reflect multiple downgrades in Ambac Assurance’s financial strength ratings from June 2008 through August 2009.

Based on the holdings of cash, short term investments and bonds of $164,700 as of September 30, 2009, management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, but no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations in the long-term, or that Ambac will be able to access alternative sources of capital. Ambac Assurance is unable to pay dividends in 2009 and will likely be unable to pay dividends in 2010, absent special approval from the OCI, thus constraining Ambac’s principal source of liquidity. Further, other contingencies (e.g., an unfavorable outcome of the outstanding class action lawsuits against Ambac), could cause additional liquidity strain. While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, including maturing principal in the amount of $143,000 in August 2011. In addition, it is possible its liquidity may run out prior to the second quarter of 2011. Ambac is developing strategies to address its liquidity needs; such strategies may include a negotiated restructuring of its debt through a prepackaged bankruptcy proceeding. No assurances can be given that Ambac will be successful in executing any or all of its strategies. If Ambac is unable to execute these strategies, it will consider seeking bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups.

Ambac Assurance has not written a meaningful volume of financial guarantee business since November 2007. As such, Ambac is actively mitigating losses in Ambac Assurance’s insured portfolio and increasing the yield on its investment portfolio in order to maximize the residual value of Ambac Assurance. Further, the Company’s existing investment agreement and derivative product portfolios are in active runoff, which may result in transaction terminations, settlements, restructuring, assignments of and scheduled amortization of contracts. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to the extent we are able to do so.

Ambac’s principal business strategy going forward is to (i) grow our business by developing new business initiatives which capitalize on our expertise and relationships in the capital markets and (ii) increase the residual value of our financial guarantee business by mitigating losses on poorly performing transactions. Ambac had intended to reactivate Everspan Financial Guarantee Corp. (“Everspan”) for purposes of writing financial guarantee insurance in the U.S. public finance market; however, market conditions, among other things, hampered the Company’s efforts to raise third party capital. Since Ambac has been unable to raise capital for Everspan, it has postponed indefinitely its efforts to launch Everspan. Contributing factors to this decision are that management believes that Everspan will require substantially more capital, including third-party capital, and at least a AA S&P and A2 Moody’s rating in order to compete in the U.S. public finance market. Further, the Company has not received permission from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) to capitalize Everspan at a level enabling it to compete in that market, and it is unlikely that OCI will grant such permission without substantial improvement in Ambac Assurance’s financial position by significant further progress in reducing problem exposures.

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

On July 15, 2009, Ambac acquired the assets of NSM Capital Management LLC and Structured Credit Solutions LLC, which are now part of Ambac’s subsidiary, RangeMark Financial Services, Inc. (“RangeMark”). RangeMark provides consultative advisory, credit risk management, asset valuation, investment management, and debt capital markets services, all built around a core discipline of quantitative research and analytics to the structured credit and public finance markets. In addition to using their services to augment the management of Ambac’s and its affiliates’ investment portfolios and mortgage-related and other asset-backed financial guarantee liabilities, Ambac intends for RangeMark to continue to provide its suite of services to outside parties and will seek to grow and expand such services.

Regulatory Update:

Ambac Assurance has not yet completed its statutory financial statements for the third quarter of 2009. As a result of significant losses on exposures to residential mortgage backed securities (“RMBS”), including financial guarantee insurance policies and credit default swap contracts on CDO of ABS securities, Ambac Assurance’s statutory capital and surplus had been reduced significantly. Ambac Assurance continues to work to reduce exposures through commutations and other settlements. The third quarter 2009 results and ending statutory surplus will be affected by estimated impairment losses on credit derivatives, realized losses relating to other than temporary impairment losses on Alt-A investments and statutory loss and loss expenses incurred during the quarter and will also include the effects of commutations and other settlements completed prior to the filing of Ambac Assurance’s statutory financial statements, as well as other significant non-recurring third quarter activity such as reinsurance recaptures of $311,000, which has a positive effect on surplus, and the correction of an error in the prior quarter’s estimation of credit derivative impairments of approximately $280,000, which has a negative effect on surplus. Ambac Assurance’s statutory financial statements are scheduled to be filed with the OCI and the regulators in the other jurisdictions in which it is licensed no later than November 16, 2009. Statutory capital and surplus differs from stockholders’ deficit as determined under U. S. GAAP, principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

Due to the deterioration of Ambac Assurance’s financial condition, the OCI has increased its oversight of Ambac Assurance and is evaluating Ambac Assurance’s ability to pay all claims in its insured portfolio. While no proceeding is currently pending, following such evaluation and depending on the result of such review, OCI could decide to initiate delinquency proceedings with respect to Ambac Assurance to protect the interests of its policyholders. A number of adverse consequences could result from the initiation of delinquency proceedings, including, without limitation, the occurrence of an event of default with respect to Ambac’s debt, which could result in acceleration of principal of such debt in the amount of $1,642,500; termination of credit default swap contracts which are insured by Ambac Assurance, which could liquidate mark-to-market claims in respect of underlying exposures in the amount of $23,108,905; and the loss of control rights by Ambac Assurance in respect of insured transactions, thus compromising Ambac Assurance’s ability to mitigate loss in its insured portfolio and to fully realize the credit for remediation inherent in its loss reserves.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac Assurance is subject to the insurance laws and regulations of each jurisdiction in which it is licensed, some of which are described below. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose Ambac Assurance to fines, the loss of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance and/or the inability of Ambac Assurance to dividend monies to Ambac, all of which could have an adverse impact on our business results and prospects. Failure to comply with any of the foregoing items could prompt the initiation of delinquency proceedings with respect to Ambac Assurance which could have the adverse impacts described in the immediately preceding paragraph. Even if delinquency proceedings were not commenced, the OCI could impose additional limitations on our operations and business, which could limit the ability of Ambac Assurance to pay claims under financial guarantee insurance policies, credit default swaps and reinsurance agreements and to pay dividends to Ambac for an unspecified period of time.

Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having total net liability in respect of any one issue of municipal bonds in excess of an amount representing 10% of its qualified statutory capital. Total net liability, as defined by the Wisconsin Administrative Code, means the average annual amount due, net of reinsurance, for principal and interest on the insured amount of any one issue of municipal bonds. Additionally, Section 3.08 of the Wisconsin Administrative Code prohibits the Company from having outstanding cumulative net liability, under inforce policies of municipal bond insurance in an amount which exceeds qualified statutory capital. Cumulative net liability, as defined by the Wisconsin Administrative Code, means one-third of one percent of the insured unpaid principal and insured unpaid interest covered by inforce policies of municipal bond insurance.

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

As a result of the reduction in statutory capital and surplus and qualified statutory capital during 2009, Ambac Assurance is not in compliance with the single and aggregate risk limits. Ambac Assurance submitted a plan to the respective insurance regulators detailing the steps that Ambac Assurance has taken and will seek to take to reduce its exposure to no more than the permitted amounts. Following the submission of such plan, after notice and hearing, the regulators could require Ambac Assurance to cease transacting any new financial guarantee business until its exposure to losses no longer exceeds said limits.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Codification and references:

In June 2009, the FASB issued ASC Topic 105 Generally Accepted Accounting Principles, which applies to financial statements of nongovernmental entities that are presented in conformity with GAAP. On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). Pursuant to ASC Topic 105, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative U.S. GAAP for SEC registrants. Ambac adopted the provisions of ASC Topic 105 effective September 30, 2009. The adoption of ASC Topic 105 required Ambac to modify its disclosures within this report related to references to source of authoritative U.S. GAAP applied and did not have any effect on Ambac’s financial condition, results of operations or cash flows.

(2)	Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac has adopted in 2009. Retrospective application is required. Ambac has participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. The amount of income allocated to participating securities amounted to a $0.03 reduction to basic net income per common share outstanding during the three month period ended September 30, 2009. No income was allocated to participating securities during the nine month period ended September 30, 2009. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and nine months ended September 30, 2009 and 2008. The number of additional shares is calculated by assuming that outstanding stock options were exercised or purchased contracts were settled and that the proceeds from such exercises or settlements were used to acquire shares of common stock or retire existing debt as specified in the contract at the average market price during the year.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(3)	Application of the New Financial Guarantee Accounting Standard

In May 2008, the FASB issued standards to clarify existing accounting guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e., loss reserves). Ambac adopted ASC Topic 944 on January 1, 2009, except for the disclosures about the insurance enterprise’s risk management activities, which it adopted in the quarter ended September 30, 2008. ASC Topic 944 is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. As a result of adopting ASC Topic 944, a cumulative effect adjustment of ($381,716) was recorded to the opening balance of retained earnings at January 1, 2009. The impact of adopting this guidance on the Ambac’s balance sheet is as follows:

	As reported at December 31, 2008		As adjusted for ASC Topic 944 at January 1, 2009	Transition adjustment
Assets:
Premiums receivable	$28,895	(1)	$4,622,858	$4,593,963
Reinsurance recoverable on ceded losses	157,627		257,721	100,094
Deferred ceded premiums (formerly prepaid reinsurance)	292,837		1,215,996	923,159
Deferred acquisition costs	207,229		199,517	(7,712)

Total	$686,588		$6,296,092	$5,609,504

Liabilities:
Unearned premiums	$2,382,152		$7,204,206	$4,822,054
Loss and loss expense reserve	2,275,948		2,716,138	440,190
Ceded premiums payable	15,597		679,384	663,787
Other liabilities	279,616		344,805	65,189

Total	$4,953,313		$10,944,533	$5,991,220

Reduction to opening retained earnings upon adoption				($381,716)

(1)	Premiums receivable were reported in Other Assets at December 31, 2008.

A summary of the effects of ASC Topic 944 on the balance sheet amounts above is as follows:

•

Premiums receivable and ceded premiums payable increased to reflect the recording of the present value of future installment premiums discounted at a risk-free rate. Ceded premiums payable is reduced for the present value of future ceding commission receivable on reinsured policies. Refer to the “Net Premiums Earned” section below for a detailed discussion.

•

Unearned premiums and deferred ceded premiums increased to reflect the recording of the present value of future installment premiums discounted at a risk-free rate, offset by the change in the premium earnings methodology to the level-yield method. Refer to the “Net Premiums Earned” section below for a detailed discussion.

•

Loss and loss expense reserves and reinsurance recoverable on ceded losses increased to reflect estimated losses based on probability weighted cash flows discounted at a risk free rate as compared to a best estimate discounted using the after-tax investment yield of the Company’s investment portfolio, which was in accordance with existing guidance prior to the implementation of ASC Topic 944. These increases are offset by the requirement to recognize loss reserves only for the excess of the expected loss over the unearned premium reserve on a transaction by transaction basis. Refer to the “Loss reserves” section below for a detailed discussion.

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

The accounting policies for premium earnings, loss reserves and deferred acquisition costs discussed in the remainder of this Note only relate to Ambac’s policies in effect since January 1, 2009 in accordance with ASC Topic 944. As such, certain line items in the financial statements will not be comparable between periods. Please refer to Note 2 in the Notes to Consolidated Financial Statements of Ambac’s December 31, 2008 Form 10-K for a discussion of our policies in effect for periods prior to January 1, 2009.

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: i) the present value of future contractual premiums due (the “contractual” method) or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at September 30, 2009 is 2.7% and 11 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Below is the premium receivable roll-forward for the period ended September 30, 2009:

Premium receivable at December 31, 2008	$28,895
Impact of adoption of ASC Topic 944	4,593,963

Premium receivable at January 1, 2009	4,622,858
Premium payments received	(316,826)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(457,109)
Accretion of premium receivable discount	85,278
Other adjustments (including foreign exchange)	82,574

Premium receivable at September 30, 2009	$4,016,775

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset deferred acquisition cost) and recognized in income in proportion to ceded premiums.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below summarizes the future gross premiums corresponding to the related premium receivable on an undiscounted basis and future premiums earned, net of reinsurance at September 30, 2009:

	Future premiums expected to be collected(1)	Future expected premiums earned, net of reinsurance(1)
Three months ended:
December 31, 2009	$99,044	$119,077

Twelve months ended:
December 31, 2010	358,933	450,131
December 31, 2011	339,789	415,976
December 31, 2012	315,694	379,147
December 31, 2013	296,448	349,205

Five years ended:
December 31, 2018	1,240,613	1,377,994
December 31, 2023	983,972	992,734
December 31, 2028	812,771	732,508
December 31, 2033	570,564	463,167
December 31, 2038	237,535	197,203
December 31, 2043	64,000	57,056
December 31, 2048	14,411	13,917
December 31, 2053	2,163	3,259
December 31, 2058	31	83

Total	$5,335,968	$5,551,457

(1)	The future premiums corresponding to the receivable and future net premiums earned disclosed in the above table relate to the premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and nine months ending September 30, 2009 were $90,325 and $165,126, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below shows premiums written on a gross and net basis for the three and nine month periods ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Financial Guarantee:
Gross premiums written	($231,213)	$118,645	($388,884)	$419,132
Ceded premiums written	389,679	4,371	577,225	(36,609)

Net premiums written	$158,466	$123,016	$188,341	$382,523

Loss Reserves:

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Under ASC Topic 944 a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal classifications and credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) rating while adversely classified credits are assigned a rating of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit rating includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines. All credits are assigned risk classifications by the Surveillance Group using the following guidelines:

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve at September 30, 2009 was 2.48%.

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

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. Those transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

performance include (i) increased levels of early payment defaults, (ii) the significant number of loan charge-offs and resulting high level of losses and (iii) the rapid elimination of credit protections inherent in the transactions’ structures. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans, including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Pursuant to the transaction documents, the sponsor of the transaction is obligated to repurchase, cure or substitute the breaching loan. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available. To effect a repurchase the sponsor is generally required to repurchase the loan at the current unpaid principal balance of the loan plus accrued unpaid interest. In cases where loans are repurchased by a sponsor, the effect is typically to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac’s past experience with similar mortgage loan disputes is that it takes approximately three years from the identification of loans with material breaches to resolution with the sponsor. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses

We have performed the above-mentioned, detailed examinations on a variety of second lien transactions that have experienced exceptionally poor performance. However, the estimated recoveries we have recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of global financial institutions, all of which carry a single-A rating or better from a nationally recognized rating agency. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors).

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the period ended September 30, 2009:

		Year-to-date ended September 30, 2009
Loss reserves at December 31, 2008, net of subrogation recoverable and reinsurance		$2,129,758
Impact of adopting ASC Topic 944		339,426

Loss reserves at January 1, 2009, net of subrogation recoverable and net of reinsurance		$2,469,184

Changes in loss reserves due to:
Credits added	1,764,219
Credits removed	(72,199)
Change in existing credits	1,765,634
Change in subrogation recoveries	(1,057,093)
Claim payments, net of subrogation received and reinsurance	(972,177)

Net change in loss reserves		1,428,384
Intercompany elimination of VIEs (1)		(19,310)

Loss reserves at September 30, 2009		$3,878,258

(1)	Represents the elimination of intercompany loss reserves relating to Variable Interest Entities consolidated during the year in accordance with ASC Topic 810, Consolidation.

The net change in loss reserves of $1,428,384 for the nine months ended September 30, 2009 is included in loss and loss expenses in the Consolidated Statement of Operations.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below summarizes information related to policies currently included in Ambac’s loss reserves at September 30, 2009:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	17	16	38	57	71	2	201

Remaining weighted-average contract period (in years)	22	9	9	9	5	0	9

Gross insured contractual payments outstanding:
Principal	$160,342	$1,024,238	$5,085,641	$10,045,817	$11,480,231	$772	$27,797,041
Interest	73,204	42,642	867,705	5,010,814	2,878,671	164	8,873,200

Total	$233,546	$1,066,880	$5,953,346	$15,056,631	$14,358,902	$936	$36,670,241

Gross claim liability	$2,915	$203,927	$573,541	$3,337,160	$5,074,006	$937	$9,192,486
Less:
Gross potential recoveries	(3)	(24,272)	(49,742)	(1,203,473)	(2,339,386)	—	(3,616,876)
Discount, net	(480)	(19,979)	(42,065)	(158,532)	(985,645)	(64)	(1,206,765)

Net loss reserve (excluding reinsurance)	$2,432	$159,676	$481,734	$1,975,155	$1,748,975	$873	$4,368,845

Unearned premiums	$372	$5,351	$73,720	$234,229	$131,193	$—	$444,865

Loss reserve reported in the balance sheet (excluding reinsurance)	$2,060	$154,325	$408,014	$1,740,926	$1,617,782	$873	$3,923,980
Reinsurance recoverables reported in the balance sheet	$37	$478	$2,969	$23,672	$41,010	$—	$68,166

*	Excludes $17,673 gross of reinsurance and $17,451 net of reinsurance, of loss adjustment expense reserves.

Loss reserves on non-defaulted credits were $2,532,062 at September 30, 2009. These loss reserves were comprised of 132 credits with net par of $16,244,937. Loss reserves on defaulted credits were $1,328,744 at September 30, 2009, comprising 69 credits with net par outstanding of $10,527,630. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $17,451 and $33,579 at September 30, 2009 and December 31, 2008, respectively.

Loss reserves ceded to reinsurers are calculated in a similar manner to those noted above for gross loss reserves. Loss reserves ceded to reinsurers at September 30, 2009 were $68,166. Amounts are included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

The provision for losses and loss expenses in the accompanying Consolidated Statements of Operations represents the expense recorded to bring the total reserve to a level determined by management

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

to be adequate for losses inherent in the non-derivative financial guarantee insurance portfolio. Ambac’s management believes that the reserves for losses and loss expenses and UPR are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Deferred Acquisition Costs:

Financial guarantee insurance costs that vary with and are primarily related to the production of business have been deferred. Ambac periodically conducts a study to determine the amount of operating costs that vary with and primarily relate to the acquisition of business and qualify for deferral. These costs include compensation of certain employees, premium taxes, ceding commissions payable on assumed business and certain other underwriting expenses, net of ceding commissions receivable on ceded business. Certain future costs associated with installment premium contracts, such as premium taxes and ceding commissions, are estimated and present valued using the same assumptions used to estimate the related premiums receivable described in the “Net Premiums Earned” section above. Given the negligible amount of new business underwritten during 2008 and 2009, the amount of acquisition costs eligible for deferral has decreased significantly from prior years. Premium taxes and reinsurance commissions are deferred in their entirety. Costs associated with credit derivatives are expensed as incurred. Deferred acquisition costs are expensed in proportion to premium revenue recognized. Amortization of deferred acquisition costs is adjusted to reflect acceleration of premium revenue due to refunding or calls and to reflect changes in the estimated lives of certain obligations. As a result of changes to the premium revenue recognition model under ASC Topic 944, as described in the Net Premiums Earned section above, deferred acquisition costs were evaluated under the new standard and ultimately impacted the cumulative effect adjustment made to retained earnings at January 1, 2009, as noted above.

(4)	Derivative Contracts

ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10, Fair Value Measurements. Effective beginning with the quarter ended March 31, 2009, ASC Topic 815 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The enhanced disclosures have been included in the discussion below.

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, total return swaps, certain interest rate and currency swaps and futures contracts. Credit derivatives have also been purchased to mitigate portions of the risks assumed under written credit derivative contracts. See “Derivative Contracts Classified as Held for Trading Purposes” below for further discussion of these products. Interest rate and currency swaps are also used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. Certain of these transactions are designated as fair value hedges or cash flow hedges under ASC Topic 815. See “Derivative Contracts used for Non-Trading and Hedging Purposes” below for further discussion of derivatives used for risk management purposes.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $245,813 and $618,784 as of September 30, 2009 and December 31, 2008, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $90,011 and $130,381 as of September 30, 2009 and December 31, 2008, respectively. The following table summarizes the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of September 30, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$272,878	Derivative liabilities	$4,094,030
Interest rate swaps	Derivative assets	445,433	Derivative liabilities	515,712
	Derivative liabilities	150,141	Derivative assets	14,290
Currency swaps	Derivative assets	370,699	Derivative liabilities	182,712
Futures contracts	Derivative assets	—	Derivative liabilities	9,573
Other contracts	Derivative assets	—	Derivative liabilities	263

Total derivatives held for trading		1,239,151		4,816,580

Derivatives designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	—	Derivative liabilities	—
	Derivative liabilities	53	Derivative assets	—

Total derivatives designated as hedging instruments under ASC Topic 815		53		—

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	112,916	Derivative liabilities	295
	Derivative liabilities	—	Derivative assets	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		112,916		295

Total derivatives		$1,352,120		$4,816,875

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of September 30, 2009 arose from such purchased credit default swaps.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $2,900,000 and a net liability fair value of $69,000 as of September 30, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at September 30, 2009 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90,000 of collateral to the counterparty.

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

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of September 30, 2009:

Ambac Rating	CDO of ABS	CDO of CDO	CLO	Other	Total
AAA	$—	$—	$5,346,112	$4,496,657	$9,842,769
AA	—	—	9,568,142	2,833,714	12,401,856
A	—	—	2,055,069	945,066	3,000,135
BBB	—	—	941,301	718,417	1,659,718
Below investment grade	22,587,982	65,172	417,474	100,000	23,170,628

	$22,587,982	$65,172	$18,328,098	$9,093,854	$50,075,106

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below summarizes information by major category as of September 30, 2009:

	CDO of ABS	CDO of CDO	CLO	Other	Total
Number of CDS transactions	22	1	76	37	136
Remaining expected weighted-average life of obligations (in years)	18.4	8.1	4.4	5.0	10.8
Gross principal notional outstanding	$23,042,982	$65,172	$18,328,098	$9,093,854	$50,530,106
Hedge principal notional outstanding	$455,000	$—	$—	$—	$455,000
Net derivative liabilities (at fair value)	$2,842,580	$13,470	$498,564	$466,538	$3,821,152

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

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of purchased credit derivatives included in net fair value of credit derivatives was $272,878 and $321,007 at September 30, 2009 and December 31, 2008, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $745,672 and $769,456 for the three and nine months ended September 30, 2009, respectively, and $853,270 and $854,945 for the three and nine months ended September 30, 2008, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above in Note 3. The table below summarizes information related to CDS contracts currently on Ambac’s adversely classified credit listing:

	Surveillance Categories
	IA	II	III	IV	Total
Number of CDS transactions	7	5	14	4	30
Remaining expected weighted-average life of obligations (in years)	4.6	8.8	21.4	15.8	17.4
Net principal notional outstanding	$1,705,759	$3,867,909	$15,340,632	$3,544,613	$24,458,913
Net derivative liabilities (at fair value)	$160,851	$285,940	$1,923,604	$667,824	$3,038,219

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The interest rate swaps provided typically require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. Ambac Financial Services manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Within the trading derivatives portfolio, Ambac Financial Services enters into interest rate and currency swaps with professional counterparties and uses exchange traded U.S. Treasury futures with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, (iii) variability between Treasury and swap rates, and (iv) changes in inflation expectations and nominal swap rates in the United Kingdom. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss of $90 and $140 at September 30, 2009 and December 31, 2008, respectively. Ambac has economically hedged the risk of interest rate increases through Ambac Financial Service’s trading derivatives portfolio to mitigate floating rate obligations elsewhere in the company, including in the credit derivative portfolio. As of September 30, 2009, the notional amounts of Ambac Financial Services’ trading derivative products are as follows:

Type of derivative	Notional
Interest rate swaps—receive-fixed/pay-variable	$2,878,954
Interest rate swaps—pay-fixed/receive-variable	3,114,126
Interest rate swaps—basis swaps	3,613,816
Currency swaps	2,086,320
Futures contracts	568,700
Other contracts	242,486

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts with professional counterparties. These contracts required Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. The referenced fixed income obligations met Ambac Assurance’s financial guarantee credit underwriting criteria at the time of the transactions. During the three months ended September 30, 2009, all remaining total return swaps were terminated and settled.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the three and nine months ended of September 30, 2009:

		Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Three months ended September 30, 2009	Nine months ended September 30, 2009
Financial Guarantee
Credit derivatives	Net change in fair value of credit derivatives	$2,132,904	$3,679,717
Financial Services derivatives products
Interest rate swaps	Derivative products	(188,817)	(251,887)
Currency swaps	Derivative products	(8,294)	(13,132)
Total return swaps	Net change in fair value of total return swap contracts	6,902	18,573
Futures contracts	Derivative products	(25,635)	(17,175)
Other derivatives	Derivative products	274	953

Total Financial Services derivative products		(215,570)	(262,668)

Total derivative contracts held for trading purposes		$1,917,334	$3,417,049

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps are used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms between investment agreement contracts and invested assets that support those contracts. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income. Derivatives may be used for non-trading and hedging purposes, even if they do not meet the technical requirements for hedge accounting under ASC Topic 815.

As of September 30, 2009, the notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes are as follows:

Notional
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps	$972
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	469,665

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under ASC Topic 815, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market gains (losses) on non-trading derivative contracts.” Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item.

The following table summarizes the location and amount of gains and losses of fair value hedges and related hedge item reported in the Consolidated Statement of Operations for the three and nine months ended September 30, 2009:

Derivatives in ASC Topic 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Hedged Item	Net Gain or (Loss) Recognized in Income Related to Hedge Terminations and Ineffectiveness
Three months ended September 30, 2009:
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(1,280)	$1,062	$(218)

	Financial Services: Interest from investment and payment agreements	1,423	(2,849)	(1,426)

Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	—	—	—

	Financial Services: Interest from investment and payment agreements	—	—	—

Total		$143	$(1,787)	$(1,644)

Nine months ended September 30, 2009:
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(65,375)	$66,011	$636

	Financial Services: Interest from investment and payment agreements	6,691	(8,403)	(1,712)

Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	(94)	92	(2)

	Financial Services: Interest from investment and payment agreements	35	(54)	(19)

Total		$(58,743)	$57,646	$(1,097)

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under ASC Topic 815 is reported in “Accumulated Other Comprehensive Losses” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. As of September 30, 2009, $758 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Income are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the consolidated financial statements for the three and nine months ended of September 30, 2009:

Derivatives in ASC Topic 815 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Three months ended September 30, 2009:
Interest rate swaps	$(370)	Financial Services: Investment income	$481	Net mark-to-market gains (losses) on non-trading derivative contracts	$19

Total	$(370)		$481		$19

Nine months ended September 30, 2009:
Interest rate swaps	$(1,427)	Financial Services: Investment income	$2,196	Net mark-to-market gains (losses) on non-trading derivative contracts	$75

Total	$(1,427)		$2,196		$75

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative or hedged item expires or is sold or the hedge relationship is re-designated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Income” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Income” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

previously designated as cash flow hedges will be recognized in net income. In connection with the significant terminations within Ambac’s investment agreement portfolio during 2008 and the first nine months of 2009, many hedge accounting relationships have been discontinued.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts were $365 and $7,147 for the three and nine months ended September 30, 2009, respectively.

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

As of September 30, 2009, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $227,867 related to which Ambac had posted assets as collateral with a fair value of $371,569. All such ratings-based contingent features have been triggered as of September 30, 2009, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on September 30, 2009, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of September 30, 2009 and December 31, 2008, the liability for unrecognized tax benefits is approximately $50,980 and $83,200, respectively. Included in these balances at September 30, 2009 and December 31, 2008 are $50,567 and $83,200, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

As a result of the availability of net operating loss carrybacks, during the three months and nine months ended September 30, 2009, Ambac released $35,375 from its liability for unrecognized tax benefits related to tax years 2006 and 2007, as any IRS assessment would be fully covered by the loss carryback.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three and nine months ended September 30, 2009, Ambac recognized interest of approximately $1,025 and $3,075, respectively, compared to approximately $1,025 and $3,075 in the three and nine months ended September 30, 2008. Ambac had approximately $12,075 and $9,000 for the payment of interest accrued at September 30, 2009 and December 31, 2008, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. A full valuation allowance of $2,788,609 has been established against the operating portion of its deferred tax asset.

The capital loss portion of its deferred tax asset is comprised of $442,458 relating to securities that Ambac has the intent to sell and $21,184 relating to securities for which management has the intent and ability to hold such securities to maturity. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to the securities that Ambac intends to sell and has set up a full valuation allowance against this portion. No valuation allowance is needed on the portion of the deferred tax asset related to securities that Ambac has both the intent and ability to hold these securities until recovery. It is reasonably possible that the intent and ability to hold such securities may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against this portion of the deferred tax asset.

The Company has a deferred tax liability of $40,040, which is comprised of deferred tax liabilities resulting from foreign currency translation and various fair value amounts. The timing of the reversal of these items is indeterminable. These liabilities have been netted against the deferred tax asset for securities held to maturity, resulting in an overall deferred tax liability of $18,856.

(6)	Investments

Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1, of ASC Topic 320, Investments – Debt and Equity Securities. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities and presentation and disclosure of other-than-temporary impairments of debt and equity securities. Under the new guidance, if an entity assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. The cumulative effect of adopting ASC Paragraph 320-10-65-1 is recognized as a $102,065 adjustment to increase retained earnings with an offsetting adjustment to accumulated other comprehensive income. The adoption adjustment represents the after-tax difference between (i) the April 1, 2009 amortized cost of debt securities for which an other-than-temporary impairment was previously recognized and which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis and (ii) the present value of cash flows expected to be collected on such securities.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Effective April 1, 2009, Ambac also adopted ASC Paragraph 820-10-65-4, which provides additional guidance for estimating fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, when the volume and level of activity for the asset or liability have significantly decreased. The adoption of ASC Paragraph 820-10-65-4 did not have a significant impact on Ambac’s financial statements.

The amortized cost and estimated fair value of investments at September 30, 2009 and December 31, 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009
Fixed income securities:
Municipal obligations	$3,148,404	$175,412	$8,940	$3,314,876
Corporate obligations	902,648	18,732	45,759	875,621
Foreign obligations	182,514	11,369	985	192,898
U.S. government obligations	210,274	4,870	—	215,144
U.S. agency obligations	164,303	10,681	61	174,923
Residential mortgage-backed securities	1,973,070	206,482	156,839	2,022,713
Collateralized debt obligations	80,395	22	20,837	59,580
Other asset-backed securities	1,636,895	7	258,927	1,377,975
Short-term	1,344,944	1	—	1,344,945
Other	1,278	—	—	1,278

	9,644,725	427,576	492,348	9,579,953

Fixed income securities pledged as collateral:
U.S. government obligations	143,418	2,689	125	145,982
U.S. agency obligations	25,401	1,755	—	27,156
Residential mortgage-backed securities	72,327	3,364	—	75,691

Total collateralized investments	241,146	7,808	125	248,829

Total investments	$9,885,871	$435,384	$492,473	$9,828,782

December 31, 2008
Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543
Corporate obligations	443,804	7,448	69,688	381,564
Foreign obligations	143,328	8,669	1,628	150,369
U.S. government obligations	172,838	10,988	—	183,826
U.S. agency obligations	483,751	75,533	—	559,284
Residential mortgage-backed securities	3,788,822	19,131	1,946,981	1,860,972
Asset-backed securities	1,626,849	2,768	488,499	1,141,118
Short-term	1,454,229	—	—	1,454,229
Other	13,956	232	129	14,059

	12,548,908	166,732	2,709,676	10,005,964

Fixed income securities pledged as collateral:
U.S. government obligations	125,068	4,626	—	129,694
U.S. agency obligations	29,735	2,222	—	31,957
Mortgage-backed securities	122,488	2,714	—	125,202

Total collateralized investments	277,291	9,562	—	286,853

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Foreign obligations consist primarily of government issued securities which are denominated in Pounds Sterling, Euros or Australian dollars.

The amortized cost and estimated fair value of investments at September 30, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,471,879	$1,475,947
Due after one year through five years	840,456	855,939
Due after five years through ten years	922,895	932,166
Due after ten years	2,887,954	3,028,771

	6,123,184	6,292,823
Residential mortgage-backed securities	2,045,397	2,098,404
Collateralized debt obligations	80,395	59,580
Other asset-backed securities	1,636,895	1,377,975

	$9,885,871	$9,828,782

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at September 30, 2009 and December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
September 30, 2009:
Fixed income securities:
Municipal obligations	$70,559	$7,851	$50,808	$1,089	$121,367	$8,940
Corporate obligations	116,729	14,100	135,991	31,659	252,720	45,759
Foreign obligations	9,586	239	4,935	746	14,521	985
U.S. government obligations	19,680	125	—	—	19,680	125
U.S. agency obligations	6,204	61	—	—	6,204	61
Residential mortgage-backed securities	175,597	70,620	145,719	86,219	321,316	156,839
Collateralized debt obligations	8,593	214	50,965	20,623	59,558	20,837
Other asset-backed securities	790,020	170,534	339,468	88,393	1,129,488	258,927

Total temporarily impaired securities	$1,196,968	$263,744	$727,886	$228,729	$1,924,854	$492,473

December 31, 2008:
Fixed income securities:
Municipal obligations	$2,420,553	$150,494	$524,667	$52,257	$2,945,220	$202,751
Corporate obligations	133,118	12,868	148,322	56,820	281,440	69,688
Foreign obligations	18,270	1,628	—	—	18,270	1,628
Residential mortgage-backed securities	225,612	40,549	651,680	1,906,432	877,292	1,946,981
Asset-backed securities	638,170	212,501	339,612	275,998	977,782	488,499
Short-term and other	1,494	108	59	21	1,553	129

Total temporarily impaired securities	$3,437,217	$418,148	$1,664,340	$2,291,528	$5,101,557	$2,709,676

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment, including substantial or continuous declines in fair value below amortized cost or declines in external credit ratings from the time the securities were purchased. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of September 30, 2009 and December 31, 2008 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. As of September 30, 2009, management had the intent to sell securities with a total fair value of $3,800,000, which is considered to be immediately available for liquidity needs in our analysis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not we would be required to sell additional securities, other than those already identified for sale, before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of September 30, 2009, for securities that have indications of possible other than temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at September 30, 2009, $290,805 of the total fair value and $90,636 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $166,546 and unrealized loss balance of $70,678. Of the securities that were in a gross unrealized loss position at December 31, 2008, $56,553 of the total fair value and $129,741 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $54,534 and unrealized loss balance of $129,468.

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of September 30, 2009 is primarily related to Alt-A residential mortgage backed securities. Of the $86,219 of unrealized losses on mortgage-backed securities for greater than 12 months, $78,606, or 91%, is attributable to 17 individual Alt-A securities. These individual securities have been in an unrealized loss position for 21 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2006-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

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

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the nine months ended September 30, 2009 reflects improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $88,393 of unrealized losses on other asset-backed securities greater than 12 months, 8 student loan positions comprise $59,102 of the total. These individual securities have been in an unrealized loss position for between 20-21 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management does not have any credit concerns with these transactions and therefore believes that the timely receipt of all principal and interest from asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the three and nine month periods ended September 30, 2009 and 2008:

	Three-months ended September 30,		Nine-months ended September 30,
	2009	2008	2009	2008
Gross realized gains on securities	$121,447	$87,646	$178,026	$131,071
Gross realized losses on securities	(1,201)	(21,568)	(52,964)	(33,991)
NCFE recoveries	—	—	13	1,759
Net gain on investment agreement terminations	96	24,899	120,911	24,899
Foreign exchange (losses) gains	46	238	3,263	6,818

Net realized gains/losses, excluding other-than-temporary impairments	120,388	91,215	249,249	130,556
Net other-than-temporary impairments (a)	44,189	126,828	1,736,522	456,852

Total net realized gains (losses) and other-than-temporary impairments included in earnings	$76,199	$(35,613)	$(1,487,273)	$(326,296)

(a)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis. There were no other-than-temporary impairments recognized in other comprehensive income for the three or nine months ended September 30, 2009.

Other than temporary impairments for the nine months ended September 30, 2009 included charges of $906,264 to write-down the amortized cost basis of tax-exempt municipal bonds and most

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

residential mortgage-backed securities to fair value at September 30, 2009 as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Other than temporary impairment charges were $126,828 and $456,852 in the three and nine month periods ended September 30, 2008, respectively. Charges in 2008 included $75,119 and $269,920 for the three and nine months ended September 30, 2008, respectively, related to write-downs of certain securities that were believed to be credit impaired and $51,709 and $186,932 for the three and nine months ended September 30, 2008, respectively, related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time.

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio – Ambac pledges assets it holds in its investment portfolio to (a) investment and payment agreement counterparties; (b) derivative counterparties; and (c) a non-U.S. domiciled insurance company which has ceded insurance risks to Ambac. The assets pledged to a non-U.S. domiciled insurance company are being returned to Ambac in November 2009 as a result of the termination of the reinsurance agreement. Securities pledged to investment and payment agreement counterparties as well as non-U.S. domiciled insurers may not then be re-pledged to another entity. Ambac has also sold securities in its Financial Services investment portfolio under agreements to repurchase (“repurchase agreements”). Ambac’s counterparties under derivative agreements and repurchase agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements – Ambac may repledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties and non-U.S. domiciled insurers at September 30, 2009 and December 31, 2008:

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

	Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non-U.S. domiciled insurers	Fair value of securities sold under agreements to repurchase
September 30, 2009:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,620,796	$1,199,007	$404,631	$17,158	$—
Cash and securities pledged from its derivative counterparties	90,011	—	90,011	—	—

December 31, 2008:
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$3,195,550	$2,404,591	$775,256	$15,703	$—
Cash and securities pledged from its derivative counterparties	229,382	—	227,313	—	—

Securities carried at $7,141 and $6,999 at September 30, 2009 and December 31, 2008, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

(7)	Special Purpose Entities and Variable Interest Entities

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac has provided financial guarantee insurance, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Ambac has also sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets; these special purpose entities are considered Qualifying Special Purpose Entities (“QSPEs”). Finally, Ambac is an investor in mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE.

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

ASC Topic 810 requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both upon the inception of that holder’s involvement in the VIE. ASC Topic 810 also requires the primary beneficiary or a holder of a variable interest that is not the primary beneficiary or the primary beneficiary’s related parties to reconsider its initial decision to consolidate a variable interest entity upon occurrence of certain specified events in a subsequent reporting period. Ambac evaluates the existence of a VIE upon entering into a transaction that involves a special purpose entity. For all entities determined to be VIEs, Ambac determines whether it is the primary beneficiary of a VIE both at inception and when reconsideration events occur. This is determined by first performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms, which variable interests create or absorb variability, related party relationships and the design of the VIE. When qualitative analysis is not conclusive, Ambac performs a quantitative analysis. Generally, Ambac does not absorb the majority of the expected losses and is not the primary beneficiary as the result of its guarantee of insured obligations issued by VIEs due the financial protection available to Ambac in the structure as noted above. Ambac generally considers its guarantee of principal and interest payments of insured obligations, given nonperformance by a nonconsolidated VIE, to be a significant variable interest.

Consolidated VIE

As of September 30, 2009, consolidated VIE assets and liabilities were $1,128,103 and $1,122,684, respectively. As of December 31, 2008, consolidated VIE assets and liabilities were $241,607 and $248,420, respectively. Ambac determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by or insured assets held by the VIEs and from holding any additional variable interests issued by the VIEs. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs.

At September 30, 2009, five VIEs are being consolidated, which had debt obligations and/or assets insured by Ambac. One VIE had previously been consolidated by Ambac since the inception of the transaction due to the lack of any credit enhancement subordinate to the notes insured by Ambac. Four additional VIEs are consolidated as of June 30, 2009 as a result of Ambac terminating certain reinsurance contracts with a reinsurer. Because the reinsurance contracts are considered implicit variable interests in the respective VIEs being reinsured, the termination of those contracts triggered a reconsideration event under ASC Topic 810. Consequently, Ambac was required to reevaluate its variable interests in these VIEs and concluded it was the primary beneficiary and thus required to consolidate the entities. There are 15 VIEs related to RMBS securitizations that Ambac was required to consolidate under ASC Topic 810 upon reconsideration in relation to the termination of reinsurance contracts and purchases of Ambac guaranteed securities. However, Ambac evaluated these VIEs under FAS 167 “Amendments to FASB Interpretation No. 46(R)” and determined that Ambac may not have to consolidate these same VIEs upon the adoption of FAS 167 on January 1, 2010. Consequently, Ambac will not consolidate these VIEs since the consolidation requirement (i) is temporary in nature, (ii) results in amounts that would have been consolidated under the current rules are not material to our financial statements, and (iii) might cause confusion to users of our financial statements. Ambac’s exposures in these VIEs are adequately reflected on our Consolidated Balance Sheets and Statements of Operations in accordance with ASC Topic 944.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The consolidation of these 15 VIEs would increase Ambac’s assets and liabilities by approximately $1,258,000 and $1,199,000, respectively. The income statement effect related to consolidation of these 15 VIEs would be a gain of approximately $19,374 and $58,750 for the three month and nine month periods ended September 30, 2009, respectively. These consolidation effects would be eliminated on January 1, 2010 upon adoption of FAS 167.

The financial reports of one VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of this VIE are consolidated on a one quarter lag.

Total variable interest entity notes outstanding was $1,596,814 and $244,500 as of September 30, 2009 and December 31, 2008, respectively. The range of final maturity dates of the variable interest entity notes outstanding is January 2019 to December 2047 as of September 30, 2009. As of September 30, 2009, the interest rates on the variable interest entity notes ranged from 0.32% to 8.06%. Ambac is subject to potential consolidation of an additional $612,960 of assets and liabilities in connection with future utilization of one of the VIEs

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of the VIEs are consolidated into the respective Balance Sheet captions.

	At September 30, 2009	At December 31, 2008
Assets:
Fixed income securities, at fair value	$544,620	$—
Cash	1,018	1,049
Investment income due and accrued	1,365	4,599
Loans (includes $228,125 at fair value in 2009)	443,310	231,603
Derivative assets	112,915	—
Other assets	24,875	4,356

Total assets	$1,128,103	$241,607

Liabilities:
Accrued interest payable	$722	$3,841
Long-term debt (includes $894,815 at fair value in 2009)	1,121,908	244,500
Other liabilities	54	79

Total liabilities	1,122,684	248,420

Stockholders’ equity:
Noncontrolling interest	5,419	(6,813)

Total liabilities and stockholders’ equity	$1,128,103	$241,607

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Significant Variable Interests in Non-consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s significant variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of September 30, 2009:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Premium Receivable	Insurance Liabilities(2)	Derivative Liabilities(3)
Global Structured Finance:
Collateralized debt obligations	$66,228,128	$144,775	$198,738	$3,976,189
Mortgage-backed - residential	44,823,588	326,324	2,960,473	8,003
Mortgage-backed - commercial	1,563,836	4,533	29,443	32,132
Other consumer asset-backed	12,394,424	81,918	81,837	9,207
Other commercial asset-backed	45,025,366	1,614,712	2,111,208	25,157
Other	18,612,202	269,096	671,742	24,302

Total Global Structured Finance	188,647,544	2,441,358	6,053,441	4,074,990
Global Public Finance	50,207,575	794,628	964,177	9,388

Total	$238,855,119	$3,235,986	$7,017,618	$4,084,378

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 3 for further information related to the accounting for financial guarantee insurance contracts.
(3)

Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 4 “Derivative Contracts” for further information related to the accounting for credit derivative contracts.

Qualified Special Purpose Entities:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These entities meet the characteristics of QSPEs in accordance with ASC Topic 860, Transfers and Servicing. QSPEs are not subject to the requirements of ASC Topic 810 and, accordingly, are not consolidated in Ambac’s financial statements. The QSPEs are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve the QSPEs. The QSPEs permitted activities are limited to those outlined below.

As of September 30, 2009, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

rating of A- and weighted average life of 5.8 years at September 30, 2009. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regard to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of September 30, 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the nine months ended September 30, 2009 and the year ended December 31, 2008. Ambac Assurance received premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $3,828 and $4,261 for the nine months ended September 30, 2009 and 2008, respectively. Ambac paid claims to the QSPEs of $42,588 and $0 for the nine months ended September 30, 2009 and 2008, respectively, under these financial guarantee contracts. Ambac also received fees for providing other services amounting to $154 and $159 for the nine months ended September 30, 2009 and 2008, respectively.

Derivative contracts are provided by Ambac Financial Services. Consistent with other non-hedging derivatives, Ambac Financial Services account for these contracts on a trade date basis at fair value. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” on Ambac’s Consolidated Statements of Operations. Ambac Financial Services paid $12,248 and received $12,295 for the nine months ended September 30, 2009 and 2008, respectively, under these derivative contracts. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 10 Fair Value Measurements.

Ambac has elected to account for its equity interest in the QSPEs at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments, effective January 1, 2008. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ASC Topic 323, Investments – Equity Method in Joint Ventures. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings at January 1, 2008 as a result of the re-measurement to fair value. At September 30, 2009 the fair value of the QSPEs is $13,795 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the three and nine months ended September 30, 2009 is $408 and ($495), respectively, and is included within Other Income on the Consolidated Statements of Operations.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(8)	Stockholders’ Equity

Effective January 1, 2009, ASC Topic 810 requires that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest, retrospectively for all periods presented. As a result of this adoption, Ambac reclassified noncontrolling interests in the amount of $693,187 into the equity section of the December 31, 2008 consolidated balance sheets. Non-controlling interests includes primarily the preferred stock of Ambac Assurance. In the first nine months of 2009, Ambac Assurance sold an additional $100,000 of preferred stock, bringing the total to $800,000 (32,000 shares of preferred stock). Also, through September 2009, Ambac Assurance retired 5,589 shares of preferred stock for $11,178; 4,686 of these shares were acquired in connection with a CDO commutation in July 2009. The retirement of the preferred stock resulted in an increase in equity attributed to Ambac Financial Group, Inc. of $128,547.

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Net Income Attributable to Ambac Financial Group, Inc.

Transfers (to) from the noncontrolling interest

As of September 30, 2009

Net income attributable to Ambac Financial Group, Inc.	$(572,724)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital
From retirement of 5,589 shares of preferred stock	128,547

Change from net income attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	$(444,177)

(9)	Segment Information

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to (i) investment advisory, consulting and research services to the structured credit markets and (ii) corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of interest income. Inter-segment revenues consist of dividends received.

The following table is a summary of financial information by reportable segment of and for the three and nine month periods ended September 30, 2009 and 2008:

Three months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
2009:
Revenues:
Unaffiliated customers	$2,875,954	($187,552)	$1,109	$—	$2,689,511
Inter-segment	(64,775)	64,605	—	170	—

Total revenues	$2,811,179	($122,947)	$1,109	$170	$2,689,511

Income before income taxes:
Unaffiliated customers	$2,386,044	($197,301)	($34,784)	$—	$2,153,959
Inter-segment	(69,644)	69,119	(301)	826	—

Total income before income taxes	$2,316,400	($128,182)	($35,085)	$826	$2,153,959

Total assets	$15,191,745	$2,707,116	$200,195	$—	$18,099,056

2008:
Revenues:
Unaffiliated customers	($2,249,431)	($71,889)	$887	$—	($2,320,433)
Inter-segment	4,864	(4,357)	55,154	(55,661)	—

Total revenues	($2,244,567)	($76,246)	$56,041	($55,661)	($2,320,433)

Income before income taxes:
Unaffiliated customers	($2,907,551)	($125,403)	($39,110)	$—	($3,072,064)
Inter-segment	8,012	(5,514)	51,229	(53,727)	—

Total income before income taxes	($2,899,539)	($130,917)	$12,119	($53,727)	($3,072,064)

Total assets	$14,223,419	$5,965,633	$257,123	$—	$20,446,175

Nine months ended September 30,	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
2009:
Revenues:
Unaffiliated customers	$3,655,925	($344,683)	$33,358	$—	$3,344,600
Inter-segment	(49,340)	50,034	359	(1,053)	—

Total revenues	$3,606,585	($294,649)	$33,717	($1,053)	$3,344,600

Income before income taxes:
Unaffiliated customers	$1,084,663	($383,024)	($62,902)	$—	$638,737
Inter-segment	(54,210)	54,152	58	—	—

Total income before income taxes	$1,030,453	($328,872)	($62,844)	$—	$638,737

Total assets	$15,191,745	$2,707,116	$200,195	$—	$18,099,056

2008:
Revenues:
Unaffiliated customers	($2,182,698)	($371,303)	$2,751	$—	($2,551,250)
Inter-segment	12,040	(11,365)	164,598	(165,273)	—

Total revenues	($2,170,658)	($382,668)	$167,349	($165,273)	($2,551,250)

Income before income taxes:
Unaffiliated customers	($3,662,079)	($578,420)	($114,887)	$—	($4,355,386)
Inter-segment	22,464	(16,388)	158,942	(165,018)	—

Total income before income taxes	($3,639,615)	($594,808)	$44,055	($165,018)	($4,355,386)

Total assets	$14,223,419	$5,965,633	$257,123	$—	$20,446,175

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	($85,001)	$143,741	$1,943,189	$74,232	$238,643	($2,578,637)
United Kingdom	(45,988)	71,912	13,628	17,236	17,410	(7,721)
Other international	(100,224)	22,748	176,087	27,177	26,273	(118,821)

Total	($231,213)	$238,401	$2,132,904	$118,645	$282,326	($2,705,179)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	($198,321)	$427,305	$3,372,566	$254,852	$656,696	($3,218,855)
United Kingdom	(29,744)	111,720	8,271	68,172	52,639	(9,160)
Other international	(160,819)	73,920	298,880	96,108	85,328	(208,748)

Total	($388,884)	$612,945	$3,679,717	$419,132	$794,663	($3,436,763)

(10)	Fair Value Measurements

On January 1, 2008, Ambac adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031. As described in Note 6, effective April 1, 2009, Ambac adopted ASC Paragraph 820-10-65-4 which provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. The adoption of ASC Paragraph 820-10-65-4 did not have a significant impact on Ambac’s financial statements.

We reflect Ambac’s own creditworthiness in the fair value of financial instruments by changing the discount rate used by observable credit spreads on Ambac Assurance.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	September 30, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$8,233,730	$8,233,730	$8,537,676	$8,537,676
Fixed income securities pledged as collateral(1)	248,829	248,829	286,853	286,853
Short-term investments	1,344,945	1,344,945	1,454,229	1,454,229
Other investments	1,278	1,278	14,059	14,059
Cash	149,554	149,554	107,811	107,811
Loans	607,949	610,214	798,848	971,795
Derivative assets	1,187,636	1,187,636	2,187,214	2,187,214
Other assets	13,795	13,795	14,290	14,290

Financial liabilities:
Obligations under investment, repurchase and payment agreements	1,529,669	1,430,539	3,357,835	3,377,318
Long-term debt	2,751,625	1,548,889	1,868,690	626,301
Derivative liabilities	4,652,390	4,652,390	10,089,895	10,089,895
Liability for net financial guarantees written	5,872,054	2,308,307	4,270,758	4,489,014

(1)	See breakout of fixed income securities in Note 6.

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1 –	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, money market funds and mutual funds.

• Level 2 –	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include fixed income securities representing municipal, asset-backed and corporate obligations, most interest rate and currency swap derivatives, total return swaps, certain credit derivative contracts and long-term debt of certain variable interest entities consolidated under ASC Topic 810.

• Level 3 –	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain interest rate swaps contracts which are not referenced to commonly quoted interest rates, the Company’s equity interest in QSPEs, loan receivables of certain variable interest entities consolidated under ASC Topic 810, investments in certain fixed income securities and long-term debt of certain variable interest entities consolidated under ASC Topic 810 for which quoted prices are not available and valuation models require significant Company based assumptions.

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage backed and certain other asset-backed securities held in our investment portfolio and referenced in our credit derivative portfolio, due to the very low levels of recent trading activity for such securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative, instruments, loans receivable by and debt instruments issued by variable interest entities consolidated under ASC Topic 810 and equity interests in QSPEs.

Fixed Income Securities:

The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At September 30, 2009, approximately 8%, 75% and 3% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 14% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, total return and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

and tax-exempt interest ratios. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $16,045,222 and $10,246,697 at September 30, 2009 and December 31, 2008, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party quotes were used in the determination of CDS fair values related to transactions representing 68% of CDS net par outstanding and 50% of the CDS derivative liability as of September 30, 2009.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 32% of CDS net par outstanding and 50% of the CDS derivative liability as of September 30, 2009.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

We do not adjust the relative change ratio until an actual internal rating downgrade has occurred unless we observe new pricing on financial guarantee CDS contracts. However, because we have active surveillance procedures in place for our entire CDS portfolio, particularly for transactions at or near a below investment grade threshold, we believe it is unlikely that an internal downgrade would lag the actual credit deterioration of a transaction for any meaningful time period. The factors used to increase the percentage of reference obligation spread captured in the CDS fee (or relative change ratio) are based on rating agency probability of default percentages determined by management to be appropriate for the relevant bond type. That is, the probability of default associated with the respective tenor and internal rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% x 60% = 73.2%.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the nine months ended September 30, 2009 and 2008. Ambac is not transacting CDS business currently, other guarantors have stated they have exited this product, and it is possible insurance regulators will prohibit Ambac Assurance and its competitors from transacting this product going forward.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $50,075,106 and $56,801,198 at September 30, 2009 and December 31, 2008, respectively. Refer to Note 4 to the Unaudited Consolidated Financial Statements for additional disclosures about Ambac’s credit derivative positions and results.

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

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of September 30, 2009 and December 31, 2008 was 4,262 and 1,687 basis points, respectively. Refer to Note 3, Loss and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

Long-term Debt:

The fair value of debentures classified as long-term debt is based on quoted market prices. Debt instruments issued by variable interest entities that Ambac consolidates as required by ASC Topic 810 are included in long-term debt on the balance sheet and reported at fair value. The fair values of VIE debt instruments are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on estimates of the fair values of financial assets available to fund the debt service, including amounts due under financial guarantee policies provided by Ambac Assurance.

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in QSPEs (included in Other assets), Loans and Obligations under investment, repurchase and payment agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of September 30, 2009 and December 31, 2008 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

	Level 1	Level 2	Level 3	Total
September 30, 2009
Financial assets:
Fixed income securities	$215,144	$7,675,464	$343,122	$8,233,730
Fixed income securities, pledged as collateral	145,982	102,847	—	248,829
Short-term investments	1,344,945	—	—	1,344,945
Other investments	—	1,178	—	1,178
Cash	149,554	—	—	149,554
Loans	—	—	228,125	228,125
Derivative assets	—	821,689	365,947	1,187,636
Other assets	—	—	13,795	13,795
Total financial assets	1,855,625	8,601,178	950,989	11,407,792
Financial liabilities:
Derivative liabilities	9,573	548,787	4,094,030	4,652,390
Long-term debt	—	499,873	394,942	894,815
Total financial liabilities	9,573	1,048,660	4,488,972	5,547,205

	Level 1	Level 2	Level 3	Total
December 31, 2008
Financial assets:
Fixed income securities	$183,826	$8,270,397	$83,453	$8,537,676
Fixed income securities, pledged as collateral	129,694	157,159	—	286,853
Short-term investments	1,454,229	—	—	1,454,229
Other investments(1)	4,059	—	—	4,059
Cash	107,811	—	—	107,811
Derivative assets	—	1,684,141	503,073	2,187,214
Other assets	—	—	14,290	14,290
Total financial assets	1,879,619	10,111,697	600,816	12,592,132
Financial liabilities:
Derivative liabilities	—	1,555,412	8,534,483	10,089,895
Total financial liabilities	—	1,555,412	8,534,483	10,089,895

(1)	Excludes a $100 and $10,000 investment, in 2009 and 2008, respectively, which is carried in the Consolidated Balance Sheet at cost.

The following tables present the changes in the Level 3 fair value category for the three and nine months ended September 30, 2009 and 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Level- 3 financial assets and liabilities accounted for at fair value

Three Months ended September 30, 2009	Investments	Loans	Other Assets	Derivatives	Long Term Debt	Total
Balance, beginning of period	$245,981	$229,918	$13,387	($6,586,999)	($381,274)	($6,478,987)
Total gains/(losses)(realized and unrealized):
Included in earnings	31,533	(1,793)	408	2,147,146	(13,668)	2,163,626
Included in other comprehensive income	6,519	—	—	—	—	6,519
Purchases, issuances and settlements	—	—	—	711,770	—	711,770
Additions for consolidated VIEs	—	—	—	—	—	—
Transfers in and/or out of Level 3	59,089	—	—	—	—	59,089

Balance, end of period	$343,122	$228,125	$13,795	($3,728,083)	($394,942)	($3,537,983)

Nine Months ended September 30, 2009	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$83,453	$—	$14,290	($8,031,410)	$—	($7,933,667)
Total gains/(losses)(realized and unrealized):
Included in earnings	31,642	(1,793)	(495)	3,638,080	(13,668)	3,653,766
Included in other comprehensive income	17,736	—	—	—	—	17,736
Purchases, issuances and settlements	(5,800)	—	—	665,247	—	659,447
Additions for consolidated VIEs	126,537	229,918	—	—	(381,274)	(24,819)
Transfers in and/or out of Level 3	89,554	—	—	—	—	89,554

Balance, end of period	$343,122	$228,125	$13,795	($3,728,083)	($394,942)	($3,537,983)

Three Months ended September 30, 2008	Investments	Other Assets	Derivatives	Total
Balance, beginning of period	$—	$14,649	($6,650,536)	($6,635,887)
Total gains/(losses)(realized and unrealized):
Included in earnings	—	(627)	(2,713,720)	(2,714,347)
Included in other comprehensive income	(8,974)	—	—	(8,974)
Purchases, issuances and settlements	37,236	—	823,167	860,403
Transfers in and/or out of Level 3	181,020	—	—	181,020

Balance, end of period	$209,282	$14,022	($8,541,089)	($8,317,785)

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Nine Months ended September 30, 2008	Investments	Other Assets	Derivatives	Total
Balance, beginning of period	$—	$14,307	($5,766,041)	($5,751,734)
Total gains/(losses)(realized and unrealized):
Included in earnings	—	(285)	(3,515,392)	(3,515,677)
Included in other comprehensive income	(8,974)	—	—	(8,974)
Purchases, issuances and settlements	37,236	—	740,344	777,580
Transfers in and/or out of Level 3	181,020	—	—	181,020

Balance, end of period	$209,282	$14,022	($8,541,089)	($8,317,785)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All invested assets that have internally modeled fair values have been classified as Level 3 as of September 30, 2009 and December 31, 2008.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and nine months ended September 30, 2009 and 2008 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative	Derivative products revenues	Other income
Three Months ended September 30, 2009
Total gains or losses included in earnings for the period	$31,533	($732,857)	$2,865,761	$14,242	$16,513
Gains or losses relating to the assets and liabilities still held at the reporting date	31,533	11,346	2,244,793	14,390	16,513

Nine Months ended September 30, 2009
Total gains or losses included in earnings for the period	$31,642	($712,012)	$4,392,324	($42,232)	$15,610
Gains or losses relating to the assets and liabilities still held at the reporting date	31,642	30,664	3,618,646	(26,902)	15,610

Three Months ended September 30, 2008
Total gains or losses included in earnings for the period	$—	($838,079)	($1,866,816)	($8,825)	($627)
Gains or losses relating to the assets and liabilities still held at the reporting date	—	11,701	(2,735,223)	(6,069)	(627)

Nine Months ended September 30, 2008
Total gains or losses included in earnings for the period	$—	($806,369)	($2,627,480)	($81,543)	($285)
Gains or losses relating to the assets and liabilities still held at the reporting date	—	40,407	(3,708,165)	(74,118)	(285)

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(11)	Commitments and Contingencies

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. A purchaser of Ambac’s DISCS has threatened to file a lawsuit against Ambac and its chief financial officer related to the purchase of the DISCS. The allegations in the threatened lawsuit are similar to those made in the above-described litigation and relate to the class period specified in the above-described litigation.

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

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the notion to intervene was denied; plaintiffs in the Delaware action have appealed that decision and briefing on the appeal is currently underway; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac and Ambac Assurance have been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), Oakland, California, Sacramento, California and Riverside, California , the City and County of San Francisco, the Counties of San Mateo, Alameda and Contra Costa, California, the City of Los Angeles Department of Water and Power and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Ambac was originally named as a defendant in lawsuits filed by Los Angeles, Stockton and the Counties of San Diego, San Mateo and Contra Costa, California against a number of financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products. Ambac is not named as a defendant in the plaintiff’s amended complaints and is, therefore, dismissed without prejudice from the lawsuits, although the amended complaints still allege that Ambac is a co-conspirator.

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac Assurance and Ambac Financial Services have been named in a lawsuit filed by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. New Orleans alleges that, (1) as a result of the loss of its triple-A ratings, Ambac Assurance is unable to perform its obligations under its financial guarantee insurance policy and that this alleged inability to perform has cost New Orleans additional interest costs on the bonds, and (2) Ambac Financial Services improperly directed PaineWebber to adjust the floating rate paid by PaineWebber under the interest rate swap agreement to an index rate, thereby increasing the interest cost of the bond issue to New Orleans.

Ambac Assurance has been named in a lawsuit filed by the administrator of certain pooled loan programs involving health care institutions. Ambac Assurance insured bonds which financed the pooled loan programs. The administrator claims that Ambac Assurance breached a contractual obligation to pay certain fees to the administrator.

Ambac Assurance and certain of its subsidiaries have been named in or threatened with lawsuits by issuers and other counterparties in auction rate securities and variable rate demand obligation transactions insured by Ambac Assurance. Generally, these lawsuits and threatened lawsuits involve claims by the counterparties that they incurred losses as a result of Ambac Assurance’s deteriorated financial position and alleged failures by Ambac Assurance to disclose its exposure to CDOs and RMBS and its financial condition.

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

Ambac is involved from time to time in various routine legal proceedings, including proceedings related to litigation with present or former employees. Although Ambac’s litigation with present or former employees is routine and incidental to the conduct of its business, such litigation can result in large

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for, among other things, termination of employment that is wrongful or in violation of implied contracts.

In the ordinary course of their businesses, certain of Ambac’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may be result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Ambac’s results of operations in that quarter or fiscal year.

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

(12)	Subsequent Events

In May 2009, the FASB issued ASC Topic 855 Subsequent Events, which establishes principles and requirements for subsequent events. Ambac adopted ASC Topic 855 in the quarter ending June 30, 2009. The date through which subsequent events have been evaluated was November 9, 2009 for the quarter ended September 30, 2009, the same date on which Ambac’s financial statements were issued.

(13)	Future Application of Accounting Standards

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

SFAS 166 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after the effective date. Additionally, on or after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by ASC paragraph 860-10-65-2, “Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities”, are required only for periods after the effective date. Comparative information for disclosures previously required by ASC paragraph 860-10-65-2 that are also required by SFAS 166 shall be presented.

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

Also, SFAS 167 will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Currently, Interpretation 46(R) requires reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occur.

SFAS 167 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. For public enterprises, in periods after initial adoption, comparative disclosures for those disclosures that were not previously required by ASC paragraph 860-10-65-2, are required only for periods after the effective date. Comparative information for disclosures previously required by ASC paragraph 860-10-65-2 that are also required by SFAS 167 shall be presented.

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

In August 2009, the FASB issued Accounting Standards Updates (“ASU”) No. 2009-05 “Measuring Liabilities at Fair Value”, an amendment to ASC Topic 820 “Fair Value Measurements and Disclosures”. Among other things, this ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses: a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets; or 2) a valuation technique that applies the income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. In addition, this ASU clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical

Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The ASU is effective for interim and annual periods beginning after August 27, 2009, and applies to all fair-value measurements of liabilities required by GAAP. Ambac will adopt the provisions of this ASU on October 1, 2009. The adoption of ASU No. 2009-05 not expected to have a material effect on Ambac’s financial statements.

In October 2009, the FASB issued ASU 2009-13, amending ASC Subtopic 605-25, Revenue Recognition—Multiple-Element Arrangements. ASC Subtopic 605-25 sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Ambac will adopt the provisions of ASU 2009-13 effective January 1, 2011 and is currently evaluating the implications of ASU 2009-13 on its financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) Ambac’s available liquidity is currently insufficient to fund its needs beyond the near term and failure to successfully execute on its current strategies could result in it running out of liquidity; (2) as a result of Ambac Assurance’s deteriorating financial condition, regulators could commence delinquency proceedings; (3) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (4) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (5) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (6) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (7) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements seek to declare events of default or seek judicial relief or bring claims alleging violation or breach of covenants by Ambac or one of its subsidiaries; (8) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (9) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (10) changes in capital requirements whether resulting from downgrades in our insured portfolio or changes in rating agencies’ rating criteria or other reasons; (11) the risk that we may be required to raise additional capital, which could have a dilutive effect on our outstanding equity capital and/or future earnings; (12) our ability or inability to raise additional capital, including the risks that regulatory or other approvals for any plan to raise capital are not obtained, or that various conditions to such a plan, either imposed by third parties or imposed by Ambac or its Board of Directors, are not satisfied and thus potentially necessary capital raising transactions do not occur, or the risk that for other reasons the Company cannot accomplish any potentially necessary capital raising transactions; (13) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (14) changes in Ambac’s and/or Ambac Assurance’s credit or financial strength ratings; (15) risks relating to the postponement of launching Everspan Financial Guarantee Corp.; (16) competitive conditions, pricing levels and reduction in demand for financial guarantee products; (17) credit and liquidity risks due to unscheduled and unanticipated withdrawals on

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

investment agreements; (18) legislative and regulatory developments, including the Troubled Asset Relief Program and other programs under the Emergency Economic Stabilization Act and other similar programs; (19) changes in accounting principles or practices relating to the financial guarantee industry or that may impact Ambac’s reported financial results; (20) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under ASC Topic 815, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of ASC Topic 944, which, among other things, introduces volatility in the recognition of premium earnings and losses; (21) the risk that our underwriting and risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (22) operational risks, including with respect to internal processes, risk models, systems and employees; (23) factors that may influence the amount of installment premiums paid to Ambac; (24) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (25) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (26) changes in tax laws; (27) other factors described in the Risk Factors section in Part I, Item 1A of the 2008 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (28) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Overview

Ambac Financial Group, Inc., headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provided financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC and with a negative outlook by Standard & Poor’s Ratings Service, a Standard & Poor’s Financial Services LLC business (“S&P”), and Ca, with a negative outlook, by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac has historically provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded in July 2009 by Moody’s to Caa2, with a developing outlook, and by S&P to CC, with a developing outlook. As a result of rating agency actions since 2007, as well as investor concern with respect to these actions, Ambac Assurance and its operating subsidiaries have been able to originate only a de minimis amount of new financial guarantee business since November 2007 and none in 2009.

Ambac Assurance has two financial guarantee insurance operating subsidiaries, Ambac Assurance UK Limited (“Ambac UK”) and Everspan Financial Guarantee Corp. (previously Connie Lee Insurance Company) (“Everspan”). Ambac UK insured a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g., securitizations of substantially all of the operating assets of a corporation) and other obligations, generally within Western Europe. Everspan is a financial guarantee insurance company that was purchased by Ambac Assurance in 1997 and placed into runoff.

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

Through its financial services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. As of September 30, 2009, all total return swaps have been terminated and settled. The obligations of the various subsidiaries which write the financial services business are insured by Ambac Assurance. In 2008, Ambac decided to discontinue writing new business in its Financial Services segment and are being run off. In the process of doing so, we expect to execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; the ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult. Such hedging transactions may include execution of swaps or other derivative instruments for the purpose of re-hedging risks inherent in the investment agreement business and the interest rate and currency swap business or hedging risks in the financial guarantee business.

As a holding company, Ambac is largely dependent on dividends from Ambac Assurance to pay dividends on its common stock, to pay principal and interest on its indebtedness and to pay its operating expenses. Ambac Assurance is unable to pay dividends to Ambac in 2009 without the consent of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), and is unlikely to be able to pay dividends in 2010 without the prior consent of OCI. See Part I, Item 2 “Management’s Discussion and Analysis—Liquidity and Capital Resources” of this Form 10-Q for further information.

Financial information concerning our business segments for each of 2009 and 2008 is set forth in the consolidated Financial Statements, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part I, Items 1, 2 and 3 of this Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, in the 2008 Form 10-K filed with the SEC on March 16, 2009, Form 10-Q for the quarterly period ended March 31, 2009 filed with the SEC on May 18, 2009 and Form 10-Q for the quarterly period ended June 30, 2009 filed with the SEC on August 10, 2009.

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

ASC Topic 944, Financial Services - Insurance clarifies how existing guidance applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e., loss reserves). Ambac adopted the loss reserve provisions of ASC Topic 944 on January 1, 2009. ASC Topic 944 is required to be applied to inforce financial guarantee insurance contracts issued upon adoption as well as new financial guarantee contracts issued in the future.

Under ASC Topic 944 a loss reserve is recorded on the balance sheet for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the unearned premium reserve (“UPR”) for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

classification while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has very little exposure ceded to reinsurance. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3. “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits at September 30, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Defaulted credits	69	$10,528	$1,329
All other credits	132	16,245	2,532

Totals	201	$26,773	$3,861

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to four bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of assets affected or the magnitude of the effect. The four bond types are residential mortgage-backed securities (“RMBS”); healthcare institutions; aircraft lease securitizations known as Enhanced Equipment Trust Certificates (“EETC”); and collateralized debt obligations (“CDOs”). These four bond types represent 91% of our ever-to-date claim payments.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers principally into three broad credit risk classes: prime, mid-prime (including alt-A, interest only, and negative amortization) and sub-prime. Prime loans are typically made to borrowers who have a strong credit history and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient with regard to credit history or ability to repay these loans. Compared with prime loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

propensity of these borrowers to extract equity during refinancing. The mid-prime category includes loans backed by borrowers who typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

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

The table below indicates the number of credits, net par outstanding and total loss reserves for RMBS exposures at September 30, 2009:

$ in millions	Number of credits	Net par outstanding	Net Loss Reserves
Second-lien	40	$7,898	$744
Mid-prime	60	8,026	1,705
Sub-prime	19	1,888	100
Other	8	314	95

Totals	127	$18,126	$2,644

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

Second-Lien:

We used a roll-rate methodology to estimate loss reserves for second-lien transactions which observes trends in delinquencies, defaults, loss severities, prepayments and extrapolates ultimate performance from this data on an individual transaction basis and their component pools where they exist. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for the third quarter of 2009 loss estimates:

Prepayment Rates:

Throughout 2008 and into the second quarter of 2009, we saw voluntary prepayments decline below levels expected; that environment persisted in the third quarter of 2009. There are several primary drivers of the trend: negative house price appreciation (“HPA”), an impaired mortgage market and borrowers’ inability to prepay balances. In our opinion, these factors will not be ameliorated in the foreseeable future and thus we generally project recent trends into the future. This translates into projected prepayment rates comparable to those in second quarter of 2009 (in the 2% to 4% range.)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Initial Delinquencies:

Whereas prepayments declined in 2008, initial delinquencies consistently exceeded expectations, climbing throughout 2008 and 2009. This backdrop shapes our assumption that initial delinquencies will rise from .50% to 1% while total initial delinquencies are projected to start from about 2% to over 7%. In several cases where the recent data indicates continued deterioration and collateral is considered to be vulnerable from the perspective of borrower quality, geography and CLTV, we project initial delinquencies will increase further by .50%. In no cases have we projected any decrease.

Loss Severity:

Prior to 2009, we established a maximum of 100% loss severity for mortgages that are collateral for the transactions. Recently, we have observed increases in severity as carrying costs were combined with complete write-offs of outstanding loans. As such, we have increased projected loss severities to range between 100% and 107%.

One notable development with regard to several of the second-lien transactions is that, while we heavily discounted the impact of mortgage insurance in previous quarters, in the third quarter of 2009 the positive effect of this form of credit support was almost entirely eliminated; the impact on our model was to increase net loss severities as we have seen mortgage insurers unwilling to pay claims under their contracts.

Borrower Default burnout:

We assume that defaults remain near present levels throughout 2009 and the first three quarters of 2010. Thereafter, we assume that the rate of mortgage defaults will decline by 50% over a six month period beginning in September 2010. We assume that the distressed default levels will begin to abate once housing prices stabilize. We analyzed implied housing futures prices as an indication of market expectations for the timing of that event and the assumed six month decline reflects a reversion to longer term housing price appreciation trends that were evident prior to both the steep national housing price increases and the subsequent correction. We believe the positive developments in the factors that drive defaults and loss severities, and ultimately claims, in our second lien and HELOC books support this view. Specifically, jobless claims may be close to peaking, while several housing indices are showing gains for the first time since early 2007. The “burnout” included in our model is usually from extremely high default levels (between 20 and 35 CDR) and as such, we believe the resulting lower default rates are still distressed.

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain second-lien insured transactions. These transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor performance include (i) increased levels of early payment defaults, (ii) the significant number of loan

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

charge-offs and resulting high level of losses and (iii) the rapid elimination of credit protections inherent in the transactions’ structures. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is obligated to repurchase, cure or substitute the breaching loan. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available. To effect a repurchase, the sponsor is generally required to repurchase the loan at the current unpaid principal balance of the loan plus accrued unpaid interest. Notwithstanding the material breaches of representations and warranties, Ambac has continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations. In cases where loans are repurchased by a sponsor, the effect is typically to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization.

Ambac’s estimate of subrogation recoveries includes two components: (1) the amount of actual loans with identified material breaches of representations and warranties discovered from samples of poorly performing loans (“Adverse samples”) in a securitization and (2) estimated amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans (“Random samples”) taken from the entire population of loans in a securitization. The amount the sponsors believe to be their liability for these breaches is not known.

During the third quarter of 2009, two additional transactions were added to the population of estimated subrogation recoveries, one utilizing a random sample and one utilizing an adverse sample.

During the third quarter, Ambac expanded its use of the extrapolation approach to estimating the amount of subrogation recoveries to all transactions where a statistically valid random sample of loan files was available. Given the scale of the losses in the RMBS portfolio, and the evidence of pervasive breaches, Ambac believes limiting remediation credit to the loan amounts where actual breaches have been discovered is inconsistent with its gross claim projection methodology and understates the amount Ambac is expected to recover from sponsors. As a result, the number of transactions where random samples were extrapolated to estimate the amount of the subrogation recovery increased from one as of June 30, 2009 to seven as of September 2009. Correspondingly, the number of transactions where an adverse sample was used decreased from ten to six.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac has updated its estimated subrogation recoveries from $859.5 million at December 31, 2008 to $1,922.0 million at September 30, 2009. The balance of subrogation recoveries and the related claim liabilities at September 30, 2009 and December 31, 2008 are as follows:

September 30, 2009				December 31, 2008
Count	Claim liability	Subrogation recoveries (1)	Claim liability, net of subrogation recoveries	Method	Count	Claim liability	Subrogation recoveries (1)	Claim liability, net of subrogation recoveries
6	888.5	(471.6)	462.8	Adverse samples	10	1,313.2	(637.3)	675.9
7	944.6	(1,450.4)	(76.8)	Random samples	1	241.5	(222.2)	19.3
13	1,833.1	(1,922.0)	386.0	Totals	11	1,554.7	(859.5)	695.2

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. Therefore, to the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the recorded amount of claim liabilities for a given policy.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac’s past experience with similar mortgage loan disputes is that it takes approximately three years from the identification of loans with material breaches to resolution with the sponsor. Using this experience as a basis for projecting the future subrogation cash flows, we assumed recovery in 2011 for eleven transactions and 2012 for those added in the third quarter of 2009, discounted at a risk-free rate of 1.43%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second lien transactions that have experienced exceptionally poor performance. However, the estimated recoveries we have recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of global financial institutions, all of which carry a single-A rating or better from a nationally recognized rating agency. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

First-Lien:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Though decreasing in the past several months, we continue to witness a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for these phenomena, including that poorly underwritten and/or fraudulent loans were bundled in the transactions and have now been foreclosed by the servicer, servicer errors and/or that there were a number of highly-levered borrowers who are walking away from negative equity situations. We identify underperforming exposures in this segment of our portfolio by analyzing the trend of late stage delinquencies (90+ day delinquencies, foreclosures, bankruptcies, and REO categories). In addition, we assess the amount of credit support available below our senior position to determine our internal rating. Through the second quarter of 2009, our loss estimates for this segment of our insured portfolio used a roll-rate approach which was based on a loss timing curve to project lifetime mortgage defaults. As a result of the rapid deterioration of the collateral underlying these transactions, we adjusted our loss timing curve to assume the acceleration of the timing of defaults in 2009, relative to the 2008 analysis.

Beginning in the third quarter of 2009, Ambac began using a multi-scenario stochastic (Monte Carlo) cash flow model to estimate loss reserves for first lien RMBS exposures. The model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

i.	Home price projections at the Core Based Statistical Area (CBSA) level. Home price projections were obtained from an independent third party;

ii.	An interest rate tool to generate term interest rate scenarios;

iii.	An unemployment module to project unemployment rates at the State level;

iv.	A discrete loan-level credit module to estimate the probability of monthly loan level credit performance through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default); and

v.	A severity module which pairs with the credit module and, on the basis of loan level information, generates a Loss Given Default severity time line.

The pool of mortgage loans backing each securitization are selected from a proprietary loan-level database and the loss and prepayment scenarios across all loans are used to generate aggregated future cash-inflows. Ambac’s cash-flow model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We take an average of 300 claim cash-flow scenarios and discount them as appropriate to estimate the gross claim liability.

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer will take a series of steps to adjust the monthly mortgage payment to 31% of a borrower’s total pretax monthly income: (i) reduce the interest rate to as low as 2%, (ii) if necessary, extend the loan term to 40 years; and (iii), if necessary, defer a portion of the principal until the loan is paid off and waive interest on the deferred amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

HAMP is applicable to the Ambac wrapped transactions serviced by servicers that have signed servicer participation agreements. In July of 2009, servicers significantly increased HAMP modification activity with high volumes of loans modified monthly. These volumes continued to increase in August and September of 2009. Based on the current activity and the latest indications from government published sources, Ambac assumed that each month 10% of HAMP-eligible loans will be modified by HAMP participating servicers. HAMP-eligible loans are based on meeting specific criteria, including (i) borrower is delinquent on their mortgage or faces imminent risk of default; (ii) property is occupied as borrower’s primary residence; and (iii) mortgage was originated on or before January 1, 2009, and unpaid principal balance must be no greater than $729,750 for one-unit properties. The model is currently incorporating only the interest component of the HAMP program.

Servicer Intervention:

The model also reflects the steps Ambac is taking to address shortcomings in servicing performance including transferring servicing on selected mortgage pools where the legal right exists to do so. Additionally, Ambac expects to initiate programs with servicers that will provide for (i) loan modifications (principal forgiveness); (ii) improved REO liquidation timelines; and (iii) short sales. Ambac believes these are the principal factors that will result in reduced losses over time. The first lien model reflects the assumption that these factors will be applied to all applicable transactions starting in July 2010. Applicable transactions include those where Ambac has stronger rights of influencing servicing procedures (e.g. transactions where Ambac guarantees the entire transaction).

Reasonably Possible Additional Losses:

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

For second-lien mortgage credits for which we have an estimate of expected loss at September 30, 2009, the reasonably possible increase in loss reserves could be approximately $605 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary CPR decreases by 1 to 2 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases 0.25% to 2% (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 2 to 4 percent. The mid-prime first-lien mortgage credits for which we have an estimate of expected losses at September 30, 2009 have a reasonably possible increase in loss reserves of approximately $485 million. The reasonably possible scenario for first lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

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

Generally, severity assumptions are established within our loss reserve for entire asset classes and, therefore, represent an average severity of loss given a default. However, it is our experience that ultimate severity outcomes often vary from averages. Therefore, we have not provided reasonably possible negative scenarios for the severity assumption. The table below outlines the estimated impact on the September 30, 2009 consolidated loss reserve from reasonably possible increases in the probability of default estimate arising via an assumption of one full letter downgrade for each credit (including both investment grade and non-investment grade) of the following bond types that are presently included within our loss reserves.

$ in millions Category	Net par outstanding	Loss Reserves at 9/30/09	Increase in Reserve Estimate
Transportation	$1,795	$287	$107
Health care	$160	$17	$425

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but the reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. Ambac’s financial instruments are reported on the Consolidated Balance Sheets at fair value and those subject to valuation estimates include investments in fixed income securities, loans and long-term debt related to VIEs consolidated in accordance with ASC Topic 810, and derivatives comprising credit default, interest rate and currency swap transactions in accordance with ASC Topic 815.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 53% of our assets and approximately 27% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable

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

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments – Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including: price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1, of ASC Topic 320, Investments – Debt and Equity Securities. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities. Beginning with the quarter ended June 30, 2009, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount

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

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. There is also significant judgment in determining whether Ambac intends to sell securities or will continue to have the ability to hold temporarily impaired securities until recovery. Future events could occur that were not reasonably foreseen at the time management rendered its judgment on the Company’s intent to retain such securities until recovery. Examples of such events include, but are not limited to, the deterioration in the issuer’s creditworthiness, a change in regulatory requirements or a major business combination or major disposition.

Loans and Long-term Debt:

Ambac has elected to carry loans receivable and long-term debt of variable interest entities that were consolidated in accordance with ASC Topic 810 at fair value. These consolidated VIEs relate to securitization transactions in which Ambac Assurance provides financial guarantees on the assets and/or debt obligations. The fair values of VIE debt instruments are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on estimates of the fair values of financial assets available to fund the debt service, including amounts due under financial guarantee policies provided by Ambac Assurance. The fair values of VIE loans receivable are estimated based upon internal valuation models that consider the quoted fair values of the debt instruments collateralized by the loans less the estimated fair value of other collateral and credit enhancements including financial guarantees provided by Ambac Assurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Derivatives:

Ambac’s exposure to derivative instruments is created through interest rate, currency, and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 10 to the Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 10 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered significant credit downgrades. Ambac’s 22 CDO of ABS transactions had an average below investment grade internal rating and an average tenor of 18.7 years at September 30, 2009. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 37% at transaction inception to 91% as of September 30, 2009. It is reasonably possible that additional downgrades could occur in the future on the CDO of ABS transactions in our credit default swap (“CDS”) portfolio which contain over 25% MBS exposure. Assuming a one full letter downgrade on all of these transactions as of September 30, 2009, the average relative change ratio would have been 95% and Ambac’s derivative liability balance would increase by $135 million. In addition to the CDO of ABS transactions, four other credit derivative transactions have been downgraded to below investment grade as of September 30, 2009, resulting in an average relative change ratio of 66%. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through September 30, 2009 and as such changes to the relative change ratio have not been significant. Excluding CDO of ABS and the additional below investment grade credits described above, downgrades have occurred in CDS transactions representing approximately 63% of par outstanding. The average rating for these transactions was A+ as of September 30, 2009.

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

to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of such quotes, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended September 30, 2009, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, i.e. the relative change ratio; a key component of our valuation calculation. Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values particularly with the current dislocation in the credit markets.

Valuation of Deferred Tax Assets. Our provision for taxes is based on our income, statutory tax rates and tax planning opportunities available to us in the jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions. We review our tax positions quarterly and adjust the balances as new information becomes available. Deferred tax assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carry forwards. More specifically, deferred tax assets represent a future tax benefit (or receivable) that results from losses recorded under U.S. GAAP in a current period which are only deductible for tax purposes in future periods and net operating loss carry forwards. In accordance with ASC Topic 740, Income Taxes, we evaluate our deferred income taxes quarterly to determine if valuation allowances are required. ASC Topic 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. All available evidence, both positive and negative, needs to be identified and considered in making the determination with significant weight given to evidence that can be objectively verified. The level of deferred tax asset recognition is influenced by management’s assessment of future expected taxable income, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets, we would record a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable in the period in which that determination is made.

Ambac’s credit default swaps (“CDS”) and residential mortgage-backed insurance portfolios have continued to experience significant losses. A portion of those losses either generated net operating loss carry forwards or are only tax deductible upon realization, generating a significant deferred tax asset. In addition, Ambac has set up additional reserves for insurance losses which become deductible upon default of the referenced credit. As of September 30, 2009, Ambac’s gross deferred tax asset is made up predominantly of the following components: losses on financial guarantee products of $764 million, net

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

operating loss carry forwards of $2,044 million and unrealized losses on securities of approximately $450 million, resulting in an overall gross deferred tax asset of $3,212 million. As a result of continuing adverse loss development and the related impact on projecting future net cash flows, Ambac established a full valuation allowance of $2,788 million on the ordinary portion of its deferred tax asset at September 30, 2009. The capital loss portion of its deferred tax asset is comprised of $442 million relating to securities that Ambac has the intent to sell and $21 million relating to securities for which management has the intent and ability to hold such securities to maturity. It is more likely than not that Ambac will not have sufficient capital gains in the three year carry back and five year carry forward period to fully validate the deferred tax asset related to the securities that Ambac intends to sell and has set up a full valuation allowance against this portion. No valuation allowance is needed on the portion of the deferred tax asset related to securities that Ambac has both the intent and ability to hold these securities until recovery. It is reasonably possible that the intent and ability to hold such securities may be changed if unanticipated changes in the Company occur, which would result in the Company recording a valuation allowance against this portion of the deferred tax asset.

The Company has a deferred tax liability of $40,040, which is comprised of deferred tax liabilities resulting from foreign currency translation and various fair value amounts. The timing of the reversal of these items is indeterminable. These liabilities have been netted against the deferred tax asset for securities held to maturity, resulting in an overall deferred tax liability of $18,855.

Ambac will continue to analyze the need for a valuation allowance on a quarterly basis.

Subsequent to September 30, 2009, Congress enacted The Worker, Homeownership, and Business Assistance Act of 2009, which, among other measures, allows businesses to carryback net operating losses from 2008 and 2009 to profits from the past five years. Under prior law, the losses were limited to a two year carryback. As a result of this recently enacted legislation, Ambac expects to realize a significant tax refund.

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at September 30, 2009 and December 31, 2008:

(Dollars in billions)	September 30, 2009	December 31, 2008
Public Finance	$230.4	$238.2
Structured Finance	123.3	140.4
International Finance	55.6	55.7

Total net par outstanding	$409.3	$434.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at September 30, 2009 and December 31, 2008 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at September 30, 2009 and December 31, 2008. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	September 30, 2009	December 31, 2008
AAA	3%	7%
AA	23	22
A	41	41
BBB	19	21
BIG	14	9

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	September 30, 2009	December 31, 2008
(Dollars in millions)
Public Finance:
Transportation	$1,142	$1,152
Health care	309	329
Tax-backed	275	283
General obligation	195	215
Other	638	552

Total Public Finance	2,559	2,531

Structured Finance:
CDO of ABS > 25% RMBS	22,653	22,020
Mortgage-backed and home equity - first lien	13,029	5,737
Mortgage-backed and home equity - second lien	8,707	8,295
Auto Rentals	1,260	—
Student loans	4,832	859
Enhanced equipment trust certificates	483	663
Mortgage-backed and home equity – other	477	416
Other CDOs	529	21
Other	2,024	1,899

Total Structured Finance	53,994	39,910

International Finance:
Airports	1,519	—
Other	1,540	139

Total International Finance	3,059	139

Grand Total	$59,612	$42,580

The increase in CDO of ABS greater than 25% RMBS resulted from the continued credit deterioration of RMBS and CDO collateral within high-grade CDO of ABS transactions, offset by reductions as a result of transaction commutations during the first nine months of 2009 ($2,838 million). The increase in mortgage-backed and home equity below investment grade exposures is the result of continued credit impairment, primarily in the first-lien credits. The increase in student loan below investment grade exposures were due to the risk these transactions are exposed to in the ARS and VRDO

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

markets. The ARS market has collapsed and all ARS securities are paying the maximum auction rate, while all Ambac wrapped student loan VRDO’s are bank bonds and paying the bank rate. In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $11.8 billion at September 30, 2009. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 56% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Accordingly, the $11.8 billion of commitments outstanding at September 30, 2009 do not necessarily reflect actual future amounts.

Residential Mortgage-Backed Securities Exposure:

RMBS portfolio exposures included in financial guarantee insurance portfolio

Structured Finance includes exposure to sub-prime and mid-prime residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio, and, to a lesser extent, a guarantee of a bank sponsored multi-seller conduit that contains RMBS in its collateral pool.

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

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At September 30, 2009
Year of Issue ($ in millions)	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$172.2	$800.0	$10.3
2002	242.3	758.8	92.9
2003	52.8	1,165.7	642.6
2004	1,824.5	588.2	1,032.8
2005	1,673.1	1,244.3	3,277.1
2006	4,546.8	929.0	2,922.1
2007	4,840.5	602.9	4,180.3

Total	$13,352.2	$6,088.9	$12,158.1

% of Total MBS Portfolio	35.5%	16.2%	32.3%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Percent of Related RMBS Transactions’ Net Par At September 30, 2009
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime (1)
AAA	0%	4%	9%
AA	<1%	4%	6%
A	4%	20%	3%
BBB(3)	33%	12%	8%
Below investment grade(3)	63%	60%	74%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2009, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 25 transactions which are not “pay-as-you-go”, with a combined notional of approximately $2.9 billion and a net liability fair value of $69 million as of September 30, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

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

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of September 30, 2009:

Business Mix by Net Par ($ in billions)(1)	Net Par	Percentage
High yield Corporate (CLO)	$22.3	46%
CDO of ABS > 25% MBS	19.8	41%
CDO of ABS < 25% MBS	2.8	6%
Market value CDOs	1.7	3%
Other	2.1	4%

Total	$48.7	100%

Ambac Ratings by Net Par(1)(2) ($ in billions)	Net Par	Percentage
AAA	$8.1	17%
AA	15.3	31%
A	3.6	7%
BBB	1.4	3%
Below investment grade	20.3	42%

Total	$48.7	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the Other CDO section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of September 30, 2009:

Ambac Rating(1)(2)	CDO of ABS	CLO	Other	Total
AAA	—%	29%	50%	21%
AA	—	52	31	26
A	—	11	10	6
BBB	—	5	8	4
Below investment grade	100%	3	1	43

	100%	100%	100%	100%

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. For additional information, please see the other commitments section below.
(2)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS by vintage year and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure (1)

		Collateral as % of Deals							Current Subordination Range Below Ambac	Current Subordination Range Below Ambac(5)
Year Insured	Net Par Out- standing(1)	Sub-prime MBS(2)	Other MBS(3)	ABS CDO High- grade	ABS CDO Mezzanine	CDO Other(4)	Other ABS(4)	Total
CDO of ABS
2004	$645	41%	8%	12%	8%	25%	6%	100%	22%	22%
2005	5,749	51%	28%	2%	4%	11%	4%	100%	16-29%	14-22%
2006	9,797	44%	30%	6%	13%	6%	1%	100%	15-29%	14-28%
2007	3,536	45%	30%	2%	14%	2%	7%	100%	15-35%	15-49%

	$19,727
CDO of CDO
2005	$65	6%	<1%	22%	29%	43%	—	100%	61%	50%

	$65
	$19,792

(1)	Amounts exclude an outstanding commitment for approximately $2.9 billion with respect to ABS CDOs which carries an Ambac rating of BIG. This commitment is disclosed in further detail below in “Other CDO Commitments”.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(2)	“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(3)	“Other RMBS”—Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(4)	“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not High-grade CDO of ABS or Mezzanine CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.
(5)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All CDOs of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A.

Ratings of Underlying Collateral of CDO of ABS >25% RMBS Exposure (1) (2) (3)

Year Insured	Net Par Outstanding	AAA	AA	A	BBB	BIG	Average Ambac Rating(4)
CDO of ABS
2004	$645	8%	34%	17%	11%	30%	BIG
2005	5,749	4%	13%	13%	9%	60%	BIG
2006	9,797	2%	7%	6%	5%	80%	BIG
2007	3,536	1%	1%	2%	3%	93%	BIG

	$19,727
CDO of CDO
2005	$65	0%	0%	0%	1%	99%	BIG

	$65
	$19,792

(1)	The ratings set forth above are as of September 30, 2009, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
(2)	Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from either Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.
(3)	Percentages may not total 100% due to rounding and deminimis amounts of subprime collateral not rated by the Ratings Agencies.
(4)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Average Ambac ratings set forth above reflect the internal Ambac ratings as of September 30, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g., below BBB-), including defaulted credits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other CDO Commitments

Ambac has an outstanding commitment to provide a financial guarantee on a static pool of primarily High Grade and Mezzanine CDO of ABS securities, comprised of underlying CDO and MBS and other securitizations. The commitment was structured such that Ambac would issue an insurance policy on investment securities remaining in the pool after a first loss coverage amount was depleted. The initial pool size was approximately $4 billion with 25% of first loss coverage. As of September 30, 2009, the gross investment pool balance was $3.7 billion with $0.9 billion of remaining first loss. We expect the gross investment pool balance and the first loss amount to be reduced by losses associated with credit events that have occurred and are subject to cash settlement. Ambac’s approximate net exposure under this commitment as of September 30, 2009 was $2.9 billion. Ambac has a below investment grade internal credit rating for this commitment.

The following summarizes certain key characteristics of the underlying investment securities of the other CDO commitments as of September 30, 2009:

CDO Type ($ in billions)	Net Par	Percentage
High-Grade	$1.0	28.8%

Mezzanine	2.5	67.7%

Mezzanine CMBS	0.1	1.9%

Mezzanine CDO of CDO	0.1	1.6%

Total	$3.7	100%

CDO vintage by closing date(1)
2007		2.4%
2006		12.9%
2005		37.7%
2004 and prior		47.0%

Ratings Distribution of the underlying CDOs(2)	Moody’s	S&P
Aaa/AAA	0%	3.8%
Aa/AA	0.1%	3.4%
A/A	2.1%	1.4%
Baa/BBB	1.9%	5.1%
Below investment grade	90.8%	75.1%
Not rated	5.1%	11.2%

(1)	The closing dates set forth above were determined based on third party sources Ambac deemed reliable.
(2)	The third party ratings set forth above are as of September 30, 2009, and may be changed at any time by the rating agencies.

RMBS investment portfolio exposure

Ambac also has RMBS exposure in the Financial Guarantee and Financial Services investment portfolios. Please refer to the tables in the “Liquidity and Capital Resources—Balance Sheet” section below which display: (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of RMBS by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Effective January 1, 2009, Ambac adopted ASC Topic 944 Financial Service–—Insurance. The standard clarifies how existing guidance applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. As a result, a cumulative effect adjustment of $381.7 million was recorded to reduce the opening balance of retained earnings at January 1, 2009. Refer to Note 3 of the Consolidated Financial Statements in this Form 10-Q for further discussion of the cumulative effect of adopting the standard. Accordingly, the financial guarantee insurance results for net premiums earned, loss and loss expenses and underwriting and operating expenses are not comparable from 2008 to 2009.

Ambac’s diluted income attributable to common stockholders was $2,188.3 million, or $7.58 per share, and (2,431.2) million, or ($8.45) per diluted share, for the three months ended September 30, 2009 and 2008, respectively. Ambac’s diluted loss attributable to common stockholders were ($572.7) million, or ($1.99) per share, and ($3,268.4) million, or ($13.66) per share, for the nine months ended September 30, 2009 and 2008, respectively. The third quarter 2009 financial results compared to 2008 were positively affected by (i) lower loss and loss expenses; (ii) lower other than temporary impairment charges in the investment portfolio in the Financial Services segment; and (iii) a positive mark-to-market gain on credit derivative exposures; partially offset by (i) decreased derivative products revenues. The nine months ended September 30, 2009 results were primarily impacted by (i) a higher provision for loss and loss expenses; (ii) higher other than temporary impairment charges in the investment portfolio in the Financial Guarantee segment; and (iii) lower net premiums earned, partially offset by (i) a higher mark-to-market gain on credit derivative exposures; and (ii) lower total gross underwriting and operating expenses.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and nine months ended September 30, 2009 and 2008 and its financial condition as of September 30, 2009 and December 31, 2008. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee:

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

During 2009, Ambac and Everspan terminated all reinsurance contracts with RAM Reinsurance Company, Swiss Reinsurance Company and all but one reinsurance contract with Radian Asset Assurance Inc. and MBIA Insurance Corporation. The terminations reflect a net recapture of approximately $22 billion of par. The economic result was net settlement payments to Ambac of $550 million, of which $360 million was unsettled and included in other assets at September 30, 2009 and an unsettled payable of approximately $7 million included in ceded premiums payable at September 30, 2009. In connection with the terminations, Ambac recorded net gains of approximately $303 million and $316 million in the Consolidated Statement of Operations during the three and nine months ended September 30, 2009, respectively ($288.3 million and $299.4 million recorded in other income).

In the third quarter of 2009, Ambac (i) reduced a significant portion of exposure under a CDO of ABS transaction and (ii) commuted another CDO of ABS credit default swap transaction. These transactions resulted in the reduction of exposure by approximately $2.8 billion and combined cash payments by Ambac of approximately $745.6 million. In October 2009, Ambac commuted a CDO of ABS credit default swap transaction for zero net cost to Ambac. This resulted in the reduction of exposure by $0.6 billion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Premiums Earned. Net premiums earned for the three and nine months ended September 30, 2009 were $238.4 million and $612.9 million, respectively, a decrease of $43.9 million, or 16%, from $282.3 million for the three months ended September 30, 2008 and a decrease of $181.8 million, or 23%, from $794.7 million for the nine months ended September 30, 2008. With the implementation of ASC Topic 944 earned premium amounts reported in 2009 are not comparable to amounts that were reported in 2008. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and thus premium revenue recognition has not been accelerated. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2009	2008	2009	2008
Public Finance	$49.7	$48.5	$148.1	$157.4
Structured Finance	54.0	63.3	169.8	201.0
International Finance	44.4	43.2	129.9	135.7

Total normal premiums earned	148.1	155.0	447.8	494.1
Accelerated earnings	90.3	127.3	165.1	300.6

Total net premiums earned	$238.4	$282.3	$612.9	$794.7

When an issue insured by Ambac Assurance has been retired, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and nine months ending September 30, 2009 were $90.3 million and $165.1 million, respectively. During the three and nine months ended September 30, 2009, approximately 38% and 57%, respectively, of the accelerated premiums related to U.S. Public Finance transactions compared to 89% and 92% for the three and nine months ended September 30, 2008, respectively. The decrease in the share of accelerated premiums for U.S. Public Finance transactions is due to the termination of a large international transaction in the third quarter of 2009.

Normal net premiums earned for the three and nine months ended September 30, 2009 and 2008 have been negatively impacted by (i) limited new business written since November 2007 and none in 2009; (ii) the high level of public finance refunding activity over the past year; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2008 and 2009.

Net Investment Income. Net investment income for the three and nine months ended September 30, 2009 was $135.0 million and $358.2 million, an increase of 6% from $126.8 million in the three months ended September 30, 2008, and a decrease of 6% from $381.1 million in the nine months ended September 30, 2008. The increase for the three months ended September 30, 2009 from the comparable

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

quarter in 2008 resulted from higher average yields in the portfolio partially offset by an overall decrease in the invested asset base. Since September 30, 2008, the portfolio mix has shifted from tax-exempt municipals toward taxable securities, primarily floating rate RMBS securities purchased from the investment agreement business, Ambac insured securities purchased in the open market and corporate bonds. Yields on floating rate taxable and short-term securities in the portfolio have been adversely impacted in 2009 by the low interest rate environment. However, the impact of low interest rates on investment income was more than offset during the quarter by the accretion of bond discounts, which arose from previous RMBS security impairments and the purchase of Ambac insured securities at significant discounts from par. The reduced volume of the asset portfolio is due primarily to loss and CDS payments and commutations and loans to the financial services businesses, partially offset by the issuance of $800 million of Ambac Assurance preferred stock in December 2008 and January 2009, tax refunds, reinsurance commutation receipts, ongoing collection of installment paying financial guarantee premiums and receipts on invested assets. The average yield of the portfolio was lower for the nine months ended September 30, 2009 compared to the three months then ended due to the lesser impact of both Ambac insured securities and accretion of bond discounts on previously impaired securities.

Other-Than-Temporary Impairment Losses. Ambac adopted ASC Paragraph 320-10-65-1, of ASC Topic 320, Investments – Debt and Equity Securities effective April 1, 2009. Under ASC Paragraph 320-10-65-1, beginning April 1, 2009, other-than-temporary impairment losses exclude non-credit related impairment amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis. Such non-credit related impairment amounts are to be recorded in other comprehensive income. Other-than-temporary impairment losses represent the amount by which the amortized cost basis of investment securities held as of the balance sheet date have been written-down through earnings as a result of expected credit losses on the securities, management’s intent to sell the securities or the company’s inability to hold the securities until their fair value recovers to the level of amortized cost. There were no other-than-temporary impairments recognized in other comprehensive income for the three months ended September 30, 2009. Prior to the adoption of ASC Paragraph 320-10-65-1, the full impairment amount of a security (i.e. the difference between the amortized cost of a security and its fair value) found to be other-than-temporarily impaired for any reason would be written-down to fair value through earnings.

Charges for other-than-temporary impairment losses were $32.5 million and $1,452.7 million for the three and nine months ended September 30, 2009, respectively, an increase from $2.5 million and $4.9 million for the three and nine months ended September 30, 2008, respectively. Other than temporary impairments for the nine-months ended September 30, 2009 included charges to write-down the amortized cost basis of tax-exempt municipal bonds and residential mortgage-backed securities to fair value as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, impairment charges of $744.7 million were recognized for the nine-months ended September 30, 2009 as a result of expected credit losses, primarily on mortgage-backed securities. Other than temporary losses on RMBS investments relate to assets purchased from the financial services business in the fourth quarter of 2008, to provide the investment agreement business with liquidity requirements for collateral and terminating its agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment (Losses)/Gains. The following table provides a breakdown of net realized gains (losses) for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2009	2008	2009	2008
Net gains on securities sold or called	$92.3	$56.9	$103.6	$78.6
Foreign exchange losses	—	(5.0)	3.3	(3.2)

Total net realized (losses) gains	$92.3	$51.9	$106.9	$75.4

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $2,132.9 million and $3,679.7 million for the three and nine months ended September 30, 2009, respectively, compared to ($2,705.2) million and ($3,436.8) million in the three and nine months ended September 30, 2008, respectively.

Realized gains (losses) and other settlements on credit derivative contracts were ($732.9) million and ($731.3) million for the three and nine months ended September 30, 2009, respectively, compared to ($837.9) million for the three months ended September 30, 2008, and ($805.9) million for the nine months ended September 30, 2008. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Net realized gains (losses) for the three and nine months ended September 30, 2009 included loss and settlement payments of $745.7 million and $769.5 million respectively. Loss and settlement payments for the three and nine months ended September 30, 2008 were $853.3 million and $854.9 million, respectively. In the third quarter of 2009, Ambac executed an amendment and a commutation of two separate CDO of ABS exposures resulting in net payments of $745.6 million. In the third quarter of 2008, Ambac commuted one of its CDO of ABS exposures for $850 million. See Note 10 to the Consolidated Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Unrealized gains (losses) on credit derivative contracts were $2,865.8 million and $4,411.0 million in the three and nine months ended September 30, 2009, respectively, compared to (1,867.3) million and ($2,630.8) million in the three and nine months ended September 30, 2008, respectively. The net unrealized gains in fair value of credit derivatives for the three and nine months ended September 30, 2009 are primarily the result of: (i) significantly wider Ambac Assurance credit spreads (ii) improvement in the average pricing level of reference obligations other than CDO of ABS and (iii) reclassification of $745.6 million of realized losses in connection with CDO of ABS settlements, partially offset by the negative effects of the internal credit rating downgrade of certain CDO of ABS transactions. The net unrealized losses on credit derivatives for the three and nine months ended September 30, 2008 resulted primarily from (i) lower quoted values on the reference obligations across all asset classes, and (ii) internal ratings downgrades of the CDO of ABS portfolio, partially offset by (i) the effects of wider Ambac Assurance credit spreads and (ii) a reclassification of $850 million to realized losses in connection with the CDO settlement described above. The consideration of Ambac’s own credit risk in measuring the change in fair value of credit derivatives as required under ASC Topic 820, accounted for unrealized gains of $2,683 million and $1,380 million included in the reported change in fair value during the three months ended September 30, 2009 and 2008, respectively; and $5,799 million and $8,191 million for the nine months ended September 30, 2009 and 2008, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As with financial guarantee insurance policies, which are excluded from fair value accounting under ASC Topic 815, Ambac performs ongoing surveillance of credit derivatives. When credit derivatives are determined to be adversely classified, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. Differences between the credit derivative liability at fair value as reported and management’s estimated credit impairment value arise primarily from the use of different discount rates under the two measures and potential differences in assumptions about future cash flows by management versus other market participants. Credit impairment values are estimated using a discount rate of 4.5% while fair value amounts incorporate credit spreads of both the reference obligation and of Ambac. For credit derivative exposures included on management’s adversely classified list as of September 30, 2009, the gain from the change in fair value of credit derivatives for the three months ended September 30, 2009 was $1,539 million. For these same credits, the increases to the estimated credit impairment for the three months ended September 30, 2009 were $1,038 million. The increased credit impairment was driven by further deterioration of the underlying collateral, partially offset by lower forward LIBOR rates. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for the adversely classified credit derivative transactions is $3,038 million as of September 30, 2009. Estimated credit impairments on these transactions of $5,589 million as of September 30, 2009 represents management’s expectation of claim payments on these exposures that Ambac will have to make in the future.

Other Income. Other income for the three and nine months ended September 30, 2009 was $309.9 million and $350.9 million, respectively, compared to ($2.7) million and $7.8 million for the three and nine months ended September 30, 2008, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, reinsurance settlement gains (losses), gains (losses) on consolidation of variable interest entities and changes in fair value of consolidated VIEs’ assets and liabilities and Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). Other income for the quarter and year-to-date ended September 30, 2009 primarily resulted from (i) the termination of reinsurance contracts, resulting in net gains of $288.3 million and $299.4 million for the three and nine months ended September 30, 2009, respectively; and (ii) gains from consolidated variable interest entities of $13.3 million and $41.1 million for the three and nine months ended September 30, 2009, respectively.

Loss and Loss Expenses. Loss and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses for the three and nine months ended September 30, 2009 were $459.2 million and $2,429.9 million, respectively, compared to $607.7 million and $1,311.2 million for the three and nine months ended September 30, 2008, respectively. Losses and loss expenses in the first nine months of 2009 were heavily concentrated in the RMBS insurance portfolio. Continued deterioration in the performance of the underlying RMBS loans was observed, most prominently in the first lien product (negative amortization and interest-only loans) and second lien product (closed end second liens and home equity lines of credit). Additionally, there was further credit deterioration in certain non-RMBS transactions that had previously been reserved. The non-RMBS losses and loss expenses are highly concentrated in a handful of asset-backed securitizations and one municipal transportation transaction. As a result of the adoption of ASC Topic 944, losses and loss expenses are not comparable from 2008 to 2009. Ambac is required to recognize a loss reserve for the excess of: (a) the present value of expected net cash outflows to be paid

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

under the insurance contract (expected loss), over (b) the unearned premium revenue for that contract. To the extent (a) is less than (b), no loss reserve will be recorded. Changes to the loss reserve estimate in subsequent periods will be recorded as a loss expense in the income statement. Prior to the adoption of ASC Topic 944, Ambac utilized a discount rate of 4.5% to estimate the present value of future loss payments. As of September 30, 2009, June 30, 2009 and March 31, 2009, Ambac utilized discount rates of 2.48%, 2.16% and 1.72%, respectively, to estimate the present value of future loss payments. Additionally, Ambac will no longer characterize loss reserves as active credit reserves and case reserves as ASC Topic 944 does not distinguish between reserves for transactions that have defaulted and those established for probable and estimable losses due to credit deterioration on insured transactions that have not yet defaulted.

The following table summarizes the changes in the total net loss reserves for the nine months ended September 30, 2009 and the year-ended December 31, 2008:

(Dollars in millions)		Nine Months Ended September 30, 2009	Year Ended December 31, 2008
Beginning balance of net loss reserves		$2,469.2 (1)	$473.3
Provision for losses and loss expenses		2,400.6	2,227.6
Losses paid		(1,224.0)	(638.2)
Recoveries of losses paid from reinsurers		200.5	55.4
Other recoveries, net of reinsurance		51.3	11.7
Intercompany elimination of VIEs(2)		(19.3)	—

Ending balance of net loss reserves		$3,878.3	$2,129.8

(1) Net loss reserves, December 31, 2008	2,129.8
Impact of adoption of ASC Topic 944	339.4

Net loss reserve, January 1, 2009	2,469.2

(2) Represents the elimination of intercompany loss reserves relating to Variable Interest Entities consolidated in accordance with ASC Topic 810.

The losses and loss expense reserves as of September 30, 2009 and December 31, 2008 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of 1,902.8 million and $859.5 million. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on the change in estimated recoveries.

The following tables provide details of net losses paid, net of recoveries received for the nine months ended September 30, 2009 and 2008:

(Dollars in millions)	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Net losses paid / (recovered):
Public Finance	$5.9	$3.9
Structured Finance	923.8	287.3
International Finance	42.4	—

Total	$972.1	$291.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss reserves on credits which are not in default were $2,532 million at September 30, 2009. Loss reserves on credits not in default at September 30, 2009 and December 31, 2008 were comprised of 132 and 120 credits with net par outstanding of $16,245 million and $14,780 million, respectively. Loss reserves on defaulted credits at September 30, 2009 were $1,329 million. Loss reserves on credits in default at September 30, 2009 and December 31, 2008 and were comprised of 69 and 36 credits, respectively, with net par outstanding of $10,528 million and $6,961 million, respectively.

At September 30, 2009, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $1,489.8 million. Related future expected payments are $313.6 million, $1,194.1 million, ($1,518.9) million, $281.7 million and $194.7 million for 2009, 2010, 2011, 2012, and 2013, respectively. The amounts in 2011 are net of the previously mentioned representation and warranty breach recoveries of $1,902.8 million, $1,877.4 million and $25.4 million in 2011 and 2012, respectively).

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 3 of the Consolidated Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and nine months ended September 30, 2009 were $28.0 million and $133.5 million, respectively, a decrease of 41% from $47.1 million for the three months ended September 30, 2008 and a decrease of 15% from $157.9 million for the nine months ended September 30, 2008. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net of reinsurance commissions received. Ambac adopted ASC Topic 944 on January 1, 2009, which is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. Under ASC Topic 944, premiums receivable and ceded premiums payable reflect the present value of future installment premiums discounted at a risk-free rate. Gross underwriting expenses for the three and nine months ended September 30, 2009 reflect the accrual of premium tax liabilities on the premiums receivable as determined in accordance with ASC Topic 944. Net reinsurance commissions represent the accrual of ceding commissions on the ceded premiums payable as determined in accordance with ASC Topic 944. As such, gross underwriting expenses and net reinsurance commissions are not comparable for 2009 and 2008.

In the first nine months of 2009, Ambac did not underwrite any new insurance contracts. Accordingly, the only costs that were deferred in the first nine months of 2009 were amounts related to premium taxes and reinsurance commissions. Amortization of previously deferred expenses are lower in the first nine months of 2009 as compared to the first nine months of 2008 primarily as a result of lower earned premiums from refunding and other accelerations.

Financial Services:

Through its Financial Services subsidiaries, Ambac provided financial and investment products including investment agreements, funding conduits, interest rate swaps, currency swaps and total return swaps. The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. Certain municipal interest rate swaps are not hedged for the basis difference between taxable index and issue specific or general tax-exempt index rates. The derivative products business also uses exchange

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index, municipal issue specific and Treasury interest rates may result in gains or losses on interest rate swaps. Additionally, beginning in the quarter ended September 30, 2009, the derivative products portfolio retained some excess exposure to interest rate declines to mitigate floating rate obligations elsewhere in the company, including in the credit derivative portfolio.

Revenues. The following table provides a breakdown of Financial Services revenues for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2009	2008	2009	2008
Investment income	$18.5	$63.8	$58.3	$205.5
Derivative products	(222.5)	(17.2)	(280.9)	(102.1)
Other-than-temporary impairment losses	(11.7)	(124.3)	(283.9)	(451.9)

Net realized investment (losses) gains	28.1	39.3	142.3	55.2

Net change in fair value of total return swaps	6.9	(28.3)	18.6	(73.0)
Net mark-to-market gains (losses) on non-trading derivative contracts	(6.9)	(5.2)	0.8	(5.0)

Total Financial Services revenue	($187.6)	($71.9)	($344.8)	($371.3)

Investment Income. The decrease in investment income for the three and nine months ended September 30, 2009 was driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly primarily as a result of sales of securities to fund repayment of investment agreements upon (i) Ambac Assurance’s downgrades in 2008 and 2009; (ii) the bankruptcy of Lehman Brothers, which provided certain investment agreement counterparties with termination rights; and (iii) normal repayments. Ambac’s investment agreement obligations were reduced from $5.1 billion at September 30, 2008 to $1.4 billion at September 30, 2009. Lower interest rates resulted primarily from the impact of declining benchmark interest rates on floating rate securities.

Derivative Products. The increased losses in derivative product revenues for the three months ended September 30, 2009 compared to 2008 resulted primarily from termination fees related to both professional dealer and customer counterparty swaps. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. Third quarter 2009 results also include a fair value adjustment to reflect estimated swap replacement costs in the current market for swaps that remain in the portfolio. Termination losses during the three months ended September 30, 2009 include a charge related to one municipal swap counterparty that exercised its termination rights but paid below the carrying asset value. Ambac is seeking legal remedies against this former counterparty; however, no recovery amount has been included in results for the period. Many derivative counterparties retain the right to terminate contracts and, accordingly, further termination losses may occur in the future. Also beginning the three months ended September 30, 2009, Ambac’s financial services subsidiaries retained excess exposure to interest rate declines in the interest rate derivative portfolio and wrote offsetting intercompany interest rate swaps as a hedge against the floating rate exposure on impaired credit derivatives in the Financial Guarantee segment. Elimination of these intercompany swaps for consolidated reporting purposes results in increased volatility in derivative products revenues, which contributed losses of $66 million to derivative product results for the three and nine months ended September 30, 2009. The three and nine months ended September 30, 2008 included losses arising from elevated floating rate payments on swaps where Ambac pays a floating rate linked to specific variable-rate municipal debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $11.7 million and $283.9 million for the three and nine months ended September 30, 2009, respectively, compared to $124.3 million and $451.9 million for the three and nine months ended September 30, 2008, respectively. Other than temporary impairments for the three months ended September 30, 2009 reflected management’s intent to dispose of certain investment securities held in the investment agreement investment portfolio in connection with an October 2009 reinsurance settlement. Additionally, the nine months ended September 30, 2009 included charges to write-down the amortized cost basis of Alt-A residential mortgage-backed securities to fair value due to expected credit losses on the securities at March 31, 2009 and as a result of management’s intention to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. For the three and nine months ended September 30, 2008, other-than-temporary impairment losses included: (i) $74.7 million and $269.2 million, respectively, related to Alt-A securities which experienced credit impairment and; (ii) $49.6 million and $182.7 million, respectively, in mark-to-market losses on securities identified which management did not have the intent to hold for a period of time sufficient to allow for recovery in market value.

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Millions)	2009	2008	2009	2008
Net gains on securities sold or called	$28.0	$9.1	$21.4	$20.3
Net gains on termination of investment agreements	0.1	24.9	120.9	24.9
Foreign exchange gains on investment agreements	—	5.3	—	10.0

Total net realized gains	$28.1	$39.3	$142.3	$55.2

The net realized gains on securities for the three months ended September 30, 2009 resulted primarily from the sale of Alt-A residential mortgage backed securities that were impaired at June 30, 2009 due to management’s intent to sell the securities. The net realized gains on investment agreements for the nine months ended September 30, 2009 resulted primarily from the termination of certain investment agreement contracts at a discount from their carrying value.

Net Change in Fair Value of Total Return Swaps. Net change in fair value of total return swaps resulted in gains of $6.9 million and $18.6 million for the three and nine months ended September 30, 2009, respectively, compared to losses of ($28.3) million and ($73.0) million for the three and nine months ended September 30, 2008. Results for 2009 reflect general credit spread tightening on the reference obligation bonds underlying the total return swaps. Prices on these underlying bonds declined substantially during 2008 resulting in mark-to-market losses in this portfolio. During the third quarter of 2009, Ambac terminated the remaining total return swaps. Reference obligation bonds received from total return swap terminations are held in Ambac Assurance’s investment portfolio.

Expenses. Expenses for the three and nine months ended September 30, 2009 were $9.7 million and $38.3 million, respectively, down 82% from $53.5 million in the three months ended September 30, 2008 and down 82% from $207.1 million in the nine months ended September 30, 2008. Included in the above are interest expenses related to investment and payment agreements of $6.4 million and $27.5 million for the three and nine months ended September 30, 2009, respectively, and $50.0 million and $197.0 million for the three and nine months ended September 30, 2008, respectively. The decrease was primarily related to lower rates on a smaller volume of floating rate investment agreements. Additionally,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

expenses for the nine months ended September 30, 2009 include the positive impact from the liquidity support from Ambac Assurance for repayment of investment agreement liabilities. The result of this support is a reduction in both financial services interest expense and financial guarantee investment income of approximately $10.5 million in consolidation.

Corporate and Other:

Other Income. Other income for the three and nine months ended September 30, 2009 was $1.1 million and $33.3 million, respectively, compared to $0.9 million and $2.8 million for the three and nine months ended September 30, 2008, respectively. Included with other income are (i) investment income from corporate investments; (ii) distributions from a VIE consolidated under ASC Topic 810 ($32 million earned in the second quarter of 2009) and (iii) RangeMark investment advisory, consulting and research services.

Interest Expense. Interest expense for the three and nine months ended September 30, 2009 was $29.9 million and $89.6 million, respectively, flat compared to from $30.0 million in the three months ended September 30, 2008 and up 6% from $84.4 million in the nine months ended September 30, 2008. The increase for the nine months ended September 30, 2009 is primarily attributable to a full nine months of interest expense related to the public offering of $250 million of Equity Units on March 12, 2008.

Corporate Expense. Corporate expense for the three and nine months ended September 30, 2009 was $6.0 million and $6.7 million, respectively, a decrease of 40% from $10.0 million for the three months ended September 30, 2008 and a decrease of 80% from $33.2 million in the nine months ended September 30, 2008. The decrease is primarily due to lower legal and consulting expenses and lower contingent capital costs, as Ambac Assurance exercised its rights under the contingent capital facility in December 2008, partially offset by RangeMark operating expenses. Refer to Capital and Capital Support section of this Management’s Discussion and Analysis for further discussion on preferred dividends.

Provision for Income Taxes. Income taxes for the three and nine months ended September 30, 2009 were at an effective rate of (1.6%) and (189.7%), respectively, compared to 20.8% and 25.0% for the three and nine months ended September 30, 2008, respectively. The increase relates predominantly to the release of a portion of the liability for unrecognized tax benefits in the three months ended September 30, 2009, and the additional deferred tax valuation allowance of $1,068 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity, both on a near-term basis (for the next twelve months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; and (iv) external financing. In June 2009, Ambac requested permission from the Bermuda Monetary Authority to allow Ambac (Bermuda) Ltd to return capital to Ambac. The return of capital by Ambac (Bermuda) Ltd to Ambac is subject to regulatory approval, which has not yet been obtained.

Ambac’s principal uses of liquidity are for the payment of interest and principal on its debt, its operating expenses and capital investments in its subsidiaries. Ambac does not expect to pay any dividends on its common stock in 2009 or 2010. Beginning August 15, 2009, Ambac has elected to defer

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

Based on the holdings of cash, short term investments and bonds of $164.7 million as of September 30, 2009, management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, but no guarantee can be given that Ambac Assurance will be able to dividend amounts sufficient to pay all of Ambac’s operating expenses and debt service obligations in the long-term, or that Ambac will be able to access alternative sources of capital. Ambac Assurance is unable to pay dividends in 2009 and will likely be unable to pay dividends in 2010, absent special approval from the OCI, thus constraining Ambac’s principal source of liquidity. Further, other contingencies (e.g., an unfavorable outcome of the outstanding class action lawsuits against Ambac), could cause additional liquidity strain. While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, including maturing principal in the amount of $143 million in August 2011. In addition, its liquidity may run out prior to the second quarter of 2011. Ambac is developing strategies to address its liquidity needs. No assurances can be given that Ambac will be successful in executing any or all of its strategies; such strategies may include a negotiated restructuring of its debt through a prepackaged bankruptcy proceeding. If Ambac is unable to execute these strategies, it may need to consider seeking bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums, receipts from insurance contracts and credit derivatives, net investment income, scheduled investment maturities, sales of investment securities, repayment of loans to affiliates, reinsurance commutation settlements and claim recoveries from reinsurers. In December 2008 and January 2009, Ambac Assurance received $700 million and $100 million, respectively, through the issuance of preferred stock. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and loans to its affiliates. Further deterioration in the insured portfolio, which includes the mortgage-backed insurance and credit derivatives portfolio, would increase the cash outflows due on loss payments.

Ambac Assurance has elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to July 31, 2009. Dividends paid through July 31, 2009 amounted to $12.2 million. An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. During the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009, $0, $17.2 million, and $0 was drawn on this liquidity facility, respectively; at September 30, 2009 the undrawn balance of the liquidity facility was $342.8 million.

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

make a termination payment upon the occurrence of certain specified termination events. These agreements generally do not allow the swap to be terminated without Ambac Assurance’s consent unless Ambac Assurance is downgraded below certain credit ratings (typically A/A2 or A-/A3) by S&P and/or Moody’s. As a result of downgrades of Ambac Assurance, some guaranteed interest rate swaps may be terminated without our consent if stated termination events occur. The termination of an insured interest rate swap as a result of such a termination event may result in claim payments if the swap counterparty provides notice of termination and the obligor fails to pay any resulting termination payment. A claim has been paid under one policy. Other guaranteed swaps have suffered termination events, exposing Ambac to the risk of additional claims should the swap provider choose to terminate the swap and the obligor fail to make the resulting termination payment.

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

These transactions expose Ambac to the following risks:

•	Ambac may have collateral posting requirements due to certain Ambac Assurance rating downgrade triggering events under certain agreements it has provided.

•

As a consequence of Ambac Assurance’s rating downgrades, lessees will be obligated to replace Ambac Assurance as credit enhancer or make termination payments upon a demand thereafter by the lessor. All or a portion of any termination payment may be funded from the liquidation of the related defeasance collateral (i.e. investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a claim payment under its guarantee policy. Following a claim payment, Ambac may then be entitled to exercise its reimbursement rights against the lessee and its ownership rights in the leased assets that may include, among others, the right to liquidate the leased assets.

Ambac’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac rating downgrade triggering events at September 30, 2009 is $1.2 billion. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral and reinsurance is $1.0 billion, at September 30, 2009. As a result of Ambac’s credit rating downgrades, twelve lessees in these transactions are currently required to replace Ambac as financial guarantee provider. There are two additional lessees that would be required to replace Ambac as financial guarantee provider in certain circumstances. In one case, Ambac’s replacement would be required upon the withdrawal of the guarantee of the lessee’s municipal owner and in the other case, Ambac’s replacement would be required upon the rating downgrades of the second guarantor below a certain rating. A lessee’s failure to replace Ambac as financial guarantee provider may result in a lease event of default and the lessee’s obligation to make a termination payment.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payment on investment and payment agreement obligations, payments on intercompany loans, net obligations under interest rate and currency swaps including collateral posting and operating expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management believes that its Financial Services short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; unsecured intercompany loans and capital contributions from Ambac Assurance; and net receipts from swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreement and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of September 30, 2009, $0.8 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.1 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $1,187.2 million in connection with its outstanding investment agreements, including accrued interest, at September 30, 2009. Ambac expects that the balance of the investment agreement portfolio will continue to decline as additional transactions are cured, negotiated settlements take place and as contractual amortization occurs.

The investment agreement business executed a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC (“Ambac Financial Services”). In addition, Ambac Financial Services provides interest rate and currency swap transactions for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, Ambac is required to post collateral to a swap dealer to cover unrealized losses. In addition, Ambac Financial Services is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. Ambac posted collateral of $371.6 million under these contracts at September 30, 2009. The downgrades of Ambac Assurance in 2009 have triggered additional termination events which in some cases have

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

resulted in additional collateral requirements and/or termination payments on Ambac’s financial services products. All Ambac Financial Services derivative contracts that possess rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. All contracts that require collateral posting are currently collateralized. If counterparties elect to exercise their right to terminate, the termination payment amount owed to Ambac, or to the counterparty, will be determined in accordance with the derivative contract terms which may differ from market values as reported in Ambac’s financial statements.

Additionally, Ambac Financial Services hedges part of its interest rate risk with financial futures contracts. This requires it to post margin with its futures clearing merchant. On September 30, 2009 this amount was $25.2 million.

Ambac Capital Services, LLC (“ACS”) maintained a portfolio of total return swaps (“TRS”). These transactions had collateralization provisions that were triggered upon Moody’s downgrade of Ambac Assurance to Baa1 on November 5, 2008, which gave the counterparty the ability to require ACS to post collateral. The Moody’s downgrade of Ambac Assurance to Caa2 resulted in the triggering of termination events in the TRS portfolio which resulted in Ambac being obligated to purchase the underlying bonds and settle the termination of the related hedging and funding agreements. As of September 30, 2009, all total return swap positions have been terminated.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products was not required to post collateral under any of its contracts. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90 million of collateral to the counterparty.

Nearly all financial services product contracts that possess collateral posting requirements due to ratings triggers are collateralized. Moody’s downgrade of Ambac Assurance to below investment grade on April 13, 2009 provided professional swap counterparties with which Ambac has collateral support agreements the option to terminate the swaps. Upon termination, the party which is in a net liability position would be required to pay the market termination amount and would have all collateral returned. If terminations were to occur it would generally result in a return of collateral to Ambac in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements.

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

Ambac Assurance Statutory Basis Results. OCI only allows the use of statutory basis accounting practices prescribed or permitted by the State of Wisconsin under the Wisconsin Administrative Code (“U.S. SAP”) for the purposes of determining and reporting the results of operations and statutory surplus of insurance companies licensed or authorized to issue insurance policies in the state of Wisconsin. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual has been adopted as a component of prescribed accounting practices by the State of Wisconsin.

The significant differences from U.S. GAAP are that under U.S. SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have already defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. Such payments are discounted using discount rates that approximate the average rate of return on admitted assets, as prepared in accordance with U.S. SAP. For the nine months ended September 30, 2009, the rate utilized for the purpose of discounting loss reserves was 4.5%. Changes to the discount rate are allowed at the end of the year. Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate.

•

Mandatory contingency reserves are required based upon the type of obligation insured, whereas U.S. GAAP does not require such a reserve. Releases of the contingency reserves are subject to OCI approval and relate to a determination that the held reserves are deemed excessive. During the quarter ended June 30, 2009, Ambac Assurance has requested and received approval from OCI to release approximately $1.8 billion of its contingency reserves. Ambac Assurance’s statutory capital and surplus increased by the amount of the contingency reserves released.

•

Investment grade fixed income investments are stated at amortized cost and below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under U.S. GAAP, all bonds are reported at fair value;

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test. When the Company’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, the Company discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and the obligations are guaranteed by Ambac Assurance, the Company records an estimated impairment loss for probable losses which are in excess of the subsidiaries’ claims paying resources. Such payments are discounted using discount rates that approximate the average rate of return on admitted assets, as prepared in accordance with U.S. SAP. For the nine months ended September 30, 2009, the rate utilized for the purpose of discounting loss reserves was 4.5%. Changes to the discount rate are allowed at the end of the year. As a result of significant losses from Ambac Credit Product’s credit derivative portfolio, Ambac Assurance has established such a liability. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

valuations of the CDO exposures and includes the effect of Ambac Assurance’s own credit default swap spreads in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

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

Ambac Assurance has not yet completed its statutory financial statements for the third quarter of 2009. As a result of significant losses on exposures to residential mortgage backed securities (“RMBS”), including financial guarantee insurance policies and credit default swap contracts on CDO of ABS securities, Ambac Assurance’s statutory capital and surplus had been reduced significantly. Ambac Assurance continues to work to reduce exposures through commutations and other settlements. The third quarter 2009 results and ending statutory surplus will be affected by estimated impairment losses on credit derivatives, realized losses relating to other than temporary impairment losses on Alt-A investments and statutory loss and loss expenses incurred during the quarter and will also include the effects of commutations and other settlements completed prior to the filing of Ambac Assurance’s statutory financial statements, as well as other significant non-recurring third quarter activity such as reinsurance recaptures of $311 million, which has a positive effect on surplus, and the correction of an error in the prior quarter’s estimation of credit derivative impairments of approximately $280 million, which has a negative effect on surplus. Ambac Assurance’s statutory financial statements are scheduled to be filed with the OCI and the regulators in the other jurisdictions in which it is licensed no later than November 16, 2009.

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

Balance Sheet. The impact of ASC Topic 944 on the consolidated balance sheet of Ambac was as follows:

Balance Sheet Changes

$-millions	Balance December 31, 2008	ASC Topic 944 Adjustment	Balance January 1, 2009
Total assets	$17,259.7	$5,609.5	$22,869.2
Total liabilities	20,348.8	5,991.2	26,340.0
Total stockholders’ equity	(3,089.1)	(381.7)	(3,470.8)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The ASC Topic 944 adjustments reported in the table above reflect the implementation as of January 1, 2009. The adjustments to total assets relate primarily to: (i) recording the present value of future installment premiums to be collected over the lives of the respective transactions (primarily structured finance transactions); (ii) recording deferred ceded premiums related to reinsurance of installment policies; and (iii) increased estimated reinsurance recoverable on paid and unpaid losses resulting from the increase in loss and loss adjustment expenses as discussed below. The adjustments to total liabilities relate primarily to: (i) recording unearned premiums related to installment policies; (ii) recording the present value of premium due to reinsurers related to future installment premiums, net of ceding commissions; and (iii) recording increased loss and loss expenses primarily as a result of lowering the discount rate applied to future loss payments to the estimated risk-free rate.

Excluding the ASC Topic 944 implementation impact, total assets declined by approximately $4.8 billion driven by lower invested securities in the Ambac Assurance and financial services portfolios and net deferred tax assets, partially offset by new variable interest entity assets consolidated in 2009 ($0.9 billion), of which one variable interest entity was liquidated during the third quarter of 2009. The fair value of the consolidated investment portfolio, excluding variable interest entities, declined from $10.3 billion at December 31, 2008 to $9.8 billion at September 30, 2009. The decline in fair value was primarily due to liquidations in the investment agreement portfolio to pay terminated agreements and lower market values in certain asset classes within the investment portfolios, primarily focused in the mortgage and asset-backed securities. The deferred tax asset declined as a result of the increase in the deferred tax asset valuation allowance during the first nine months of 2009. As of September 30, 2009, stockholders’ equity was ($2.17) billion, a 30% increase from year-end 2008 stockholders equity. The increase was primarily the result of unrealized gains on performing securities, and the issuance of $100 million of preferred stock by Ambac Assurance on January 2, 2009, partially offset by the net loss reported for the nine month period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$3,148.4	$3,314.9	$4,421.3	$4,260.5
Corporate obligations	902.7	875.6	443.8	381.6
Foreign obligations	182.5	192.9	143.3	150.4
U.S. government obligations	210.3	215.1	172.8	183.8
U.S. agency obligations	164.3	174.9	483.8	559.2
Residential mortgage-backed securities	1,973.1	2,022.7	3,788.8	1,861.0
Collateralized debt obligations	80.4	59.6	—	—
Other asset-backed securities	1,636.9	1,378.0	1,626.9	1,141.1
Short-term	1,344.9	1,344.9	1,454.2	1,454.2
Other	1.3	1.3	14.0	14.1

	9,644.8	9,579.9	12,548.9	10,005.9

Fixed income securities pledged as collateral:
U.S. government obligations	143.4	146.0	125.1	129.7
U.S. agency obligations	25.4	27.2	29.7	32.0
Residential mortgage-backed securities	72.3	75.7	122.5	125.2

	241.1	248.9	277.3	286.9

Total	$9,885.9	$9,828.8	$12,826.2	$10,292.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities at September 30, 2009 and December 31, 2008 by classification:

(Dollars in millions)	Financial Guarantee	Financial Services	Corporate	Total
September 30, 2009:
RMBS Mid-prime – First lien - Alt-A	$1,023.9	$210.7	$—	$1,234.6
U.S. Government sponsored enterprise mortgages	165.8	334.4	—	500.2
Military housing	356.3	—	—	356.3
Credit cards	42.6	269.0	—	311.6
Student loans	256.3	82.3	—	338.6
RMBS - Second lien	120.1	5.4	—	125.5
Government National Mortgage Association	5.4	108.5	—	113.9
RMBS – First lien – Sub Prime	102.6	—	—	102.6
CDO / CLO	59.6	—	—	59.6
Structured insurance	42.1	—	—	42.1
Auto	45.0	31.7	—	76.7
RMBS – First lien – Prime	21.6	—	—	21.6
Aircraft securitizations	32.6	—	—	32.6
Other	220.1	—	—	220.1

Total	$2,494.0	$1,042.0	$—	$3,536.0

December 31, 2008
RMBS Mid-prime – First lien - Alt-A	$521.4	$315.3	$—	$836.7
U.S. Government sponsored enterprise mortgages	144.8	617.2	—	762.0
Military housing	224.7	—	—	224.7
Credit cards	33.0	237.2	—	270.2
Student loans	170.0	176.8	—	346.8
RMBS - Second lien	150.8	12.3	—	163.1
Government National Mortgage Association	—	268.8	—	268.8
RMBS – First lien – Sub Prime	2.7	—	—	2.7
CDO / CLO	42.6	—	—	42.6
Structured insurance	3.2	6.1	—	9.3
Auto	7.7	15.6	—	23.3
RMBS – First lien – Prime	13.0	—	—	13.0
Aircraft securitizations	8.4	—	—	8.4
Other	155.7	—	—	155.7

Total	$1,478.0	$1,649.3	$—	$3,127.3

The weighted average rating of the mortgage and asset-backed securities are BBB and A+ as of September 30, 2009 and December 31, 2008, respectively.

The following table provides the fair value of residential mortgage-backed securities by vintage and type at September 30, 2009:

Year of Issue (Dollars in millions)	First lien Alt-A	Second lien	First lien Sub Prime	First lien Prime	Total
2003 and prior	$—	$1.1	$—	$2.8	$3.9
2004	36.8	1.6	—	—	38.4
2005	203.0	14.1	18.9	10.0	246.0
2006	437.9	74.5	23.9	8.8	545.1
2007	556.9	34.2	59.8	—	650.9

Total	$1,234.6	$125.5	$102.6	$21.6	$1,484.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes, for all securities in an unrealized loss position as of September 30, 2009 and December 31, 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	September 30, 2009		December 31, 2008
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$7.1	$1.6	$1,088.5	$70.3
7 – 12 months	63.5	6.3	1,332.0	80.2
Greater than 12 months	50.8	1.1	524.7	52.3

	121.4	9.0	2,945.2	202.8

Corporate obligations in continuous unrealized loss for:
0 – 6 months	73.2	7.6	94.2	6.9
7 – 12 months	43.5	6.5	39.0	6.0
Greater than 12 months	136.0	31.7	148.3	56.8

	252.7	45.8	281.5	69.7

Foreign obligations in continuous unrealized loss for:
0 – 6 months	9.6	0.2	18.3	1.6
7 – 12 months	—	—	—	—
Greater than 12 months	4.9	0.8	—	—

	14.5	1.0	18.3	1.6

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	19.7	0.1	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	19.7	0.1	—	—

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	4.4	0.1	—	—
7 – 12 months	1.8	—	—	—
Greater than 12 months	—	—	—	—

	6.2	0.1	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 – 6 months	124.2	36.9	180.4	31.1
7 – 12 months	51.4	33.7	45.2	9.5
Greater than 12 months	145.7	86.2	651.7	1,906.4

	321.3	156.8	877.3	1,947.0

Collateralized debt obligation securities in continuous unrealized loss for:
0 – 6 months	8.6	0.2	—	—
7 – 12 months	—	—	—	—
Greater than 12 months	51.0	20.6	—	—

	59.6	20.8	—	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	148.2	23.8	546.3	159.7
7 – 12 months	641.8	146.7	91.9	52.8
Greater than 12 months	339.5	88.4	339.6	276.0

	1,129.5	258.9	977.8	488.5

Short-term and other in continuous unrealized loss for:
0 – 6 months	—	—	1.2	—
7 – 12 months	—	—	0.2	0.1
Greater than 12 months	—	—	0.1	—

	—	—	1.5	0.1

Totals	$1,924.9	$492.5	$5,101.6	$2,709.7

Management has determined that the unrealized losses in fixed income securities at September 30, 2009 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk / liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $1,924.9 million that were in a gross unrealized loss position at September 30, 2009, below investment grade securities and non-rated securities had a fair value of $290.8 million and unrealized loss of $90.6 million, which represented 15% of the total fair value, and 18% of the unrealized loss as shown in the table above. Of the $5,101.6 million that were in a gross unrealized loss position at December 31, 2008, below investment grade securities and non-rated securities had a fair value of $56.6 million and an unrealized loss of $129.7 million, which represented 1.1% of the total fair value and 4.8% of the unrealized loss as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased.

During the three and nine months ended September 30, 2009, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the three months ended September 30, 2009, Financial Services and Financial Guarantee other-than-temporary impairment write-downs were $11.7 and $32.5 million, respectively. For the nine months ended September 30, 2009 other-than-temporary writedowns in the Financial Services and Financial Guarantee segments included $283.9 million and $1,452.7 million, respectively. These impairments were primarily related to Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment and/or intends to sell as of September 30, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the ratings distribution of the fixed income investment portfolio at September 30, 2009 and December 31, 2008:

Rating (1) : September 30, 2009(2):	Financial Guarantee	Financial Services	Combined
AAA	30%	73%	37%
AA	32	18	30
A	15	2	13
BBB	7	—	6
Below investment grade	15	7	13
Not Rated	1	—	1

	100%	100%	100%

December 31, 2008:
AAA	38%	94%	53%
AA	38	6	29
A	16	—	12
BBB	5	—	4
Below investment grade	3	—	2
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Approximately 15% of the decline from AAA in the combined ratings distribution is due to downgrades by Moody’s on Alt-A securities in our investment portfolio to below investment grade.

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. Since the insurance cannot be legally separated from the underlying security, the fair value of the insured securities in the investment portfolio includes the value of any financial guarantee embedded in such securities, including guarantees written by Ambac Assurance. In addition, a hypothetical fair value assuming the absence of the insurance is not readily available from our independent pricing sources. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2009:

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions) Financial Guarantee	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating (1)
National Public Finance Guarantee Corporation(2)	$1,586.8	$24.1	$—	$—	$1,610.9	AA-
Financial Security Assurance Inc	688.4	87.9	26.3	—	802.6	A+
Ambac Assurance Corporation	54.6	22.9	792.9	1.2	871.6	BB
Financial Guarantee Insurance Corporation	26.7	—	23.0	—	49.7	A-
MBIA Insurance Corporation	25.5	31.0	25.3	—	81.8	BBB+
Radian Asset Assurance Inc	—	—	29.4	—	29.4	BBB-
Assured Guaranty Corporation	—	—	31.6	—	31.6	CCC+

Total	$2,382.0	$165.9	$928.5	$1.2	$3,477.6	A-

Financial Services
Financial Security Assurance Inc	$—	$54.5	$5.4	$—	$59.9	BB
Assured Guaranty Corporation	—	—	26.6	—	26.6	BBB

Total	$—	$54.5	$32.0	$—	$86.5	BB+

Corporate
Financial Security Assurance Inc	$26.1	$—	$—	$—	$26.1	AA-

Total	$26.1	$—	$—	$—	$26.1	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	National Public Financial Guarantee Corporation contains all Public Finance exposures underwritten by MBIA Insurance Corporation and Financial Guarantee Insurance Corporation.

Cash Flows. Net cash used in operating activities was ($1,335.7) million and ($654.6) million during the nine months ended September 30, 2009 and 2008, respectively. The negative cash used in operating activities is primarily due to significantly high payments under derivative swap obligations, high loss/commutation payments on insurance policies and CDS contracts. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts. In October 2009, Ambac received approximately $353 million in connection with reinsurance commutations that were executed in the third quarter of 2009.

Net cash used in financing activities was ($2,474.4) million and ($1,751.2) million during the nine months ended September 30, 2009 and 2008, respectively. Financing activities for the nine months ended September 30, 2009 included repayments of investment and payment agreements of $1,643.1 million and payments for the redemption of a variable interest entity debt of $920.8 million; partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million. Financing activities for the nine months ended September 30, 2008 included repayments of investment and payment agreements of $3,041.7 million, partially offset by proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million.

Net cash provided by investing activities was $3,851.9 million and $2,374.3 million during the nine months ended September 30, 2009 and 2008, respectively. Investing activities for the nine months ended September 30, 2009 included proceeds from the sale and maturity of bonds of $3,511.8 million and cash acquired in consolidation of variable interest entities of $1,013.3 million, partially offset by

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

purchases of bonds of $1,636.3 million. Investing activities for the nine months ended September 30, 2008 included proceeds from the sale and maturity of bonds of $6,044.0, partially offset by purchases of bonds of $3,118.3 million and net purchases of short-term securities of $455.2 million.

Net cash provided by operating, investing and financing activities was $41.7 million and ($31.6) million during the nine months ended September 30, 2009 and 2008, respectively.

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

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees, as counterparty to reinsurers and derivative and other financial contracts and as a holder of loans and investment securities. Ambac’s Executive Risk Management Committee (“ERMC”) employs various procedures and controls to monitor and manage credit risk. The ERMC is comprised of Ambac’s senior risk professionals and senior management. Its purview is enterprise-wide and its focus is on risk limits and measurement, concentration and correlation of risk, and the attribution of economic and regulatory capital in a portfolio context.

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $422.2 million and $627.2 million from its reinsurers at September 30, 2009 and December 31, 2008, respectively. The largest reinsurer accounted for 6.0% of gross par outstanding at September 30, 2009.

As of September 30, 2009, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $33,604 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at September 30, 2009 and its rating levels as of October 29, 2009:

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Standard & Poor’s		Moody’s
Reinsurers	Rating	Credit watch	Rating	Credit watch	Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
Assured Guaranty Re Ltd	AA	Stable	Aa3	Review for downgrade	79.06%	$—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Negative outlook	9.29%	—
Assured Guaranty Corporation	AAA	Negative outlook	Aa2	Review for downgrade	8.54%	23,499
Financial Security Assurance Inc	AAA	Negative outlook	Aa3	Review for downgrade	2.46%	14,016
Financial Guaranty Insurance Corp.(1)	RWR	RWR	RWR	RWR	0.00%	45,994
Other					0.65%	36

Total					100.00%	$83,545

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

CWN – credit watch negative

RWR – ratings withdrawn

During the third quarter of 2009, Ambac terminated all but one reinsurance contract with MBIA Insurance Corporation and Radian Asset Assurance, Inc. and all reinsurance contracts with Swiss Reinsurance Company. Refer to the MD&A Financial Guarantee Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts for a detailed discussion.

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

Financial instruments that may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt, interest rate derivatives, and financial guarantee and credit derivative contracts on which Ambac expects to make claim payments.

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its municipal interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates and (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, (iii) variability between Treasury and swap rates, and (iv) changes in inflation expectations and nominal swap rates in the UK. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac will experience a mark-to-market gain or loss of $0.09 million and $0.14 million at September 30, 2009 and December 31, 2008, respectively.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Variable-rate municipal bonds typically reset weekly and contain a liquidity facility provided by third party banks. In the event that there is a failed remarketing of the bonds, the liquidity facility provider will purchase the bonds. The current dislocation in the credit markets and the rating agency actions on Ambac Assurance began affecting the marketability of such variable rate bonds in early 2008. This led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. Assuming the dislocation in the credit markets continues and the rates of the variable rate bonds related to our municipal swaps remain at September 30, 2009 levels for a one year period, we would recognize additional losses of approximately $7.0 million. The municipal interest rate swaps where we pay an issue-specific bond rate contain provisions that are designed to protect against certain forms of basis risk or tax reform. These provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event of a liquidity facility put. Assuming these triggering events were to occur for the entire municipal swap portfolio and Ambac Financial Services were to convert its rate to an alternative floating rate, we would recognize mark-to-market gains. In certain transactions one or more of these triggering events have in fact occurred. Since 2008, Ambac has (i) terminated several of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $91 million as of September 30, 2009.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. During the three months ended September 30, 2009, Ambac’s derivative subsidiary, Ambac Financial Services, wrote intercompany interest rate swaps to hedge exposure to rising interest rates in the credit derivative portfolio. These intercompany interest rate swaps are included in the company’s VaR measurements. For the nine months ended September 30, 2009 and the year ended December 31, 2008, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $3.6 million and $1.3 million, respectively. Ambac’s VaR ranged from a high of $6.0 million to a low of $1.5 million in the nine months ended September 30, 2009 and from a high of $3.3 million to a low of $0.6 million in the year ended December 31, 2008. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

Financial instruments that may be adversely affected by changes in credit spreads include Ambac’s outstanding credit derivative contracts and invested assets. Changes in credit spreads are generally caused by changes in the market’s perception of the credit quality of the underlying obligations. Market liquidity and prevailing risk premiums demanded by market participants are also reflected in credit spreads and impact valuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Ambac, through its subsidiary Ambac Credit Products (“ACP”), entered into credit derivative contracts. These contracts require ACP to make payments upon the occurrence of certain defined credit events relating to an underlying obligation (generally a fixed income obligation). If credit spreads of the underlying obligations change, the market value of the related credit derivative changes. As such, ACP could experience mark-to-market gains or losses. ACP structured its contracts with partial hedges from various financial institutions or with first loss protection. Such structuring mitigates Ambac Credit Product’s risk of loss and reduces the price volatility of these financial instruments.

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives as of September 30, 2009 by asset type, including a $2.9 billion guarantee commitment with respect to a static pool of CDOs of ABS which meets the definition of and is accounted for as a credit derivative.

($ in millions):	CDO of ABS	CDO of CDO	CLO	Other	Total
Net par outstanding	$22,588	$65	$18,328	$9,094	$50,075
Net asset (liability) fair value	(2,843)	(13)	(499)	(466)	(3,821)

The following table summarizes the estimated change in fair values (based primarily on the valuation models discussed above) on the net balance of Ambac’s net structured credit derivative positions assuming immediate parallel shifts in reference obligation spreads at September 30, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)					Total Estimated Unrealized Gain/(Loss)
Change in Underlying Spreads	CDO of ABS	CDO of CDO	CLO	Other	Total
500 basis point widening	$(2,030)	$(6)	$(463)	$(263)	$(2,762)	$(6,583)
250 basis point widening	(1,015)	(3)	(231)	(132)	(1,381)	(5,202)
50 basis point widening	(203)	(1)	(46)	(26)	(276)	(4,097)
Base scenario	—	—	—	—	—	(3,821)
50 basis point narrowing	203	1	46	26	276	(3,545)
250 basis point narrowing	1,015	3	228	122	1,368	(2,453)
500 basis point narrowing	2,016	5	345	214	2,580	(1,241)

Also included in the fair value of credit derivative liabilities is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Incorporating Ambac spreads into the determination of fair value has resulted in a $16.0 billion reduction to the credit derivatives liability as of September 30, 2009. Ambac credit default swap spreads have widened substantially from September 30, 2009 to October 30, 2009. Using the Ambac credit default swap spreads as of October 30, 2009 would have resulted in a fair value of credit derivative liabilities $1.5 billion lower than that reported at September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative and swap positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at September 30, 2009 ($ in millions):

	Estimated Unrealized Gain / (Loss)
Change in Ambac Assurance credit spreads	CDO of ABS	CDO of CDO	CLO	Other	Total	Total Estimated Unrealized Gain (Loss)
2000 basis point widening	$864	$4	$99	$103	$1,070	($2,751)
1000 basis point widening	506	2	55	57	620	(3,201)
500 basis point widening	276	1	29	31	337	(3,484)
Base scenario	—	—	—	—	—	(3,821)
500 basis point narrowing	(339)	(1)	(33)	(35)	(408)	(4,229)
1000 basis point narrowing	(763)	(3)	(70)	(75)	(911)	(4,732)
2000 basis point narrowing	(2,032)	(7)	(161)	(177)	(2,377)	(6,198)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each credit derivative transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily with sub-prime RMBS securities. In 2008 and 2009, the independent rating agencies have continued to downgrade mortgage-backed and CDO of ABS securities, and, to a lesser degree, other structured securities including many of the securities underlying our credit derivatives. General market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have shown some signs of stability but remain subject to significant volatility. We expect price volatility to continue until uncertainty regarding the mortgage-backed securities and credit markets in general is reduced.

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 2000 basis points over LIBOR as of September 30, 2009. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at September 30, 2009, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $1.5 billion. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac’s disclosure controls and procedures are effective at the reasonable assurance level.

Disclosure controls and procedures are the controls and other procedures of Ambac Financial Group that are designed to ensure that information required to be disclosed by Ambac Financial Group (including its consolidated subsidiaries) in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Ambac Financial Group in the reports that it files or submits under the Exchange Act is accumulated and communicated to Ambac Financial Group’s management, including its Chief Executive Officer and Chief Financial officer, to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls Over Financial Reporting. To address new reporting requirements of ASC Topic 944, Ambac’s management has implemented changes to our systems and operational processes. As such, Ambac’s management has added certain internal controls over financial reporting to Ambac’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal quarter ended March 31, 2009. There were no changes in Ambac’s internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. A purchaser of Ambac’s DISCS has threatened to file a lawsuit against Ambac and its chief financial officer related to the purchase of the DISCS. The allegations in the threatened lawsuit are similar to those made in the above-described litigation and relate to the class period specified in the above-described litigation.

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

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that

PART II – OTHER INFORMATION

asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action have subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the notion to intervene was denied; plaintiffs in the Delaware action have appealed that decision and briefing on the appeal is currently underway; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on November 21, 2008, defendants moved to dismiss or stay the New York State shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac and Ambac Assurance have been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), Oakland, California, Sacramento, California and Riverside, California , the City and County of San Francisco, the Counties of San Mateo, Alameda and Contra Costa, California, the City of Los Angeles Department of Water and Power and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Ambac was originally named as a defendant in lawsuits filed by Los Angeles, Stockton and the Counties of San Diego, San Mateo and Contra Costa, California against a number of financial institutions which provide guaranteed investment contracts (“GICs”) and interest rate swaps, swaptions and options (“Derivative Products”) in the municipal market. Los Angeles and Stockton allege that the defendants violated state antitrust law and common law by engaging in illegal bid-rigging and market allocation, thereby depriving the cities of competition in the awarding of GICs and Derivative Products and ultimately resulting in the cities paying higher fees for these products. Ambac is not named as a defendant in the plaintiff’s amended complaints and is therefore dismissed without prejudice from the lawsuits, although the amended complaints still allege that Ambac is a co-conspirator.

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

PART II – OTHER INFORMATION

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

Ambac Assurance has been named in a lawsuit filed by the administrator of certain pooled loan programs involving health care institutions. Ambac Assurance insured bonds which financed the pooled loan programs. The administrator claims that Ambac Assurance breached a contractual obligation to pay certain fees to the administrator.

Ambac Assurance and certain of its subsidiaries have been threatened named in or threatened with lawsuits by issuers and other counterparties in auction rate securities and variable rate demand obligation transactions insured by Ambac Assurance. Generally, these lawsuits and threatened lawsuits involve claims by the counterparties that they incurred losses as a result of Ambac Assurance’s deteriorated financial position and alleged failures by Ambac Assurance to disclose its exposure to CDOs and RMBS and its financial condition.

Ambac also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac produce a wide range of documents and information. Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac to a West Virginia governmental entity or for which Ambac submitted a bid or offer that was not the winning bid.

Ambac is involved from time to time in various routine legal proceedings, including proceedings related to litigation with present or former employees. Although Ambac’s litigation with present or former employees is routine and incidental to the conduct of its business, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for, among other things, termination of employment that is wrongful or in violation of implied contracts.

In the ordinary course of their businesses, certain of Ambac’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may be result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year may be material to Ambac’s results of operations in that quarter or fiscal year.

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

Ambac’s available liquidity is currently insufficient to fund its needs beyond the near term and its failure to successfully execute on its current strategies could result in it running out of liquidity in the second quarter of 2011, or potentially sooner.

Ambac’s available liquidity has diminished significantly. Ambac’s liquidity, both on a near-term basis and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends on its common stock or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; and (iv) external financing. Ambac’s principal uses of liquidity are for the payment of principal and interest on its debt (including annual interest expense of approximately $88.7 million, after taking into account the deferral of interest on the DISCs, and maturing principal in the amount of $143 million in August 2011), its operating expenses, and capital investments in and loans to its subsidiaries. However, Ambac Assurance is unable to pay dividends in 2009 and will likely be unable to pay dividends in 2010, absent special approval from the OCI, thus constraining Ambac’s principal source of liquidity. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against Ambac) could cause additional liquidity strain. While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, including maturing principal in the amount of $143 million in August 2011, and its liquidity may run out prior to the second quarter of 2011. Ambac is developing strategies to address its liquidity needs; such strategies may include a negotiated restructuring of its debt through a prepackaged bankruptcy proceeding. No assurances can be given that Ambac will be successful in executing any or all of its strategies. If Ambac is unable to execute these strategies, it will consider seeking bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups.

As a result of Ambac Assurance’s financial condition, regulators could commence delinquency proceedings with respect to Ambac.

Due to the deterioration of Ambac Assurance’s financial condition the OCI has increased its oversight of Ambac Assurance and is evaluating Ambac Assurance’s ability to pay all claims in its insured portfolio. While no proceeding is currently pending, following such evaluation and depending on the result of such review, OCI could decide to initiate delinquency proceedings with respect to Ambac Assurance to protect the interests of policyholders. A number of adverse consequences could result from the initiation of delinquency proceedings, including the occurrence of an event of default with respect to Ambac’s debt, which could result in acceleration of principal in the amount of $1,642 million; termination of credit default swap

PART II – OTHER INFORMATION

contracts which are insured by Ambac Assurance, which could liquidate mark-to-market claims in respect of underlying exposures in the amount of $23,108 million; and the loss of control rights by Ambac Assurance in respect of insured transactions, thus compromising Ambac Assurance’s ability to mitigate loss in its insured portfolio, including its ability to fully realize the credit for remediation implicit in its loss reserves.

Ambac Assurance is subject to the insurance laws and regulations of each jurisdiction in which it is licensed. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose us to fines, the loss of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance and/or the inability of Ambac Assurance to dividend monies to us, all of which could have an adverse impact on our business results and prospects. Such adverse impacts could include the termination of credit default swaps that are insured by Ambac Assurance. Any of the foregoing items could prompt the initiation of delinquency proceedings with respect to Ambac Assurance. Even if delinquency proceedings were not commenced, the Commissioner of Insurance of the State of Wisconsin could impose additional limitations on our operations and business, which could limit the ability of Ambac Assurance to pay claims under financial guarantee insurance policies, credit default swaps and reinsurance agreements and dividends to Ambac for an unspecified period of time.

Ambac Assurance is a party to a reinsurance agreement with Ambac UK, pursuant to which Ambac Assurance has reinsured certain financial guarantee insurance policies written by Ambac UK. As a result of the decline in Ambac Assurance’s statutory surplus, Ambac UK could seek to terminate the reinsurance agreement. Ambac Assurance would likely challenge Ambac UK’s termination of the reinsurance agreement; if that challenge is not successful, it is not clear whether the Commissioner of Insurance of the State of Wisconsin would permit Ambac Assurance to make the required termination payment to Ambac UK, given Ambac Assurance’s financial condition. The Wisconsin regulator could prompt the initiation of delinquency proceedings with respect to Ambac Assurance in order to avoid such payment. In addition, Ambac UK has the right to terminate the reinsurance agreement upon the initiation of a delinquency proceeding with respect to Ambac Assurance.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered below investment grade. We do not record loss reserves for investment grade credits. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 3 of the Notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

In sizing loss reserves with respect to our mortgage-related insurance exposures, we take account of expected recoveries from originators of the related mortgage-backed securities transactions, which were $1,922.0 million at September 30, 2009. Expected recoveries derive from contractual provisions in the related transaction documents which require that the originator repurchase securitized mortgage loans which do not conform to representations and warranties given by the originator at the time that the mortgage-backed securities were issued. After a forensic exercise in which we examine loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the originator for repurchase. Originators may dispute that such loans are nonconforming;

PART II – OTHER INFORMATION

additionally, we may be unable to enforce the repurchase remedy due to deterioration of the originator’s financial position. In addition, a portion of the expected recoveries are derived from estimated amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans. While we believe that the method used for extrapolating estimated recoveries with respect to such transactions is appropriate, such amounts may vary had we reviewed the loans in such transactions on a loan-by-loan basis. Please see Management’s Discussion and Analysis in Item 2 of this Quarterly Report on Form 10-Q for additional discussion of our subrogation and remediation efforts.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, we are subject to the loss of control rights in many insured transactions in the event that we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. In the event that we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves.

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

If Ambac were to issue equity securities in the future, including in connection with any strategic transaction, or if previously issued securities of Ambac were to be sold by the current holders, it may experience an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. In general terms, an ownership change would result from transactions increasing the aggregate ownership of certain stockholders in our stock by more than 50 percentage points over a testing period (generally three years). If an ownership change occurred, our ability to use certain tax attributes, including certain built-in losses, credits, deductions or tax basis, may be limited. We cannot give any assurance that we will not undergo an ownership change at a time when these limitations would have a significant effect.

PART II – OTHER INFORMATION

Ultimate actual claim payments on our CDO of ABS and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.

As of September 30, 2009, Ambac reported a total of $3.8 billion of mark-to-market liabilities on credit derivative exposures, whereas our estimated credit impairment totaled $5.6 billion related to certain collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”). An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered by us to be below investment grade. We do not estimate impairment for investment grade credits. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, volatility of the future LIBOR curve (which could impact our estimates of future interest payments on our guaranteed obligations), macroeconomic factors such as interest rates and employment levels, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates. Correspondingly, such changes would affect our statutory financial position possibly materially and adversely.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At September 30, 2009, approximately 37% of our investment portfolio is insured by financial guarantors, including Ambac. At September 30, 2009, approximately 13% of our investment portfolio comprises “Alt-A” mortgage-backed securities; Moody’s and S&P have recently undertaken a review of Alt-A mortgage-backed securities and have downgraded a large number of such securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Quarterly Report on Form 10-Q, representing the fair value and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at September 30, 2009.

Certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses on a number of these investments. Additionally, management has decided that mortgage-backed securities that are believed to be impaired or are rated below investment grade, as well as certain other securities in the portfolio, are to be sold. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part 1, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—of this Quarterly Report on Form 10-Q, for further information. The following table summarizes amortized cost and estimated fair value of investments at September 30, 2009:

PART II – OTHER INFORMATION

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2009:
Fixed income securities:
Municipal obligations	$3,148.4	$175.5	$9.0	$3,314.9
Corporate obligations	902.7	18.7	45.8	875.6
Foreign obligations	182.5	11.4	1.0	192.9
U.S. government obligations	353.7	7.5	0.1	361.1
U.S. agency obligations	189.7	12.5	0.1	202.1
Residential mortgage-backed securities	2,045.4	209.8	156.8	2,098.4
Collateralized debt obligation securities	80.4	—	20.8	59.6
Other asset-backed securities	1,636.9	—	258.9	1,378.0
Short-term	1,344.9	—	—	1,344.9
Other	1.3	—	—	1.3

Total investments	$9,885.9	$435.4	$492.5	$9,828.8

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the September 30, 2009 fair values shown in the above table.

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

PART II – OTHER INFORMATION

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

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. Our common stock has from time to time traded below $1.00. The application of the continued listing requirement regarding average closing price had been previously suspended temporarily, but the suspension ended on July 31, 2009. If we were to be notified by the NYSE that we have not met continued listing requirements, we generally would have a six-month period to take action to meet the minimum price requirements before our common stock could be suspended for trading or delisted, subject to continued compliance with other NYSE continued listing criteria. We would intend to take steps to cure any such non-compliance should we fall below the NYSE’s requirements, but if at the end of any cure period, we were unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems appropriate and will consider factors such as unsatisfactory financial condition or operating results. A delisting of our common stock would negatively impact us by, among other factors, reducing the liquidity and likely market price of our common stock and reducing the number of investors willing to hold or acquire our common stock, each of which would negatively impact our stock price as well as our ability to raise equity financing.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the third quarter of 2009 and shares available at September 30, 2009:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 2009	7,883	$0.8691	7,883	3,566,018
August 2009	13,535	$0.7638	13,535	3,552,483
September 2009	839	$1.5900	839	3,551,644

Third quarter 2009	22,257	$0.83222	22,257	3,551,644

(1)	Shares repurchased during the third quarter 2009 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

PART II – OTHER INFORMATION

From October 1, 2009 through November 3, 2009, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

Item 6 – Exhibits

The following are annexed as exhibits:

Exhibit Number	Description
10.21	Agreement between Douglas C. Renfield-Miller and Ambac Financial Group, Inc.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13a-14 and 15d-14.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)
Dated: November 9, 2009	By:	/s/ Sean T. Leonard
Sean T. Leonard Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
10.21	Agreement between Douglas C. Renfield-Miller and Ambac Financial Group, Inc.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.