Form 10-K
period 2009-12-31
AMBAC FINANCIAL GROUP INC
filed 2010-04-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of the close of business on June 30, 2009 was $264,549,869.52 (based upon the closing price of the Registrant’s shares on the New York Stock Exchange on that date, which was $.92). For purposes of this information, the outstanding shares of Common Stock which were owned by all directors and executive officers of the Registrant were deemed to be shares of Common Stock held by affiliates.

As of March 25, 2010, 288,380,178 shares of Common Stock, par value $0.01 per share, (net of 5,998,104 treasury shares) were outstanding.

Documents Incorporated By Reference

Portions of Ambac Financial Group, Inc.’s Proxy Statement for its 2010 Annual Meeting of Stockholders scheduled to be held on June 14, 2010 are incorporated by reference into the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12 and 14.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) Ambac has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection; (2) the unlikely ability of Ambac Assurance to pay dividends to Ambac in the near term; (3) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements bring claims alleging that the rehabilitation of the Segregated Account (as defined in Part I, Item 1, Recent Developments) constitutes an event of default under the applicable debt indenture or an event of default under the applicable ISDA contract; (4) adverse events arising from the Segregated Account Rehabilitation Proceedings (as defined in Part I, Item 1, Recent Developments), including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (5) litigation arising from the Segregated Account Rehabilitation Proceedings; (6) any changes to the Proposed Settlement (as defined in Part I, Item 1, Recent Developments), or the failure to consummate the Proposed Settlement; (7) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (8) potential of rehabilitation proceedings against Ambac Assurance, with resulting adverse impacts; (9) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (10) possible delisting of Ambac’s common shares from the NYSE; (11) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks which impact assets in Ambac Assurance’s investment portfolio; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (16) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (17) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees; (18) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (19) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (20) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (21) likely unavailability of adequate capital support and liquidity; (22) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (23) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (24) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (25) factors that may influence the amount of installment premiums paid to Ambac, including the imposition of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (26) changes in prevailing interest rates; (27) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of the new financial guarantee insurance accounting standard effective January 1, 2009, which, among other things, introduces volatility in the recognition of premium earnings and losses; (28) changes in accounting principles or practices that may impact Ambac’s reported financial results; (29) legislative and regulatory developments; (30) operational risks, including with respect to internal processes, risk models, systems and employees; (31) changes in tax laws and other tax-related risks; (32) other factors described in the Risk Factors section in Part I, Item 1A of this Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (33) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

Part I

Item 1.	Business.

INTRODUCTION

Ambac Financial Group, Inc. (“Ambac” or the “Company”), headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provided financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC with a negative outlook by Standard & Poor’s Ratings Service (“S&P”), and C by Moody’s Investors Services, Inc. (“Moody’s”). See “Rating Agencies” for more information regarding Ambac’s ratings. As a holding company, Ambac is largely dependent on dividends from Ambac Assurance Corporation (“Ambac Assurance”), its principal operating subsidiary, to pay principal and interest on its indebtedness and to pay its operating expenses. Ambac Assurance was unable to pay dividends to Ambac in 2009 and will be unable to pay dividends in 2010 absent special approval from the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”), which is not expected, thus constraining Ambac’s principal source of liquidity for paying its operating expenses and debt service obligations. See “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” section and “Management’s Discussion and Analysis—Liquidity and Capital Resources” located in this Item 1 and Part II, Item 7, respectively, for further information. Furthermore, Ambac Assurance’s ability to pay dividends has been significantly restricted by the creation, and subsequent rehabilitation, of the Segregated Account (as hereinafter defined and described in more detail below). In addition, Ambac Assurance’s ability to pay dividends would be further restricted pursuant to the terms of the Proposed Settlement (as hereinafter defined) with counterparties of CDO of ABS transactions, if consummated. See “Recent Developments” located in this Item 1.

Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services. Ambac provided financial guarantee insurance for public and structured finance obligations through Ambac Assurance. While Ambac Assurance historically had AAA financial strength ratings, its ratings have been downgraded multiple times, beginning in 2008. As a result, Ambac Assurance currently has a Caa2 financial strength rating on review for possible upgrade from Moody’s and an R (Regulatory Intervention) financial strength rating from S&P.

Through its financial services subsidiaries, Ambac provided financial and investment products, including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to the clients of its financial guarantee business. Ambac Assurance has insured all of the obligations of its subsidiaries which wrote financial services business. As of December 31, 2009, all total return swaps have been terminated and settled. The interest rate swap and investment agreement businesses are in active runoff, which may result in transaction terminations, settlements, restructurings, assignments and scheduled amortization of contracts. In the process of running off these businesses, we may execute hedging transactions to mitigate risks in the respective books of business to the extent that we are able to do so; however, the Segregated Account Rehabilitation Proceedings (as hereinafter defined) and the financial condition of Ambac Assurance will make execution of any such hedging transactions more difficult. To the extent we are unable to hedge such risks, adverse financial impacts may result.

Financial information concerning our business segments for each of 2009, 2008 and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Recent Developments:

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the OCI’s request to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities, and in connection with such segregation Ambac Assurance has allocated to the Segregated Account (i) certain policies insuring or relating to credit default swaps, (ii) all residential mortgage-backed securities (“RMBS”) policies, (iii) certain other identified policies, including those relating to Las Vegas Monorail Company, and (iv) certain Student Loan Policies (as defined below) (collectively, the “Segregated Account Policies”). Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (but excluding recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments LLC and Juneau Investments LLC and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan Financial Guarantee Corp. (“Everspan”)). Net par exposure allocated to the Segregated Account is $67,751 million as of February 28, 2010, which is inclusive of net par exposures assumed under reinsurance contracts, primarily from Ambac UK, in an aggregate amount of $22,985 million.

On March 24, 2010, the OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On March 24, 2010, the rehabilitation court also issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses based on early termination and the loss of control rights in insured transactions. Pursuant to the Verified Petition filed in Wisconsin in connection with such proceedings, the OCI has stated that it will seek the approval of the rehabilitation court for a plan of rehabilitation with respect to the Segregated Account (the “Segregated Account Rehabilitation Plan”). The Verified Petition states that the Segregated Account Rehabilitation Plan will, if approved, provide, among other things, that the holders of Segregated Account Policies shall receive in respect of claims made a combination of (i) cash and (ii) surplus notes (the “Segregated Account Surplus Notes”) with the same terms as the Ambac Assurance Surplus Notes (as defined below). Until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be in approximately six months, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court.

The Segregated Account is capitalized by a $2 billion secured note due 2050 issued by Ambac Assurance (the “Secured Note”) and an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, the Plan of Operation (as defined below) provides that Ambac Assurance’s General Account (as defined below) may issue surplus notes directly to holders of Segregated Account Policies to satisfy the portion of claim liability not paid by the Segregated Account in cash or in Segregated Account Surplus Notes.

Pursuant to the terms of the Plan of Operation, assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the business placed therein. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in Ambac Assurance’s General Account will not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement (as defined and described below).

The Secured Note will be subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing, provided in each case such amounts due and payable are in accordance with the Segregated Account Rehabilitation Plan (as defined below) and not otherwise disapproved by the rehabilitator of the Segregated Account plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

Ambac Assurance is not obligated to make payments on the Secured Note if its surplus as regards policyholders is (or would be) less than $100 million, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). Interest accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in installment premiums received in respect of the Segregated Account Policies; reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account. Pursuant to the Secured Note, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior approval of the OCI and the rehabilitator of the Segregated Account, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing and other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s liability under the Reinsurance Agreement will attach only after all principal under the Secured Note has been paid. In addition, no payment under the Reinsurance Agreement will be required if Ambac Assurance’s surplus is less (or would be less) than the Minimum Surplus Amount. The Reinsurance Agreement contains the same covenants for the benefit of the Segregated Account as those that appear in the Secured Note, as described in the preceding paragraph.

Policy obligations not transferred to the Segregated Account remain in the general account of Ambac Assurance (the “General Account”), and such policies in the General Account are not subject to and, therefore, will not be directly impacted by, the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

The Segregated Account will be operated in accordance with a Plan of Operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement and the Cooperation Agreement). These operative documents provide that the Segregated Account will act exclusively through the rehabilitator.

During the Segregated Account Rehabilitation Proceedings, the rehabilitator of the Segregated Account has the authority to control the management of the Segregated Account. Ambac Assurance will provide certain management and administrative services to the Segregated Account and the rehabilitator pursuant to a Management Services Agreement (the “Management Services Agreement”), including information technology services, credit exposure management, treasury, accounting, tax, management information, risk management, loss management, internal audit services and business continuity services. Services will be provided at cost, subject to mutual agreement of the Segregated Account and Ambac Assurance. Either party may terminate the Management Services Agreement for cause upon 120 days written notice (or such shorter period as the rehabilitator may determine) and the Segregated Account may terminate without cause at any time upon at least 30 days prior notice. If the Segregated Account elects to terminate the Management Services Agreement, Ambac Assurance will not have the right to consent to the replacement services provider.

Ambac Assurance and the Segregated Account have also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which the parties have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses (including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses to the extent not reimbursed under the Secured Note, subject to the Minimum Surplus Amount). Ambac Assurance has made certain covenants to the Segregated Account, including an agreement to not enter into any transaction involving more than $5 million (or such higher amount as is agreed with the rehabilitator) without the Segregated Account’s prior consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual budget and projection for Ambac Assurance and its subsidiaries for the forthcoming fiscal year, as well as quarterly updates thereto. The Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above.

Outline of Proposed Settlement Agreement

On March 24, 2010, Ambac Assurance reached a non-binding agreement (the “Proposed Settlement”) with certain counterparties (the “Counterparties”) to outstanding credit default swaps with ACP that were guaranteed by Ambac Assurance. The Proposed Settlement provides that Ambac Assurance will enter into a settlement agreement (the “Settlement Agreement”) with the Counterparties, pursuant to which it will commute all of the ABS CDO transactions insured by Ambac Assurance (the “Commuted ABS CDO Obligations”). The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed. In addition, the terms of the Proposed Settlement, as negotiated to date, may change prior to the Closing Date (as defined below), or the transactions contemplated by the Proposed Settlement may not be consummated at all. See “Risk Factors—The terms of the Proposed Settlement are not yet final and may change, and the Proposed Settlement may not be consummated at all.” Pursuant to the terms of the Proposed Settlement, in exchange for the termination of the Commuted ABS CDO Obligations, Ambac Assurance shall transfer to the Counterparties in the aggregate (i) $2.6 billion in cash and (ii) $2 billion of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”). Each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to provide a release of the other party relating to any credit default swaps or financial guaranty insurance policies commuted pursuant to the Proposed Settlement. In addition, each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to negotiate in good faith a general release relating to all actions taken or omitted to be taken prior to the Closing Date, subject to certain exceptions. In addition to the commutation of the Commuted ABS CDO Obligations, Ambac Assurance will also commute certain additional obligations (the “Additional Commuted Obligations”).

The Ambac Assurance Surplus Notes shall have a maturity date of ten years from the Closing Date. Interest on the Ambac Assurance Surplus Notes shall be payable annually at the annual rate of 5.1%. All payments of principal and interest on the Ambac Assurance Surplus Notes shall be subject to the prior approval of OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid or otherwise. Ambac Assurance and the Counterparties have agreed to negotiate in good faith (but shall be under no obligation to agree to) bilateral redemption provisions applicable to the Ambac Assurance Surplus Notes. The parties to the Proposed Settlement shall also agree to consider in good faith any alternative proposal intended to mitigate the risk that the issuance of the Ambac Assurance Surplus Notes will adversely impact the preservation of Ambac Assurance’s net operating losses (the “NOLs”), so long as implementation of such alternative proposal would not adversely affect the interests of the Counterparties.

The Settlement Agreement shall provide that Ambac Assurance’s payment obligations relating to financial guarantee insurance policies on bonds, certificates, notes or other securities payable from certain specified student loan assets (“Student Loan Policies”) shall be transferred to the Segregated Account. The Segregated Account Rehabilitation Plan will, if approved, provide that Ambac Assurance may, with the approval of the OCI, cause additional Student Loan Policies to be transferred to the Segregated Account.

Counterparties to credit default swaps with ACP with respect to which policies remain in the General Account have agreed to temporarily forbear from terminating or accelerating the obligations of ACP under such credit default swaps or asserting any claims against Ambac Assurance or any affiliate thereof based upon the Segregated Account Rehabilitation Proceedings or events relating thereto until the earlier of (i) May 23, 2010 and (ii) the occurrence of certain termination events (the “Forbearance Period”). Effective on the date of the closing of the transactions contemplated by the Settlement Agreement (the “Closing Date”), the credit default swaps remaining in the General Account (primarily, credit default swaps with respect to certain collateralized loan obligations) will be amended to remove certain events of default and termination events, including those arising from the Segregated Account Rehabilitation Proceedings.

Assumed reinsurance obligations of Ambac Assurance (except for reinsurance assumed from Everspan) shall be allocated to the Segregated Account and, pursuant to the Segregated Account Rehabilitation Plan when it is approved shall be treated consistent with the junior priority of such obligations in liquidation.

It is expected that, on or prior to the Closing Date and the consummation of the Proposed Settlement, the articles of incorporation of Ambac Assurance shall be amended to provide that, not later than 120 days after the Closing Date, the board of directors of Ambac Assurance shall be reconstituted (whether by the appointment of additional directors, the resignation of current directors to be replaced with new directors, or a combination of the foregoing) so that at all times thereafter at least one-third of the total number of members of the board (and not less than three such members) are independent, qualified and unaffiliated with Ambac Assurance (“Unaffiliated Directors”), any Counterparty or any of their respective affiliates. Unaffiliated Directors will not include directors, if any, appointed by the holders of Ambac Assurance’s Auction Market Preferred Shares.

The Settlement Agreement is also expected to include covenants that shall remain in force until the redemption of all of the Ambac Assurance Surplus Notes as approved by OCI, and can be amended or waived with (i) the consent of 50% in face amount of the Ambac Assurance Surplus Notes that cast a ballot and (ii) the approval of OCI. The covenants are expected to include the following (the “Covenants”):

•	At all times after the 120th day after the Closing Date and prior to the expiration of the Covenants, at least one-third of the board of directors of Ambac Assurance shall be Unaffiliated Directors;

•

Ambac Assurance shall not write new business or guarantee or reinsure any new Everspan business (including under any existing treaties) so long as any Ambac Assurance Surplus Notes held by Counterparties remain outstanding, unless approved by OCI and Ambac Assurance has a financial strength rating of at least A (and is not on negative watch for downgrade) from at least two nationally recognized rating agencies. New business may be undertaken by Everspan with an infusion of new outside capital, if approved by the board of directors of Ambac Assurance, including a majority of the Unaffiliated Directors;

•

Except as expressly contemplated by the Settlement Agreement, Ambac Assurance shall not issue or assume any surplus notes, policies or other material obligations that are pari passu with or senior to the Ambac Assurance Surplus Notes (including, without limitation, debt instruments of affiliates that are structurally senior to the Ambac Assurance Surplus Notes), other than the Segregated Account Surplus Notes or any other surplus notes or other material obligations approved for issuance by the rehabilitation court in satisfaction or partial satisfaction of any liabilities of the Segregated Account;

•	While the Ambac Assurance Surplus Notes are outstanding, all other surplus notes issued by Ambac Assurance shall be on terms no more favorable to the noteholder than the Ambac Assurance Surplus Notes;

•	Ambac Assurance shall provide Counterparties who are holders of Ambac Assurance Surplus Notes with quarterly financial information, as specified in the Settlement Agreement;

•

No mergers, sales, pledges or other transfers of 10% or more of Ambac Assurance’s assets (in one transaction, a series of related transactions or a series of unrelated transactions that occur within a 6-month time period), dividends, cedes of material business, or investments shall be permitted, in each case, whether such transaction is with an affiliate or a third party, except as follows:

•

Transactions by the Segregated Account approved by the rehabilitation court pursuant to a final and non-appealable order of the rehabilitation court or a plan of rehabilitation approved by a final and non-appealable order of the rehabilitation court;

•

Dividends or loans (approved by OCI) in an amount (i) up to $52 million per annum solely to pay interest on indebtedness outstanding as of March 15, 2010 (at the rate of interest applicable on March 15, 2010) that remains outstanding at the time of such dividend or loan, to the extent allowed by OCI, and (ii) up to $7.5 million per annum solely to pay operating expenses of the Company, to the extent allowed by OCI; provided, that, concurrently with any such permitted dividend or loan, the total principal amount of all outstanding surplus notes shall be prepaid on a pro rata basis by an amount equal to the amount of such permitted payment;

•

Investments in accordance with investment guidelines as required by statutory accounting principles and as approved by OCI, provided, that Ambac Assurance’s investment plan and performance shall be reviewed at least annually by its board of directors and modified as necessary and approved by the board of directors of Ambac Assurance (including a majority of the Unaffiliated Directors);

•

Calls or purchases of Ambac Assurance Surplus Notes on a non-pro rata basis or redemptions of Ambac Assurance Surplus Notes on a pro rata basis funded solely with new equity capital or Ambac Assurance funds, in each case subject to the approval of OCI;

•	Transactions related to and arising from the ongoing RMBS liability remediation efforts and any other loss mitigation activities approved by the rehabilitation court;

•	Bulk cession(s) of liabilities to direct or indirect subsidiaries together with a transfer of corresponding assets and necessary capital as approved by OCI; and

•

Transactions otherwise not permitted by the Covenants if approved by OCI and if, after giving effect thereto, Ambac Assurance has a financial strength rating of at least A (and is not on negative watch for downgrade) from at least two nationally recognized rating agencies.

•

With respect to any financial guaranty insurance policy commuted or credit default swap terminated pursuant to the Settlement Agreement, Ambac Assurance shall cooperate with any reasonable requests of the Counterparties to assist in the restructuring of the underlying insured transactions, including, without limitation, by transferring any voting or consent rights held by Ambac Assurance to such Counterparty to the extent permitted by the transaction documents;

•

Ambac Assurance shall not enter into any tax-sharing agreement with the Company or any of its affiliates adverse to Ambac Assurance. Without limiting the generality of the foregoing, immediately prior to the Closing Date, the existing tax sharing agreement among the members of the consolidated tax group of which the Company is the common parent shall be terminated as to Ambac Assurance and its subsidiaries, including Everspan (the “Ambac Assurance Subgroup”), and shall be replaced by an agreement that recognizes the consolidated NOL of the group as an asset of the Ambac Assurance Subgroup and that requires the Company to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that the Company shall not be required to compensate Ambac Assurance for the Company’s use of net operating losses in connection with cancelation of debt (“COD”) income associated with restructurings of its bonds outstanding as of March 15, 2010;

•	The Counterparties shall be entitled pursuant to the Settlement Agreement to specific enforcement of the foregoing covenants; and

•	All transactions between Ambac Assurance and its affiliates shall be approved by a majority of the Unaffiliated Directors.

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsures on a quota share basis 90% of the liabilities under policies issued by Ambac UK, and reinsures on an excess of loss basis Ambac UK policy liabilities in excess of £500,000. Ambac UK has sent Ambac Assurance notices of termination with respect to the AUK Reinsurance Agreement in which Ambac UK demands payment of unearned premium reserves, loss reserves and loss adjustment expense reserves related to the reinsured policies, less ceding commissions and certain adjustments. Ambac Assurance has not agreed or accepted that the purported termination of the AUK Reinsurance Agreement was valid.

Pursuant to the Segregated Account Rehabilitation Proceedings, the liabilities of Ambac Assurance under the AUK Reinsurance Agreement have been allocated to the Segregated Account; as such, the rehabilitator of the Segregated Account will determine the actions, if any, to be taken in respect of the AUK Reinsurance Agreement.

Impact on Ambac

Ambac’s liquidity and solvency, both on a near-term basis and a long-term basis, is largely dependent on dividends and other payments from Ambac Assurance and on the residual value of Ambac Assurance. Ambac’s principal uses of liquidity are for the payment of principal (including maturing principal in the amount of $142.5 million in August 2011) and interest on its debt (including annual interest expense of approximately $88.7 million, after taking into account the deferral of interest on the DISCs), its operating expenses, and capital investments in and loans to its subsidiaries. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional strain on its capital. As a result of the Segregated Account Rehabilitation Proceedings and the Proposed Settlement (if consummated), it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Under the terms of the proposed Segregated Account Rehabilitation Plan, Ambac Assurance will issue surplus notes to policyholders of the Segregated Account. The aggregate amount of these surplus notes could be substantial, and the surplus notes will rank senior to Ambac’s equity investment in Ambac Assurance. Therefore, the issuance of the surplus notes will reduce Ambac’s equity investment in Ambac Assurance, as any residual value of Ambac Assurance will likely be for the benefit of holders of surplus notes. In addition, as a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains significant decision-making authority with respect to the Segregated Account and has the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance, and such decisions will be for the benefit of policyholders and will not take into account the interests of securityholders of Ambac. Actions taken by the rehabilitator could further reduce the equity value of Ambac Assurance.

While Ambac does not believe that the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, debt holders may assert that the Segregated Account Rehabilitation Proceedings constitute an event of default and may seek to accelerate the debt. In addition, Ambac may consider, among other things, a negotiated restructuring of its outstanding debt through a prepackaged bankruptcy proceeding or may seek bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups. No assurance can be given that Ambac will be successful in executing any or all of these strategies.

While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, and its liquidity may run out prior to the second quarter of 2011. Further, Ambac may decide prior to the third quarter of 2010 not to pay interest on its debt.

Key Personnel

On March 25, 2010, Greg Raab, the former Chief Risk Officer of Ambac, informed Ambac that he would be resigning effective April 28, 2010. As a consequence of the Segregated Account Rehabilitation Proceedings, additional key personnel could decide to resign.

Business Strategy

Ambac’s financial guarantee business historically depended on triple-A ratings as well as investor confidence in Ambac Assurance’s financial strength. The deterioration of Ambac Assurance’s financial condition resulting from losses in its insured portfolio and the resulting downgrades of Ambac Assurance’s financial strength ratings have made it impossible for it to write new business, which will negatively impact Ambac’s future business, operations and financial results. Further, Ambac’s existing investment agreement and derivative product portfolios are being runoff.

Ambac’s principal business strategy going forward is to increase the residual value of its financial guarantee business by mitigating losses on poorly performing transactions and maximizing the yield on its investment portfolio. The execution of such strategy with respect to Segregated Account Policies will be subject to the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account. See “Recent Developments” in this Item 1. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Similarly, by operation of the contracts executed in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains rights to oversee and approve certain actions taken in respect of Ambac Assurance. This oversight by the rehabilitator could impair Ambac’s ability to execute the foregoing strategy.

Prior to June 2009, Ambac had intended to reactivate Everspan for purposes of writing financial guarantee insurance in the U.S. public finance market; however, Ambac Assurance’s financial condition and market conditions hampered the Company’s efforts to raise third party capital. Since Ambac has been unable to raise capital for Everspan, it has postponed indefinitely its efforts to reactivate Everspan for this purpose. Moreover, as a result of the Segregated Account Rehabilitation Proceedings and the Proposed Settlement, it is unlikely that Ambac will be able to relaunch Everspan.

BUSINESS SEGMENTS

Ambac has two reportable business segments: Financial Guarantee and Financial Services. As a result of the downgrades of Ambac Assurance’s financial strength ratings by Moody’s and S&P, investor concerns with respect to its financial condition, and the events and circumstances described in “Recent Developments” in this

Item 1, our activities in these sectors has been limited to loss mitigation and the recovery of residual value in Ambac Assurance. As such, the following descriptions of the Financial Guarantee and Financial Services segments relate to the existing portfolios in those segments. Ambac does not currently anticipate generating any new business.

Financial Guarantee Segment

The financial guarantee segment includes financial guarantee insurance and other credit enhancement products, such as credit derivatives. Generally, financial guarantee insurance provides an unconditional and irrevocable guarantee that protects the holder of a fixed income obligation against non-payment of principal and interest when due. Pursuant to such guarantees, Ambac Assurance and its subsidiaries make payments if the obligor responsible for making payments fails to do so when scheduled. Under certain circumstances, counterparties to transactions may assert mark-to-market termination claims in respect of exposures, which amounts would be due upon the making of such claim. See “Risk Factors—Ultimate actual claim payments on our CDO of ABS and other credit derivative exposures could materially exceed on a present value basis our current disclosed estimates of impairment.” Ambac Assurance and its subsidiaries provided financial guarantee insurance for public finance and structured finance obligations in the global capital markets.

In certain floating rate insured bond transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. In certain transactions, Ambac Assurance’s insurance policy on the swap obligations will remain in force even after the floating rate insured bond is refunded. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a discussion of potential liquidity risks under these transactions.

Ambac Assurance and its subsidiaries also guarantee or provide credit protection on obligations already carrying insurance from other financial guarantors, with Ambac Assurance obligated to pay only upon a default by both the underlying obligor and the original financial guarantor. At December 31, 2009, Ambac provided credit protection with an aggregate outstanding par amount of $1.5 billion on such obligations, primarily through the issuance of credit derivatives. The weighted-average rating of these underlying obligations, excluding the effect of the guarantee from other financial guarantors, was BBB at December 31, 2009.

In addition to the guarantees on fixed income obligations described above, Ambac Assurance has underwritten transactions which expose the company to risks which may not be limited to credit risk, such as market risk, natural disaster risk, mortality or other property and casualty type risk characteristics. Ambac has underwritten such business primarily in relation to broad indices and reference pools which embody diverse risk characteristics.

Ambac Assurance derives financial guarantee revenues from: (i) premiums earned from insurance contracts; (ii) net investment income; (iii) revenue from credit derivative transactions; (iv) net realized gains and losses from sales of investment securities; and (v) amendment and consent fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located in Part II, Item 7 and Note 18 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Ambac Assurance determined premium rates on the basis of the type of transaction and its assessment of the risk it was guaranteeing. Pricing for financial guarantees was received either upfront (typical of public finance obligations) or in installments from the cash flows generated by the underlying assets (typical of structured finance obligations). Despite writing no material new business, Ambac continues to collect premiums on its existing portfolio of guarantees that pay premiums periodically.

Financial guarantee products were sold in three principal markets: the U.S. public finance market, the U.S. structured finance and asset-backed market and the international finance market. Ambac is no longer originating any new financial guarantee business and is currently managing the runoff of these portfolios.

U. S. Public Finance Insured Portfolio

Ambac’s portfolio of U.S. Public Finance exposures is $223 billion, representing 57% of Ambac’s net par outstanding. U.S. Public Finance consists of U.S. municipal issuances, including general obligations, lease and tax-backed obligations, health care, housing, public utilities, transportation and higher education, as well as certain infrastructure privatization transactions, such as toll road and bridge financings, public transportation financings, stadium financings, military housing and student housing. Public finance obligations are generally supported by either the taxing authority of the issuer or the issuer’s or underlying obligor’s ability to collect fees or assessments for certain projects or public services.

The table below shows our ten largest Public Finance exposures, by repayment source, as a percentage of total Financial Guarantee net par outstanding at December 31, 2009:

($ in millions)	Ambac Ratings(1)	Net Par Outstanding	% of Total Net Par Outstanding
California State—GO	A	$3,111	0.8%
New Jersey Transportation Trust Fund Authority—Transportation System	A+	2,067	0.5%
Washington State—GO	AA	1,932	0.5%
NYS Thruway Authority, Highway & Bridge Revenue	AA-	1,733	0.4%
Bay Area Toll Authority, CA Toll Bridge Revenue	AA-	1,676	0.4%
MTA, NY, Transportation Revenue (Farebox)	A	1,447	0.4%
New Jersey Turnpike Authority Revenue	A	1,417	0.4%
Massachusetts Commonwealth—GO	AA	1,302	0.3%
Massachusetts School Building Authority, MA, Sales Tax Revenue—GO	AA	1,248	0.3%
Los Angeles Unified School District, CA—GO	AA-	1,179	0.3%

Total		$17,112	4.3%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

U.S. Structured Finance and Asset-Backed Insured Portfolio

Ambac’s portfolio of U.S. Structured Finance exposures is $115 billion, representing 30% of Ambac’s net par outstanding. Insured exposures include securitizations of mortgage loans, home equity loans, auto loans, student loans, credit card debt, leases, operating assets, CDOs and other asset-backed financings, in each case where the majority of the underlying collateral risks are situated in the United States. Additionally, Ambac’s Structured Finance insured portfolio encompasses both secured and unsecured debt issued by investor-owned utilities. Included within the operating asset sector are securitizations of aircraft, rental cars, shipping container and rail car fleets, as well as film rights, franchise fees, pharmaceutical royalties, and intellectual property.

Structured finance exposures generally entail three forms of risks: (i) asset risk, which relates to the amount and quality of the underlying assets; (ii) structural risk, which relates to the extent to which the transaction’s legal structure and credit support provides protection from loss; and (iii) servicer risk, which is the risk that poor performance at the servicer or manager level contributes to a decline in cash flow available to the transaction. Ambac Assurance sought to mitigate these risks through its credit risk management guidelines, policies and procedures and manages these risks through its Risk Management practices.

Structured securities are usually designed to help protect the investors and, therefore, the guarantor from the bankruptcy or insolvency of the entity that originated the underlying assets as well as from the bankruptcy or insolvency of the servicer of those assets. The servicer of the assets is typically responsible for collecting cash payments on the underlying assets and forwarding such payments, net of servicing fees, to a trustee for the benefit of the issuer. One potential issue is whether the sale of the assets by the originator to the issuer would be upheld in the event of the bankruptcy or insolvency of the originator and whether the servicer of the assets may be permitted or stayed from remitting to investors cash collections held by it or received by it after the servicer or the originator becomes subject to bankruptcy or insolvency proceedings. Another potential issue is whether the originator sold ineligible assets to the securitization transaction that subsequently deteriorated, and, if so, whether the originator has the willingness or financial wherewithal to meet its contractual obligations to repurchase those assets out of the transaction. Structural features of a transaction, such as control rights that are typically held by the senior note holders, or guarantor in insured transactions will impact the extent to which underlying asset performance affects the performance of the securities.

A significant portion of Ambac Assurance’s structured finance exposures relates to RMBS. The issuers typically originate or purchase residential mortgages, home equity loans or home equity lines of credit, which are in turn bundled into pools which are sold by the issuers in the form of asset-backed securities. The servicer administers the underlying loans in the pools and may or may not be affiliated with the loans’ originators or the issuer. The following table presents the top five servicers by net par outstanding, for global structured finance exposures:

($ in millions)	Asset Class	Net Par Outstanding
Servicer
Countrywide Home Loans.	Mortgage-backed	$9,785
PHEAA	Student Loans	$4,475
GMAC Mortgage, LLC	Mortgage-backed	$4,234
Wachovia Bank, N.A.	Mortgage-backed	$3,423
Nelnet	Student Loans	$3,175

Structured Finance includes the credit enhancement of CDOs and CLOs. These transactions involve the securitization of a portfolio of corporate bonds, corporate loan obligations and/or asset-backed securities, including exposure to residential mortgages. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Residential Mortgage-Backed Securities Exposures” for further discussion. Please also refer to “Recent Developments” in this Item 1 for a description of the Proposed Settlement with respect to certain CDO-related obligations.

The table below shows our ten largest Structured Finance transactions, as a percentage of total financial guarantee net par outstanding at December 31, 2009:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
CDO of ABS < 25% MBS	AA-	$2,254	0.6%
Private Commercial Asset-Backed Transaction	BBB+	2,159	0.6%
Ridgeway Court Funding II, Ltd	BIG	1,914	0.5%
Wachovia Asset Securitization Issuance II, LLC 2007-HE2	BIG	1,844	0.5%
Iowa Student Loan Liquidity Corporation Revenue Bonds	A	1,787	0.5%
Diversey Harbor ABS CDO, Ltd	BIG	1,758	0.5%
Hertz Vehicle Financing, LLC	BIG	1,589	0.4%
Michigan Higher Education Student Loan Activity	BBB	1,563	0.4%
Vermont Student Assistance Corporation Revenue Bonds	A	1,555	0.4%
Ridgeway Court Funding I, Ltd	BIG	1,495	0.4%

Total		$17,918	4.6%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-).

International Finance Insured Portfolio

Ambac’s portfolio of International Finance insured exposures is $53 billion, representing 13% of Ambac’s net par outstanding. Ambac’s existing International Finance insured exposures include a wide array of obligations in the international markets, including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations.

Ambac UK, which is regulated in the United Kingdom, had been Ambac Assurance’s primary vehicle for directly issuing financial guarantee policies in the United Kingdom and the European Union. In 2009, Ambac UK’s license to do new business was curtailed. Ambac UK has net worth maintenance (suspended until November 2014) and reinsurance agreements with Ambac Assurance pursuant to which Ambac Assurance has provided capital support to Ambac UK. The reinsurance obligations of Ambac Assurance under this reinsurance agreement have been allocated to the Segregated Account. Ambac UK has recently delivered to Ambac Assurance notices of termination with respect to the AUK Reinsurance Agreement. Ambac Assurance has not agreed or accepted that the purported termination of the AUK Reinsurance Agreement was valid. See “Recent Developments” in this Item 1.

In emerging markets Ambac had focused on future cash flow transactions from top tier issuers (structured transactions secured by U.S. Dollar and Euro cash flows generated from exports or payment remittances) and, to a more limited extent, on domestic securitizations.

In 2008, Ambac Assurance terminated its alliance in Japan with Sompo Japan Insurance Inc. (“Sompo Japan”), as Sompo Japan announced it was exiting the financial guarantee business. Ambac closed its Tokyo office in 2009.

When underwriting transactions in the international markets, an understanding of the specific risks related to the particular country and region could impact the credit of the issuer. These risks include the legal and political environment, capital market dynamics, foreign exchange issues, and the degree of governmental support. Ambac Assurance evaluated these risks at the time of underwriting and continues to address them through its credit risk management guidelines.

Geographically, Ambac UK’s exposures are principally in the United Kingdom, continental Europe, Australia, Japan and certain emerging market countries. In addition, Ambac Assurance has guaranteed transactions in which the geographic risk is spread over multiple countries.

The table below shows our largest International Finance transactions as a percentage of total financial guarantee net par outstanding at December 31, 2009:

($ in millions)	Ambac Rating(1)	Net Par Outstanding	% of Total Net Par Outstanding
Mitchells & Butlers Finance plc-UK Pub Securitisation	A+	$2,128	0.5%
Telereal Securitisation plc	A+	1,617	0.4%
Romulus Finance s.r.l	BIG	1,498	0.4%
Punch Taverns Finance plc-UK Pub Securitisation	A+	1,364	0.3%
Channel Link Enterprises	BBB-	1,220	0.3%
Regione Campania	A-	1,138	0.3%
Aspire Defense Finance plc	BBB-	1,021	0.3%
Ostregion Investmentgesellschaft NR 1 SA	BBB-	1,005	0.3%
CDO of HY Corporate	AA-	995	0.3%
Synthetic RMBS	AAA	901	0.2%

Total		$12,887	3.3%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees. “BIG” denotes credits deemed below investment grade (e.g. below BBB-)

Risk Management

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

During 2008 and 2009, Ambac made several changes to its risk management function to adapt to the economic crisis and its impact on the insured portfolio. The worsening of the economic crisis throughout 2008 and 2009 caused us to heighten our surveillance efforts on all exposures in financial guarantee insurance or credit derivative form, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. Staffing in all surveillance areas was increased to maintain this intensified emphasis on the oversight of vulnerable credits. The 2009 changes reorganized Ambac’s risk management function, with the primary focus on reducing firm-wide risk, increasing risk-adjusted economic returns and improving the liquidity profile of the existing investment portfolio. The risk management changes included making structural and process-related changes and resulted in an organizational structure designed around three major areas of focus: (1) Portfolio Risk Management and Analysis (“PRMG”); (2) Credit Risk Management (“CRM”) and (3) Risk Operations. All risk management responsibilities are consolidated under the Chief Risk Officer (“CRO”), who reports to the Board of Directors on a “dotted line” basis and informs and updates the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics.

Financial Guarantee Portfolio Risk Management and Analysis

In portfolio risk management, the primary focus is on surveillance, remediation, loss mitigation and risk reduction. Surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which help to mitigate losses in the event of default. The emphasis on reducing risk is centered on the following metrics: (1) reducing exposure across the portfolio on a prioritized basis; (2) reducing rating agency capital requirements by narrowing the range of possible outcomes to minimize tail risk and (3) improving the insured portfolio’s liquidity profile.

PRMG consists of various teams led by Portfolio Risk Managers (“PRM”). PRMs are responsible for surveilling specific asset classes within the insured portfolio. The PRMs’ monitoring activities are designed to detect deterioration in credit quality or changes in the economic, regulatory or political environment which could adversely impact the portfolio. Active surveillance enables Ambac Assurance’s PRMG to track single credit migration and industry credit trends. In some cases, the PRMs will engage internal or external workout experts or attorneys and other consultants with appropriate expertise in the targeted loss mitigation to assist management in examining the underlying contracts or collateral, providing industry specific advice and/or executing strategies.

In addition, there are three functional teams within PRMG: (1) a team of workout professionals, (2) a team focused on executing servicing loss mitigation strategies and (3) a team that provides analytics to evaluate potential remediation and risk reduction strategies in the insured portfolio. Analysis provided by the analytics team may include assistance and guidance in model development and validation, rating agency capital analysis / impact, market risk analysis and data analysis.

Surveillance analysts review, on a regular and ad hoc basis, credits in the book of business. Risk-adjusted surveillance strategies have been developed for each bond type. Review periods and scope of review are based upon each bond type’s inherent risk profile. The risk profile is assessed regularly in response to our own experience and judgments or external factors such as the current market crisis. The focus of the surveillance review is to assess performance, identify credit trends and recommend appropriate credit classifications, ratings and changes to a transaction or bond type’s review period. If a problem is detected, the group focuses on loss mitigation by recommending appropriate action and working with the issuer, trustee, bond counsel, servicer and other interested parties in an attempt to remediate the problem and minimize Ambac Assurance’s exposure to potential loss. Those credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team and discussed at regularly scheduled meetings with CRM. See “Credit Risk Management” later in this Risk Management section for further discussion.

In structured transactions, Ambac often is the control party as a result of insuring the transaction’s senior class or tranche. The control party may direct specified parties, usually the trustee, to take or not take certain actions following contractual defaults or trigger events. Control rights and the scope of direction and remedies vary considerably among our insured transactions. Because Ambac Assurance is party to and/or has certain rights in documents supporting transactions in the insured portfolio, Ambac Assurance frequently receives requests for amendments, waivers and consents (“AWC”). Members of Ambac Assurance’s surveillance staff review, analyze and process all requests for AWCs. See “Credit Risk Management” later in this Risk Management section for further discussion on the AWCs and related decision process. As a consequence of the Segregated Account Rehabilitation Proceedings, Ambac Assurance’s control rights would arguably terminate pursuant to relevant contractual provisions. The rehabilitation court has enjoined the portion of these contractual provisions; however, it is unclear whether parties to such transactions will comply with the terms of said injunctions.

Surveillance for collateral dependent transactions focuses on review of the underlying assets’ value or cash flows and, if applicable, the performance of servicers or collateral managers. In connection with our financial guarantee, Ambac Assurance generally receives periodic reporting of transaction performance from issuers or trustees. Analysts review these reports to monitor performance and, if necessary, seek legal or accounting advice to assure that reporting and application of cash flows comply with transaction requirements.

A specialized PRMG group has been established to focus on servicer oversight and remediation, with an immediate focus on active remediation of servicing in the mortgage-backed sector. Other sectors’ servicing is monitored by surveillance analysts. The respective group of surveillance analysts monitor the performance of transaction servicers through a combination of (i) on-site servicer reviews; (ii) compliance certificates received from servicer management; (iii) independent rating agency information; and (iv) a review of servicer financial information. On-site servicer reviews typically include a review of the collection, default management and quality control processes. In addition, Ambac Assurance may require a back-up servicer or require “term-to-term” servicing which provides for limited, renewable servicing terms in order to provide greater flexibility regarding the servicing arrangements of a particular transaction.

In some transactions, particularly in the mortgage-backed sector, Ambac Assurance has the right to direct a transfer of servicing to an alternative servicer, subject to certain conditions. The decision to exercise this right is made based on various factors, including an assessment of the performance of the existing servicer as outlined above, and an assessment of whether a transfer of servicing may improve the performance of the collateral. Ambac Assurance assesses potential transferee servicers through on-site servicer reviews and reviews of servicer financial information. Where Ambac has initiated a transfer of servicing, a detailed servicing plan is developed by the transferee servicer, and Ambac Assurance monitors performance of the servicer against the goals established in such plan.

Ambac has, and is developing, relationships with preferred servicers in the residential mortgage backed-sector. Preferred servicers are selected via a formalized servicer review process that determines, among other key factors, the servicer’s ability and willingness to actively manage intense and proven loss mitigation activities on RMBS. On selected distressed or high risk RMBS, Ambac Assurance may decide to exercise its rights to direct the transfer of servicing to one of these preferred servicers. The transfer of servicing is done with the objectives of (i) minimizing deal losses and distress levels by deploying targeted and enhanced loss mitigation programs; (ii) increasing visibility to Ambac Assurance of all servicing activities that impact overall deal performance; and (iii) better aligning the servicer’s financial interest to the performance of the underlying deal through the utilization of performance based incentives. Preferred servicers have agreed to close performance monitoring by Ambac Assurance mortgage servicing experts. This monitoring is conducted by the utilization of extensive data exchange and reviews, frequent on-site visits, operational and financial audits, various reporting requirements and other means, as necessary. Ambac Assurance believes that the improved loss mitigation activities, alignment of interests and close monitoring of the preferred servicers constitutes a credible means of minimizing risks and losses related to selected Ambac Assurance insured RMBS.

Credit Risk Management:

With the increased stress in the portfolio arising from the credit crisis and our emphasis on risk reduction, CRM was established in 2009 to focus on managing all material decisions affecting credit exposures for Ambac Assurance’s insured portfolio. CRM handles all material credit matters in the insured portfolio, determining the proper level of sign-off depending upon the nature and materiality of the matter, and has responsibility for managing and coordinating the decision process and approval of all recommendations within its purview. The scope of credit matters includes amendments, waivers and consents, remediation plans, credit review scheduling, adverse credit classification and below investment grade rating designations, adversely classified credit reviews, key sector reviews and overall portfolio review scheduling. This may involve a review of structural, legal, political and credit issues. Additionally, the credit risk management process may entail on-site due diligence covering the parties to the transaction. The original Credit Risk Management function, which had responsibilities for underwriting activities, was discontinued due to the diminished prospects for new business production.

Amendment, Waiver and Consent Review / Approval

The decision to approve or reject AWCs on an issue is based upon certain credit factors, such as the issuer’s ability to repay the bonds and the bond’s security features and structure. Members of Ambac Assurance’s surveillance staff review, analyze and process all requests for AWCs. All amendments, waivers and consents are initially screened for materiality in the surveillance groups. Material AWCs are within the purview of CRM, as discussed above. Non-material AWCs require the approval of at least a surveillance analyst and a portfolio risk manager. For material AWCs, CRM has established minimum requirements that may be modified to require more or varied signatures depending upon the matter’s complexity, size or other characteristics. Required approvals may include CEO, CFO and CRO sign-off.

Ambac Assurance assigns internal ratings to individual exposures as part of the AWC process and at surveillance reviews. These internal ratings, which represent Ambac Assurance’s independent judgments, are based upon underlying credit parameters consistent with the asset class.

Adversely Classified Credit Review

Credits that are either in default or have developed problems that eventually may lead to a default, claim or loss are tracked closely by the appropriate surveillance team and discussed at regularly scheduled meetings with CRM. Adversely classified credit meetings include members of CRM and appropriate Senior Management, surveillance and legal analysts, as necessary. A summary of the adversely classified credits and trends is also provided to Ambac’s Board of Directors on a quarterly basis. Ambac Assurance will also report such information to the rehabilitator of the Segregated Account to the extent required by the Management Services Agreement and the Cooperation Agreement described in “Recent Developments” in this Item 1. As part of the review, relevant information, along with the plan for corrective actions and a reassessment of the credit’s rating and credit classification is reviewed. Internal and/or external counsel generally reviews the documents underlying any problem credit and, if applicable, an analysis is prepared outlining Ambac Assurance’s rights and potential remedies, the duties of all parties involved and recommendations for corrective actions. Ambac Assurance also meets with relevant parties to the transaction as necessary. The review schedule for adversely classified credits is tailored to the remediation plan to track and prompt timely action and proper internal and external resourcing.

Risk Operations

The Risk Operations group is responsible for data and information management relating to the financial guarantee portfolio and establishing loss and loss expense reserves for non-derivative insurance policies and estimated impairments on credit derivative contracts. With respect to data and information, the Risk Operations group manages deal level data, including exposure, ratings, classification and financial information. It also manages all document management needs, administers amendment, waiver and consent requests and implements the surveillance review process.

Risk Management Committees

Ambac has two committees that focus on firm-wide risk policies and suitability of transactions: an Executive Risk Management Committee (“ERMC”), focusing on credit risk, and a Transaction Standards Committee.

ERMC, whose members consist of senior risk professionals and management, has a purview that is enterprise-wide and focuses on risk limits and measurement, concentration and correlation of risk. This committee meets on an as-needed basis.

The Transaction Standards Committee, whose members consist of senior management, evaluates the suitability of transactions for Ambac, with a particular emphasis on potential legal, accounting, regulatory and/or reputation risks. This committee meets on an as-needed basis.

Financial Guarantees in Force

Ambac Assurance underwrote and priced financial guarantees based on the assumption that the guarantees would remain in force until the expected maturity of the underlying bonds. Ambac Assurance estimates that the average life of its guarantees on par in force at December 31, 2009 is 14 years. The 14 year average life is determined by applying a weighted average calculation, using the remaining years to expected maturity of each guaranteed bond, and weighting them on the basis of the remaining net par guaranteed. No assumptions are made for future refundings of guaranteed issues.

As of December 31, 2009, the total net par amount of guaranteed bonds outstanding was $390.4 billion. See Note 15 of Notes to Consolidated Financial Statements, located in Part II, Item 8 for further information.

Types of Bonds

The table below shows the distribution by bond type of Ambac Assurance’s guaranteed portfolio as of December 31, 2009.

Guaranteed Portfolio by Bond Type

as of December 31, 2009(1)(2)(3)

Bond Type	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Public Finance:
Lease and tax-backed revenue	$73,081	19%
General obligation	54,047	14
Utility revenue	30,835	8
Transportation revenue	22,501	6
Higher education	16,577	4
Health care revenue	11,987	3
Housing revenue	10,247	2
Other	3,892	1

Total Public Finance	223,167	57

Structured Finance:
Mortgage-backed and home equity	32,407	8
Other CDOs	18,313	5
CDO of ABS > 25% MBS	16,718	4
Asset-backed and conduits	16,455	4
Student loan	14,518	4
Investor-owned utilities	13,212	4
Other	3,092	1

Total Structured Finance	114,715	30

Total Domestic	337,882	87

International Finance(4):
Asset-backed and conduits	13,691	3
Investor-owned and public utilities	10,388	3
Other CDOs	9,083	2
Transportation	7,584	2
Sovereign/sub-sovereign	6,859	2
Mortgage-backed and home equity	3,386	1
Other	1,533	—

Total International Finance	52,524	13

Grand Total	$390,406	100%

(1)	Includes $43,276 of credit derivatives, primarily CDO exposures. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of CDO exposures. Please also refer to “Recent Developments” in this Item 1 for a description of the Proposed Settlement with respect to certain CDO-related obligations.
(2)	Ambac has outstanding commitments to guarantee $8.5 billion of exposure. Such amounts are not included in this table. See Note 15 to the Consolidated Financial Statements.
(3)	Includes exposures for variable interest entities that are consolidated under the provisions of the relevant accounting guidance.
(4)	International Finance transactions includes significant components of domestic exposure.

Ambac’s total outstanding “asset-backed and conduit” exposures within both Structured Finance and International Finance are comprised of the following bond types as of December 31, 2009 and December 31, 2008:

Business Mix by Net Par	December 31, 2009	December 31, 2008
($ in millions)
Commercial ABS	$23,217	$27,012
Consumer ABS	6,229	8,599
Asset-backed commercial paper conduits	700	6,214

Total	$30,146	$41,825

Auction Rate Securities and Variable Rate Demand Obligations:

Fixed income securities issued in the US bond market include fixed and variable rate bonds. Included within the variable rate bond category are Auction Rate Securities (“ARS”) and Variable Rate Demand Obligations (“VRDO”).

The following table sets forth Ambac Assurance’s financial guarantee net par exposure outstanding, by bond type, relating to such variable rate securities at December 31, 2009:

Total ARS & VRDO Net Par

($ in millions)	December 31, 2009 Total	December 31, 2008 Total
Lease and Tax-backed	$2,539	$4,912
General Obligation	1,237	2,648
Utility	1,130	1,906
Transportation	2,327	2,322
Healthcare	2,385	5,387
Student Loans	10,167	11,630
Investor-owned utilities	4,921	5,834
Other	1,928	3,731

Total	$26,634	$38,370

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

VRDO are typically supported by a liquidity facility in the form of a standby bond purchase agreement (“Standby Bond Purchase Agreement”), usually provided by a commercial bank (“Liquidity Provider”). If the remarketing agent is unable to remarket all tendered VRDO, the Liquidity Provider is required to purchase such VRDO at the purchase price, subject to limited conditions precedent, thus providing liquidity to investors. While held by the Liquidity Provider, the VRDO bear interest at a rate determined under the Standby Bond Purchase Agreement, often based on the Prime Rate or LIBOR plus a spread (the “Bank Rate”). During such time, the remarketing agent remains obligated to continue to try to remarket the VRDO held by the Liquidity Provider. Many Standby Bond Purchase Agreements provide that, after the Liquidity Provider has held the VRDO for a specified time period, the issuer or other obligor is required to cause such VRDO to be redeemed prior to maturity, either: in periodic installments over a predetermined number of years, typically from three to five (the “Term-Out”); or with available funds as defined in the transaction documents; or in a single lump sum at the end of three to five years. Other Standby Bond Purchase Agreements do not contain a Term-Out. For VRDO insured by Ambac Assurance, Ambac Assurance has typically endorsed its insurance policy to cover interest at the Bank Rate. For VRDOs insured by Ambac Assurance that contain a Term-Out, Ambac has often endorsed its insurance policy to cover the required redemptions in accordance with the Term-Out schedule (though not any acceleration of the VRDO maturity ahead of the Term-Out schedule).

For student loan VRDO transactions, Ambac Assurance is required to purchase any outstanding VRDO from the Liquidity Providers at the end of the Term-Out period for the par amount of the bonds. All student loan VRDO transactions insured by Ambac Assurance have been purchased by the Liquidity Providers and, as such, Ambac Assurance has an obligation to purchase outstanding VRDOs at par coming due in 2013, 2015 and 2018. Ambac Assurance’s purchase obligation in 2013, 2015 and 2018 will depend on many factors, including interest rates, performance of the underlying collateral, the deterioration of the asset base and any amortization of the VRDO. Please refer to MD&A “Liquidity and Capital Resources” located in Part II, Item 7 for disclosures of our Purchase obligations.

Issuers have been working toward reducing their debt service costs for ARS and VRDO transactions; the most prevalent ways are (i) converting the bonds to fixed rate (to maturity or for a shorter period of time); (ii) refunding the obligations and issuing bonds or other debt structures; (iii) purchasing direct-pay letters of credit from other financial institutions; or (iv) amending their liquidity facilities to address investor liquidity concerns.

For Ambac Assurance insured ARS and VRDO transactions that have been unable to refinance, the higher debt service costs have resulted in decreased debt service ratios and/or the erosion of first loss and/or other credit enhancements that are subordinate to Ambac Assurance’s risk position (such as excess spread). Through December 31, 2009, Ambac Assurance paid gross claims in the amount of $48 million on these transactions. This included approximately $42 million for certain student loan VRDO transactions that were restructured in 2009, which resulted in the elimination of certain VRDO policies. Due to the impact of higher interest rates, Ambac has established gross loss reserves of approximately $180 million for ARS and VRDO transactions, which is net of expected recoveries. Ambac continues to actively review the credit implications of this additional issuer stress and its impact to our internal credit ratings and loss reserves as necessary.

Issue Size

Ambac Assurance historically sought a broad coverage of the market by guaranteeing both small and large issues. Ambac Assurance’s financial guarantee exposure in the U.S. public finance market reflects the historical emphasis on issues guaranteed with an original par amount of less than $50 million. U.S. Structured Finance and

International Finance transactions generally involved larger transaction sizes. The following table sets forth the distribution of Ambac Assurance’s guaranteed portfolio as of December 31, 2009 with respect to the original size of each guaranteed issue:

	Par Amount Per Issue as of December 31, 2009		Net Par Amount Outstanding ($ in millions)	% of Total Net Par Amount Outstanding
Original Par Amount	Number of Issues	% of Total Number of Issues
Less than $10 million	7,477	53%	$30,841	8%
$10-50 million	4,239	30	68,704	18
$50-250 million	1,737	13	125,783	32
Greater than $250 million	567	4	165,078	42

Total	14,020	100%	$390,406	100%

Geographic Area

The following table sets forth the geographic distribution of Ambac Assurance’s insured exposure as of December 31, 2009:

Geographic Area	Net Par Amount Outstanding	% of Total Net Par Amount Outstanding
($ in millions)
Domestic:
California	$43,388	11%
New York	22,865	6
Florida	17,816	5
Texas	16,941	4
New Jersey	11,654	3
Illinois	10,472	3
Massachusetts	8,255	2
Pennsylvania	7,405	2
Colorado	6,392	2
Washington	6,124	2
Mortgage and asset-backed	48,862	12
Other states	137,708	35

Total Domestic	337,882	87

International:
United Kingdom	22,840	6
Australia	6,034	2
Italy	3,821	1
Turkey	1,842	—
Austria	1,149	—
Internationally diversified	9,914	2
Other international	6,924	2

Total International	52,524	13

Grand Total	$390,406	100%

Mortgage and asset-backed obligations includes guarantees with multiple locations of risk within the United States and is primarily comprised of residential mortgage and asset-backed securitizations. Internationally diversified is primarily made up of CDOs which include significant components of U.S. exposure.

The table below shows the distribution by currency of Ambac Assurance’s guaranteed portfolio as of December 31, 2009:

Currency	Net Par Amount Outstanding in Base Currency	Net Par Amount Outstanding in U.S. Dollars
($ in millions)
U.S. Dollars	347,875	$347,875
British Pounds	13,105	21,181
Euros	9,892	14,180
Australian Dollars	5,774	5,186
Japanese Yen	45,510	489
Other	4,236	1,495

Total		$390,406

Ratings Distribution

The following tables provide a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at December 31, 2009 and December 31, 2008 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at December 31, 2009 and December 31, 2008. Below investment grade is defined as those exposures with a credit rating below BBB-:

Percentage of Guaranteed Portfolio(1)

	December 31, 2009	December 31, 2008
AAA	2%	7%
AA	24	22
A	41	41
BBB	18	21
BIG	15	9

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Summary of Below Investment Grade Exposure

Bond Type	December 31, 2009	December 31, 2008
($ in millions)
Public Finance:
Transportation	$1,113	$1,152
Health care	307	329
Tax-backed	598	283
General obligation	280	215
Other	658	552

Total Public Finance	2,956	2,531

Structured Finance:
CDO of ABS > 25% RMBS	17,464	22,020
Mortgage-backed and home equity—first lien	13,477	5,737
Mortgage-backed and home equity—second lien	13,639	8,295
Auto Rentals	1,260	1,128
Student loans	3,910	859
Enhanced equipment trust certificates	473	663
Mortgage-backed and home equity—other	584	416
Other CDOs	523	21
Other	2,227	771

Total Structured Finance	53,557	39,910

International Finance:
Airports	1,498	—
Other	1,210	139

Total International Finance	2,708	139

Total	$59,221	$42,580

The decrease in CDO of ABS greater than 25% RMBS resulted from credit default swap commutations and amendments during 2009 ($8,221 million), partially offset by the continued credit deterioration of RMBS and CDO collateral within high-grade CDO of ABS transactions. The increase in mortgage-backed and home equity (first and second liens) below investment grade exposures is the result of continued credit deterioration. The increase in student loan below investment grade exposures was due to the interest rate stress that is currently impacting ARS & VRDO exposures. The ARS market no longer functions and, as a result, all ARS securities are paying the maximum auction rate, while all Ambac wrapped student loan VRDO’s are now bank bonds and paying the bank rate. The increase in the structured finance “other” category is the result of an underperforming film rights securitization.

Commitments to Issue Future Guarantees

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (consisting of both insurance and credit derivatives) of $8.5 billion at December 31, 2009. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 78% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Proposed Settlement, it is unclear whether such new policies could be issued. Accordingly, the $8.5 billion of commitments outstanding at December 31, 2009 do not necessarily reflect actual future obligations. Additionally, due to Ambac’s current financial strength ratings as described in “Rating Agencies” and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

Single Risk

Ambac Assurance’s underwriting and exposure management policies were designed to track and limit the net guarantees in force for any one credit. In addition, Ambac Assurance had utilized reinsurance to limit net exposure to any one credit. The highest single insured risk represented 0.8% of the aggregate net par outstanding at December 31, 2009. See “Insurance Regulatory Matters” and “Rating Agencies” for a more detailed discussion.

Competition

Historically, the financial guarantee business has been highly competitive. Ambac Assurance faced competition from other financial guarantors and alternative forms of credit enhancement. Financial guarantee insurance and other forms of credit enhancement also compete in nearly all instances with the issuer’s alternative of foregoing credit enhancement and paying a higher interest rate. Due to the downgrades of Ambac Assurance’s financial strength ratings and investor concerns with respect to its financial condition, Ambac Assurance and Ambac UK have been able to originate only a de minimis amount of new financial guarantee business since November 2007, and no new business in 2009. As a result, Ambac is no longer competing for new business.

Reinsurance

Ceded Reinsurance:

State insurance laws and regulations impose minimum capital requirements on financial guarantee companies, limiting the aggregate amount of insurance and the maximum size of any single risk exposure which may be written. Ambac Assurance used reinsurance to diversify risk, increase underwriting capacity, manage capital needs and strengthen financial ratios. For exposures reinsured, Ambac Assurance withholds a ceding commission to defray its underwriting and operating expenses. During 2009, Ambac terminated a significant amount of reinsurance contracts as a result of either the financial instability of such reinsurers or certain multi-line reinsurers exiting the financial guarantee business.

The following table shows the distribution by bond type of Ambac Assurance’s ceded guaranteed portfolio at December 31, 2009:

Ceded Guaranteed Portfolio by Bond Type

as of December 31, 2009

Bond Type	Ceded Par Amount Outstanding	% of Gross Par Ceded
($ in millions)
Public Finance:
Lease and tax-backed revenue.	$6,295	8%
General obligation	4,924	8
Utility revenue	2,909	9
Transportation revenue	2,904	11
Higher education	1,671	9
Health care revenue	955	7
Housing revenue	1,135	10
Other	164	4

Total Public Finance	20,957	9

Structured Finance:
Mortgage-backed and home equity	395	1
Other CDOs	83	—
Asset-backed and conduits	1,550	9
CDO of ABS > 25% MBS	335	2
Student loan	2,284	14
Investor-owned utilities	1,187	8
Other	481	13

Total Structured Finance	6,315	5

Total Domestic	27,272	7

International Finance:
Asset-backed and conduits	1,250	8
Investor-owned and public utilities	1,772	15
Other CDOs	119	1
Transportation	567	7
Sovereign/sub-sovereign	655	9
Mortgage-backed and home equity	33	1
Other	163	10

Total International Finance	4,559	8

Grand Total	$31,831	8%

As a primary financial guarantor, Ambac Assurance is required to honor its obligations to its policyholders whether or not its reinsurers perform their obligations under the various reinsurance agreements. To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance to foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $404 million from its reinsurers at December 31, 2009. Refer to Item 7A—Risk Management for further discussion on insured par ceded and credit ratings of our reinsurance counterparties.

The current stressed credit environment may continue to have an adverse impact on our current reinsurers. Additionally, if the financial strength of these reinsurers further declines, it could impair Ambac Assurance’s ability to recover amounts due from such reinsurers.

Assumed Reinsurance:

As a result of the significant downgrades of Ambac Assurance, the vast majority of assumed reinsurance contracts were cancelled in 2009, reducing our net par outstanding by $4.0 billion to $589.0 million at December 31, 2009. Under the provisions of most of the remaining reinsurance agreements, the ceding company has cancellation rights that are currently exercisable and, accordingly, the ceding insurer has the ability to terminate and recapture the reinsured exposures. The cost of such termination is based on the provisions of each reinsurance contract and amounts may be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements. Because Ambac Assurance’s assumed reinsurance obligations have been assigned to the Segregated Account, it is unclear whether ceding companies will be able to recover such termination payments or other amounts owed under such reinsurance agreements until such time as all policy-level obligations of the Segregated Account have been paid in full.

Rating Agencies

Moody’s and S&P periodically review Ambac Assurance’s business and financial condition, focusing on the quality of the obligations insured, financial performance metrics, business and strategic plans. The rating agencies perform periodic assessments of the credits insured by Ambac Assurance, as well as the reinsurers and other providers of capital support, to confirm that Ambac Assurance continues to satisfy such rating agency’s capital adequacy criteria necessary to maintain Ambac Assurance’s current ratings.

Other factors considered by the rating agencies in assessing Ambac Assurance’s ratings include:

•	statutory capital levels and the risk of regulatory intervention;

•	correlations between Ambac Assurance’s insured risks;

•	concentrations, and degree of diversification, of insured risks;

•	the quality of Ambac Assurance’s investment portfolio;

•	premium revenues expected to be generated from outstanding policies;

•	anticipated future new business originations;

•	financial flexibility;

•	franchise value;

•	risk management & underwriting policies and procedures; and

•	governance.

Ambac Assurance’s financial strength ratings have been downgraded several times since 2008; it now has a Caa2 financial strength rating on review for possible upgrade from Moody’s and an R (Regulatory Intervention) financial strength from S&P.

A high insurance financial strength rating is essential for a financial guarantor to write new business. As a result of the rating agency actions since 2008, as well as significant disruption in the capital markets and investor concern with respect to our financial position, we have been able to originate only a de minimis amount of new financial guarantee business since November 2007, and no new business in 2009. Given these circumstances, Ambac continues to evaluate the necessity of maintaining financial strength ratings; however, at this time it believes the withdrawal of such ratings may have unintended consequences resulting in losses to certain insured exposures.

In light of the ongoing nature of ratings actions or announcements by the rating agencies, one should consult announcements by the rating agencies, the websites of the rating agencies and Ambac’s website for current publicly available information.

Insurance Regulatory Matters

United States of America

Ambac Assurance and Everspan are domiciled in the State of Wisconsin and, as such, are subject to the insurance laws and regulations of the State of Wisconsin (the “Wisconsin Insurance Laws”) and are regulated by the OCI. In addition, Ambac Assurance and Everspan are subject to the insurance laws and regulations of the other jurisdictions in which they are licensed. Ambac Assurance is licensed in all other 49 states, the District of Columbia, the Commonwealth of Puerto Rico, the territory of Guam and the U.S. Virgin Islands and Everspan is licensed in all states other than Virginia, the District of Columbia and the Commonwealth of Puerto Rico. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings.

Insurance laws and regulations applicable to financial guaranty insurers vary by jurisdiction. The laws and regulations generally require financial guarantors to maintain minimum standards of business conduct and solvency; to meet certain financial tests; and to file policy forms, premium rate schedules and certain reports with regulatory authorities, including information concerning capital structure, ownership and financial condition. The laws and regulations also require prior approval of certain changes in control of domestic financial guarantors and their direct and indirect parents and prescribe permitted investments and limits applicable thereto. Regulated insurance companies are also required to file quarterly and annual statutory financial statements with the National Association of Insurance Commissioners (“NAIC”), and in each jurisdiction in which they are licensed. The level of supervisory authority that may be exercised by nondomiciliary insurance regulators varies by jurisdiction. Generally, however, nondomiciliary regulators are authorized to revoke insurance licenses and to impose license restrictions in the event that laws or regulations are breached by a regulated insurance company or in the event that continued or unrestricted licensure of the regulated insurance company constitutes a “hazardous condition” in the opinion of the regulator.

Wisconsin Insurance Laws require regulated insurance companies to maintain minimum standards of business conduct, minimum surplus to policyholders and solvency. As the principal, or domiciliary, regulator of Ambac Assurance and Everspan, OCI has primary regulatory authority with respect to the initiation and administration of rehabilitation or liquidation proceedings with respect to Ambac Assurance and Everspan. Additionally, the Wisconsin Insurance Laws require OCI approval with respect to specified transactions between a domiciliary insurance company (i.e., Ambac Assurance and Everspan) and any other entity in the Ambac group including, without limitation, capital contributions, loans, guarantees, reinsurance agreements, service agreements and payments of distributions and extraordinary dividends. Such affiliate transactions must be fair to the domiciliary insurance company and must have terms similar to the terms that would result from arms-length negotiations. Additionally, the accounts and operations of Ambac Assurance and Everspan are subject to a comprehensive examination by the OCI every three to five years. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information. As described in “Recent Developments” in this Item 1, the rehabilitator of the Segregated Account has imposed certain constraints upon Ambac Assurance through the covenants made for the benefit of the Segregated Account and has assumed the authority to control the management of the Segregated Account.

United Kingdom

During the course of 2009, Ambac UK’s license to do new business was curtailed, and the insurance license was limited to undertaking only run-off related activity. As such, Ambac UK is authorized to run-off its credit, suretyship and financial guarantee insurance portfolio in the United Kingdom, and to do the same through a branch in Milan, Italy, and a number of other European Union (“EU”) countries. EU legislation has allowed Ambac UK to conduct business in EU states other than the United Kingdom through a “passporting” arrangement, which eliminates the necessity of additional licensing or authorization in those other EU jurisdictions.

Ambac UK remains subject to regulation by the Financial Services Authority (“FSA”) in the conduct of their business. The FSA is the single statutory regulator responsible for regulating the financial services industry in the U.K., having the authority to oversee the carrying on of “regulated activities” (including deposit taking, insurance and reinsurance, investment management and most other financial services), with the purpose of maintaining confidence in the U.K. financial system, providing public understanding of the system, securing the proper degree of protection for consumers and helping to reduce financial crime. In addition, the regulatory regime in the United Kingdom must comply with certain EU legislation binding on all EU member states.

Oversight of Ambac UK by the FSA remains heightened in light of the financial stress being suffered by the Ambac Financial Group, and in particular Ambac Assurance, Ambac UK’s only reinsurer and principal financial support provider. Ambac UK has recently delivered to Ambac Assurance notices of termination with respect to the AUK Reinsurance Agreement. Ambac Assurance has not agreed or accepted that the purported termination of the AUK Reinsurance Agreement was valid. See “Recent Developments” in this Item 1.

The FSA requires that non-life insurance companies such as Ambac UK maintain a margin of solvency at all times in respect of the liabilities of the insurance company, the calculation of which depends on the type and amount of insurance business a company writes. In addition, the FSA has established a capital monitoring level for Ambac UK related to its insured portfolio. Breach of the monitoring level requires that Ambac UK inform the FSA and enter into discussions as to the reasons for the breach, and ultimately with a view to a remedy that could include additional capital being required. The monitoring level is an interim arrangement, while the FSA reflects on alternative methodologies for a permanent basis for calculating regulatory capital in respect of Ambac UK and other financial guarantors regulated by the FSA. In addition, an insurer is required to perform and submit to the FSA a solvency margin calculation return in respect of its ultimate parent. All these solvency requirements may be amended in order to implement the European Union’s proposed “Solvency II” directive on risk-based capital, but that is not expected to be implemented until 2012. Ambac believes that Ambac Assurance and Ambac UK are in compliance with all applicable insurance laws and regulations.

Ambac Credit Products Limited, also an Ambac Assurance wholly-owned subsidiary, has been de-licensed in the United Kingdom for transacting credit derivatives, as well as acting as agent for Ambac Credit Products and Ambac Capital Funding. Ambac Credit Products Limited’s winding up and close down is expected to be completed in the first half of 2010.

Insurance Holding Company Laws

Under Wisconsin law applicable to insurance holding companies, any acquisition of control of Ambac, and any other direct or indirect control of Ambac Assurance and Everspan, requires the prior approval of the OCI. “Control” is defined as the direct or indirect power to direct or cause the direction of the management and policies of a person. Any purchaser of 10% or more of the outstanding voting stock of a corporation is presumed to have acquired control of that corporation and its subsidiaries unless the OCI, upon application, determines otherwise. For purposes of this test, Ambac believes that a holder of common stock having the right to cast 10% of the votes which may be cast by the holders of all shares of common stock of Ambac would be deemed to have control of Ambac Assurance and Everspan within the meaning of the Wisconsin Insurance Laws. The United Kingdom has similar requirements applicable in respect of Ambac, as the ultimate holding company of Ambac UK.

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

Dividend Restrictions

Wisconsin:

Pursuant to the Wisconsin Insurance Laws, Ambac Assurance and Everspan may declare dividends, subject to restrictions in its articles of incorporation, provided that, after giving effect to the distribution, it would not violate certain statutory equity, solvency, income and asset tests. Shareholder distributions by Ambac Assurance and Everspan (other than stock dividends) must be reported to the OCI. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying the OCI 30 days in advance of payment. Extraordinary dividends must be reported prior to payment and are subject to disapproval by the OCI. An extraordinary dividend is defined as a dividend or distribution, the fair market value of which, together with all dividends from the preceding 12 months, exceeds the lesser of: (a) 10% of policyholders’ surplus as of the preceding December 31 or (b) the greater of: (i) statutory net income for the calendar year preceding the date of the dividend or distribution, minus realized capital gains for that calendar year; or (ii) the aggregate of statutory net income for the three calendar years preceding the date of the dividend or distribution, minus realized capital gains for those calendar years and minus dividends paid or credited and distributions made within the first two of the preceding three calendar years. Additionally, in connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculations for any surplus or net income gains recognized. Due to losses experienced by Ambac Assurance in 2008 and 2009, Ambac Assurance was unable to pay common dividends to Ambac in 2009 and will be unable to pay common dividends in 2010, without the prior consent of the OCI.

During 2008 and 2007, Ambac Assurance paid to Ambac cash dividends on its common stock totaling $218.5 million and $190.2 million, respectively. See Note 17 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

Ambac Assurance’s ability to pay dividends is restricted by certain covenants made for the benefit of the Segregated Account and would be further restricted by the Settlement Agreement, if executed. See “Recent Developments” in this Item 1.

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

Statutory Contingency Reserve

Ambac Assurance and Everspan are required to establish a mandatory contingency reserve in accordance with the NAIC Accounting Practices and Procedures manual (“NAIC SAP”) and the Wisconsin Administrative Code. The mandatory contingency reserve is an additional liability established to protect policyholders against the effect of adverse economic developments or cycles or other unforeseen circumstances. Under NAIC SAP, financial guarantors are required to establish a contingency reserve equal to the greater of 50% of premiums written or a stated percentage of the principal guaranteed depending on the category of obligation insured. Contingency revenue contributions are required to be made in equal quarterly installments over a period of 20 years for municipal bonds and 15 years for all other obligations. Such contributions may be discontinued if the total reserve established for all categories exceeds the sum of the stated percentages contained therein multiplied by the unpaid principal balance. This reserve must be maintained for the periods specified above, except that the guarantor may be permitted to release reserves under specified circumstances in the event that actual loss experience exceeds certain thresholds or if the reserve accumulated is deemed excessive in relation to the guarantor’s outstanding guaranteed obligations, with notice to or approval by the insurance commissioner. Under the Wisconsin Administrative Code, a municipal bond insurer is required to establish a contingency reserve consisting of 50% of earned premiums on policies of municipal bond insurance. The only exemption is when another jurisdiction in which the insurer is licensed requires a larger contingency reserve than required by the Wisconsin Administrative Code. Accordingly, Ambac Assurance and Everspan calculate contingency reserves based on the above noted rules as well as other jurisdictions that have contingency reserve regulations, such as California, and record the highest contribution amount.

Ambac Assurance requested and received approvals from OCI to release contingency reserves in both 2008 and 2009. The 2008 approval allowed for Ambac Assurance to (a) release its non-municipal contingency reserves (including contingency reserves for credit default swap contracts issued by Ambac Assurance’s subsidiary, Ambac Credit Products) in consideration of incurred losses in excess of 65% of earned premiums resulting in a release $1.2 billion of contingency reserves; and (b) cease making further contributions to the contingency reserves with respect to such insurance policies. The 2009 approval allowed for Ambac Assurance to (a) release contingency reserves of $1.6 billion for municipal financial guarantee insurance policies to reduce such reserves to $336.1 million, which represents our estimate of expected losses on non-defaulted municipal financial guarantee insurance policies; and (b) cease making further contributions to the contingency reserves with respect to expired or defaulted municipal financial guarantee insurance policies. Ambac will continue to compute expected losses on non-defaulted municipal financial guarantee insurance policies and is required to ensure that contingency reserves will not be less than expected losses.

New York Financial Guarantee Insurance Law and Financial Guarantee Insurance Regulation in Other States

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

The New York financial guarantee insurance law establishes single risk limits with respect to obligations insured by financial guarantee insurers. Such limits are specific to the type of insured obligation (for example, municipal or asset-backed). The limits generally compare the insured principal amount outstanding and/or average annual debt service on the insured obligations, net of reinsurance and collateral, for a single risk to the insurer’s qualified statutory capital, which is defined as the sum of the insurer’s policyholders’ surplus and contingency reserves. As a result of decreased statutory capital resulting from the significant losses experienced by Ambac Assurance and terminations of reinsurance arrangements and related recaptures of previously reinsured exposures, Ambac’s net insured exposure under a significant number of policies exceeded the applicable single risk limits prescribed by New York State Insurance Law. Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts.

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

In addition to the laws and regulations of New York and Wisconsin, Ambac Assurance is subject to laws and regulations of other states concerning the transaction of financial guarantees, none of which is more stringent in any material respect than the New York financial guarantee insurance statute. As a result of the reduction in statutory capital and surplus and qualified statutory capital during 2008 and 2009, Ambac Assurance is not in compliance with the single and aggregate risk limits. Ambac Assurance will seek to reduce its exposure to no more than the permitted amounts.

Financial Services Segment

Ambac’s Financial Services segment historically provided financial and investment products, including investment agreements, derivative products (interest rate, currency and total return swaps) and funding conduits, principally to clients of the financial guarantee business. In 2008, Ambac discontinued writing new investment agreements and derivative products. Its existing investment agreement and derivative product portfolios are in active runoff, which may include transaction terminations, settlements, restructuring, transfers and natural attrition as contracts mature. As of December 31, 2009 all total return swaps have been terminated and settled. In the course of managing the inherent risks of the remaining financial services portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes. The Financial Services portfolios obtained funding support from both Ambac Assurance and Ambac during 2008 and 2009 in the form of loans and purchases of invested assets. The principal factors that may affect results as the Financial Services portfolios runoff include: (1) availability of counterparties for hedging transactions; (2) investment returns; (3) the transaction value of future contract terminations, settlements or transfers which may differ from carrying value of the those assets; (4) changes in the value of securities posted as collateral; (5) the ability to obtain additional liquidity support from Ambac Assurance if needed; (6) the settlement value of future investment security sales; and (7) the restrictions imposed upon Ambac Assurance by the contracts executed with the Segregated Account, the restrictions that would be imposed upon Ambac Assurance by the Settlement Agreement, if executed, and, to the extent that Segregated Account Policies are implicated, the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account (see “Recent Developments” in this Item 1).

Investment Agreements

Ambac provided investment agreements, including repurchase agreements, primarily to issuers of asset-backed and structured finance debt and, to a lesser extent, to municipal issuers through its wholly- owned subsidiary, Ambac Capital Funding. Investment agreements used in structured financings provide a guaranteed investment return customized to meet expected and potential cash flow requirements. Investment agreements are used by bond issuers to invest bond proceeds until such proceeds can be used for their intended purpose, such as financing construction. The investment agreement provides for the guaranteed return of principal invested, as well as the payment of interest thereon at a guaranteed rate.

Liquidity risk exists in the portfolio due to contract provisions which require collateral posting or early termination of contracts due to downgrades of Ambac Assurance’s credit ratings. See “Management’s Discussion and Analysis of Financial condition and Results of Operations—Liquidity and Capital Resources” section located in Part II, Item 7 for a discussion on the impact of a ratings downgrade on Ambac Assurance. During 2009, reductions to the balance of outstanding investment agreements resulting from required or negotiated early terminations totaled $1.0 billion, and 86.58% of investment agreement principal outstanding as of December 31, 2009 was collateralized. Funding for the early terminations was supported in part through various liquidity activities between Ambac Capital Funding and Ambac Assurance.

Ambac Capital Funding may use interest rate contracts as part of its overall cash flow risk management. Interest rate swap contracts are agreements where Ambac Capital Funding agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts or the difference between different interest rate indices calculated by reference to an agreed upon notional amount.

See Note 8 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information on investment agreements.

Derivative Products

The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions (through Ambac Financial Services) and taking total return swap positions on certain fixed income obligations (through Ambac Capital Services). All total return swap positions have been terminated and settled as of December 31, 2009. Certain municipal interest rate swaps are not hedged for the basis difference between issue specific and general tax-exempt index rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to consumer price inflation in the United Kingdom. In addition, the derivative products business also uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index and municipal issue specific rates, as well as between taxable index and Treasury interest rates may result in gains or losses on interest rate swaps. Additionally, beginning in 2009, the derivative products portfolio retained positive mark-to-market sensitivity to interest rate increases to mitigate floating rate obligations elsewhere in the company, including in the credit derivative portfolio.

Interest rate and currency swaps used for hedging purposes are generally subject to master agreements. These agreements generally require a counterparty in a net mark-to-market liability position to post increasing amounts of collateral if that counterparty’s credit rating declines and/or the net mark-to-market liability increases. Some contracts also contain additional termination provisions linked to downgrades of Ambac Assurance, as guarantor of the swaps. As a result of ratings downgrades to Ambac Assurance, Ambac Financial Services lost its collateral posting thresholds and experienced termination events across all its professional counterparties. Such termination events have resulted in losses to Ambac Financial Services due to the higher cost of replacing hedge positions in the current credit environment, and may result in additional losses in future periods. Beginning in 2008, Ambac Financial Services borrowed from Ambac and Ambac Assurance, to help support the incremental collateral posting requirements and termination payments resulting from the Ambac Assurance downgrades. At December 31, 200 9, Ambac Financial Services was indebted to Ambac Assurance in the amounts of $365 million in cash loans and $201 million in borrowed securities.

Ambac Financial Services manages a variety of risks inherent in their businesses, including credit, market, liquidity, operational and legal. These risks are identified, measured, and monitored through a variety of control mechanisms, which are in place at different levels throughout the organization. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information.

Funding Conduits

Ambac previously transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. The activities of the special purpose entities are contractually limited to purchasing assets from a subsidiary of Ambac, issuing medium-term notes (“MTNs”) to fund such purchases, executing derivative hedges and related administrative services. As of December 31, 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets and MTNs owned and outstanding by the special purpose entities. Ambac does not consolidate these special purpose entities under the relevant accounting guidance for qualifying special purpose entities. See Notes 2 and 10 of Notes to Consolidated Financial Statements located in Part II, Item 8 for further information.

INVESTMENTS AND INVESTMENT POLICY

As of December 31, 2009, the consolidated investments of Ambac had an aggregate fair value of approximately $9.2 billion and an aggregate amortized cost of approximately $9.3 billion. The majority of these investments are primarily managed internally by officers of Ambac, who are experienced investment managers. A portion of the portfolio is managed by external investment managers. All investments are effected in accordance with the general objectives and guidelines for investments established by Ambac’s Board of Directors. These guidelines encompass credit quality, risk concentration and duration, and are periodically reviewed and revised as appropriate.

As of December 31, 2009, the Financial Guarantee investment portfolio had an aggregate fair value of approximately $7.7 billion and an aggregate amortized cost of approximately $7.7 billion. Ambac Assurance’s investment objectives are to achieve the highest after-tax return on a diversified portfolio of fixed income investments while protecting claim-paying resources and satisfying liquidity needs. Ambac Assurance is subject to internal investment guidelines and is subject to limits on types and quality of investments imposed by the insurance laws and regulations of the States of Wisconsin and New York. In compliance with these laws, Ambac Assurance’s Board of Directors approves any changes or exceptions to the Investment Policy.

As described in “Recent Developments” in this Item 1, Ambac Assurance’s investment policies will be subject to certain covenants made for the benefit of the Segregated Account and, if the Settlement Agreement is executed, for the benefit of the Counterparties. Further, Ambac Assurance’s investment policies are subject to oversight by the rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

The significant rating downgrades of Ambac Assurance by Moody’s and S&P since 2008 resulted in the sale of a significant amount of taxable securities (including RMBS) from the Financial Services portfolio to Ambac Assurance as well as the extension of loans from Ambac Assurance to the investment agreement and derivatives products businesses. These transactions had several impacts on Ambac Assurance’s investment portfolio including a decrease in tax-exempt positions, an increase in taxable investments, and an increase in mortgage backed and asset backed securities and intercompany loans.

In 2008 and 2009, Ambac Assurance opportunistically purchased Ambac Assurance insured securities in the open market given their relative risk/reward characteristics and to mitigate the effect of potential future claim payments on operating results. Ambac Assurance financial guarantee policies related to these securities have been placed in the Segregated Account described in “Recent Developments” in this Item 1. As a result of this action, future payments on these investments are expected to be altered once the Segregated Account Rehabilitation Plan is implemented.

As of December 31, 2009, the Financial Services investment portfolio had an aggregate fair value of approximately $1.3 billion and an aggregate amortized cost of approximately $1.4 billion. The investment objectives are to (i) maintain sufficient liquidity to satisfy scheduled and unscheduled investment agreement maturities and withdrawals, and (ii) protect Ambac Assurance’s claim-paying resources while maximizing investment earnings relative to the cost of liabilities. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits.

The following tables provide certain information concerning the investments of Ambac:

	Summary of Investments as of December 31,
	2009		2008		2007
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Long-term investments:
Taxable bonds	$4,874,636	6.62%	$4,826,768	4.53%	$9,133,227	5.42%
Tax-exempt bonds	2,865,300	4.70%	3,997,761	4.60%	8,369,098	4.54%

Total long-term investments	7,739,936	5.94%	8,824,529	4.56%	17,502,325	5.01%
Short-term investments(2)	962,007	0.10%	1,454,229	1.10%	879,067	4.50%
VIE Investments	525,947	—	—	—	—	—
Other	1,278	—	14,059	—	14,278	—

Total	$9,229,168	5.00%	$10,292,817	4.16%	$18,395,670	4.98%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

	Investments by Security Type as of December 31,
	2009		2008		2007
Investment Category	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)	Carrying Value	Weighted Average Yield(1)
($ in thousands)
Municipal obligations(2)	$3,205,480	4.89%	$4,260,543	4.71%	$8,763,818	4.61%
Corporate securities	841,218	4.12%	381,564	4.67%	783,676	6.04%
Foreign obligations	167,651	4.12%	150,369	4.59%	317,426	4.77%
U.S. government obligations	356,466	2.56%	313,520	2.56%	138,015	4.60%
U.S. agency obligations	90,929	0.53%	591,241	4.96%	682,768	5.48%
Residential mortgage-backed securities	1,765,665	12.94%	1,986,174	4.76%	4,249,690	5.18%
Asset-backed securities	1,312,527	2.75%	1,141,118	3.85%	2,566,932	5.64%

Total long-term investments	7,739,936	5.94%	8,824,529	4.56%	17,502,325	5.01%
Short-term investments(2)	962,007	0.10%	1,454,229	1.10%	879,067	4.50%
VIE Investments	525,947	—	—	—	—	—
Other	1,278	—	14,059	—	14,278	—

Total	$9,229,168	5.00%	$10,292,817	4.16%	$18,395,670	4.98%

(1)	Yields are stated on a pre-tax basis, based on average amortized cost.
(2)	Includes taxable and tax-exempt investments.

Ambac has RMBS exposure in the Ambac Assurance and Financial Services investment portfolios. Please refer to the tables in the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Liquidity and Capital Resources—Balance Sheet” section below for a discussion of (i) the fair value of mortgage and asset-backed securities by classification, (ii) the fair value of residential mortgage-backed securities by vintage and type, and (iii) the ratings distribution of the fixed income investment portfolio by segment.

EMPLOYEES

As of December 31, 2009, Ambac and its subsidiaries had 293 employees. Ambac considers its employee relations to be satisfactory.

CORPORATE GOVERNANCE

The Sarbanes-Oxley Act of 2002 requires Chief Executive Officers and Chief Financial Officers to make certain certifications with respect to this report and to Ambac’s disclosure control and procedures and internal control over financial reporting.

Ambac’s Disclosure Committee has the responsibility for ensuring that there is an adequate and effective process for establishing, maintaining and evaluating disclosure controls and procedures for Ambac in connection with its external disclosures. Ambac has a Code of Business Conduct which promotes management’s control philosophy and expresses the values which govern employee behavior and help maintain Ambac’s commitment to the highest standards of conduct. This code can be found on Ambac’s website at www.ambac.com on the “Investor Relations” page followed by “Corporate Governance.” Ambac will disclose on its website any amendment to, or waiver from, a provision of its Code of Business Conduct that applies to its CEO, CFO or Chief Accounting Officer. Ambac’s corporate governance guidelines and the charters for the audit and risk assessment committee, governance committee and compensation committee are also available on our website under the “Corporate Governance” page.

Item 1A.	Risk Factors

References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires.

Ambac has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection.

Ambac’s capital has diminished significantly. Ambac’s liquidity and solvency, both on a near-term basis and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends on its common stock or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; (iv) external financing; and (v) the residual value of Ambac Assurance. Ambac’s principal uses of liquidity are for the payment of principal (including maturing principal in the amount of $142.5 million in August 2011) and interest on its debt (including annual interest expense of approximately $88.7 million, after taking into account the deferral of interest on the DISCs), its operating expenses, and capital investments in and loans to its subsidiaries. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional strain on its capital.

We are a holding company and have no substantial operations of our own or assets other than our ownership of Ambac Assurance, our principal operating subsidiary, and certain other smaller subsidiaries. As such, we are largely dependent on dividends from Ambac Assurance to, among other things, pay principal and interest on our indebtedness, pay our operating expenses and make capital investments in our subsidiaries. We currently have liquidity sufficient to cover our holding company expenses for at least the next twelve months. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator has operational control and decision-making authority with respect to all matters relating to the Segregated Account and has the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. In addition, the terms of the Proposed Settlement impose additional restrictions on the ability of Ambac Assurance to pay dividends to us. Therefore, it is highly unlikely that Ambac Assurance will be permitted to make dividend payments to Ambac for the foreseeable future.

Under the terms of the proposed Segregated Account Rehabilitation Plan, Ambac Assurance will issue surplus notes to policyholders of the Segregated Account. The aggregate amount of these surplus notes could be substantial, and the surplus notes will rank senior to Ambac’s equity investment in Ambac Assurance. Therefore, the issuance of the surplus notes will reduce Ambac’s equity investment in Ambac Assurance, as any residual value of Ambac Assurance will likely be for the benefit of holders of surplus notes. In addition, as a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains significant decision-making authority with respect to the Segregated Account and has the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance, and such decisions will be for the benefit of policyholders and will not take into account the interests of securityholders of Ambac. Actions taken by the rehabilitator could further reduce the equity value of Ambac Assurance.

While Ambac does not believe that the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, debt holders may assert that the Segregated Account Rehabilitation Proceedings constitute an event of default and may seek to accelerate the debt. In addition, Ambac may consider, among other things, a negotiated restructuring of its outstanding debt through a prepackaged bankruptcy proceeding or may seek bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups. No assurance can be given that Ambac will be successful in executing any or all of these strategies.

While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, and its liquidity may run out prior to the second quarter of 2011. Further, Ambac may decide prior to the third quarter of 2010 not to pay interest on its debt.

As a result of the commencement of the Segregated Account Rehabilitation Proceedings, various adverse events in the insured portfolio are likely to be triggered. If injunctions issued by the rehabilitation court enjoining such adverse effects are ineffective, substantial adverse events may occur.

The rehabilitation court issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions. If the injunction is challenged by policyholders and counterparties and such challenge is successful, such adverse events may occur. Certain parties have indicated to Ambac that they may seek to challenge the injunction. Losses in the Segregated Account would likely increase substantially if the injunction is successfully challenged.

The Segregated Account Rehabilitation Proceedings may be the subject of litigation initiated by policyholders whose policies have been allocated to the Segregated Account.

As a result of the creation of the Segregated Account and the subsequent Segregated Account Rehabilitation Proceedings, policyholders whose policies were allocated to the Segregated Account may commence litigation. Such litigation could cause Ambac to incur additional legal expenses, which could be substantial, thereby reducing the overall value of the enterprise. In addition, if such litigation were successful, the OCI may decide to initiate delinquency proceedings against Ambac Assurance, resulting in counterparties asserting damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance.

Consummation of the Proposed Settlement may result in litigation initiated by policyholders who are not parties to the Proposed Settlement.

Policyholders who are not parties to the Proposed Settlement may initiate litigation claiming that they would not be treated fairly as compared to policyholders who are parties to the Proposed Settlement. Such litigation could cause Ambac to incur additional legal expenses, which could be substantial, thereby reducing the overall value of the enterprise. In addition, if such litigation were successful, the OCI may decide to initiate delinquency proceedings against Ambac Assurance, resulting in counterparties asserting damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance.

The terms of the Proposed Settlement are not yet final and may change, and the Proposed Settlement may not be consummated at all.

On March 24, 2010, Ambac Assurance reached a non-binding agreement with the Counterparties to outstanding credit default swaps with Ambac Credit Products that were guaranteed by Ambac Assurance. The Proposed Settlement contemplates that Ambac Assurance will enter into a settlement agreement with the Counterparties, pursuant to which it will commute all of its ABS CDO obligations owed by Ambac Assurance to the Counterparties. The Proposed Settlement is not a binding agreement, and there can be no assurance that the Proposed Settlement will be consummated. If the Proposed Settlement is not consummated, such counterparties may terminate their CDS contracts, thus liquidating large mark-to-market claims in respect of ABS CDO obligations.

Decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment and rehabilitation of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. In exercising such authority, the rehabilitator will act for the benefit of policyholders, and will not take into account the interests of securityholders of Ambac. Decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders.

As a result of Ambac Assurance’s financial condition, OCI could commence delinquency proceedings with respect to Ambac Assurance.

While the rehabilitation of the Segregated Account does not directly impact policies held in the general account of Ambac Assurance, OCI has generally increased its regulatory oversight of the company. In addition, while management does not currently believe that the OCI would seek to place Ambac Assurance in rehabilitation, unexpected events, such as, among other things, increased losses on policies held in the general account, a successful challenge of the Segregated Account Rehabilitation Proceedings or the failure to consummate the Proposed Settlement, could prompt the initiation of delinquency proceedings with respect to Ambac Assurance. Delinquency proceedings with respect to Ambac Assurance could result in counterparties asserting damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance.

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

Our common stock may be delisted as a result of our not meeting the NYSE continued listing requirements.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. Our common stock currently trades below $1.00. On December 8, 2009, we received a notice from the NYSE that we had fallen below the continued listing standard relating to the price of our common stock for a 30 day consecutive period. On December 10, 2009, we informed the NYSE that we intend to cure such deficiency and bring our ordinary share price back to a level that exceeds $1.00 per share, within approximately six months. If at the end of such of such cure period we are unable to satisfy the NYSE criteria for continued listing, our common stock will be subject to delisting.

Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems appropriate and will consider factors such as unsatisfactory financial condition or operating results. A delisting of our common stock would negatively impact us by, among other factors, reducing the liquidity and likely market price of our common stock and reducing the number of investors willing or able to hold or acquire our common stock, each of which would negatively impact our stock price as well as our ability to raise equity financing.

Market risks could adversely impact our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions.

As a result of the downgrades of Ambac Assurance’s financial strength rating, we are required to post collateral with respect to certain investment agreements, interest rate swap and currency swap transactions. See Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Annual Report on Form 10-K. We will be required to post additional collateral if the market value of the assets used to collateralize our obligations under such agreements and transactions declines or, in certain cases, if there are changes in the collateral posting obligations under the interest rate swap and currency swap transactions.

These collateral-posting obligations could have a material adverse effect on our liquidity. At present, these collateral-posting requirements are being satisfied by means of the purchase of assets from the Financial Services businesses by Ambac Assurance and by loans from Ambac Assurance to the Financial Services businesses. As required by Wisconsin law, these transactions were approved by the OCI. To the extent that collateral-posting requirements increase as a result of adverse changes in market conditions, as described above, it is likely that Ambac Assurance would need to provide increased lending capacity to the Financial Services businesses in order to satisfy these collateral-posting obligations. Any such increases to lending capacity would be subject to the prior consent of the OCI; there can be no assurance that we would obtain such consent. We believe that the OCI would consider several factors in determining whether to grant such consent, including its view of Ambac Assurance’s financial condition at the time of such loan or contribution.

If the Financial Services businesses fail to post collateral as required, counterparties may be entitled to terminate the transactions. Upon such terminations, we could liquidate securities with unrealized mark-to-market losses which could have a material adverse effect on our liquidity. See Part II, Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources—Credit Ratings and Collateral” of this Annual Report on Form 10-K. The termination of such transactions would trigger Ambac Assurance’s obligations to make payments under the financial guarantee insurance policies it previously issued. To the extent that the OCI determines that the payment by Ambac Assurance under such policies could place Ambac Assurance in a hazardous condition, the OCI could seize Ambac Assurance and place it into rehabilitation.

Risks which impact assets in our investment portfolio could adversely affect our business.

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in the capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At December 31, 2009, approximately 38% of our investment portfolio is insured by financial guarantors, including Ambac. At December 31, 2009, approximately 12% of our investment portfolio comprises “Alt-A” mortgage-backed securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Annual Report on Form 10-K, representing the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2009.

During the course of 2009, management identified and periodically revised certain investment securities in the investment portfolio to potentially sell in connection with plans to reposition the investment portfolio and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. Additionally, certain mortgage-backed securities held in our investment portfolio have had significant declines in value. Our analysis of the underlying mortgage loans indicates probable losses for the vast majority of these investments. Accordingly, we have recorded an impairment charge through income for these investments. Please refer to Part II, Item 7—Results of Operations—Other than Temporary Impairment losses of this Annual Report on Form 10-K, for further information. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480
Corporate obligations	1,020,315	19,003	37,582	1,001,736
Foreign obligations	158,498	10,368	1,215	167,651
U.S. government obligations	352,726	5,229	1,489	356,466
U.S. agency obligations	85,551	5,494	116	90,929
Residential mortgage-backed securities	1,843,031	191,755	96,055	1,938,731
Collaterized debt obligations	79,135	22	22,706	56,451
Other asset-backed securities	1,652,851	1,228	205,640	1,448,439
Short-term	962,007	—	—	962,007
Other	1,278	—	—	1,278

Total investments	$9,259,153	$350,194	$380,179	$9,229,168

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets would likely be sold at discounted prices which could be less than the December 31, 2009 fair values shown in the above table.

Previously, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines of a AAA-rated company. Therefore, Ambac Assurance has decided to invest a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. However, the investment in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in excess of those described above and/or decrease the liquidity of the insured portfolio. In addition, Ambac Assurance’s investment policies will be subject to certain covenants made for the benefit of the Segregated Account and, if the Settlement Agreement is executed, for the benefit of the Counterparties. Further, Ambac Assurance’s investment policies are subject to oversight by the rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

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

As of December 31, 2009, Ambac reported a total of $2.3 billion of mark-to-market liabilities on CDO of ABS exposures, whereas our estimated credit impairment totaled $4.2 billion related to these collateralized debt obligations of asset-backed securities (“CDO of ABS”) backed primarily by mezzanine level subprime residential mortgage-backed securities (“Subprime MBS”). Pursuant to the terms of the Proposed Settlement, Ambac has agreed to settle its outstanding CDO of ABS exposures by transferring to the Counterparties in the aggregate (i) $2.6 billion in cash and (ii) $2 billion of newly issued surplus notes of Ambac Assurance. There can be no assurance, however, that the terms of the Proposed Settlement will not change or will ultimately be consummated. Additionally, if the Proposed Settlement is not consummated as a result of litigation or any other reason, the Counterparties may assert mark-to-market termination claims in respect of the ABS CDO exposures, which, if upheld, would substantially increase losses in the insured portfolio. An estimate for credit impairment has been established because it is management’s expectation that Ambac will have to make claim payments on these exposures in the future. Such credit impairment estimates are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default and the severity of loss upon default of the CDOs. The purpose of credit impairment estimates is to capture management’s expectation about future claims and do not reflect management’s expectations about stressed or “worst case” outcomes. Credit impairment estimates are only established when management has observed significant credit deterioration, in most cases, when the underlying credit is considered by us to be below investment grade. Many factors will affect ultimate performance or impairment of our credit derivative exposures, including volatility in the capital markets, volatility of the future LIBOR curve (which could impact our estimates of future interest payments on our guaranteed obligations), macroeconomic factors such as interest rates and employment levels, conditions in the residential housing and residential mortgage markets and downgrades by the rating agencies of mortgage-backed securities within our CDO of ABS exposures. Accordingly, there can be no assurance that the actual payments we are ultimately required to make in respect of our CDO of ABS and other credit derivative exposures will not materially exceed our current disclosed estimates. Uncertainty with respect to the ultimate performance of certain of our credit derivative exposures may result in substantial changes to our impairment estimates.

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

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 2 of the Notes to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In sizing loss reserves with respect to our mortgage-related insurance exposures, we take account of expected recoveries from originators of the related mortgage-backed securities transactions, which were $2,026.3 million at December 31, 2009. Expected recoveries derive from contractual provisions in the related transaction documents, which require that the originator repurchase securitized mortgage loans which do not conform to representations and warranties given by the originator at the time that the mortgage-backed securities were issued. After a forensic exercise in which we examine loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the originator for repurchase. Originators may dispute that such loans are nonconforming; additionally, we may be unable to enforce the repurchase remedy due to deterioration of the originator’s financial position. In addition, a portion of the expected recoveries are derived from estimated amounts of loans with material breaches of representations and warranties, based on an extrapolation of the breach rate identified in a random sample of loans. While we believe that the method used for extrapolating estimated recoveries with respect to such transactions is appropriate, such amounts may vary, had we reviewed the loans in such transactions on a loan-by-loan basis. Please see Management’s Discussion and Analysis in Item 7 of this Annual Report on Form 10-K for additional discussion of our subrogation and remediation efforts.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As a result, any efforts to remediate losses shall be subject to the approval of, and any actions taken by, the rehabilitator. We are not able to predict the impact such oversight will have on the remediation of losses, nor whether the rehabilitator will pursue such remediation as vigorously as we have done in the past. In addition, as a result of the Segregated Account Rehabilitation Proceedings, certain key personnel have chosen to leave Ambac, and additional people may decide to leave. The loss of such personnel could adversely impact Ambac’s remediation efforts.

Additionally, inherent in our estimates of loss severities and remediation recoveries is the assumption that we will retain control rights in respect of our insured portfolio. However, we are subject to the loss of control rights in many insured transactions, in the event that we are the subject of delinquency proceedings and/or other regulatory actions which could result from our deteriorated financial position. In the event that we lose control rights, our ability to mitigate loss severities and realize remediation recoveries will be compromised, and actual ultimate losses in our insured portfolio could exceed our loss reserves. On March 24, 2010, the rehabilitation court issued an injunction effective until further order of the court enjoining certain actions by holders of policies in the Segregated Account and other counterparties, including the loss of control rights. If this injunction were successfully challenged, Ambac Assurance could lose its control rights with respect to policies in the Segregated Account.

Uncertainty with respect to the ultimate performance of certain of our insured exposures may result in substantial changes in loss reserves. Correspondingly, such changes to loss reserves would affect our reported earnings. If we do not have sufficient liquidity to meet the increase in loss reserves, our insurance operating subsidiaries may become insolvent.

Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.

Our ability to mitigate losses in Ambac Assurance’s insured portfolio and in the Segregated Account depends on the retention and recruitment of qualified executives and other professionals. We rely substantially upon the services of our current executive team. In addition to these officers, we require key staff with insurance, investment, accounting and administrative skills. As a result of the establishment of the Segregated Account and the implementation of rehabilitation proceedings against it, there may be an increased risk that executive officers and other key staff will leave the company and replacements may not be incented to join the company. For example, effective April 28, 2010, Gregory G. Raab, the former Chief Risk Officer, has resigned. The loss of the services of members of our senior management team, or our inability to hire and retain other talented personnel, could delay or prevent us from fully implementing our business strategy, which could negatively impact our business.

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

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes or of the expenses that will be incurred in defending these lawsuits. Under some circumstances, adverse results in any such proceedings and/or the incurrence of significant litigation expenses could be material to our business, operations, financial position, profitability or cash flows.

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

Beginning in 2008, governments, regulators and central banks in the United States and worldwide have taken numerous steps to increase liquidity and to restore investor confidence, and although asset values have begun to improve, there can be no assurances that such recoveries are sustainable, and, furthermore, access to liquidity continues to be very limited.

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

There can be no assurance that actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets will achieve the intended effect.

In response to difficult capital markets and economic conditions, the U.S. government, Federal Reserve and other governmental regulatory bodies have undertaken several initiatives in an attempt to stabilize the capital markets and stimulate economic growth. These initiatives have included the American Recovery and Reinvestment Act of 2009, popularly known as the “stimulus package”; the Housing and Economic Recovery Act of 2008, which established the HOPE for Homeowners program providing for mortgage assistance for homeowners at risk of foreclosure; the Homeowner Affordability and Stability Plan, a $75 billion program intended to help up to 7 to 9 million homeowners restructure or refinance their mortgages to avoid foreclosure; and the Emergency Economic Stabilization Act of 2008 (the “EESA”), which provides broad discretion to the Secretary of the Treasury to implement a program for the purchase of up to $700 billion in troubled assets from banks and financial institutions and the so-called “Public-Private Investment Program” which is intended to generate $500 billion in purchasing power to buy toxic assets backed by mortgages and other loans, with the potential to expand to $1 trillion over time. It is too early to predict with certainty what impact these measures may have on our business, financial condition and results of operations, or the trading price of our common stock.

Federal and state governments could pass additional legislation responsive to current credit conditions. We believe that the actions described above, together with additional actions announced by the Treasury and other regulatory agencies, have had a modestly positive effect on the financial markets in the short term, but their ultimate effectiveness and the way they may result in restructuring the financial markets remains uncertain. There can be no assurances that once these initiatives expire, any comparable legislation will be enacted. The existing levels of volatility and limited availability of credit may continue to affect all financial institutions.

Adequate capital support and liquidity is likely not available.

Financial guarantee insurers, including Ambac Assurance, have historically relied on reinsurers, contingent capital facilities and similar support mechanisms (often referred to as “soft capital”) to supplement their “hard capital.” Ambac Assurance no longer has any contingent capital facility in place, and there can be no assurances that Ambac Assurance will be able to put such a facility in place. Given the loss of confidence in our financial position, the downgrades in our ratings and the unavailability of credit generally, we have limited access to our traditional sources of soft capital. The recent stressed credit environment has had and may continue to have an adverse impact on the financial strength of most of the reinsurers previously used by Ambac.

We are subject to credit risk and other risks related to RMBS and CDOs of ABS.

We have insured, and written credit default swaps (“CDS”), with respect to RMBS (including transactions comprised of second lien mortgage products, home equity line of credit (“HELOCs”), closed end second mortgage loans and Alt-A, or mid-prime, loans) and CDOs of ABS and are thus exposed to credit risk associated with those asset classes. Performance of these transactions can be adversely affected by general economic conditions, including a recession, rising unemployment rates, declining house prices, increasing foreclosure rates and unavailability of consumer credit; mortgage product attributes, such as interest rate adjustments and balloon payment obligations; borrower and/or originator fraud; financial difficulty experienced by mortgage servicers; and, particularly in the case of CDOs of ABS, transaction-specific factors such as the lack of control of the underlying collateral security which can result in a senior creditor determining to liquidate underlying assets to the disadvantage of mezzanine and subordinated creditors and disputes between creditors with respect to the interpretation of legal documents governing the particular transaction.

RMBS and CDOs of ABS exposures which we have written in the form of CDS are recorded at fair value subject to the relevant derivative accounting guidance. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in the estimated fair values of these CDS can be caused by general market conditions, perception of credit risk generally and events affecting particular credit derivative transactions (including those described above) and actual impairment of those transactions.

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

As of December 31, 2009, we have credit exposure to our reinsurance counterparties through reinsurance contracts of approximately $31.8 billion or 7.5% of our gross par outstanding. No single reinsurance counterparty represents more than 15% of the $31.8 billion in par ceded, except for Assured Guaranty Re Limited, to which we have reinsured $26 billion of par. In the event that we are required to make claim payments on policies that have been reinsured, we are at risk that such counterparties will fail to fulfill their payment obligations to us. For additional information on our reinsurers, see Item 7A, “Risk Management—Credit Risk” in this Annual Report on Form 10-K. Finally, a material deterioration in the capital levels of our reinsurance counterparties may reduce the amount of statutory capital relief provided by our reinsurance arrangements, and could result in our failure to meet our own statutory capital requirements. See the table included in “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” of this Annual Report on Form 10-K on the financial strength ratings of Ambac’s reinsurers as well as the amounts due from such reinsurers that are not secured by collateral.

Our underwriting and risk management policies and practices in the past have not anticipated unforeseen risks and/or the magnitude of potential for loss as the result of foreseen risks.

As described in Part I, Item 1, “Business—Risk Management” of this Annual Report on Form 10-K, we have established underwriting and risk management policies and practices which seek to mitigate our exposure to credit risk in our insured portfolio. These policies and practices in the past have not insulated us from risks that were unforeseen and which had unanticipated loss severity, and such policies and practices may not do so in the future. There can be no assurance that these policies and practices will be adequate to avoid future losses. We also rely on internally and externally developed complex financial models which additionally may have been reviewed by third parties to analyze and predict performance of the insured obligations. Flaws in these financial models and/or faulty assumptions used by these financial models could lead to increased losses and loss reserving.

Revenues and cash flow would be adversely impacted due to a decline in realization of installment premiums and transaction-related recoveries.

Due to the installment nature of a significant percentage of its premium income, Ambac Assurance has an embedded future revenue stream. The amount of installment premiums actually realized by Ambac Assurance could be reduced in the future due to factors such as early termination of insurance contracts, accelerated prepayments of underlying obligations or insufficiency of cash flows (by the premium paying entity). Additionally, the imposition of a payment moratorium with respect to policies in the Segregated Account may result in the loss of installment premium income or future recoveries from such insured transactions. Such reductions would result in lower revenues.

Changes in prevailing interest rate levels could adversely impact our business results and prospects.

Increases in prevailing interest rate levels can adversely affect the value of our investment portfolio and, therefore, our financial strength. In the event that investments must be sold in order to pay claims or to meet Financial Services liquidity needs due to contract terminations or collateral posting requirements, such investments would likely be sold at discounted prices. Additionally, increasing interest rates would have an adverse impact on our insured portfolio. For example, increasing interest rates could result in higher claim payments in respect of defaulted obligations which bear interest at floating rates of interest. Higher interest rates can also lead to increased credit stress on consumer asset-backed transactions in our insured portfolio (as the securitized assets supporting a portion of these exposures are floating rate consumer obligations); slower prepayment speeds and resulting “extension risk” relative to such consumer asset-backed transactions in our insured portfolio and in our investment portfolio; decreased volume of capital markets activity and, correspondingly, decreased volume of insured transactions.

Decreasing interest rates could result in early terminations of financial guarantee insurance policies in respect of which we are paid on an installment basis and do not receive a termination premium, thus reducing premium earned in respect of these transactions. Decreases in prevailing interest rates may also limit growth of or reduce investment income.

Our net income and earnings have become more volatile due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form.

The derivative accounting guidance requires that credit derivative transactions be recorded at fair value. Since quoted market prices for the contracts that we execute are not available, we estimate fair value by using modeling methodologies which are less precise than using quoted market prices. Changes in estimated fair values relative to our credit derivative book have caused decreases in the value of such credit derivative transactions; those changes in value are reported in our financial statements and have therefore affected our reported earnings. Similarly, further decreases or increases in estimated fair values in the future can affect our reported earnings. Changes in estimated fair values can be caused by general market conditions, uncertainty regarding the ultimate outcome of residential mortgage losses and the quality of high yield corporate loans, perception of credit risk generally and events affecting particular credit derivative transactions (e.g. impairment or improvement of specific reference entities or reference obligations) and perception of the credit risk posed by Ambac Assurance as insurer of the CDS.

Changes to accounting rules relating to consolidation guidance could have a material adverse affect on us.

In December 2009, the FASB issued new accounting guidance which amends the consolidation guidance related to variable interest entities. We must apply this new standard effective January 1, 2010, and implementation of this standard requires us to make major operational and system changes. It may be difficult for Ambac to make all such changes in a controlled manner by the end of the first reporting period subsequent to the effective date. Failure to make these changes by the end of the first reporting period subsequent to the effective date could have a material adverse impact on Ambac, including our ability to produce financial reports on a timely basis. Ambac continues to evaluate the implications of the new accounting guidance on its financial statements. See Part II, Item 8 Future Application of Accounting Standards in the Notes to the Consolidated Financial Statements for more discussion.

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

Recently, there have been legislative and regulatory initiatives with respect to the regulation of financial guarantee insurance companies. Any changes to such laws and regulations could subject Ambac Assurance to increased reserving and capital requirements or more stringent regulation generally, which could materially adversely affect our financial condition, results of operations and future business. See Part I, Item 1 “Business—Insurance Regulatory Matters” in this Annual Report on Form 10-K for further information.

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

Characterization of losses on CDS portfolio as capital losses for U.S. federal tax purposes could result in a material assessment for federal income taxes.

Ambac Assurance’s CDS portfolio has experienced significant losses as of December 31, 2009. The majority of these CDS contracts are on a “pay as you go” basis, and we believe that they are properly characterized as notional principal contracts for U.S. federal income tax purposes. Generally, losses on notional principal contracts are ordinary losses. However, the federal income tax treatment of credit default swaps is an unsettled area of the tax law. As such, it is possible that the Internal Revenue Service may decide that the “pay as you go” CDS contracts should be characterized as capital assets or that certain payments made with respect to the CDS contracts should be characterized as capital losses. Although, as discussed above, Ambac Assurance believes these contracts are properly characterized as notional principal contracts, if the Internal Revenue Service today were to successfully assert that these contracts should be characterized as capital assets or as generating capital losses, Ambac Assurance would be subject to both a substantial reduction in its net operating loss carryforwards and would suffer a material assessment for federal income taxes. Such assessments would have a material adverse impact on our financial condition.

Changes in tax laws impacting marginal tax rates and/or the preferred tax treatment of municipal obligations could adversely impact our business.

Tax legislation which imposes a “flat tax” or otherwise changes the tax preference of municipal obligations under current law could adversely affect the market value of municipal obligations. A significant portion of our investment portfolio is invested in tax-exempt municipal obligations; as such, the value of our investment portfolio could be adversely affected by any such legislation. Additionally, any such changes in tax law could reduce the difference between tax-exempt interest rates and taxable rates. This reduction could adversely impact the financial performance of our interest rate swap business, since, in certain interest swap transactions, we have assumed the “basis risk” between tax-exempt and taxable interest rates in that business. See Part I, Item 1, “Business—Derivative Products” section of this Annual Report on Form 10-K, for further information.

Depending upon the final terms of the Surplus Notes and the final terms of the Settlement Agreement Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which the Company is the common parent.

Depending upon the final terms of the Surplus Notes and the final terms of the Settlement Agreement and the Segregated Account Rehabilitation Plan, it is possible the Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represent more than twenty (20) percent of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with the Company. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which the Company is the common parent (the “Company Consolidated Tax Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “AAC Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Company Consolidated Tax Group, Ambac Assurance’s NOL (and certain other available tax attributes of Ambac Assurance and the other members of the AAC Consolidated Tax Group) may no longer be available for use by the Company or any of the remaining members of the Company Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Company Consolidated Tax Group. This could result in a material increase in the tax liabilities of the Company Consolidated Tax Group, reducing the cash available to pay third party obligations or dividends. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Company Consolidated Tax Group including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the AAC Consolidated Tax Group.

The Ambac Assurance NOL (and certain other tax attributes or tax benefits of the AAC Consolidated Tax Group) may be subject to limitation including the limitation provided by Section 382 of the Internal Revenue Code of 1986, as amended.

If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represent more than fifty (50) percent of the total value of the stock of Ambac Assurance, the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the AAC Consolidated Tax Group) may be subject to limitation including the limitation provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If Section 382 were applicable with respect to the AAC Consolidated Tax Group, in general the AAC Consolidated Tax Group annual use of the group’s NOL may be limited to an amount equal to the product of (i) the value of the AAC Consolidated Tax Group’s stock and (ii) the applicable federal long term tax exempt interest rate. The potential Code Section 382 limitation with respect to the Ambac Assurance NOL could result in a material increase in the U.S. federal income tax liability of the Ambac Assurance Consolidated Tax Group and materially reduce cash available to be pay third party obligations or dividends. However, certain exemptions to the Code Section 382 limitation may be applicable. In light of these potential exemptions, the parties to the proposed Settlement Agreement have agreed to consider in good faith certain alternative proposals intended to mitigate the risk that the issuance of the Surplus Notes will adversely impact the preservation of Ambac Assurance’s NOL, so long as implementation of such alternative proposal would not adversely affect the interest of the Counterparties

The AAC Consolidated Tax Group may not be permitted to reconsolidate with the Company Consolidated Tax Group for a period of five years following the issuance of the Surplus Notes and the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the AAC Consolidated Tax Group) may be subject to limitation including the limitation provided by Code Section 382 following any permitted reconsolidation.

Furthermore, to the extent Ambac Assurance is no longer characterized as a member of the Company Consolidated Tax Group, the AAC Consolidated Tax Group may not reconsolidate with the Company Consolidated Tax Group for a period of five years following such event even if the Company were to be characterized as reacquiring or owning eighty (80) percent or more of the stock of the AAC Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the AAC Consolidated Tax Group and any reconsolidation with the Company Consolidated Tax Group, the acquisition by the Company Consolidated Tax Group of additional value with respect to the stock of the AAC Consolidated Tax Group may also result in the imposition of a Code Section 382 limitation with respect to the AAC Consolidated Tax Group’s NOL reducing or eliminating the potential tax benefit of the NOLs to the Company Consolidated Tax Group. The potential limit on reconsolidation and the potential Code

Section 382 limitation with respect to the Ambac Assurance NOL could result in a material increase in the U.S. federal income tax liability of the Ambac Assurance Consolidated Tax Group and/or the Ambac Consolidated Tax Group and materially reduce cash available to be pay third party obligations or dividends.

The proposed amended tax sharing agreement may reduce the cash available to the Company limiting the Company’s ability to service its obligations to third parties.

The Settlement Participants have covenanted that the existing tax sharing agreement among the members of the Company Consolidated Tax Group shall be terminated as to Ambac Assurance and its subsidiaries, including Everspan (the “AAC Subgroup”), and shall be replaced by an agreement that recognizes the consolidated NOL of the group as an asset of the AAC Subgroup and that requires the Company to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that the Company shall not be required to compensate Ambac Assurance for the Company’s use of net operating losses in connection with COD income associated with restructurings of its bonds outstanding as of March 15, 2010. The amended tax sharing agreement may materially reduce the cash available to the Company limiting the Company’s ability to service its obligations to third parties or pay dividends.

Deductions with respect to interest accruing on the Surplus Notes may be eliminated or deferred until payment.

To the extent the Surplus Notes are characterized as equity for U.S. federal income tax purposes, accrued interest will not be deductible by Ambac Assurance. In addition, even if the Surplus Notes are characterized as debt for U.S. federal income tax purposes, the deduction of interest accruing on the Surplus Notes may be deferred until paid or eliminated in part depending upon (i) the terms of any deferral and payment provisions provided in the Surplus Notes, (ii) whether the Surplus Notes have “significant original issue discount” and (iii) the yield to maturity of the Surplus Notes. To the extent deductions with respect to interest is eliminated or deferred, the U.S. federal income tax of Ambac Assurance, the members of the Ambac Consolidated Tax Group or the members of the Ambac Assurance Consolidated Tax Group, as the case maybe, could be materially increased reducing the amount of cash available to pay third party obligations or dividends.

The U.S. federal income tax consequences resulting from the creation of the Segregated Account are uncertain and Ambac Assurance may realize gain or loss in connection with the creation of the Segregated Account.

The U.S. federal income tax consequences resulting from the creation of the Segregated Account are uncertain. For example, to the extent the Segregated Account were treated as a separate taxable entity, depending upon the terms of the Segregated Account Rehabilitation Plan, gain or loss could be realized by Ambac or the new taxable entity (i.e., the Segregated Account) materially increasing the U.S. federal income tax liability of the relevant party and materially reduce cash available to be pay third party obligations or dividends.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

The executive office of Ambac is located at One State Street Plaza, New York, New York 10004, which consists of approximately 145,000 square feet of office space, under an agreement that expires in September 2019. This office houses operations for all reportable business segments.

Ambac’s financial guarantee business segment also maintains offices separate from its executive office in London (United Kingdom), which consist of approximately 12,600 square feet of office space under an agreement that expires in January 2011. Ambac’s U.S. operations are also conducted in two offices located in California (Irvine) and Connecticut (Greenwich). International operations have also been conducted in offices located in Australia (Sydney) and Italy (Milan).

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

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation,

Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On March 8, 2010, the Company and the individual defendants moved for certification of the order denying in part the motion to dismiss for interlocutory appeal and moved for reconsideration of the order to the extent reconsideration of any aspect of the order is necessary in order to provide appropriate relief. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, and one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010.

Various shareholder derivative actions have been filed against certain present or former officers or directors of Ambac, and against Ambac as a nominal defendant. These suits, which are brought purportedly on behalf of the Company, are in many ways similar and allege violations of law for conduct occurring between October 2005 and the dates of suit regarding, among other things, Ambac’s guarantees of CDO and MBS transactions, Ambac’s public disclosures regarding such guarantees and Ambac’s financial condition, and certain defendants’ alleged insider trading on non-public information. The suits include (i) three actions filed in the United States District Court for the Southern District of New York that have been consolidated under the caption In re Ambac Financial Group, Inc. Derivative Litigation, Lead Case No. 08 CV 854; on June 30, 2008, plaintiffs filed a consolidated and amended complaint that asserts violations of state and federal law, including breaches of fiduciary duties, waste of corporate assets, unjust enrichment and violations of the federal securities laws; on August 8, 2008, the Company and the individual defendants named in the consolidated Southern District of New York derivative action moved to dismiss that action for want of demand and failure to state a claim upon which relief can be granted; on December 11, 2008, the court granted plaintiffs’ motion for leave to amend the complaint and plaintiffs filed an amended complaint on December 17, 2008; on June 2, 2009 defendants moved to dismiss the amended complaint; (ii) two actions filed in the Delaware Court of Chancery that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholders Derivative Litigation, Consolidated C.A. No. 3521; on May 7, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, waste, reckless and gross mismanagement, and unjust enrichment; on December 30, 2008, the Delaware Court of Chancery granted defendants’ motion to stay the Delaware shareholder derivative action in favor of the Southern District of New York Consolidated Derivative Action; plaintiffs in the Delaware action subsequently moved to intervene in the Southern District of New York derivative action and on May 12, 2009, the motion to intervene was denied; and (iii) two actions filed in the Supreme Court of the State of New York, New York County, that have been consolidated under the caption In re Ambac Financial Group, Inc. Shareholder Derivative Litigation, Consolidated Index No. 650050/2008E; on September 22, 2008, plaintiffs filed a consolidated and amended complaint that asserts claims including breaches of fiduciary duties, gross mismanagement, abuse of control, and waste; on January 5, 2010, the New York Supreme Court granted defendants motion to stay the New York Supreme Court action in favor of the Southern District of New York Consolidated Derivative Action.

Ambac Financial Group, Inc. and Ambac Assurance have been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), Oakland, California, Sacramento, California and Riverside, California, the City and County of San Francisco, the Counties of San Mateo, Alameda and Contra Costa, California, the City of Los Angeles Department of Water and Power, Los Angeles World Airports and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

Ambac Assurance and Ambac Financial Services have been named in a lawsuit initially filed on July 17, 2008 by the City of New Orleans (“New Orleans”) in connection with its participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac

Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, the City filed an Amended Complaint in which it seeks damages against Ambac Assurance and Ambac Financial Services alleging the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (7) breach of policy/third-party beneficiary to policy agreement; (8) breach of the swap; (9) tortious interference with the swap; (10) tortious interference with remarketing agreement; and (11) detrimental reliance.

Ambac Assurance has been named in a lawsuit filed by the administrator of certain pooled loan programs involving health care institutions. Ambac Assurance insured bonds which financed the pooled loan programs. The administrator claims that Ambac Assurance breached a contractual obligation to pay certain fees to the administrator. Ambac Assurance’s motion to dismiss the complaint was granted on March 15, 2010.

Ambac has been named as one of three defendants in a lawsuit filed by the City of Phoenix, Arizona, alleging that defendants unfairly discriminated against the City of Phoenix in violation of Arizona law, and were unjustly enriched, in the amount of the bond insurance premiums charged to the City of Phoenix.

Ambac Assurance and certain of its subsidiaries have been named in or threatened with lawsuits by issuers and other counterparties in transactions insured by Ambac Assurance. Generally, these lawsuits and threatened lawsuits involve claims by the counterparties that they incurred losses as a result of Ambac Assurance’s deteriorated financial position and alleged failures by Ambac Assurance to disclose its exposure to CDOs and RMBS and its financial condition.

Ambac Assurance has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac Assurance has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac Assurance is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac Assurance has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac Assurance produce a wide range of documents and information. Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac Assurance to a West Virginia governmental entity or for which Ambac Assurance submitted a bid or offer that was not the winning bid.

Ambac Assurance is involved from time to time in various routine legal proceedings, including proceedings related to litigation with present or former employees. Although Ambac Assurance’s litigation with present or former employees is routine and incidental to the conduct of its business, such litigation can result in large monetary awards when a civil jury is allowed to determine compensatory and/or punitive damages for, among other things, termination of employment that is wrongful or in violation of implied contracts.

In the ordinary course of their businesses, Ambac Assurance and certain of Ambac Assurance’s subsidiaries assert claims in legal proceedings against third parties to recover losses already paid and/or mitigate future losses. The amounts recovered and/or losses avoided which may be result from these proceedings is uncertain, although recoveries and/or losses avoided in any one or more of these proceedings during any quarter or fiscal year could be material to Ambac Assurance’s results of operations in that quarter or fiscal year.

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

Item 4. Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

As of February 22 2010, there were 96 stockholders of record of Ambac’s Common Stock, which is listed on the New York Stock Exchange under the symbol “ABK”.

The table below sets forth the high and low sales prices per share of Ambac’s Common Stock and the amount of cash dividends declared per common share.

	High	Low	Dividends
2009:
Fourth Quarter	$1.56	$.70	$0.00
Third Quarter	$1.88	$.75	$0.00
Second Quarter	$1.75	$.82	$0.00
First Quarter	$1.52	$.35	$0.00
2008:
Fourth Quarter	$4.30	$0.76	$0.01
Third Quarter	$10.08	$1.04	$0.01
Second Quarter	$6.42	$1.15	$0.01
First Quarter	$26.79	$4.50	$0.07

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory and rating agency guidelines. The following table summarizes Ambac’s repurchase program during the fourth quarter of 2009 and shares available at December 31, 2009:

	Total Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 2009	927	$1.16	927	3,550,717
November 2009	4,027	$1.33	4,027	3,546,690
December 2009	—	—	—	3,546,690

Fourth Quarter 2009	4,954	$1.30	4,954	3,546,690

(1)	Shares repurchased during the fourth quarter of 2009 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From January 1, 2010 through March 31, 2010, Ambac has not repurchased any shares of its Common Stock in the open market under its stock repurchase program.

Information concerning payments and restrictions on the payment of dividends is set forth in Item 1 above under the caption “Insurance Regulatory Matters—Wisconsin Dividend Restrictions” and in Note 17 of Notes to the Consolidated Financial Statements located in Part II, Item 8.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2009, has been derived from Ambac’s Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes located in Part II, Item 8.

	Years Ended December 31,
($ in millions, except per share amounts)	2009	2008	2007	2006	2005
Statement of Operations Highlights:
Gross premiums written	$(548.8)	$536.9	$1,031.4	$996.7	$1,096.0
Net premiums earned	797.3	1,022.8	841.5	811.6	816.3
Net investment income	493.5	494.1	465.0	423.9	378.1
Financial Guarantee net other-than-temporary impairments recognized in earnings	(1,570.7)	(70.9)	—	—	—
Financial Guarantee net realized investment gains	131.7	79.9	9.9	7.1	6.3
Net change in fair value of credit derivatives	3,812.9	(4,031.1)	(5,928.0)	68.8	63.7
Interest income from investment and payment agreements	70.7	255.9	445.3	391.7	270.3
Financial services—other revenue	(207.2)	(134.2)	4.1	13.2	11.6
Financial Services net other-than-temporary impairments recognized in earnings	(283.9)	(451.9)	(40.1)	—	—
Financial Services net realized investment gains	184.5	215.6	11.0	59.3	2.3
Total revenue	3,911.2	(2,753.5)	(4,214.9)	1,832.1	1,614.1
Losses and loss expenses	2,815.3	2,227.6	256.1	20.0	149.9
Financial guarantee underwriting and operating expenses	175.8	216.1	147.2	133.7	117.7
Interest expense from investment and payment agreements	34.1	235.0	420.0	359.9	239.3
Financial services—other expenses	12.6	12.7	12.2	12.4	13.7
Corporate interest expense	119.6	114.2	85.7	75.3	55.9
Net (loss) income	(14.6)	(5,609.2)	(3,248.2)	875.9	751.0
Net (loss) income per share:
Basic	(0.05)	(22.31)	(31.56)	8.22	6.94
Diluted	(0.05)	(22.31)	(31.56)	8.15	6.87
Return on equity(1)	n.m.	n.m.	(76.7)%	15.1%	14.4%
Cash dividends declared per common share	0.00	0.10	0.780	0.660	0.550

Balance Sheet Highlights:
Total investments, at fair value(2)	$9,229.2	$10,292.8	$18,395.7	$17,433.6	$15,591.9
Deferred ceded premium	500.8	292.8	489.0	315.5	303.4
Total assets(2)	18,886.4	17,259.7	23,713.8	20,267.8	18,545.9
Unearned premiums	5,687.1	2,382.2	3,123.9	3,037.5	2,941.0
Losses and loss expense reserve	4,771.7	2,275.9	484.3	220.1	304.1
Obligations under investment agreements, investment repurchase agreements and payment agreements	1,291.0	3,357.8	8,706.4	8,356.9	7,252.8
Long-term debt(2)	4,640.2	1,868.7	1,669.9	991.8	1,191.7
Total stockholders’ equity	(2,287.8)	(3,782.3)	2,279.9	6,189.6	5,388.2

(1)	n.m. = not meaningful. Return on equity is not meaningful due to a net loss and negative equity.
(2)	Includes assets and debt of variable interest entities consolidated under the provisions of relevant consolidation accounting guidance. See Note 10 of the Consolidated Financial Statements for amounts associated with variable interest entities as of December 31, 2009 and 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Ambac, headquartered in New York City, is a holding company incorporated in the state of Delaware. Ambac was incorporated on April 29, 1991. Ambac, through its subsidiaries, provides financial guarantees and financial services to clients in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC with a negative outlook by Standard & Poor’s Ratings Service, a Standard & Poor’s Financial Services LLC business (“S&P”), and C by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s activities are divided into two business segments: (i) Financial Guarantee and (ii) Financial Services.

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008, 2009 and 2010. As a result, Ambac Assurance currently has a Caa2 financial strength rating on review for possible upgrade from Moody’s and is rated R (Regulatory Intervention) from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written a meaningful volume of financial guarantee business since November 2007 and no new business in 2009. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. Further, the Company’s existing investment agreement and derivative product portfolios are in active runoff, which may result in transaction terminations, settlements, restructuring, assignments of and scheduled amortization of contracts. In the course of managing the inherent risks of these portfolios during runoff, the Financial Services segment may enter into new financial instrument transactions for hedging purposes to the extent we are able to do so. The ratings and financial condition of Ambac Assurance, which acts as credit support provider with respect to these subsidiaries, will make execution of any such hedging transactions more difficult. Such hedging transactions may include execution of swaps or other derivative instruments for the purpose of re-hedging risks inherent in the investment agreement business and the interest rate and currency swap business or hedging risks in the financial guarantee business. Please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion.

Ambac Assurance has two financial guarantee insurance operating subsidiaries, Ambac Assurance UK Limited (“Ambac UK”) and Everspan Financial Guarantee Corp. (“Everspan”). Ambac UK insured a wide array of obligations in the international markets including infrastructure financings, asset-securitizations, CDOs, utility obligations, whole business securitizations (e.g. securitizations of substantially all of the operating assets of a corporation) and other obligations, generally within Western Europe. Everspan is a financial guarantee insurance company that was purchased by Ambac Assurance in 1997 and placed into runoff. Prior to June 2009, Ambac had intended to reactivate Everspan for purposes of writing financial guarantee insurance in the U.S. public finance market; however, Ambac Assurance’s financial condition and market conditions hampered the Company’s efforts to raise third party capital. Since Ambac has been unable to raise capital for Everspan, it has postponed indefinitely its efforts to reactivate Everspan for this purpose. Moreover, as a result of the Segregated Account Rehabilitation Proceedings and the Proposed Settlement, it is unlikely that Ambac will be able to relaunch Everspan.

As an alternative to financial guarantee insurance, credit protection was provided by Ambac Credit Products LLC (“Ambac Credit Products”), a subsidiary of Ambac Assurance, in credit derivative format. Ambac Assurance insured the obligations of Ambac Credit Products under these transactions. These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event, such as a payment default or bankruptcy, relating to an underlying obligation. Upon a credit event, Ambac Credit Products is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. In a small number of transactions, Ambac Credit Products is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value, realizing a loss for the difference between the par and market value of the underlying obligation. Substantially all of Ambac Credit Product’s credit derivative contracts relate to structured finance transactions. Although Ambac has discontinued the execution of credit enhancement transactions in credit default swap format, Ambac may execute restructuring or hedging transactions for purposes of mitigating losses and/or improving our position relative to existing credit exposures. See “Quantitative and Qualitative Disclosures About Market Risk” located in Part II, Item 7A for further information about credit derivatives.

Through its financial services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. As of December 31, 2009, all total return swaps were terminated and settled and the remaining financial services portfolios are in active runoff.

Financial information concerning our business segments for each of 2009, 2008 and 2007 is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk,” and the consolidated financial statements and the notes thereto, which are in Part II, Items 7, 7A and 8 of this Annual Report on Form 10-K. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

ASC Topic 944, Financial Services—Insurance clarifies how existing guidance applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of claim liabilities (i.e., loss reserves). Ambac adopted the loss reserve provisions of ASC Topic 944 on January 1, 2009. ASC Topic 944 is required to be applied to inforce financial guarantee insurance contracts issued upon adoption as well as new financial guarantee contracts issued in the future.

Under ASC Topic 944, a loss reserve is recorded on the balance sheet for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, (i.e., the expected loss), over (b) the unearned premium reserve (“UPR”) for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve estimate in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

Ambac’s loss reserves are based on management’s on-going review of the non-derivative financial guarantee credit portfolio. Active surveillance of the insured portfolio enables Ambac’s surveillance group to track credit migration of insured obligations from period to period and update internal credit ratings for each transaction. Non-adversely classified credits are assigned a Class I or Survey List (“SL”) risk classification, while adversely classified credits are assigned a risk classification of Class IA through Class V. The criteria for an exposure to be assigned an adversely classified credit includes the deterioration of an issuer’s financial condition, underperformance of the underlying collateral (for collateral dependent transactions such as mortgage-backed securitizations), poor performance by the servicer of the underlying collateral and other adverse economic events or trends. The servicer of the underlying collateral of an insured securitization transaction is a consideration in assessing credit quality because the servicer’s performance can directly impact the performance of the related issue. For example, a servicer of a mortgage-backed securitization that does not remain current in its collection loss mitigation efforts could cause an increase in the delinquency and potential default of the underlying obligation. Similarly, loss severities increase when a servicer does not effectively handle loss mitigation activities such as (i) the advancing of delinquent principal and interest and of default related expenses which are deemed to be recoverable by the servicer, (ii) pursuit of loan charge-offs which maximize cash flows from the mortgage loan pool, and (iii) foreclosure and real estate owned disposition strategies and timelines.

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits (Class IA through V) and (ii) non-adversely classified credits (Class I and SL) which have been downgraded since the transaction’s inception. One of two approaches are then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”), which is comprised of Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has very little exposure ceded to reinsurers. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Credit Risk” for further information and discussion.

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits for which loss reserves have been established at December 31, 2009:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
Defaulted credits	85	$11,346	$1,098
All other credits	130	21,424	2,647

Totals	215	$32,770	$3,745

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to three problematic bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 86% of our ever-to-date claim payments (84% of which relates to RMBS).

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies first-lien mortgage borrowers principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans are typically made to borrowers who have stronger credit histories and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient with regard to credit history or ability to repay these loans. Compared with Alt-A loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes loans backed by borrowers who typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans, such as closed end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on their payments due on these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first-lien loan and any remaining funds are applied to pay off the second-lien. As a result of this subordinate position to the first-lien, second-lien loans carry a significantly higher severity in the event of a loss.

The table below indicates the number of credits, net par outstanding and total loss reserves for those RMBS exposures for which Ambac established reserves at December 31, 2009:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
Second-lien	47	$10,638	$497
Mid-prime	73	8,899	1,897
Sub-prime	23	3,248	325
Other	10	365	92

Totals	153	$23,150	$2,811

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

Second-Lien:

We used a roll-rate methodology to estimate loss reserves for second-lien transactions which observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis and their component pools where they exist. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for 2009 loss estimates:

Prepayment Rates:

Throughout 2008 and 2009, we saw voluntary prepayments decline below levels expected. There are several primary drivers of the trend: negative Housing Price Appreciation (“HPA”), an impaired mortgage market and borrowers’ inability to prepay balances. In our opinion, these factors will not be ameliorated in the foreseeable future and thus we generally project recent trends into the future. This translates into projected prepayment rates in the 2% to 4% range.

Loss Severity:

In 2008, we had established a maximum loss severity of 102%; however, in recent quarters we have seen increases above that level as carrying costs were combined with complete write-offs of outstanding loans. As such we project loss severities to between 100% and 110%. One notable development with regard to several second-lien transactions is that while we heavily discounted the effect of pool insurance in previous quarters, in the third and fourth quarters of 2009, the positive effect of this form of credit support was almost entirely eliminated. This reflects the current unwillingness of mortgage insurers to pay claims under their contracts.

Borrower Default burnout:

Based on our analysis of earlier vintage deals, we project that 2007 deals not already experiencing a material decline in default rates will experience a 25% decline in default rates starting in September 2010. As of December 31, 2009 there were only three 2007 vintage transactions that had not experienced a default. These assumptions are changed from 2008, when we assumed all exposures would experience a 50% decline in default rates beginning in September 2010. We altered the burnout assumptions in 2009 because we observed that burnout in most pre-2007 transactions is either already taking place or is unlikely to take place, whereas selected 2007 transactions are early enough in their life-cycle where burnout in the future is likely.

First-Lien:

The foreclosure and real estate owned (“REO”) categories among certain mid-prime collateral transactions in our portfolio have been building as housing market conditions have deteriorated and the illiquidity in the mortgage markets has become more pronounced. Though decreasing in the past several months, we continue to witness a pattern where loans appear to be skipping traditionally tracked delinquency categories (particularly early-stage delinquency buckets) and instead directly enter the foreclosure and REO categories. There are several possible reasons for this phenomenon, including: (i) poorly underwritten and/or fraudulent loans were bundled in the transactions, (ii) servicer errors, and/or (iii) highly-levered borrowers walking away from negative equity situations. We identify underperforming exposures in this segment of our portfolio by analyzing the trend of late stage delinquencies (90+ day delinquencies, foreclosures, bankruptcies, and REO categories). In addition, we assess the amount of credit support available below our senior position to determine our internal rating.

Prior to the third quarter of 2009, we used a roll-rate approach to estimating loss reserves for the first-lien RMBS exposures. During 2009, Ambac began using a proprietary multi-scenario stochastic (Monte Carlo) cash flow model to estimate these loss reserves. The model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

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

Government programs:

In May 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP), which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer will take a series of steps to adjust the monthly mortgage payment to 31% of a borrower’s total pretax monthly income by one of or a combination of the following means: (i) reducing the interest rate to as low as 2%, (ii) if necessary, extending the loan term to 40 years; and (iii), if necessary, deferring a portion of the principal until the loan is paid off and waiving interest on the deferred amount.

HAMP is applicable to the Ambac wrapped transactions serviced by the 47 servicers that have signed servicer participation agreements to modify loans under HAMP. In July 2009, servicers significantly increased HAMP modification activity with high volumes of loans modified monthly. Based on the current activity of trial plan HAMP offers extended and started, together with the latest indications from government published sources, Ambac’s first-lien model assumed 4% of HAMP-eligible loans will be modified monthly for 12 months (for a total of 48% of HAMP—eligible loans ultimately modified) for Ambac transactions serviced by HAMP participating servicers.

Servicer Intervention:

The model also reflects the steps that Ambac is taking to address suboptimal servicing performance, including transferring servicers where Ambac has the legal right to do so. Additionally, Ambac expects to initiate programs with servicers that will provide for loan modifications, improved liquidation timelines, and short sales. Ambac believes these programs will result in reduced insured losses over time. The model reflects the assumption that these factors will be applied to all applicable transactions starting in October 2010. An “applicable transaction” means those where Ambac has stronger rights to influence servicing procedures—primarily transactions where Ambac guarantees the entire transaction (“full wraps”) or when Ambac guarantees the entire “senior” portion of the transaction.

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. These transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor performance include (i) increased levels of early payment defaults, (ii) the significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) the rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available. To effect a repurchase, depending on the transaction, the sponsor is contractually required to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss. Notwithstanding the material breaches of representations and warranties, Ambac has continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”) and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known.

During 2009, eight additional transactions were added to the population of estimated subrogation recoveries, two utilizing random samples and four utilizing adverse samples.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through regular trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s repurchase obligation under the random sample approach. Third, a realization factor was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery, which incorporates our views about the uncertainties surrounding the settlement negotiation and litigation processes. The realization factor was developed from a range of realization factors using our own assumptions about the likelihood of outcomes based on all the information available to us including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied to the undiscounted subrogation recovery to compute the estimated subrogation recovery using the assumptions discussed in the paragraph subsequent to the next table below.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given our limitations in developing a statistically valid random sample and our belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), we did not attempt to develop probability-weighted alternative cash flow scenarios as we believe such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraph, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At December 31, 2009, the adverse sample approach continues to be used for ten transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where our access to individual loan files has not been limited and we, therefore, have been able to develop a statistically valid representative sample.

(ii)

The adverse sample approach is only based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to us in estimating such principal balances at the time of liquidation or charge-off, the original principal balance must be used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach we did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only 40% of the impaired population of loans, only 4% of the original number of loans in the pool and the breach rate in the sample was pervasive. In other words, because the adverse sample size represents only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, we believe there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans we already identified that might be successfully challenged in negotiations or litigation.

During the latter half of 2009, Ambac expanded its use of the random sample approach for estimating the amount of subrogation recoveries to include all transactions where a statistically valid random sample of loan files was available. Given the scale of the losses in the RMBS portfolio, and the evidence of pervasive breaches, Ambac believes limiting remediation credit to the loan amounts where actual breaches have been discovered (i.e. the adverse sample approach) is inconsistent with its gross claim projection methodology and understates the amount Ambac is expected to recover from sponsors. As a result, the number of transactions where random samples were extrapolated to estimate the amount of the subrogation recovery increased from one as of December 31, 2008 to nine as of December 31, 2009. The adverse sample approach continues to be used only on transactions insured for one sponsor who has limited our access to the underlying loan files and therefore a statistically valid random sample from the entire loan pool cannot be selected.

Ambac has updated its estimated subrogation recoveries from $859.5 million at December 31, 2008 to $2,026.3 million at December 31, 2009. The balance of subrogation recoveries and the related claim liabilities at December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009						December 31, 2008
Method	Count		Claim liability	Subrogation recoveries(1)	Claim liability, net of subrogation recoveries	Method	Count	Claim liability	Subrogation recoveries(1)	Claim liability, net of subrogation recoveries
($ in millions)
Adverse samples	10	(2)	$749.4	$(450.2)	$299.2	Adverse samples	10	$1,313.2	$(637.3)	$675.9
Random samples	9	(3)	931.5	(1,576.1)	(644.6)	Random samples	1	241.5	(222.2)	19.3
Totals	19		$1,680.9	$(2,026.3)	$(345.4)	Totals	11	$1,554.7	$(859.5)	$695.2

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,026.3 million of subrogation recoveries recorded at December 31, 2009, $1,913.3 million was included in “Subrogation recoverable” and $113.0 million was included in “Loss and loss expense reserves.”
(2)	Of these 10 transactions, 7 contractually require the sponsor to repurchase loans at the unpaid principal balance and 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

(3)	Of these 9 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 6 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac’s past experience with similar mortgage loan disputes is that it takes approximately three years from the identification of loans with material breaches to resolution with the sponsor. Using this experience as a basis for projecting the future subrogation cash flows, we assumed recovery in 2011 for eleven transactions and 2012 for the eight added in 2009, discounted at a risk-free rate of 1.88%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and two first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of six sponsors represent the nineteen transactions which have been reviewed as of December 31, 2009. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of subrogation recovery for the period December 31, 2008 through December 31, 2009:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Subrogation recovery at December 31, 2008	$222.2	1	$637.3	10
Additional transactions reviewed	250.1	3	62.0	5
Loans repurchased by the sponsor	—	n/a	(41.7)	n/a
Changes in methodology and other changes(1)	1,103.8	5	(207.4)	(5)
Subrogation recovery at December 31, 2009	$1,576.1	9	$450.2	10

(1)	Includes (i) changes resulting from applying the random sample approach to transactions where the adverse sample approach was previously used, (ii) the impact on subrogation recovery from changes in reserves estimates and (iii) additional loan files reviewed for transactions where the adverse sample approach is used.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. As noted in Item 1 “Recent Developments”, all RMBS policies were allocated to the Segregated account and as such, the foregoing discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate the above risk management practices relating to representation and warranty breaches by RMBS transaction sponsors.

Reasonably Possible Additional Losses:

It is possible that our loss estimate assumptions for the securities discussed above could be materially under-estimated as a result of continued deterioration in housing prices, the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market. In other words, we believe that it is possible that the loss pattern for transactions for second-lien and mid-prime RMBS could be more severe and prolonged than estimated. Additionally, our actual remediation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

For second-lien mortgage credits for which we have an estimate of expected loss at December 31, 2009, the reasonably possible increase in loss reserves could be approximately $586 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary constant prepayment rate decreases by 1 to 2 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases 0.25% to 2% (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 2 to 4 percent. The first-lien mortgage credits for which we have an estimate of expected losses at December 31, 2009 have a reasonably possible increase in loss reserves of approximately $533 million. The reasonably possible scenario for first lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

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

Student Loans:

It is reasonably possible that loss estimates for Student Loans may increase as a result of increased interest rates as well as increased default rates and loss severities on private student loan collateral. It is expected that a number of student loan transactions will be restructured either with the use of the Department of Education’s asset backed commercial paper conduit program or through the capital markets. If a transaction is unable to be restructured, it is reasonably possible that loss estimates will increase. Such restructurings could be prevented due to adverse developments in the capital markets or an inability of the issuer to redeem auction rate securities at a discount.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. Ambac’s financial instruments are reported on the Consolidated Balance Sheets at fair value, and those subject to valuation estimates include investments in fixed income securities, loans and long-term debt related to VIEs consolidated in accordance with ASC Topic 810, and derivatives comprising credit default, interest rate and currency swap transactions in accordance with ASC Topic 815.

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 58% of our assets and approximately 31% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruption makes valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value. Refer to Note 16 to the Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 3 fair value category.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments—Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 16 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1 of ASC Topic 320. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities. Beginning with the quarter ended June 30, 2009, if management assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before the anticipated recovery of its amortized cost basis less any current period credit loss, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the impairment is separated into the amount related to the credit loss, which is recognized in earnings, and the amount related to all other factors, which is recognized in other comprehensive income. To determine whether a credit loss has occurred, management considers certain factors, including the length of time and extent to which the fair value of the security has been less than its amortized cost and downgrades of the security’s credit rating. If such factors indicate that a potential credit loss exists, then management will compare the present value of estimated cash flows from the security to the amortized cost basis to assess whether the entire amortized cost basis will be recovered. When it is determined that the entire amortized cost basis will not be recovered, a credit impairment charge is recorded in earnings in the amount of the difference between the present value of cash flows and the amortized cost at the balance sheet date, with the amortized cost basis of the impaired security written-down to the present value of cash flows. Ambac uses the single most likely cash flow scenario in the assessment and measurement of credit impairments. Estimated cash flows are discounted at the effective interest rate implicit in the security at the date of acquisition or upon last impairment. For floating rate securities, estimated cash flows are projected using the relevant index rate forward curve and the discount rate is adjusted for changes in that curve since the date of acquisition or last impairment. Prior to April 1, 2009, if a decline in the fair value of an available-for-sale security was judged to be other-than-temporary a charge was recorded in net realized losses equal to the full amount of the difference between the fair value and amortized cost basis of the security. For fixed income securities, the Company accretes the new cost basis to par or to the estimated future cash flows over the expected remaining life of the security by adjusting the security’s yield.

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

Loans and Long-term Debt:

Ambac has elected to carry certain loans receivable and long-term debt of variable interest entities that were consolidated in accordance with ASC Topic 810 at fair value. These consolidated VIEs relate to securitization transactions in which Ambac Assurance provides financial guarantees on the assets and/or debt obligations. The fair values of VIE debt instruments are based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on estimates of the fair values of financial assets available to fund the debt service, including amounts due under financial guarantee policies provided by Ambac Assurance. The fair values of VIE loans receivable are estimated based upon internal valuation models that consider the quoted fair values of the debt instruments collateralized by the loans less the estimated fair value of other collateral, derivatives held by the VIE and credit enhancements including financial guarantees provided by Ambac Assurance.

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

As described in Note 16 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered significant credit downgrades. Ambac’s 19 CDO of ABS transactions all carry a below investment grade internal rating and had an average tenor of 25.3 years at December 31, 2009. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 36% at transaction inception to 96% as of December 31, 2009. In addition to the CDO of ABS transactions, four other credit derivative transactions have been downgraded to below investment grade as of December 31, 2009, resulting in an average relative change ratio of 66%. Other asset types within the CDS portfolio have experienced only moderate downgrades from inception through December 31, 2009 and as such changes to the relative change ratio have not been significant. Excluding CDO of ABS and the additional below investment grade credits described above, downgrades have occurred in CDS transactions representing approximately 76% of par outstanding. The average rating for these transactions was A+ as of December 31, 2009.

Ambac’s credit derivative valuation model, like any financial model, has certain strengths and weaknesses. We believe our model’s primary strength is that it maximizes the use of market-driven inputs, and, most importantly, its use of market-based fair values of the underlying reference obligations and discount rate utilized. Ambac employs a three-level hierarchy for obtaining reference obligation fair values used in the model as follows: (i) broker quotes on the reference obligation, (ii) broker quotes on a subordinate obligation within the same capital structure as the reference obligation and (iii) proxy spreads from similarly structured deals or other market proxies. We believe using this type of approach is preferable to other models, which may emphasize modeled expected losses or which rely more heavily on the use of market indices that may not be reflective of the underlying reference obligation. Another strength is that our model is relatively easy to understand, which increases its transparency.

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. Additionally, valuation trends are reviewed by senior finance and surveillance personnel for consistency with market trends and the results of competitors and other institutions that carry similar financial exposures. For the period ended December 31, 2009, no adjustments were made to the broker quotes we received. Another potential weakness is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values, particularly with the current dislocation in the credit markets.

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

Federal Income Tax Legislation

During the fourth quarter of 2009, Congress enacted The Worker, Homeownership, and Business Assistance Act of 2009, which, among other measures, allows businesses to carryback net operating losses from 2008 and 2009 to profits from the past five years. Under prior law, the losses were limited to a two year carryback. As a result of this recently enacted legislation, Ambac realized a $443.9 million tax refund, which was received in February 2010.

RESIDENTIAL MORTGAGE-BACKED SECURITIES EXPOSURE

General economic conditions, including any effects, positive or negative, of the recently enacted Federal stimulus programs which provide aid to state and local governments as well as to certain homeowners, may continue to affect all financial institutions, including Ambac. Currently, the only Federal program that Ambac considers in determining its loss reserve levels is the Home Affordable Modification Program (HAMP). Announced in March 2009, HAMP is expected to help 3 to 4 million at-risk, qualified homeowners avoid foreclosure by modifying the terms of existing loans to reduce monthly mortgage payments to an affordable level. Lenders find loan modifications helpful because it is less expensive for them to modify certain loans than foreclose on the property. The program is expected to end in December 2012.

RMBS portfolio exposures included in financial guarantee insurance portfolio

Structured Finance includes exposure to sub-prime and mid-prime residential mortgage-backed securities. Ambac has exposure to the U.S. mortgage market through direct guarantees in the mortgage-backed securities (“MBS”) portfolio. Ambac insures tranches issued in RMBS, including transactions that contain risks to first and second-liens. Ambac generally insures the most senior tranche of the RMBS, from a given loss attachment point to the top of the capital structure. The insured RMBS in the BBB portion of the table below are all relatively large senior tranches that reside at the top of the capital structure. Because of their size and position in the capital structure, these tranches generally produce lower levels of loss severity, upon collateral default, than BBB-rated mezzanine tranches with similar collateral.

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At December 31, 2009 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$160.4	$779.3	$9.7
2002	230.8	734.7	86.2
2003	50.1	1,124.4	620.9
2004	1,726.3	575.6	994.2
2005	1,615.2	1,225.1	3,183.5
2006	4,333.0	913.7	2,809.9
2007	4,691.8	586.6	4,039.1

Total	$12,807.6	$5,939.4	$11,743.5

% of Total MBS Portfolio	35.8%	16.6%	32.8%

	Percent of Related RMBS Transactions’ Net Par At December 31, 2009
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime (1)
AAA	0%	5%	4%
AA	<0.1%	4%	5%
A	3%	10%	6%
BBB(3)	7%	6%	2%
Below investment grade(3)	90%	75%	83%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2009, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 25 transactions which are not “pay-as-you-go,” with a combined notional of approximately $2.6 billion and a net liability fair value of $53 million as of December 31, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

•

None of our outstanding credit derivative transactions include contractual ratings based collateral posting triggers or otherwise require Ambac to post collateral, regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Ambac’s RMBS exposure embedded in CDOs relates primarily to the asset class commonly referred to as CDO of asset backed securities or CDO of ABS. CDO of ABS transactions are typically comprised of underlying RMBS collateral which contain a mix of sub-prime, mid prime and prime mortgages. These transactions may also contain components of other CDO exposure. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS Securities (inner CDOs). CDO squared transactions are considered higher risk and required a more significant level of subordination at inception to achieve equivalent credit ratings (as compared to high-grade transactions) because of the lower credit quality of the underlying collateral pool. Ambac established a minimum rating requirement for participation in these transactions to be a triple-A rating from one or more of the major rating agencies. The existing transactions were executed at subordination levels that were in excess of an initial rating agency triple-A attachment point (i.e. the level of subordination that was initially required to achieve such rating). Please refer to Item 1 “Recent Developments—Outline of Proposed Settlement Agreement” for a description of the Proposed Settlement with respect to certain CDO-related obligations.

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of December 31, 2009:

Business Mix by Net Par	Net Par	Percentage
($ in billions)
High yield Corporate (CLO)	$21.2	48%
CDO of ABS > 25% MBS	16.7	38
CDO of ABS < 25% MBS	2.6	6
Market value CDOs	1.6	4
Other	2.0	4

Total	$44.1	100%

Ambac Ratings by Net Par(1)	Net Par	Percentage
($ in billions)
AAA	$4.2	9%
AA	17.0	39
A	3.8	9
BBB	1.8	4
Below investment grade	17.3	39%

Total	$44.1	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of December 31, 2009:

Ambac Rating(1)	CDO of ABS	CLO	Other	Total
AAA	—%	13%	46%	15%
AA	—	63	33	32
A	—	17	9	9
BBB	—	5	11	4
Below investment grade	100	2	1	40

Total	100%	100%	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of December 31, 2009, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS by vintage year and provides the estimated internal credit ratings, as well as the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure

		Collateral as % of Deals							Current Subordination	Original Subordination
Year Insured	Net Par Outstanding ($ in millions)	Sub- prime RMBS(1)	Other RMBS(2)	ABS CDO High- grade	ABS CDO Mezzanine	CDO Other(3)	Other ABS(3)	Total	Range Below Ambac(4)	Range Below Ambac(5)
CDO of ABS:
2005	$5,652	51%	28%	2%	4%	11%	4%	100%	16-29%	14-22%
2006	8,491	44%	29%	6%	12%	7%	2%	100%	15-29%	14-28%
2007	2,510	49%	22%	1%	18%	2%	8%	100%	15-35%	15-35%

	16,653
CDO of CDO:
2005	65	6%	<1%	20%	30%	44%	—	100%	62%	50%

	65

	$16,718

(1)	“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(2)	“Other MBS”—Generally, transactions were categorized as Other MBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other MBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(3)	“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.
(4)	Represents current subordination levels obtained from CDO trustee reports and, where applicable, first loss reinsurance purchased on the Ambac-insured tranche. Current subordination percentages represent the current outstanding notional par amount of subordinate bonds divided by the total outstanding notional par amount of all the bonds, excluding accreted interest on Payment-In-Kind bonds, in the CDO capital structures. Included in this total are subordinate bonds that may have been downgraded as a result of significant credit deterioration, but which remain outstanding as they continue to have a legal claim to the underlying collateral for any unpaid interest or principal until such collateral pays down or is liquidated in total. Additionally, if certain triggering events occur as a result of credit deterioration of the underlying collateral, cash flows from the underlying collateral are often diverted from the subordinate bonds to the senior bonds referred in the above transactions. As a result, current subordination levels may be higher than original subordination levels for any such transactions including those that have experienced significant credit deterioration. As such, Ambac believes that current subordination levels should be viewed in conjunction with Ambac’s current rating in the table below to assess credit quality of the above transactions.
(5)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS and provides the external ratings of the underlying collateral. All CDOs of ABS exposures were executed at an initial credit rating (both Ambac and at least one major rating agency) of triple-A. These exposures are now internally rated at Below Investment Grade.

Ratings of Underlying Collateral of CDO

of ABS >25% RMBS Exposure(1)(2)(3)

Year Insured	Net Par Outstanding ($ in millions)	AAA	AA	A	BBB	BIG
CDO of ABS:
2005	$5,652	4%	13%	11%	8%	64%
2006	8,491	2%	7%	7%	6%	78%
2007	2,510	1%	1%	2%	2%	95%

	16,653
CDO of CDO:
2005	65	0%	0%	0%	1%	99%

	65

	$16,718

(1)	The ratings set forth above are as of December 31, 2009, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.

(2)	Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from either Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.
(3)	Percentages may not total 100% due to rounding and deminimis amounts of subprime collateral not rated by the Ratings Agencies.

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

RESULTS OF OPERATIONS

Effective January 1, 2009, Ambac adopted new accounting guidance which amended the accounting for financial guarantee insurance contracts. The new guidance clarifies the accounting for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. As a result, a cumulative effect adjustment of $381.7 million was recorded to reduce the opening balance of retained earnings at January 1, 2009. Refer to Note 2 of the Consolidated Financial Statements in this Form 10-K for further discussion of the cumulative effect of adopting the standard. Accordingly, the Financial Guarantee segment results for net premiums earned, loss and loss expenses and underwriting and operating expenses are not comparable from 2007 and 2008 to 2009.

Ambac’s diluted loss was $(15) million or $(0.05) per diluted share, ($5,609 million) or ($22.31) per share, and ($3,248 million) or ($31.56) per share for 2009, 2008 and 2007, respectively. The financial results for 2009, 2008 and 2007 were impacted directly and indirectly by exposure to residential mortgages and other financial market disruption-related losses. Ambac has experienced significant losses within its financial guarantee business (both insurance policies and credit derivatives transactions) which, beginning 2008, led to rating downgrades of Ambac Assurance by the independent rating agencies. These rating downgrades have contributed to Ambac’s inability to generate meaningful amounts of new financial guarantee business beginning in late 2007. Also as a result of these downgrades, most of Ambac’s financial services counterparties exercised their contractual rights to either terminate contracts and/or obtain additional collateral from Ambac. Terminations of many interest rate, currency and total return swaps have also resulted in losses to Ambac. The required increase in collateral provided by Ambac caused a rebalancing of the investment portfolio, mostly through transactions between the investment agreement business and Ambac Assurance. Additionally, the financial guarantee losses along with financial services terminations and collateral requirements have resulted in partial liquidation of the investment portfolio, adversely impacting investment income. In limited circumstances, Ambac was able to negotiate terminations of investment agreement contracts at a discount to its liability, recognizing realized gains. The investment portfolio has suffered other-than-temporary impairment losses, especially among residential mortgage backed securities, due to both credit impairments and management’s intent to sell securities which have fair values below their original cost basis.

The 2009 financial results compared to 2008 were positively affected by (i) changes in the fair value of credit derivatives ($3.8 billion gain in 2009 as compared to a $4.0 billion loss in 2008); (ii) lower underwriting and operating expenses; (iii) higher realized gains; and (iv) lower interest expense on investment and payment agreements, partially offset by (i) higher loss and loss expenses; (ii) higher other-than-temporary impairments charges in the investment portfolio; (iii) lower net premiums earned; (iv) lower Financial Services revenues; and (v) a higher provision for income taxes.

The 2008 financial results compared to 2007 were negatively impacted by (i) a higher provision for loss and loss expenses; (ii) higher other than temporary impairment charges in the investment portfolio; (iii) lower

Financial Services investment income; (iv) losses in derivative products revenue; (v) higher losses on total return swaps; (vi) higher Financial Guarantee underwriting and operating expenses; and (vii) higher Corporate operating and interest expense, partially offset by (i) lower losses in the net change in fair value of credit derivative exposures; (ii) higher net premiums earned, (iii) higher Financial Guarantee net investment income; and (iv) lower interest on investment and payment agreement expenses. Per share losses were reduced in 2008 compared to 2007 as a result of the issuance of 171.1 million shares in the first quarter of 2008 which increased weighted average shares outstanding during the year.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for 2009, 2008 and 2007 and its financial condition as of December 31, 2009 and 2008. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

In 2009, Ambac continued its efforts to reduce counterparty credit risk to certain reinsurers and RMBS credit risk embedded within CDO of ABS transactions that were guaranteed by Ambac. As discussed in Note 1 to the Financial Statements in Item 8 in this Form 10-K, Ambac Assurance has entered into a non-binding Proposed Settlement with respect to certain CDO-related obligations on March 24, 2010.

Ambac terminated all reinsurance contracts with RAM Reinsurance Limited, Swiss Reinsurance Company, Assured Guaranty Municipal Corporation (formerly known as Financial Security Assurance Inc.), Financial Guaranty Insurance Company and all but one reinsurance contract with each of Radian Asset Assurance Inc. and MBIA Insurance Corporation. The terminations reflect a net recapture of approximately $22.3 billion of par. The economic result is net settlement payments to Ambac of $546 million, of which $541 million had been settled by December 31, 2009. In connection with the terminations, Ambac recorded net gains of approximately $321.4 million in the Consolidated Statement of Operations during the year ended December 31, 2009 ($296.2 million recorded in other income).

During 2009, Ambac (i) commuted eight collateralized debt obligation of asset-backed securities (“CDO of ABS”) exposures with multiple counterparties and (ii) reduced a significant portion of exposure under a CDO of ABS transaction. These transactions resulted in the reduction of exposure by approximately $8,619.8 million and combined cash payments by Ambac of approximately $1,380.6 million, which is reflected in changes in the fair value of credit derivatives—realized losses and gains and other settlements. As described further under Item 1—Business—Recent Developments, on March 24, 2010, Ambac reached a non-binding agreement with the counterparties to certain outstanding credit default swaps that outlines settlement terms for all remaining CDO of ABS exposure and exposures under certain other credit default swaps. Indications of the fair value of the subject credit default swaps obtained from the Proposed Settlement negotiation process has been incorporated into our estimates of fair value as of December 31, 2009. Included in derivative liabilities at December 31, 2009 are liabilities of $2,473.7 million, representing the fair value of credit derivative contracts that are subject to the Proposed Settlement. The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed. In addition, the terms of the Proposed Settlement, as negotiated to date, may change, or the transactions contemplated by the Proposed Settlement may not be consummated at all. If the Proposed Settlement is completed within the terms previously described, an additional loss of $415.9 million would be recorded in 2010, as that portion of the settlement amount relates to changes in fair value that occurred during 2010.

Net Premiums Earned. Net premiums earned during 2009 were $797.4 million, a decrease of 22% from $1,022.8 million in 2008. With the implementation of the new financial guarantee insurance guidance premium amounts reported in 2009 are not comparable to amounts that were reported in previous years. Net premiums earned include accelerated premiums, which result from refundings, calls and other accelerations. When an issue insured by Ambac Assurance has been retired, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date, either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies to have not been legally extinguished and thus premium revenue recognition has not been accelerated. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

($ in millions)	2009	2008	2007
Public Finance	$195.9	$203.8	$234.9
Structured Finance	220.5	261.0	291.7
International Finance	171.1	176.2	185.9

Total normal premiums earned	587.5	641.0	712.5
Accelerated earnings	209.9	381.8	129.0

Total net premiums earned	$797.4	$1,022.8	$841.5

The following table provides a breakdown of accelerated earnings:

($ in millions)	2009	2008	2007
Public Finance	$124.8	$343.5	$106.2
Structured Finance	27.7	31.3	9.8
International Finance	57.4	3.1	13.0
Reinsurance cancellations	—	3.9	—

Total accelerated earnings	$209.9	$381.8	$129.0

Normal net premiums earned for 2009 were negatively impacted by (i) limited new business written since November 2007, and none in 2009; (ii) the high level of public finance refunding activity during 2008 and 2009; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to the reinsurance cancellations that were executed during 2008 and 2009.

Net Investment Income. Net investment income in 2009 was $493.5 million, flat from $494.1 million in 2008. The comparatively lower invested asset base in 2009 was offset by a higher average yield on the portfolio. The lower invested asset base was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions, RMBS claim payments and to provide loans to the financial services businesses, partially offset by $1.3 billion in funds received via the capital raise in March 2008, $800 million from the issuance of Ambac Assurance preferred stock in December 2008 and January 2009, and cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. Compared to 2008, the average portfolio mix has shifted away from tax-exempt municipals toward taxable securities, primarily floating rate RMBS securities purchased from the investment agreement business, Ambac insured securities purchased in the open market and corporate bonds. The average yield in 2009 was higher primarily as a result of accretion of bond discounts on Ambac insured securities and RMBS securities previously written-down to fair value in connection with earlier period other-than-temporary impairments. Floating rate taxable and short-term securities in the portfolio have been adversely impacted in 2009 by the low interest rate environment. Please see “Liquidity and Capital Resources” for more information.

Net investment income in 2008 increased 6% from $465.0 million in 2007. The increase was primarily attributable to the growth of the investment portfolio resulting from the ongoing collection of installment paying financial guarantee premiums and fees, coupon receipts on invested assets, and the impact from $1.3 billion of capital contributed by Ambac Financial Group. Also impacting growth was the consolidation of a variable interest entity under FIN 46R resulting in increases to net investment income of $13.9 million (primarily offset in the Statements of Operations by line item “Interest Expense on Variable Interest Notes”). Operating cash flows have been adversely impacted by the lack of new financial guarantee business written and net insurance loss and CDS commutation payments of $2,421 million in 2008. Additionally, investment income was adversely impacted by loans from Ambac Assurance to Ambac’s financial services business subsidiaries in the fourth quarter of 2008.

Other-Than-Temporary Impairment Losses. Ambac adopted new accounting guidance related to other-than-temporary impairment losses effective April 1, 2009. Under the new guidance, beginning April 1, 2009, other-than-temporary impairment losses recorded in the statement of operations exclude non-credit related impairment amounts on securities that are credit impaired to the extent management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis less any current period credit impairment. Such non-credit related impairment amounts are recorded in other comprehensive income on the balance sheet. Alternatively, the non-credit related impairment would be recorded in other-than-temporary impairment losses in the statement of operations if management does intend to sell the securities or it is more likely than not the company will be required to sell before recovery of amortized cost less any current period credit impairment. Prior to the adoption of the new other-than-temporary impairment guidance, the full impairment amount of a security (i.e., the difference between the amortized cost of a security and its fair value) found to be other-than-temporarily impaired would be written-down to fair value through earnings, including securities that were credit impaired even if management had the intent and ability to hold them to maturity.

Charges for other-than-temporary impairment losses were $1,570.7 million and $70.9 million for 2009 and 2008, respectively. There were no other-than-temporary impairment write-downs in 2007. Other-than-temporary impairments for 2009 primarily reflect charges to write-down the amortized cost basis of tax-exempt municipal bonds and residential mortgage-backed securities to fair value as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, other-than-temporary impairment charges to earnings in 2009 included $98.7 million in credit losses on securities guaranteed by Ambac Assurance. As further described in Item 1. Business – Recent Developments, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of December 31, 2009. Except for Ambac insured securities, all securities that contain expected credit losses have been identified for sale by management. Accordingly, other-than-temporary impairment charges included in earnings represent the amount to write-down the amortized cost of such securities to fair value.

Net Realized Investment Gains. Net realized investment gains were $131.7 million, $79.9 million and $9.9 million in 2009, 2008 and 2007, respectively. Net gains in 2009 arose from sales of securities in connection with the portfolio repositioning and to meet general liquidity needs as described above. Realized gains in 2009 included $90.5 million related to sales of RMBS securities that previously experienced other-than-temporary write-downs due to management’s intent to sell. Net realized gains in 2008 resulted from sales of securities, proceeds of which were used primarily to fund credit derivative settlement payments and to provide liquidity support to the financial services businesses.

Change in Fair Value of Credit Derivatives. The net change in fair value of credit derivatives was $3,812.9 million, ($4,031.1) million and ($5,928.0) million in 2009, 2008 and 2007, respectively. The net gain on change in fair value of credit derivatives during 2009 is primarily the result of: (i) the effect of significant widening of Ambac Assurance credit default swap spreads which caused a $6,759.1 million benefit during the year, (ii) amortization of exposure in the portfolio and (iii) increases in reference obligation pricing in asset classes other than CDO of ABS; partially offset by rating downgrades and declines in reference obligation values related to CDO of ABS transactions. The net loss on change in fair value of credit derivatives of $4,031.1 million during 2008 is primarily the result of (i) declining market values on underlying reference obligations and (ii) internal ratings downgrades on CDO of ABS transactions, partially offset by (i) the effect of incorporating Ambac Assurance credit default swap spreads into the measurement of fair value of credit derivative liabilities and (ii) longer estimates of the weighted average lives of most CDO of ABS transactions at December 31, 2008 compared to December 31, 2007. The 2008 loss is net of a $10,793.9 million benefit from incorporating the risk of Ambac’s own non-performance into the fair value of credit derivatives throughout the year. The 2008 adjustment reflects the adoption of new accounting guidance that was effective January 1, 2008 as well as additional Ambac credit spread widening during 2008. Prior to January 1, 2008, the fair value of credit derivatives did not incorporate a measure of the Ambac’s own credit risk. The 2007 loss from the change in fair value of credit derivatives resulted primarily from lower quoted values on reference obligations and internal rating downgrades within CDO of ABS credit derivative portfolio, with the effects of both prices and downgrades most prevalent in three CDO-squared transactions. See Note 16 to the Consolidated Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Realized gains (losses) and other settlements on credit derivative contracts were (1,379.7) million, ($1,794.4) million and $76.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Net realized losses in 2009 included loss and settlement payments of $1,428.4 million. Realized losses in 2008 were primarily due to losses and settlements paid of $1,857.2 million in 2008, compared to none in 2007. In 2008, Ambac settled five CDO of ABS exposures in exchange for immediate cash payments by Ambac Assurance of $1,850.0 million.

Unrealized gains (losses) on credit derivative contracts were $5,192.7 million, ($2,236.7) million and ($6,004.4) million, for 2009, 2008 and 2007, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of realized losses in connection with CDO of ABS exposure loss and settlement payments of $1,428.4 million and $1,857.2 million in 2009 and 2008, respectively.

As with financial guarantee insurance policies, which are excluded from fair value accounting under the derivative accounting guidance literature, Ambac performs ongoing surveillance of credit derivatives. Similar to financial guarantee insurance policies, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. Differences between the credit derivative liability at fair value as reported and the estimated credit impairment value arise primarily from the use of different discount rates under the two measures and potential differences in assumptions about future cash flows by management versus other market participants. Credit impairment values are estimated using a discount rate of 5.1% while fair value amounts incorporate credit spreads of both the reference obligation and of Ambac. For credit derivative exposures included on management’s adversely classified list for the year ended December 31, 2009, the gain from the change in fair value of credit derivatives was $2,108.4 million. For these same credits, the increases to the estimated credit impairment for the year ended December 31, 2009 were $2,725.7 million. The increased credit impairment was driven by further deterioration of the underlying collateral, partially offset by lower forward LIBOR rates in the projection of interest shortfalls on the reference obligations and the effects of higher discount rates used to determine the estimated credit impairment. The discount rates used were 5.1% and 4.5% at December 31, 2009 and 2008, respectively. Such rates reflect the rate prescribed by the Wisconsin OCI as of December 31, 2009 and the average yield of the financial guarantee investment portfolio as of December 31, 2009 was 6.45%. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for these credit derivative transactions is $2,399.7 million as of December 31, 2009. Estimated credit impairments on these transactions of $4,208.2 million as of December 31, 2009 represents management’s expectation of claim payments on these exposures that Ambac will have to make in the future.

Other Income. Other income in 2009 was $418.3 million, as compared to $8.5 million and $10.7 million in 2008 and 2007, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, reinsurance settlement gains (losses), gains (losses) on consolidation of variable interest entities and changes in fair value of consolidated VIEs’ assets and liabilities and Ambac’s equity investment in Qualifying Special Purpose Entities (“QSPEs”). Other income for 2009 primarily resulted from (i) the termination of reinsurance contracts, resulting in net gains of $296.2 million; (ii) the impact of the movement in the British Pound to US Dollar exchange rate upon premium receivables, resulting in a gain of $81.9 million, and (iii) gains from consolidated variable interest entities of $7.4 million. The decrease for the year ended December 31, 2008 compared to 2007 is primarily due to the impact of movements in the Euro to US Dollar exchange rate upon the company’s Euro cash account.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. Loss and loss expenses in 2009 were $2,815.3 million, $2,227.6 million in 2008 and $256.1 million in 2007. Losses and loss expenses in 2009 were heavily concentrated in the RMBS insurance portfolio. Continued deterioration in the performance of the underlying RMBS loans was observed, most prominently in the first lien product (negative amortization and interest-only loans) and second lien product (closed end second liens and home equity lines of credit). The non-RMBS losses and loss expenses are highly concentrated in a handful of asset-backed securitizations, several student loan deals and one municipal transportation transaction. As a result of the adoption of the new accounting guidance related to financial guarantee contracts, losses and loss expenses are not comparable from 2008 to 2009. Ambac is required to recognize a loss reserve for the excess of: (a) the present value of expected net cash outflows to be paid under the insurance contract (expected loss), over (b) the unearned premium revenue for that contract. To the extent (a) is less than (b), no loss reserve will be recorded. Changes to the loss reserve estimate in subsequent periods will be recorded as a loss expense in the income statement. Prior to the adoption of the new financial guarantee insurance accounting guidance, Ambac utilized a discount rate of 4.5% to estimate the present value of future loss payments. As of December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, Ambac utilized discount rates of 2.91%, 2.48%, 2.16% and 1.72%, respectively, to estimate the present value of future loss payments. Additionally, Ambac will no longer characterize loss reserves as active credit reserves and case reserves as the new financial guarantee insurance accounting guidance does not distinguish between reserves for transactions that have defaulted and those established for probable and estimable losses due to credit deterioration on insured transactions that have not yet defaulted.

The increased loss provision in 2008 was primarily the result of increases related to the residential mortgage-backed security sector. The 2007 increase was the result of increases for domestic transportation and residential mortgage-backed security sectors, partially offset by a reduction in the remaining Public Finance portfolio due to improved financial conditions.

The following table summarizes the changes in the total net loss reserves for 2009 and 2008:

($ in millions)	December 31, 2009	December 31, 2008
Beginning balance of net loss reserves	$2,469.2 (1)	$473.3
Provision for losses and loss expenses	2,810.8	2,227.6
Losses paid	(1,734.3)	(638.2)
Recoveries of losses paid from reinsurers	203.6	55.4
Other recoveries, net of reinsurance	72.2	11.7
Intercompany elimination of VIEs(2)	(44.2)	—

Ending balance of net loss reserves	$3,777.3	$2,129.8

(1)	Net loss reserves, December 31, 2008	$2,129.8
	Impact of adoption of ASC Topic 944	339.4

	Net loss reserve, January 1, 2009	$2,469.2

(2)	Represents the elimination of intercompany loss reserves relating to variable interest entities consolidated in accordance with relevant consolidation accounting guidance.

The losses and loss expense reserves as of December 31, 2009 and December 31, 2008 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,026.3 million and $859.5 million, respectively.

See “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis and to Note 3 of the Notes to Consolidated Financial Statements located in Part II, Item 8 for further background information on the change in estimated recoveries.

The following tables provide details of net losses paid, net of recoveries received for the years ended December 31, 2009, 2008 and 2007:

($ in millions)	2009	2008	2007
Net losses paid (recovered):
Public Finance	$29.7	$3.4	$(6.5)
Structured Finance	1,276.0	567.6	7.6
International Finance	152.8	—	(3.3)

Total	$1,458.5	$571.0	$(2.2)

At December 31, 2009, expected future claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,055.9 million. Related future expected payments are $1,158.1 million, ($1,170.5) million, $135.2 million, $253.0 million and $169.2 million for 2010, 2011, 2012, 2013 and 2014, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries of $2,098.4 million, ($1,844.9 million and $253.5 million in 2011 and 2012, respectively).

Please refer to the “Critical Accounting Estimates—Financial Guarantee Insurance Losses and Loss Expenses” section of this Management’s Discussion and Analysis and to Note 6 of the Consolidated Financial Statements located in Part II, Item 8 for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses of $175.8 million in 2009 decreased by 19% from $216.1 million in 2008. Underwriting and operating expenses in 2008 increased 55% from $139.3 million in 2007. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions received. Ambac adopted the new accounting guidance related to financial guarantee contracts on January 1, 2009, which is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future.

Underwriting and operating expenses in 2009 were 19% lower than 2008 primarily due to lower compensation expenses, consulting costs and premium taxes, partially offset by higher legal fees. Premium taxes in 2009 were impacted by the adoption of the new accounting guidance related to financial guarantee contracts and were lower due to reductions in estimated future installment premiums. The decrease in gross underwriting and operating expenses in 2008 versus 2007 was mainly a result of lower compensation expense, primarily from lower stock compensation, prior year bonus accrual reversal and lower premium taxes, partially offset by higher consulting and legal expenses. Compensation expenses in 2009, 2008 and 2007 were $94.5 million, $114.0 million and $144.2 million, respectively.

Financial Services

Through its Financial Services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits and derivative products. The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. As of December 31, 2009 all total return swap positions have been terminated. The derivative portfolio includes an unhedged Sterling-denominated exposure to consumer price inflation in the United Kingdom. In addition, the derivative products business also uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index and municipal issue specific, as well as between taxable index and Treasury interest rates may result in gains or losses on interest rate swaps. Additionally, beginning in 2009, the derivative products portfolio retained positive mark-to-market sensitivity to interest rate increases to mitigate floating rate obligations elsewhere in the company, including in the credit derivative portfolio.

Revenues. The following table provides a breakdown of Financial Services revenues for 2009, 2008 and 2007:

($ in millions)	2009	2008	2007	% Change
				2009 vs. 2008	2008 vs. 2007
Investment income	$70.7	$255.9	$445.3	(72)%	(43)%
Derivative products	(207.2)	(134.2)	4.1	(54)%	(3,373)%
Other-than-temporary impairment losses	(283.9)	(451.9)	(40.1)	37%	(1,027)%
Net realized investment gains	184.5	215.6	11.0	(14)%	1,860%
Net change in fair value of total return swaps	18.6	(129.6)	(30.5)	114%	(325)%
Net mark-to-market gains (losses) on non-trading derivative contracts	11.3	(15.8)	(9.0)	172%	(76)%

Total Financial Services revenue	$(206.0)	$(260.0)	$380.8	130%	(168)%

Investment Income. The decreases in investment income for 2009 and 2008 were driven primarily by lower rates on a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly, primarily as a result of sales of securities to fund repayment of investment agreements upon (i) Ambac Assurance’s downgrades in 2008 and 2009; (ii) the bankruptcy of Lehman Brothers, which provided certain investment agreement counterparties with termination rights; and (iii) normal repayments. Ambac’s investment agreement obligations were reduced from $4.9 billion at December 31, 2007 to $2.8 billion at December 31, 2008 and to $1.2 billion at December 31, 2009. Lower interest rates resulted primarily from the impact of declining benchmark interest rates on floating rate securities in each of the past two years.

Derivative Products. The increased losses in derivative product revenues for 2009 compared to 2008 resulted primarily from termination fees related to both professional dealer and customer counterparty swaps. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The 2009 results also include a fair value adjustment to reflect estimated swap replacement costs in the current market for swaps that remain in the portfolio. Termination losses during 2009 include a charge related to one municipal swap counterparty that exercised its termination rights but paid below the carrying asset value. Ambac is seeking legal remedies against this former counterparty; however, no recovery amount has been included in results for the period. Losses arising from the excess of termination fees over mid-market swap values, including losses related to fair value adjustments on swaps remaining in the portfolio at December 31, 2009, totaled ($215.6) million in 2009. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future. Also beginning in the quarter ended September 30, 2009, Ambac’s financial services subsidiaries retained positive mark-to-market sensitivity to interest rate increases in the interest rate derivative portfolio and wrote offsetting intercompany interest rate swaps as a hedge against the floating rate exposure in the Financial Guarantee segment. This additional interest rate sensitivity resulted in gains of $16.3 million to derivative product results for 2009.

The decrease in derivative product revenues in 2008 compared to the prior year resulted primarily from turmoil in the short-term municipal bond market. In certain interest rate swaps where a municipality is the counterparty, Ambac’s swap subsidiary is required to pay the actual issue-specific variable rate paid by the municipality on its floating-rate debt (primarily Ambac guaranteed debt), in exchange for receiving a fixed rate. These municipal interest rate swaps (the “cost of funds swaps”) are hedged against general interest rate fluctuations but are not hedged between taxable index rates (such as LIBOR) and issue-specific rates (this is generally known as “basis risk”). Beginning in the first quarter 2008, the decline in demand for variable-rate municipal debt drove issue-specific rate resets to very high levels which persisted throughout 2008, thereby increasing Ambac’s payment obligations under the interest rate swaps. Over the course of 2008, Ambac terminated approximately 57% of the notional outstanding on its cost of funds swaps as of the end of 2007. Net losses on this portion of the derivative products portfolio resulting from increased payments, settlements and mark-to-market adjustments totaled ($121.5) million in 2008. Derivative product revenues also included ($7.4) million of losses associated with the triggering of termination events caused by the downgrade of Ambac Assurance, as guarantor of the swaps.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $283.9 million, $451.9 million and $40.1 million for 2009, 2008 and 2007, respectively. Losses in all three years stem from a combination of credit and price deterioration on Alt-A residential mortgage backed securities held in the investment agreement investment portfolio and the need to fund terminations of investment agreement contracts following downgrades of Ambac Assurance. Other than temporary impairments in 2009 reflected management’s intent to dispose of Alt-A residential mortgage backed investment securities that are rated below investment grade. Other than temporary impairment charges in 2008 included $269.2 million of write-downs to fair value due to expected credit losses on the securities and $182.7 million as a result of management’s intent to sell securities. Losses in 2007 related to management’s intent to sell securities.

Net Realized Investment Gains. The following table summarizes the main components of net realized investment gains for 2009, 2008 and 2007:

($ in millions)	2009	2008	2007
Net gains on securities sold or called	$35.0	$27.6	$(1.3)
NCFE recoveries	—	1.8	6.5
Net gain on terminations of investment agreements	149.5	173.7	1.0
Foreign exchange gains on investment agreements	—	12.4	4.8

Total realized investment gains	$184.5	$215.5	$11.0

The net realized gains on securities sold or called for 2009 included gains of $24.0 million from the sale of Alt-A residential mortgage backed securities that were previously impaired due to management’s intent to sell the securities. The net realized gains on investment agreements resulted from the termination of certain investment agreement contracts at a discount from their carrying value.

During 2002 and 2003 realized losses included impairment write-downs related to asset-backed notes issued by National Century Financial Enterprises, Inc (“NCFE”), which filed for protection under Chapter 11 of the U.S. Bankruptcy Code in November 2002. Realized gains and losses include cash recoveries received by Ambac resulting from distributions under the NCFE Bankruptcy Plan, payments made by a trust created under the Plan and litigation settlements.

Net change in fair value of total return swaps. Net change in fair value of total return swaps resulted in gains in 2009 reflecting general credit spread tightening on the reference obligation bonds underlying the total return swaps. Prices on these underlying bonds declined substantially during 2008, resulting in mark-to-market losses in this portfolio. During 2009, Ambac terminated all remaining total return swaps. Reference obligation bonds received from total return swap terminations are held in Ambac Assurance’s investment portfolio. Net losses from the change in fair value of total return swaps for the years ended December 31, 2008 and 2007 resulted from the credit spread widening on the underlying guaranteed securities, which is reflected in the fair value of the total return swaps or the settlement value of contracts that have been terminated. Following the downgrades of Ambac Assurance beginning in 2008, collateral was required to be posted on certain total return swaps. Rather than collateralize the positions, Ambac settled these contracts by making termination payments and taking possession of the underlying securities. By settling the contracts, Ambac has effectively realized its previous mark-to-market losses on the total return swap contracts and acquired the underlying securities at fair value.

Expenses. Financial Services expenses were $46.7 million, $247.7 million and $432.2 million for 2009, 2008 and 2007, respectively. Included in the above are expenses related to investment and payment agreements of $34.1 million, $235.0 million and $420.0 million for 2009, 2008 and 2007, respectively. The decreases are primarily related to lower rates on a smaller volume of floating rate investment agreements. Additionally, expenses for 2009 include the positive impact from the liquidity support from Ambac Assurance for repayment of investment agreement liabilities. The result of this support is a reduction in both financial services interest expense and financial guarantee investment income of approximately $16.1 million in consolidation.

Corporate and Other Items

Other Income. Other income was $34.1 million, $3.3 million and $5.1 million for 2009, 2008 and 2007, respectively. Included within other income for 2009 are (i) investment income from corporate investments; (ii) distributions from a VIE consolidated under the relevant consolidation accounting guidance ($32.1 million earned in 2009), and (iii) RangeMark investment advisory, consulting and research services. Other income for 2008 and 2007 include only investment income from corporate investments.

Interest Expense. Interest expense was $119.6 million, $114.2 million and $85.7 million in 2009, 2008 and 2007, respectively. The increase in 2009 and 2008 is primarily attributable to the public offering of $250 million of Equity Units on March 12, 2008. For additional information, please refer to “—Liquidity and Capital Resources—Ambac Financial Group, Inc. Liquidity”.

Corporate and Other Expenses. Corporate and Other expenses include the operating expenses of Ambac Financial Group, and, for 2009 only, RangeMark Financial Services. Corporate and Other expenses were $18.2 million, $45.8 million, and $13.9 million in 2009, 2008 and 2007, respectively. The decrease in 2009 expenses compared with 2008 is primarily due to lower legal expenses, consulting expenses and lower contingent capital costs, as Ambac Assurance exercised its rights under the contingent capital facility in December 2008, partially offset by RangeMark operating expenses. The increased expenses in 2008 are primarily due to higher legal expenses and higher contingent capital costs. Ambac’s contingent capital facility expense for 2009, 2008 and 2007 were $0.3 million, $18.3 million and of $6.1 million, respectively.

Provision for Income Taxes. Income taxes for 2009 were at an effective rate of 102.0%, compared to 0.2% and 36.9% for 2008 and 2007, respectively. The increase in the effective tax rates for 2009 relates predominantly to the set up of a full deferred tax valuation allowance against ordinary losses, partially offset by federal income tax refunds. See Critical Accounting Estimates—Valuation Allowance on Deferred Tax Assets for further information. The increase in 2007 is primarily due to the mark-to-market losses recognized during the year.

Ambac Assurance Statutory Basis Financial Results

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

The Wisconsin Insurance Commissioner has prescribed an accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets”, Ambac Assurance records probable losses on its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets as of the date of the computation of the contingent liability. The Wisconsin Insurance Commissioner has directed the Company to utilize a prescribed discount rate of 5.10%, which is less that the rate computed by the Company, for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees. Net income and statutory surplus at December 31, 2009 was lower by approximately $1.3 billion than if Ambac Assurance had reported such amounts in accordance with NAIC SAP.

Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under section 3.08(7)(b) of the Wisconsin Administrative Code, contributions to and releases from the contingency reserve are to be recorded through underwriting income. The Company received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve and the related tax and loss bond impact, in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Net statutory basis losses for 2009 and 2008 are higher by $1,578.5 million and $807.2 million, respectively than if Ambac Assurance had reported the release of the contingency reserves in accordance with the Wisconsin Administrative Code.

As a result of significant losses on exposures to RMBS, including financial guarantee insurance policies and credit default swap contracts on CDO of ABS securities, Ambac Assurance’s statutory capital and surplus has reduced significantly. At December 31, 2009, Ambac Assurance reported statutory capital and surplus of $801.9 million and contingency reserves of $336.1 million. Ambac Assurance’s statutory net loss in 2009 of $2,479.6 million was caused primarily by: (i) estimated impairment losses on credit derivatives; (ii) realized losses relating to other than temporary impairment losses on Alt-A RMBS investments; and (iii) statutory loss and loss expenses incurred on second-lien and Alt-A RMBS mortgage-backed insurance policies; partially offset by income relating to reinsurance commutations and the income tax refund realized as a result of the Worker, Homeownership and Business Assistance Act of 2009. The statutory capital and surplus and statutory net loss amounts at December 31, 2009 discussed above were reported in Ambac Assurance’s unaudited statutory financial statement prior to the events outlined in the “Recent Developments” section of Note 1 to the Consolidated Financial Statements regarding the Segregated Account Rehabilitation Proceedings and Proposed Settlement Agreement. These recent developments will likely have an adverse impact on the statutory capital and surplus and statutory net loss amounts to be reported in our December 31, 2009 audited statutory financial statements. The audited statutory financial statements are required to be filed as part of our regulatory reporting requirements with the State of Wisconsin by June 1, 2010.

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

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have already defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights. Such payments are generally discounted using discount rates that approximate the average rate of return on admitted assets, as prepared in accordance with SAP; OCI has directed Ambac Assurance to utilize a prescribed discount rate of 5.10% at December 31, 2009. Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate.

•

Mandatory contingency reserves are required based upon the type of obligation insured, whereas U.S. GAAP does not require such a reserve. Releases of the contingency reserves are subject to OCI approval and relate to a determination that the held reserves are deemed excessive. During both 2008 and 2009 Ambac Assurance has requested and received approval from OCI to release a portion of its contingency reserves. Ambac Assurance’s statutory capital and surplus increased by the amount of the contingency reserves released. Refer to contingency reserve discussion in Part I section of this document.

•

Investment grade fixed income investments are stated at amortized cost and below investment grade fixed income investments are reported at the lower of amortized cost or fair value. Under U.S. GAAP, all bonds are reported at fair value.

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and the obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment loss for probable losses which are in excess of the subsidiaries’ claims paying resources. As a result of significant losses from Ambac Credit Product’s credit derivative portfolio, Ambac Assurance has established such a liability. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the CDO exposures and includes the effect of Ambac Assurance’s own credit default swap spreads in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

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

LIQUIDITY AND CAPITAL RESOURCES

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity and solvency, both on a near-term basis (for the next twelve months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends or make other payments to Ambac; (ii) dividends, returns of capital or other proceeds from subsidiaries other than Ambac Assurance; (iii) cash on hand; (iv) external financing; and (v) the residual value of Ambac Assurance.

As a result of the events described in Item 1. Business—Recent Developments, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Based on the holdings of cash, short term investments and bonds of $136.5 million as of December 31, 2009, management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, but no guarantee can be given that Ambac will be able to pay all of its operating expenses and debt service obligations including maturing debt obligations in the amount of $142.5 million in August 2011. Ambac’s principal uses of liquidity are for the payment of principal and interest on its debt, its operating expenses, and capital investments in, and loans to, its subsidiaries. Operating expenses include legal and other professional fees; trust and stock transfer/listing fees; compensation costs, etc. Total operating expenses for 2009 equaled $13.1 million. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional liquidity strain. While the Company does not believe the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, the occurrence of an event of default with respect to Ambac’s debt could result in the acceleration of principal of such debt in the amount of $1,642.5 million. Ambac may consider, among other things, a negotiated restructuring of its outstanding debt through a prepackaged bankruptcy proceeding or may seek bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups. No assurance can be given that the Company will be successful in executing any or all of these strategies.

Ambac did not pay any dividends on its common stock in 2009 and will be unable to pay any dividends in 2010, absent special approval by the OCI, which is not expected. Beginning August 15, 2009, Ambac elected to defer interest payments on its $400 million of Directly Issued Subordinated Capital Securities Due 2087 (the “DISCS”). By deferring interest payments on the DISCS, Ambac reduced its 2010 cash debt service requirements by $24.6 million to $88.7 million. Under the terms of the DISCS, Ambac may defer interest for up to ten years without giving rise to an event of default. Deferred interest accumulates additional interest at an annual rate equal to that on the DISCS.

The following table includes aggregated information about contractual obligations for Ambac and its subsidiaries. These contractual obligations impact Ambac’s and its subsidiaries’ short-and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including claim payments, principal and interest payments of Ambac’s long-term debt obligations, investment agreement obligations, payment agreement obligations and payments due under operating leases.

	Contractual Obligations by Year
($ in millions)	2010	2011	2012	2013	2014	Thereafter
Long-term debt obligations(1)(8)	$88.7	$204.9	$51.6	$51.6	$51.6	$4,767.6
Investment agreement obligations(2)	475.1	162.1	86.5	33.9	175.7	646.6
Payment agreement obligations	12.4	3.5	3.6	24.3	2.0	52.5
Operating lease obligations	10.8	10.3	9.0	9.2	9.5	47.1
Purchase obligations(3)	7.2	0.6	0.2	1,210.9	—	507.8
Post retirement benefits(4)	0.2	0.3	0.3	0.3	0.4	2.5
Loss and loss expense reserves(5)(9)	2,337.8	1,585.9	753.7	563.2	366.4	3,738.0
Impairment on credit default swaps(6)(9)	4.8	11.3	30.9	40.3	55.0	18,080.6
Other(7)	—	—	—	—	—	22.8

Total	$2,937.0	$1,978.9	$935.8	$1,933.7	$660.6	$27,865.5

(1)	Includes principal of and interest on obligations.
(2)	Includes principal of and interest on obligations using current rates for floating rate obligations. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to legal maturity date. Amounts included in the table are based on the earliest optional draw date.
(3)	Purchase obligations include the purchase of insured student loan obligations by Ambac Assurance, primarily variable rate demand obligations from liquidity providers as required by the terms of our insurance agreements. Amounts reflected in this table are the current outstanding par although actual amounts may differ primarily as a result of performance of the underlying collateral. Please refer to Financial Guarantees in Force located in Part 1 Item 1 in this Form 10-K. Additionally, Purchase obligations represent future expenditures for contractually scheduled fixed terms and amounts due for various technology related maintenance agreements, rating agency fees and other outside services.
(4)	Amount represents future benefit payments on the postretirement benefit plans for the next 10 years (unfunded).
(5)	The timing of expected claim payments is based on deal specific cash flow payments, excluding expected recoveries. These deal specific cash flow payments may be based on either contractual debt service, (e.g. for fully defaulted municipal—type credits) or expected cash flows of the underlying transactions (e.g. for RMBS credits we utilize a market accepted software tool to estimate cash flow payments). The timing of expected claim payments for credits with reserves that were established using our statistical loss reserve method is determined based on the weighted average expected life of the exposure. Refer to Note 6 of this Annual Report on Form 10-K for further discussion of our statistical loss reserve method. The timing of these payments may vary significantly from the amounts shown above, especially for credits that are based on our statistical loss reserve method. As discussed in Note 1 to the Financial Statements in Item 8 of this Form 10-K, OCI commenced rehabilitation proceedings with respect to the Segregated Account of Ambac Assurance. The Segregated Account will not pay claims until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be in approximately six months. This claim moratorium has not been reflected in the above table.
(6)	Impairment amounts on CDS contracts represent Ambac’s expected loss payments on such contracts. However, the timing of these payments may vary significantly from the amounts shown above. Refer to the Results of Operations section of this Form 10-K for further discussion. Additionally, as discussed in Note 1 to the Financial Statements in Item 8 of this Form 10-K, Ambac Assurance has entered into a non-binding Proposed Settlement with respect to certain CDO-related obligations; accordingly, amounts in this table may change significantly.
(7)	Includes $22.8 million of FIN 48 unrecognized tax benefits that is not possible to make a reliable estimate about the period in which the payment may occur.
(8)	Ambac elected to defer interest payments on its DISCs. For purposes of this presentation, we include all previously deferred interest and all future interest in thereafter. Annual interest payments deferred on the DISCS is $24.6 million.
(9)	Refer to Recent Developments section for discussion of insurance policies and credit default swaps transferred to the Segregated Account on March 24, 2010 and the Proposed Settlement with respect to certain CDO-related obligations.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments (including payments anticipated being made in connection with the Proposed Settlement agreement with respect to certain CDO-related obligations) on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and tax refunds. In addition, in December 2008 and January 2009, Ambac Assurance received $700 million and $100 million, respectively, through the issuance of preferred stock. Ambac Assurance received $541 million and $275 million, respectively from reinsurance commutations and tax refunds. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and additional loans to affiliates. Further deterioration in the insured portfolio, which includes the mortgage-backed insurance and credit derivatives portfolio, would increase the cash outflows due on loss payments.

Ambac Assurance elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to July 31, 2009. In December 2009, Ambac disbursed dividends for the period commencing December 23, 2009 through January 15, 2010. Such dividends were paid with the non-disapproval of Wisconsin OCI and funded by a capital contribution from Ambac. Dividends paid through December 31, 2009 amounted to $12.5 million.

An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. During 2009, $8.9 million was drawn on this liquidity facility; at December 31, 2009 the undrawn balance of the liquidity facility was $351.1 million.

In certain floating rate insured transactions, the issuer or ultimate obligor of insured securities is party to an interest rate swap that hedges its risk to interest rates, effectively creating a synthetic fixed rate obligation. In such transactions, Ambac Assurance has, from time-to-time, insured the obligor’s payment obligations under the interest rate swap contract, including in some but not all cases the obligation to make a termination payment upon the occurrence of certain specified termination events. These agreements generally do not allow the swap to be terminated without Ambac Assurance’s consent unless Ambac Assurance is downgraded below certain credit ratings (typically A/A2 or A-/A3) by S&P and/or Moody’s. As a result of downgrades of Ambac Assurance, some guaranteed interest rate swaps may be terminated without our consent if stated termination events occur. The termination of an insured interest rate swap as a result of such a termination event may result in claim payments if the swap counterparty provides notice of termination and the obligor fails to pay any resulting termination payment. A claim of $4.5 million has been paid under one policy. Other guaranteed swaps have suffered termination events, exposing Ambac to the risk of additional claims should the swap provider choose to terminate the swap and the obligor fail to make the resulting termination payment.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provide one or more of the following financial products in these transactions: (i) guarantees of the lessees’ termination payment obligations, (ii) debt funding (i.e.—loans), (iii) guarantees of third party debt and (iv) investment agreements and payment agreements, both of which serve as collateral to economically defease the lessees’ payment obligations in respect of termination payments and debt, respectively.

These transactions expose Ambac to the following risks:

•	Collateral posting requirements due to certain Ambac Assurance rating downgrade triggering events under certain agreements.

•

As a consequence of Ambac Assurance’s rating downgrades, lessees are currently obligated to replace Ambac Assurance as credit enhancer or make termination payments upon a demand thereafter by the lessor. All or a portion of any termination payment may be funded from the liquidation of the related defeasance collateral (i.e. investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, an event of default will exist and Ambac may be required to make a claim payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable. Following a payment, Ambac may then be entitled to exercise its reimbursement rights against the lessee and its ownership rights in the leased assets that may include, among others, the right to liquidate the leased assets.

Ambac’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac rating downgrade triggering events at December 31, 2009 is $1.0 billion. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral is $865 million, at December 31, 2009. As a result of Ambac’s credit rating downgrades, eleven lessees in these transactions are currently required to replace Ambac as financial enhancement provider. There are three additional lessees that would be required to replace Ambac as financial guarantee provider in certain circumstances. In one case, Ambac’s replacement would be required upon the withdrawal of the guarantee of the lessee’s municipal owner, in another case, Ambac’s replacement would be required upon the rating downgrades of the second guarantor below a certain rating and in the third case Ambac’s replacement would be required if the lessee withdrew its collateral.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and payment agreement obligations; payments on intercompany loans; payments under interest rate and currency swaps, including collateral posting; and operating expenses. Management believes that its Financial Services short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; intercompany loans and capital contributions from Ambac Assurance; and receipts from interest rate and currency swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of December 31, 2009, $0.7 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.1 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

Credit Ratings and Collateral. The significant rating downgrades of Ambac Assurance by both Moody’s and S&P resulted in the triggering of required cure provisions in nearly all of the investment agreements issued by Ambac Capital Funding, Inc. Most investment agreements contain multiple possible remedies, including collateral posting; a termination of the investment agreement contract, both of which demand significant liquidity; or the designation of a replacement guarantor. In most cases Ambac is permitted to select the remedy and, therefore, may post collateral or otherwise enhance its credit, prior to an actual draw on the investment agreement.

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $1,095.4 million in connection with its outstanding investment agreements, including accrued interest, at December 31, 2009.

The investment agreement business executed a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC (“Ambac Financial Services”). In addition, Ambac Financial Services provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, Ambac Financial Services is required to post collateral to a swap dealer to cover unrealized losses. In addition, Ambac Financial Services is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. The downgrades of Ambac Assurance in 2009 triggered additional termination events which in some cases have resulted in additional collateral requirements and/or termination payments on Ambac’s Financial Services products. All Ambac Financial Services derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If terminations were to occur, it would generally result in a return of collateral to Ambac in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral posted by Ambac totaled $192.5 million, including independent amounts, under these contracts at December 31, 2009.

Additionally, Ambac Financial Services hedges part of its interest rate risk with financial futures contracts. This requires it to post margin with its futures clearing merchant. On December 31, 2009 this amount was $2.0 million.

Ambac Capital Services, LLC (“ACS”) maintained a portfolio of total return swaps (“TRS”). The credit rating downgrades of Ambac Assurance since 2008 resulted in the triggering of termination events in the TRS portfolio, which resulted in Ambac being obligated to purchase the underlying bonds and settle the termination of the related hedging and funding agreements. As of December 31, 2009, all total return swap positions have been terminated.

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

Capital and Capital Support. In December 2008, Ambac Assurance exercised a series of perpetual put options on its own preferred stock (“the preferred stock”). The counterparty to these put options were trusts established by a major investment bank. The trusts were created as a vehicle for providing capital support to Ambac Assurance by allowing it to obtain immediate access to new capital at its sole discretion at any time through the exercise of the put option. Ambac Assurance received $800 million, $100 million of which settled in January 2009, in return for the issuance of the preferred stock. The preferred stock gives investors the rights of an equity investor in Ambac Assurance. Such rights are subordinate to insurance claims, as well as to the general unsecured creditors of Ambac Assurance. The auction for these securities occurs every 28 days. Due to the dislocation in the auction rate markets and Ambac Assurance’s downgrade below triple-A by Moody’s and S&P, the dividend rate on the auction market preferred has continuously been reset at the maximum rate of one-month LIBOR plus 200 bps. Dividend payments on the preferred stock are cumulative, only if Ambac Assurance pays dividends on its common stock. Ambac Assurance’s Board of Directors has not declared cash dividend on the preferred stock for periods subsequent to July 31, 2009, except for the period December 23, 2009 through January 15, 2010.

The preferred stock is rated C by S&P. As of the date of the filing of this Form 10-K, Moody’s has not assigned a rating to the preferred stock. For the year ended December 31, 2008, Ambac Assurance incurred aggregate fees related to these perpetual put options of $18.3 million. The fees are included as Corporate expenses on the Consolidated Statements of Operations.

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

Balance Sheet. The impact of the new accounting guidance related to financial guarantee insurance contracts on the consolidated balance sheet of Ambac was as follows:

Balance Sheet Changes

($ in millions)	Balance December 31, 2008	ASC Topic 944 Adjustment	Balance January 1, 2009
Total assets	$17,259.7	$5,609.5	$22,869.2
Total liabilities	20,348.8	5,991.2	26,340.0
Total stockholders’ equity	(3,089.1)	(381.7)	(3,470.8)

The adjustments reported in the table above reflect the implementation of the new financial guarantee insurance accounting guidance as of January 1, 2009. The adjustments to total assets relate primarily to: (i) recording the present value of future installment premiums to be collected over the lives of the respective transactions (primarily structured finance transactions); (ii) recording deferred ceded premiums related to reinsurance of installment policies; and (iii) increased estimated reinsurance recoverable on paid and unpaid losses resulting from the increase in loss and loss adjustment expenses as discussed below. The adjustments to total liabilities relate primarily to (i) recording unearned premiums related to installment policies; (ii) recording the present value of premium due to reinsurers related to future installment premiums, net of ceding commissions; and (iii) recording increased loss and loss expenses primarily as a result of lowering the discount rate applied to future loss payments to the estimated risk-free rate.

Excluding the new financial guarantee insurance accounting guidance implementation impact, total assets declined by approximately $4.0 billion, driven by lower invested securities in the Ambac Assurance and financial services portfolios and net deferred tax assets, partially offset by new variable interest entity assets consolidated as of December 31, 2009 ($2.7 billion). The fair value of the consolidated investment portfolio, excluding variable interest entities, declined from $10.3 billion at December 31, 2008 to $8.7 billion at December 31, 2009. The decline in fair value was primarily due (i) the impact of significant loss payments both for insurance and credit derivative contracts; (ii) liquidations in the investment agreement portfolio to pay terminated agreements; and (iii) declines in the deferred tax asset as a result of the increase in the deferred tax asset valuation allowance during 2009. As of December 31, 2009, stockholders’ deficit was ($1,633.6) million, a $1.46 billion decrease from the year-end 2008 stockholders deficit. The decreased deficit was primarily the result of (i) unrealized gains on Performing Securities and (ii) the issuance of $100 million of preferred stock by Ambac Assurance on January 2, 2009.

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

The Financial Services investment portfolio consists primarily of assets funded with proceeds from the issuance of investment agreement liabilities. The investment objectives are to (i) maintain sufficient liquidity to satisfy scheduled and unscheduled investment agreement maturities and withdrawals, and (ii) protect Ambac Assurance’s claims-paying resources while maximizing investment earnings relative to the cost of liabilities. The investment portfolio is subject to internal investment guidelines. Such guidelines set forth minimum credit rating requirements and credit risk concentration limits. During 2008 and 2009, invested assets consisting mostly of mortgage-backed securities were sold from the Financial Services investment portfolio into the Financial Guarantee portfolio in exchange for cash and securities. In addition, beginning 2008 Ambac Assurance has loaned cash and securities to the Financial Services subsidiaries. These transactions were undertaken with the non-disapproval of the OCI to provide liquidity to repay investment agreements and eligible securities to collateralize certain investment agreements. See Liquidity and Capital Resources for a further description of Ambac Assurance’s liquidity support of the financial services businesses.

The following table summarizes the composition of the fair value of Ambac’s investment portfolio by segment at December 31, 2009 and 2008:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2009:
Fixed income securities:
Municipal obligations	$3,166.0	$15.0	$24.5	$3,205.5
Corporate obligations	900.7	101.0	—	1,001.7
Foreign obligations	167.7	—	—	167.7
U.S. government obligations	79.5	153.9	—	233.4
U.S. agency obligations	65.8	7.7	—	73.5
Residential mortgage-backed securities	1,275.3	636.6	—	1,911.9
Collaterized debt obligations	56.4	—	—	56.4
Other asset-backed securities	1,023.7	424.7	—	1,448.4
Other	1.3	—	—	1.3

	6,736.4	1,338.9	24.5	8,099.8
Short-term	839.6	10.6	111.8	962.0

	7,576.0	1,349.5	136.3	9,061.8

Fixed income securities pledged as collateral:
U.S. government obligations	123.1	—	—	123.1
U.S. agency obligations	17.4	—	—	17.4
Residential mortgage-backed securities	26.9	—	—	26.9

	167.4	—	—	167.4

Total investments	$7,743.4	$1,349.5	$136.3	$9,229.2

Percent total	83.9%	14.6%	1.5%	100%

December 31, 2008:
Fixed income securities:
Municipal obligations	$4,260.5	$—	$—	$4,260.5
Corporate obligations	241.7	139.9	—	381.6
Foreign obligations	150.4	—	—	150.4
U.S. government obligations	20.9	162.9	—	183.8
U.S. agency obligations	78.5	480.7	—	559.2
Residential mortgage-backed securities	647.4	1,213.6	—	1,861.0
Asset-backed securities	705.4	435.7	—	1,141.1
Other	13.1	—	1.0	14.1

	6,117.9	2,432.8	1.0	8,551.7
Short-term	1,271.8	80.3	102.1	1,454.2

	7,389.7	2,513.1	103.1	10,005.9

Fixed income securities pledged as collateral:
U.S. government obligations	129.7	—	—	129.7
U.S. agency obligations	32.0	—	—	32.0
Residential mortgage-backed securities	125.2	—	—	125.2

	286.9	—	—	286.9

Total investments	$7,676.6	$2,513.1	$103.1	$10,292.8

Percent total	74.6%	24.4%	1.0%	100%

The following table represents the fair value of mortgage and asset-backed securities at December 31, 2009 and 2008 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
December 31, 2009:
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$858.1	$214.9	$—	$1,073.0
U.S. Government Sponsored Enterprise Mortgages	157.3	379.8	—	537.1
RMBS—Second Lien	210.3	—	—	210.3
RMBS—First Lien—Sub Prime	54.3	—	—	54.3
Government National Mortgage Association	4.9	41.9	—	46.8
RMBS—First Lien—Prime	17.3	—	—	17.3

Total residential mortgage-backed securities	1,302.2	636.6	—	1,938.8

Other asset-backed securities
Military Housing	362.9	—	—	362.9
Student Loans	258.7	100.1	—	358.8
Credit Cards	62.0	277.6	—	339.6
Structured Insurance	131.7	—	—	131.7
Auto	35.2	47.0	—	82.2
Aircraft securitizations	34.4	—	—	34.4
Other	138.8	—	—	138.8

Total other asset-backed securities	1,023.7	424.7	—	1,448.4

Total	$2,325.9	$1,061.3	$—	$3,387.2

December 31, 2008
Residential mortgage-backed securities:
RMBS—First-lien—Alt-A	$521.4	$315.3	$—	$836.7
U.S. Government Sponsored Enterprise Mortgages	144.9	607.2	—	752.1
RMBS—Second Lien	90.7	12.3	—	103.0
RMBS—First Lien—Sub Prime	2.6	—	—	2.6
Government National Mortgage Association	—	278.8	—	278.8
RMBS—First Lien—Prime	13.0	—	—	13.0

Total residential mortgage-backed securities	772.6	1,213.6	—	1,986.2

Other asset-backed securities			—
Military Housing	284.8	—	—	284.8
Student Loans	170.0	176.8	—	346.8
Credit Cards	33.0	237.2	—	270.2
Structured Insurance	72.6	6.1	—	78.7
Auto	7.7	15.6	—	23.3
Aircraft securitizations	8.4	—	—	8.4
Other	128.9	—	—	128.9

Total other asset-backed securities	705.4	435.7	—	1,141.1

Total	$1,478.0	$1,649.3	$—	$3,127.3

The weighted average rating of the mortgage and asset-backed securities is BBB+ and AA, respectively, as of December 31, 2009 and 2008.

The following table provides the fair value of non-agency residential mortgage-backed securities by vintage and type at December 31, 2009:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
2003 and prior	$—	$1.1	$—	$2.7	$3.8
2004	26.4	4.0	—	9.0	39.4
2005	206.2	35.5	8.8	3.1	253.6
2006	302.9	124.6	—	24.4	451.9
2007	537.5	45.1	—	15.1	597.7
2009	—	—	8.5	—	8.5

Total	$1,073.0	$210.3	$17.3	$54.3	$1,354.9

The following table summarizes, for all securities in an unrealized loss position as of December 31, 2009 and 2008, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	December 31, 2009		December 31, 2008
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$118.8	$4.1	$1,088.5	$70.3
7 - 12 months	—	—	1,332.0	80.2
Greater than 12 months	90.8	11.3	524.7	52.3

	209.6	15.4	2,945.2	202.8

Corporate obligations in continuous unrealized loss for:
0 - 6 months	182.1	9.0	94.2	6.9
7 - 12 months	—	—	39.0	6.0
Greater than 12 months	188.7	28.6	148.3	56.8

	370.8	37.6	281.5	69.7

Foreign obligations in continuous unrealized loss for:
0 - 6 months	21.0	0.5	18.3	1.6
7 - 12 months	—	—	—	—
Greater than 12 months	5.0	0.7	—	—

	26.0	1.2	18.3	1.6

U.S. treasury obligations in continuous unrealized loss for:
0 - 6 months	68.1	1.5	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	68.1	1.5	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	4.3	0.1	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	4.3	0.1	—	—

Residential mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	204.6	13.6	180.4	31.1
7 - 12 months	15.8	2.8	45.2	9.5
Greater than 12 months	129.0	79.7	651.7	1,906.4

	349.4	96.1	877.3	1,947.0

Collateralized debt obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	4.5	3.7	—	—
Greater than 12 months	51.9	19.0	—	—

	56.4	22.7	—	—

Other asset-backed securities in continuous unrealized loss for:
0 - 6 months	272.9	30.1	546.3	159.7
7 - 12 months	107.5	12.9	91.9	52.8
Greater than 12 months	735.2	162.6	339.6	276.0

	1,115.6	205.6	977.8	488.5

Short-term and other in continuous unrealized loss for:
0 - 6 months	—	—	1.2	—
7 - 12 months	—	—	0.2	0.1
Greater than 12 months	—	—	0.1	—

	—	—	1.5	0.1

Total	$2,200.2	$380.2	$5,101.6	$2,709.7

Management has determined that the unrealized losses in fixed income securities at December 31, 2009 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $2,200.2 million that were in a gross unrealized loss position at December 31, 2009, below investment grade securities and non-rated securities had a fair value of $114.4 million and unrealized loss of $35.0 million, which represented 5.2% of the total fair value, and 9.2% of the unrealized loss as shown in the table above. Of the $5,101.6 million that were in a gross unrealized loss position at December 31, 2008, below investment grade securities and non-rated securities had a fair value of $56.6 million and an unrealized loss of $129.7 million, which represented 1.1% of the total fair value and 4.8% of the unrealized loss as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased.

During the years ended December 31, 2009 and 2008, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the year ended December 31, 2009, other-than-temporary writedowns in the Financial Services and Financial Guarantee segments were $283.9 million and $1,570.7 million, respectively. These impairments were primarily related to Alt-A residential mortgage-backed securities which management believes have experienced some credit impairment and/or intends to sell as of December 31, 2009. Other-than-temporary impairment charges to earnings in 2009 included $98.7 million in credit losses on securities guaranteed by Ambac Assurance. As further described in Item 1. Business—Recent Developments, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of December 31, 2009. Effective April 1, 2009, new accounting standards were effective under which, assuming management’s ability and intent to hold a credit impaired security, the other-than-temporary impairment charge through earnings would be only for the amount of the credit impairment as calculated under the standard. Except for Ambac insured securities, all residential mortgage backed securities that management believes are credit impaired have also been identified for sale as of December 31, 2009. Accordingly, for such securities the other-than-temporary charges during the year reflect the amounts to write-down the amortized cost to fair value. For the year ended December 31, 2008, other-than-temporary impairment charges in the Financial Services and Financial Guarantee segments included: (i) $269.2 million and $65.7 million, respectively, related to Alt-A residential mortgage backed securities which management believed had experienced some credit impairment and (ii) $182.7 million and $4.2 million, respectively on securities identified which we did not have the intent to hold for a period of time sufficient to allow for recovery of the full amortized cost. Management has determined that it has the ability to hold all securities that are in an unrealized loss position at December 31, 2009 and 2008. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table summarizes amortized cost and fair value for all securities in an unrealized loss position as of December 31, 2009 and 2008, by contractual maturity date:

	December 31, 2009		December 31, 2008
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Municipal obligations:
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	19.6	15.4	87.9	86.3
Due after five years through ten years	44.9	42.3	199.5	187.8
Due after ten years	160.5	151.9	2,860.6	2,671.1

	225.0	209.6	3,148.0	2,945.2

Corporate obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	95.2	89.7	74.1	69.2
Due after five years through ten years	218.7	197.7	156.1	112.8
Due after ten years	94.5	83.4	121.0	99.5

	408.4	370.8	351.2	281.5

Foreign obligations:
Due in one year or less	5.7	5.0	—	—
Due after one year through five years	—	—	19.9	18.3
Due after five years through ten years	21.5	21.0	—	—
Due after ten years	—	—	—	—

	27.2	26.0	19.9	18.3

U.S. treasury obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	40.0	39.7	—	—
Due after five years through ten years	29.6	28.4	—	—
Due after ten years	—	—	—	—

	69.6	68.1	—	—

U.S. agency obligations:
Due in one year or less	—	—	—	—
Due after one year through five years	—	—	—	—
Due after five years through ten years	4.4	4.3	—	—
Due after ten years	—	—	—	—

	4.4	4.3	—	—

Residential mortgage-backed securities	445.5	349.4	2,824.3	877.3

Collateralized debt obligations	79.1	56.4	—	—

Other asset-backed securities	1,321.2	1,115.6	1,466.3	977.8

Short-term and other:
Due in one year or less	—	—	1.6	1.5
Due after one year through five years	—	—	—	—
Due after five years through ten years	—	—	—	—
Due after ten years	—	—	—	—

	—	—	1.6	1.5

Total	$2,580.4	$2,200.2	$7,811.3	$5,101.6

The following table summarizes, for all securities sold at a loss during 2009 and 2008, the aggregate fair value and realized loss by length of time those securities were continuously in an unrealized loss position prior to the sale date:

	December 31, 2009		December 31, 2008
($ in millions)	Fair Value	Gross Realized Losses	Fair Value	Gross Realized Losses
Municipal obligations in continuous unrealized loss for:
0 - 6 months	$96.2	$1.2	$1,018.4	$22.7
7 - 12 months	13.0	0.3	156.3	6.7
Greater than 12 months	25.1	2.6	67.1	3.7

	134.3	4.1	1,241.8	33.1

Corporate obligations in continuous unrealized loss for:
0 - 6 months	28.2	0.5	181.2	8.9
7 - 12 months	—	—	34.5	0.8
Greater than 12 months	25.3	0.1	—	—

	53.5	0.6	215.7	9.7

Foreign government obligations in continuous unrealized loss for:
0 - 6 months	—	—	41.0	8.5
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	41.0	8.5

U.S. government obligations in continuous unrealized loss for:
0 - 6 months	58.8	0.2	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	58.8	0.2	—	—

U.S. agency obligations in continuous unrealized loss for:
0 - 6 months	67.7	1.8	0.4	—
7 - 12 months	0.2	—	—	—
Greater than 12 months	—	—	—	—

	67.9	1.8	0.4	—
Residential mortgage-backed securities in continuous unrealized loss for:
0 - 6 months	12.5	0.1	18.9	0.1
7 - 12 months	—	—	52.0	0.2
Greater than 12 months	5.2	0.2	—	—

	17.7	0.3	70.9	0.3

Collateralized debt obligations in continuous unrealized loss for:
0 - 6 months	—	—	—	—
7 - 12 months	—	—	—	—
Greater than 12 months	0.4	0.3	—	—

	0.4	0.3	—	—
Other asset-backed securities in continuous unrealized loss for:
0 - 6 months	1.0	—	406.2	18.8
7 - 12 months	51.0	0.2	9.2	0.1
Greater than 12 months	208.6	47.3	—	—

	260.6	47.5	415.4	18.9

Other securities in continuous unrealized loss for:
0 - 6 months	0.4	0.1	0.7	0.4
7 - 12 months	0.2	0.1	0.7	0.7
Greater than 12 months	0.1	—	0.1	0.2

	0.7	0.2	1.5	1.3

Total	$593.9	$55.0	$1,986.7	$71.8

Excluded from 2009 and 2008, gross realized losses in the above table were impairment write-downs of $1,854.6 million and $522.9 million, respectively. Refer to the “Results of Operations—Financial Guarantee and Financial Services” sections for a further discussion of the impairment write-downs.

The following table provides the ratings distribution of the fixed income investment portfolio at December 31, 2009 and 2008 by segment:

Rating(1):
2009(2):
	Financial Guarantee	Financial Services	Combined
AAA	30%	70%	37%
AA	33	20	31
A	17	2	14
BBB	8	—	7
Below investment grade	12	8	11
Not rated	<1	—	<1

	100%	100%	100%

2008:
AAA	38%	94%	53%
AA	38	6	29
A	16	—	12
BBB	5	—	4
Below investment grade	3	—	2
Not rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	Approximately 11% of the decline from AAA in the combined ratings distribution is due to downgrades by Moody’s on Alt-A securities in our investment portfolio to below investment grade.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2009 and 2008, respectively:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
December 31, 2009
Financial Guarantee
National Public Finance Guarantee Corporation(2)	$1,546.0	$24.7	$—	$—	$1,570.7	A+
Ambac Assurance Corporation	53.8	22.9	831.1	1.2	909.0	BB
Assured Guaranty Municipal Corporation(3)	630.6	86.7	28.1	—	745.4	A+
MBIA Insurance Corporation	—	17.7	22.7	—	40.4	BB+
Financial Guarantee Insurance Corporation	16.0	—	22.5	—	38.5	BBB+
Assured Guaranty Corporation	—	—	30.9	—	30.9	CCC+
Radian Asset Assurance Inc	—	—	30.9	—	30.9	BBB-

Total	$2,246.4	$152.0	$966.2	$1.2	$3,365.8	A-

Financial Services
Assured Guaranty Municipal Corporation(3)	$—	$54.8	$—	$—	$54.8	BBB
Assured Guaranty Corporation	—	—	27.0	—	27.0	BB

Total	$—	$54.8	$27.0	$—	$81.8	BBB-

Corporate
Assured Guaranty Municipal Corporation(3)	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

December 31, 2008
Financial Guarantee
MBIA Insurance Corporation	$975.0	$41.8	$16.4	$—	$1,033.2	A+
Assured Guaranty Municipal Corporation(3)	957.2	32.4	24.4	—	1,014.0	AA-
Financial Guarantee Insurance Corporation	947.3	—	29.0	—	976.3	AA-
Ambac Assurance Corporation	35.9	24.5	511.4	3.1	574.9	BBB
Assured Guaranty Corporation	—	—	9.6	—	9.6	BB-

Total	$2,915.4	$98.7	$590.8	$3.1	$3,608.0	A+

Financial Services
Assured Guaranty Municipal Corporation(3)	$—	$58.5	$12.4	$—	$70.9	A
Assured Guaranty Corporation	—	—	21.7	—	21.7	BBB-

Total	$—	$58.5	$34.1	$—	$92.6	A-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.
(2)	National Public Finance Guarantee Corporation contains all public finance exposures underwritten by MBIA Insurance Corporation and Financial Guarantee Insurance Corporation.
(3)	Assured Guaranty Municipal Corporation contains all exposures previously underwritten by Financial Security Assurance Inc.

Cash Flows. Net cash (used in) provided by operating activities was ($1,850.8) million, ($846.0) million and $943.4 million during 2009, 2008 and 2007, respectively. Cash used in operating activities in 2009 and 2008 was primarily due to increased payments under interest rate, currency and total return swap obligations (including termination payments) and high loss / commutation payments on insurance policies and CDS contracts. The years ended December 31, 2009 and 2008 included $1,380.6 million and $1,850 million in CDS commutation payments and $1,458.5 million and $571.8 million in insurance loss payments, respectively. In 2009, Ambac received approximately $541.0 million in connection with reinsurance commutations that were executed during the year. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts. Net cash provided by (used in) investing activities was $4,585.5 million, $4,672.6 million and ($1,416.2) million in 2009, 2008 and 2007, respectively. Net cash provided by (used in) fixed income investing activities in 2009, 2008 and 2007 were $2,133.0 million, $5,667.6 million, and ($888.2) million, respectively. These investing activities were primarily from sales and maturities of fixed income securities during 2009 and 2008 to meet operating cash flow needs and net purchases of fixed income investment securities during 2007. Also included in investing activities for 2009 were $1,013.3 million from cash acquired from the consolidation of variable interest entities. Net cash (used in) provided by financing activities was ($2,729.3) million, ($3,842.8) million and $564.9 million during 2009, 2008 and 2007, respectively. Financing activities for the year ended December 31, 2009, 2008 and 2007 included repayments of investment and payment agreements of $1,862.7 million, $5,363.0 million and $2,204.8 million, respectively. Additional financing activities for 2009 relate to the redemption of variable interest debt of $916.0 million, partially offset by the proceeds from Ambac Assurance’s preferred stock issuance of $100.0 million. Additional financing activities for the year ended December 31, 2008 include the proceeds from the issuance of common stock and long-term debt totaling $1,411.0 million and the proceeds from Ambac Assurance’s issuance of preferred stock of $700 million. Additional financing activities for the year ended 2007 include the proceeds from the issuance of DISCs of $393.4 million, partially offset by net purchases of treasury shares of $422.1 million. Total cash provided by (used in) by operating, investing and financing activities was $5.4 million, ($16.1) million and $92.1 million 2009, 2008 and 2007, respectively.

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

RISK MANAGEMENT

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

In 2009, Ambac reorganized its risk management function with the primary focus on the increased firm-wide emphasis on risk reduction, risk-adjusted economic returns and improved liquidity profile in the existing portfolio. Under the new structure, all risk management responsibilities are consolidated under a Chief Risk Officer who reports to the Board of Directors on a “dotted line” basis and informs and updates the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics.

The risk management reorganization included making structural and process-related changes and resulted in an organization structure designed around three major areas of focus: (1) portfolio risk management and analysis; (2) credit risk management and (3) risk operations. In portfolio risk management, the primary focus is on surveillance, remediation and loss mitigation, where surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default. The increased emphasis on risk reduction and the lack of new business production has resulted in the establishment of new credit risk management processes as part of risk management. As a result, credit risk management now manages the decision making process for material decisions (e.g., rating / classification change, amendments, waivers and consents, execution of loss mitigation and de-risking initiatives, including workouts) and adversely classified credit reviews. In risk operations, the group is responsible for data and information management and establishing loss and loss expense reserves for non-derivative insurance policies and estimated impairments on credit derivative contracts. See “Business” section located in Part I, Item 1 for further discussion of Risk Management.

Credit Risk. Ambac is exposed to credit risk in various capacities including as an issuer of financial guarantees and credit default swaps, as counterparty to reinsurers and derivative and other financial contracts and as a holder of investment securities.

All risk management responsibilities are consolidated under a Chief Risk Officer. Surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default. The Chief Risk Officer is responsible for portfolio risk management and analysis, credit risk management and capital management, including surveillance, remediation and loss projections of the insured portfolio, including credit derivatives.

Ambac manages credit risk associated with its investment portfolio through adherence to specific investment guidelines. These guidelines establish limits based upon single risk concentration, asset type limits and minimum credit rating standards. Additionally, senior credit personnel monitor the portfolio on a continuous basis. Credit monitoring of the investment portfolio includes enhanced procedures on certain Alt-A residential mortgage backed securities which have experienced significant unrealized losses. Credit risks relating to derivative positions (other than credit derivatives) primarily concern the default of a counterparty. Counterparty default exposure is mitigated through the use of industry standard collateral posting agreements. For counterparties subject to such collateral posting agreements, collateral is posted when a derivative counterparty’s credit exposure exceeds contractual limits. Please refer to Note 3 “Investments”, located in Part II, Item 8, and “Liquidity and Capital Resources” in Management’s Discussion and Analysis, located in Part II, Item 7 for disclosures of collateral posted to Ambac under derivative contracts.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $404 million from its reinsurers at December 31, 2009. The largest reinsurer accounted for 6.2% of gross par outstanding at December 31, 2009.

As of December 31, 2009, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $31,831 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2009 and its rating levels as of March 10, 2010:

	Standard & Poor’s		Moody’s		Percentage of total ceded par	Net unsecured reinsurance recoverable (in thousands)(2)
Reinsurers	Rating	Outlook	Rating	Outlook
Assured Guaranty Re Ltd(1)	AA	Stable	A1	Negative Outlook	81.61%	$—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	9.07	—
Assured Guaranty Corporation	AAA	Negative Outlook	Aa3	Negative Outlook	8.66	22,582
Other					0.66	5,646

Total					100.00%	$28,228

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

During 2009, Ambac terminated all but one reinsurance contract with MBIA Insurance Corporation and Radian Asset Assurance, Inc. and all reinsurance contracts with Financial Guaranty Insurance Company, Swiss Reinsurance Company, Ram Reinsurance Limited, and Assured Guaranty Municipal Corporation (formerly known as Financial Security Assurance Inc.). Refer to Management’s Discussions and Analysis of Financial Condition and results of Operations “Financial Guarantee Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts” for a detailed discussion.

Market Risk. Market risk represents the potential for losses that may result from changes in the value of a financial instrument as a result of changes in market conditions. The primary market risks that would impact the value of Ambac’s financial instruments are interest rate risk, basis risk (e.g., taxable index rates relative to issue specific or tax-exempt index rates) and credit spread risk. Below we discuss each of these risks and the specific types of financial instruments impacted. Senior managers in Ambac’s Risk Management group are responsible for monitoring risk limits and applying risk measurement methodologies. The results of these efforts are approved by CRO. The estimation of potential losses arising from adverse changes in market conditions is a key element in managing market risk. Ambac utilizes various systems, models and stress test scenarios to monitor and manage market risk. This process includes frequent analyses of both parallel and non-parallel shifts in the benchmark interest rate curve and “Value-at-Risk” (“VaR”) measures. These models include estimates, made by management, which utilize current and historical market information. The valuation results from these models could differ materially from amounts that would actually be realized in the market.

Financial instruments for which fair value may be adversely affected by changes in interest rates consist primarily of investment securities, loans, investment agreement liabilities, obligations under payment agreements, long-term debt and interest rate derivatives. The following table summarizes the estimated change in fair value (based primarily on the valuation models discussed above) on these financial instruments, assuming immediate changes in interest rates at specified levels at December 31, 2009 and 2008:

Change in Interest Rates	Estimated Net Fair Value	Estimated Change in Net Fair Value
($ in millions)
2009:
300 basis point rise	$7,013	$(496)
200 basis point rise	7,184	(325)
100 basis point rise	7,351	(158)
Base scenario	7,509	—
100 basis point decline	7,661	152
200 basis point decline	7,807	298
300 basis point decline	7,948	439

2008:
300 basis point rise	$6,648	$(865)
200 basis point rise	6,928	(585)
100 basis point rise	7,216	(297)
Base scenario	7,513	—
100 basis point decline	7,819	306
200 basis point decline	8,133	620
300 basis point decline	8,458	945

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate and currency swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.02 million and $0.01 million at December 31, 2009 and 2008, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.06 million at December 31, 2009. There was no comparable Libor to Treasury sensitivity at December 31, 2008, as Ambac began using futures contracts to hedge interest rate exposure in 2009. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom (UKRPI). At December 31, 2009, Ambac would experience a mark-to-market gain or loss $0.01 million for a 1% change in UKRPI for all maturities. Each of the amounts above are presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, UKRPI and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The municipal interest rate swaps we provide require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate municipal bond. Beginning

2008, the current dislocation in the credit markets and the rating agency actions on Ambac Assurance led to increases in interest rates for those bonds and accordingly increases in Ambac’s payments under the interest rate swaps where Ambac pays an issue-specific rate, resulting in losses on those swaps. These swaps contain provisions that are designed to protect against certain forms of basis risk or tax reform. Such provisions include the ability of Ambac Financial Services to convert its rate from the underlying issue-specific bond rate to an alternative floating rate that is a tax-exempt index rate or a fixed percentage of a taxable index rate, in the event that the interest rate on the bond is adversely affected due to a credit downgrade or in the event the bonds are put to a liquidity provider under a liquidity facility. Since 2008, Ambac has (i) terminated the vast majority of these swaps, (ii) converted others to an alternative floating rate; or (iii) purchased the variable rate bonds for inclusion in the investment portfolio. As a result of these actions, the remaining notional value of affected variable-rate municipal bond swaps is $69 million as of December 31, 2009.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. During 2009, Ambac’s derivative subsidiary, Ambac Financial Services, wrote intercompany interest rate swaps to hedge exposure to rising interest rates in the credit derivative portfolio. These intercompany interest rate swaps are included in the company’s VaR measurements. For the years ended December 31, 2009 and 2008, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $4.5 million and $1.3 million, respectively. Ambac’s VaR ranged from a high of $6.5 million to a low of $2.2 million in 2009 and from a high of $3.3 million to a low of $0.6 million in 2008. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

The following table summarizes the net par exposure outstanding and net derivative asset (liability) balance related to credit derivatives as of December 31, 2009 by asset type.

($ in millions)	CDO of ABS	CLO	Other	Total
Net par outstanding	$16,718	$17,774	$8,784	$43,276
Net liability fair value	2,253	382	404	3,039

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at December 31, 2009:

Estimated Unrealized Gain/

(Loss) ($ in millions)

Change in Underlying Spreads	CDO of ABS	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(1,363)	$(450)	$(250)	$(2,063)	$(5,102)
250 basis point widening	(682)	(225)	(125)	(1,032)	(4,071)
50 basis point widening	(136)	(45)	(25)	(206)	(3,245)
Base scenario	—	—	—	—	(3,039)
50 basis point narrowing	136	45	25	206	(2,833)
250 basis point narrowing	677	217	115	1,009	(2,030)
500 basis point narrowing	1,322	295	193	1,810	(1,229)

Also included in the fair value of credit derivative liabilities is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Refer to Note 16 to the Consolidated Financial Statements located in item 8 of this Form 10-K for discussion of Ambac’s fair value measurements for credit derivatives incorporating Ambac spreads into the determination of fair value has resulted in a $13.2 billion reduction to the credit derivatives liability as of December 31, 2009. Ambac credit default swap spreads have narrowed from December 31, 2009 to March 24, 2010. Using the Ambac credit default swap spreads as of March 24, 2010 would have resulted in a fair value of credit derivative liabilities $308.8 million higher than that reported at December 31, 2009.

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at December 31, 2009:

Estimated Unrealized Gain/

(Loss) ($ in millions)

Change in Ambac Assurance credit spreads	CDO of ABS	CLO	Other	Total	Total Estimated Unrealized Gain (Loss)
5000 basis point widening	$803	$147	$165	$1,115	$(1,924)
2000 basis point widening	462	76	86	624	(2,415)
1000 basis point widening	267	42	48	357	(2,682)
Base scenario	—	—	—	—	(3,039)
1000 basis point narrowing	(410)	(53)	(62)	(525)	(3,564)
2000 basis point narrowing	(1,052)	(122)	(144)	(1,318)	(4,357)
5000 basis point narrowing	(11,797)	(525)	(676)	(12,998)	(16,037)

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

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 2000 basis points over LIBOR as of December 31, 2009. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at December 31, 2009, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $1.2 billion. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

Liquidity Risk. Liquidity risk relates to the possible inability to satisfy contractual obligations when due. This risk is present in financial guarantee contracts, derivative contracts and investment agreements. Ambac Assurance manages its liquidity risk by maintaining a comprehensive analysis of projected cash flows. Additionally, the financial guarantee business maintains a specified level of cash and short-term investments at all times. The investment agreement business manages liquidity risk by closely matching the maturity schedules of its invested assets, including hedges, with the maturity schedules of its investment agreement liabilities. Ambac Financial Services maintains cash and short-term investments and closely matches the date swap payments are made and received. Liquidity risk also exists in the derivative contract and investment agreement portfolios due to contract provisions which may require collateral posting or early termination of contracts.

Operational Risk. Operational risk relates to the potential for loss resulting from: inadequate or failed internal processes, loss of key personnel, breakdown of settlement or communication systems, inadequate execution of strategy or from external events, leading to disruption of our business. Events subject to operational risk include:

*	Internal Fraud—misappropriation of assets, intentional mismarking of positions,

*	External Fraud—theft of information, third-party theft and forgery,

*	Clients, Products, & Business Practice—improper trade, fiduciary breaches,

*	Damage to Physical Assets – vandalism,

*	Business Disruption & Systems Failures—software failures, hardware failures; and

*	Execution, Delivery, & Process Management—data entry errors, accounting errors, failed mandatory reporting, negligence.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of Ambac’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation in relation to the criteria established in Internal Control—Integrated Framework, management concluded that Ambac’s internal control over financial reporting is effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of Ambac’s internal control over financial reporting as of December 31, 2009.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited Ambac Financial Group, Inc. and subsidiaries’ (the “Company” or “Ambac”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Ambac maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ambac as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated April 9, 2010, expressed an unqualified opinion on those consolidated financial statements. The opinion refers to Note 1 which describes factors that raise substantial doubt about Ambac’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

New York, New York

April 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ambac Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules in this Form 10-K. These consolidated financial statements and financial statement schedules are the responsibility of Ambac Financial Group, Inc.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ambac Financial Group, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ambac Financial Group, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 9, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

The accompanying consolidated financial statements and financial statement schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, significant deterioration of the guaranteed portfolio coupled with the inability to write new financial guarantees has adversely impacted the business, results of operations and financial condition of the Company’s operating subsidiary, Ambac Assurance Corporation. Ambac Assurance Corporation is subject to significant regulatory oversight by the Office of the Commissioner of Insurance of the State of Wisconsin, including the recent establishment and rehabilitation of a segregated account of Ambac Assurance Corporation. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company has limited liquidity. Such factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements and financial statement schedules do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments on securities due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of April 1, 2009. Also as discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for financial guarantee contracts due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board as of January 1, 2009.

/s/ KPMG LLP

New York, New York

April 9, 2010

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
(Dollars in Thousands, Except per Share Data)	2009	2008
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $8,131,512 in 2009 and $11,080,723 in 2008)	$8,098,517	$8,537,676
Fixed income securities pledged as collateral, at fair value (amortized cost of $164,356 in 2009 and $277,291 in 2008)	167,366	286,853
Short-term investments (amortized cost of $962,007 in 2009 and $1,454,229 in 2008)	962,007	1,454,229
Other (cost of $1,278 in 2009 and $13,956 in 2008)	1,278	14,059

Total investments	9,229,168	10,292,817
Cash and cash equivalents	113,230	107,811
Receivable for securities sold	3,106	15,483
Investment income due and accrued	77,195	116,769
Premium receivables	3,718,158	28,895
Reinsurance recoverable on paid and unpaid losses	78,115	157,627
Deferred ceded premium	500,804	292,837
Subrogation recoverable	902,612	10,088
Deferred taxes	11,250	2,127,499
Current taxes	421,438	192,669
Deferred acquisition costs	279,704	207,229
Loans (includes $2,428,352 at fair value in 2009)	2,716,371	798,848
Derivative assets	605,905	2,187,214
Other assets	229,311	723,887

Total assets	$18,886,367	$17,259,673

Liabilities and Stockholders’ Equity:
Liabilities:
Unearned premiums	$5,687,114	$2,382,152
Losses and loss expense reserve	4,771,684	2,275,948
Ceded premiums payable	291,843	15,597
Obligations under investment and payment agreements	1,177,406	3,244,098
Obligations under investment repurchase agreements	113,527	113,737
Long-term debt (includes $2,789,556 at fair value in 2009)	4,640,184	1,868,690
Accrued interest payable	50,607	68,806
Derivative liabilities	3,536,858	10,089,895
Other liabilities	248,715	279,616
Payable for securities purchased	2,074	10,256

Total liabilities	20,520,012	20,348,795

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2009 and 2008; issued and outstanding shares—294,378,282 at December 31, 2009 and 2008	2,944	2,944
Additional paid-in capital	2,172,656	2,030,031
Accumulated other comprehensive loss	(24,827)	(1,670,198)
Accumulated deficit	(3,878,015)	(3,550,768)
Common stock held in treasury at cost, 6,780,093 shares at December 31, 2009 and 7,138,800 shares at December 31, 2008	(560,543)	(594,318)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,287,785)	(3,782,309)
Noncontrolling interest	654,140	693,187

Total stockholders’ deficit	(1,633,645)	(3,089,122)
Total liabilities and stockholders’ deficit	$18,886,367	$17,259,673

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Dollars in Thousands, Except Share Data)	Years Ended December 31,
	2009	2008	2007
Revenues:
Financial Guarantee:
Net premiums earned	$797,360	$1,022,757	$841,461
Net investment income	493,537	494,060	465,048
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(1,587,994)	(70,931)	—
Portion of loss recognized in other comprehensive income	17,276	—	—

Net other-than-temporary impairment losses recognized in earnings	(1,570,718)	(70,931)	—
Net realized investment gains	131,660	79,938	9,931
Change in fair value of credit derivatives:
Realized (losses) and gains and other settlements	(1,379,736)	(1,794,428)	76,434
Unrealized gains (losses)	5,192,663	(2,236,694)	(6,004,391)

Net change in fair value of credit derivatives	3,812,927	(4,031,122)	(5,927,957)
Other income	418,288	8,523	10,733
Financial Services:
Investment income	70,746	255,885	445,344
Derivative products	(207,210)	(134,198)	4,075
Other-than-temporary impairments:
Total other-than-temporary impairment losses	(283,858)	(451,932)	(40,080)
Portion of loss recognized in other comprehensive income	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(283,858)	(451,932)	(40,080)
Net realized investment gains	184,474	215,582	11,027
Net change in fair value of total return swap contracts	18,573	(129,565)	(30,499)
Net mark-to-market gains (losses) on non-trading derivative contracts	11,268	(15,792)	(9,059)
Corporate and Other:
Other income	34,121	3,309	5,050
Net realized investment gains	33	—	—

Total revenues	3,911,201	(2,753,486)	(4,214,926)

Expenses:
Financial Guarantee:
Losses and loss expenses	2,815,313	2,227,583	256,109
Underwriting and operating expenses	175,810	216,084	147,177
Interest expense on variable interest entity notes	10,668	13,488	4,622
Financial Services:
Interest from investment and payment agreements	34,131	234,977	420,005
Operating expenses	12,588	12,747	12,229
Corporate and Other:
Interest	119,626	114,226	85,740
Other expenses	18,160	45,752	13,941

Total expenses	3,186,296	2,864,857	939,823

Pre-tax income (loss) from continuing operations	724,905	(5,618,343)	(5,154,749)
Provision (benefit) for income taxes	739,521	(9,207)	(1,898,759)

Net loss	$(14,616)	$(5,609,136)	$(3,255,990)
Less: net (loss) gain attributable to the noncontrolling interest	(3)	112	(7,833)

Net loss attributable to Ambac Financial Group, Inc.	$(14,613)	$(5,609,248)	$(3,248,157)

Net loss per share	$(0.05)	$(22.31)	$(31.56)
Net loss per diluted share	$(0.05)	$(22.31)	$(31.56)
Weighted-average number of common shares outstanding:
Basic	287,671,222	251,391,680	102,929,122
Diluted	287,671,222	251,391,680	102,929,122

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)	Total	Comprehensive Income	Ambac Financial Group, Inc.						Noncontrolling Interest
			Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2007	$6,189,605	$—	$5,470,049	$187,518	$—	$1,092	$790,168	$(259,222)	$—
Sale of subsidiary shares to noncontrolling interest	—								—
Net Loss	$(3,255,990)	$(3,255,990)	(3,248,157)						(7,833)
Comprehensive loss:
Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($164,324)(1)	(200,493)	(200,493)		(200,493)
Loss on derivative hedges, net of deferred income taxes of ($8,692)	(11,719)	(11,719)		(11,719)
Loss on foreign currency translation, net of deferred income taxes of $463	753	753		859					(106)

Other comprehensive loss	(211,459)	(211,459)

Total comprehensive loss	(3,467,449)	(3,467,449)

Adjustment to initially apply FASB No. 158, net of deferred income taxes of $914	1,697			1,697
Dividends declared—common stock	(79,566)		(79,566)
Dividends on restricted stock units	(19)		(19)
Exercise of stock options	(34,534)		(34,534)
Issuance of stock	—
Stock-based compensation	41,273						41,273
Excess tax benefit related to share-based compensation	8,511						8,511
Cost of shares acquired	(449,392)							(449,392)
Shares issued under equity plans	61,828							61,828

Balance at December 31, 2007	$2,271,954		$2,107,773	$(22,138)	$—	$1,092	$839,952	$(646,786)	$(7,939)

Balance at January 1, 2008	$2,271,954	$—	$2,107,773	$(22,138)	$—	$1,092	$839,952	$(646,786)	$(7,939)
Sales of subsidiary shares to noncontrolling interest	700,000								700,000
Net loss	(5,609,136)	(5,609,136)	(5,609,248)						112
Comprehensive loss:
Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of ($838,871)(1)	(1,635,326)	(1,635,326)		(1,635,326)
Gain on derivative hedges, net of deferred income taxes of $7,440	9,303	9,303		9,303
Gain on foreign currency translation, net of deferred income taxes of ($11,866)	(21,023)	(21,023)		(22,037)					1,014

Other comprehensive loss	(1,647,046)	(1,647,046)

Total comprehensive loss	(7,256,182)	($7,256,182)

Adjustment to initially apply FASB No. 157 and 159, net of deferred income taxes of $10,826	20,102		20,102
Dividends declared—common stock	(15,804)		(15,804)
Dividends on restricted stock units	(33)		(33)
Exercise of stock options	(53,558)		(53,558)
Issuance of stock	1,182,032					1,852	1,180,180
Stock-based compensation	23,749						23,749
Excess cost related to share-based compensation	(13,850)						(13,850)
Cost of shares acquired	(1,090)							(1,090)
Shares issued under equity plans	53,558							53,558

Balance at December 31, 2008	$(3,089,122)		$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)	$693,187

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(Dollars in Thousands)	Total	Comprehensive Income	Ambac Financial Group, Inc.						Noncontrolling Interest
			Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2009	$(3,089,122)	$—	$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(11,178)						128,547		(139,725)
Net loss	(14,616)	(14,616)	(14,613)						(3)
Comprehensive income:
Other comprehensive income:
Unrealized gains on securities, net of deferred income taxes of $879,166(1)	1,734,803	1,734,803		1,734,803
Gain on derivative hedges, net of deferred income taxes of $617	1,145	1,145		1,145
Gain on foreign currency translation, net of deferred income taxes of $6,467	12,679	12,679		11,998					681

Other comprehensive gain	1,748,627	1,748,627

Total comprehensive gain	1,734,011	1,734,011

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Valuation allowance on equity	13,307		13,307
Net Change related to employee benefit plan	(510)			(510)
Dividends declared—subsidiary shares to noncontrolling interest	(12,509)		(12,509)
Dividends on restricted stock units	—		—
Stock-based compensation	(19,703)		(33,781)				14,078
Excess cost related to share-based compensation	—
Cost of shares acquired	(122)							(122)
Shares issued under equity plans	33,897							33,897

Balance at December 31, 2009	$(1,633,645)		$(3,878,015)	$(24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140

(1)	Disclosure of reclassification amount:

	2009	2008	2007
Unrealized holding gains (losses) arising during period	$685,979	$(1,944,299)	$(195,657)
Less: reclassification adjustment for net (losses) gains included in net (loss) income	(1,048,824)	(308,973)	4,836

Net unrealized gains (losses) on securities	$1,734,803	$(1,635,326)	$(200,493)

See accompanying Notes to Consolidated Financial Statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(Dollars in Thousands)	2009	2008	2007
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(14,613)	$(5,609,248)	$(3,248,157)
Noncontrolling interest in subsidiaries’ earnings	(3)	112	(7,833)

Net income (loss)	$(14,616)	$(5,609,136)	$(3,255,990)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,983	3,161	2,695
Amortization of bond premium and discount	(215,866)	(36,768)	1,243
Share-based compensation	14,078	17,414	37,339
Current income taxes	(228,769)	(290,495)	47,906
Deferred income taxes, net	1,243,587	822,286	(2,202,806)
Deferred acquisition costs	(80,187)	48,410	2,924
Unearned premiums, net	(801,900)	(545,517)	(87,214)
Losses and loss expenses	1,390,558	1,635,819	256,261
Ceded reinsurance balances payable	(387,541)	(16,838)	12,351
Investment income due and accrued	39,574	85,968	(9,538)
Premium receivables	904,700	6,161	(1,238)
Accrued interest payable	(48,784)	(44,637)	8,314
Net mark-to-market (gains) losses	(5,222,504)	2,382,051	6,043,949
Net realized investment gains	(316,167)	(295,520)	(20,958)
Other-than-temporary impairment charges	1,854,576	522,863	40,080
Other, net	15,526	468,790	68,085

Net cash (used in) provided by operating activities	(1,850,752)	(845,988)	943,403

Cash flows from investing activities:
Proceeds from sales of bonds	3,713,466	7,694,587	1,035,321
Proceeds from matured bonds	658,705	1,293,819	1,816,672
Purchases of bonds	(2,239,159)	(3,320,776)	(3,740,241)
Change in short-term investments	492,222	(575,190)	(567,280)
Securities purchased under agreements to resell	—	—	273,000
Loans, net	482,323	32,677	(242,254)
Recoveries from impaired investments	13	1,759	6,458
Change in swap collateral receivable	460,048	(577,063)	1,981
Cash acquired in consolidation of variable interest entities	1,013,260	—	—
Other, net	4,580	122,820	137

Net cash provided by (used in) investing activities	4,585,458	4,672,633	(1,416,206)

Cash flows from financing activities:
Dividends paid—common stockholders	—	(15,804)	(79,566)
Dividends paid—subsidiary shares to noncontrolling interest	(12,509)	—	—
Securities sold under agreements to repurchase	—	(100,000)	100,000
Proceeds from issuance of investment and payment agreements	96,140	84,412	2,501,559
Payments for investment and payment draws	(1,862,721)	(5,362,970)	(2,204,841)
Proceeds from issuance of long-term debt	—	228,969	673,991
Proceeds from issuance of subsidiary shares to noncontrolling interest	100,000	700,000	—
Retirement of subsidiary shares to noncontrolling interest	(11,178)	—	—
Payments for redemption of variable interest entity long-term debt	(998,133)	—	—
Capital issuance costs	(297)	(18,298)	(6,070)
Net cash collateral paid	(40,589)	(526,168)	(6,618)
Proceeds from issuance of common stock	—	1,182,032	—
Purchases of treasury stock	—	(1,090)	(449,392)
Proceeds from sale of treasury stock	—	—	27,294
Excess tax benefit related to share-based compensation	—	(13,850)	8,511

Net cash (used in) provided by financing activities	(2,729,287)	(3,842,767)	564,868

Net cash flow	5,419	(16,122)	92,065
Cash at January 1	107,811	123,933	31,868

Cash and cash equivalents at December 31	$113,230	$107,811	$123,933

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$29,641	$208,119
Interest expense on long-term debt	$101,016	$105,597	$83,016
Interest on investment agreements	$43,870	$276,494	$408,380

The company consolidated certain variable interest entities during the period.

In conjunction with the consolidation of these entities, liabilities were assumed as follows:

Fair value of assets consolidated	$3,021,513
Cash consolidated	1,013,260

Liabilities consolidated	$4,034,773

See accompanying Notes to Consolidated Financial Statements

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

1        BACKGROUND AND BASIS OF PRESENTATION

Ambac Financial Group, Inc. (“Ambac” or the “Company”) is a holding company incorporated in the state of Delaware. Ambac, through its subsidiaries, provided financial guarantees and financial services to entities in both the public and private sectors around the world. The long-term senior unsecured debt of Ambac is rated CC with a negative outlook by Standard & Poor’s Ratings Service, a Standard & Poor’s Financial Services LLC business (“S&P”), and C by Moody’s Investors Services, Inc. (“Moody’s”). Ambac’s principal financial guarantee operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”), a guarantor of public finance and structured finance obligations, has an R (Regulatory Intervention) financial strength rating by S&P, and a Caa2 financial strength rating on review for possible upgrade from Moody’s. These ratings reflect multiple downgrades in Ambac Assurance’s financial strength ratings from June 2008 through 2010.

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

Ambac’s principal business strategy going forward is to increase the residual value of our financial guarantee business by mitigating losses on poorly performing transactions and maximizing the yield on its investment portfolio. Prior to June 2009, Ambac had intended to reactivate Everspan Financial Guarantee Corp. (“Everspan”) for purposes of writing financial guarantee insurance in the U.S. public finance market; however, Ambac Assurance’s financial condition and market conditions hampered the Company’s efforts to raise third party capital. Since Ambac has been unable to raise capital for Everspan, it has postponed indefinitely its efforts to reactivate Everspan for this purpose. Moreover, as a result of the Segregated Account Rehabilitation Proceedings and the Proposed Settlement, it is unlikely that Ambac will be able to relaunch Everspan.

The financial strength rating downgrades and regulatory actions taken to date on Ambac Assurance have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results. Further, given the liquidity concerns at Ambac, the constraints imposed upon Ambac Assurance by the covenants made for the benefit of the Segregated Account and, if the Settlement Agreement is executed, the Counterparties (as described in Recent Developments below), and the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account, there can be no assurance that Ambac will be successful in realizing any of the foregoing strategies. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

New York Stock Exchange Update:

If the Company does not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist the Company’s common stock. The continued listing requirements of the NYSE applicable to the Company require, among other things, that the average closing price of the Company’s common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. The Company’s common stock currently trades below $1.00. On December 8, 2009, the Company received a notice from the NYSE that it had fallen below the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

continued listing standard relating to the price of its common stock for a 30 day consecutive period. On December 10, 2009, the Company informed the NYSE that it intends to cure such deficiency and bring its ordinary share price back to a level that exceeds $1.00 per share, within approximately six months. If at the end of such of such cure period the Company is unable to satisfy the NYSE criteria for continued listing, its common stock will be subject to delisting. Even if a listed company meets the numerical continued listing criteria, the NYSE reserves the right to assess the suitability of the continued listing of a company on a case-by-case basis whenever it deems appropriate and will consider factors such as unsatisfactory financial condition or operating results. A delisting of the Company’s common stock would negatively impact it by, among other factors, reducing the liquidity and likely market price of its common stock and reducing the number of investors willing or able to hold or acquire its common stock, each of which would negatively impact the Company’s stock price as well as its ability to raise equity financing.

Recent Developments:

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the request of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities, and in connection with such segregation Ambac Assurance has allocated to the Segregated Account (i) certain policies insuring or relating to credit default swaps, (ii) all residential mortgage-backed securities (“RMBS”) policies, (iii) certain other identified policies, including those relating to Las Vegas Monorail Company, and (iv) certain Student Loan Policies (as defined below) (collectively, the “Segregated Account Policies”). Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (but excluding recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments LLC and Juneau Investments LLC and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Net par exposure allocated to the Segregated Account is $67,751,000 as of February 28, 2010, which is inclusive of net par exposures assumed under reinsurance contracts, primarily from Ambac UK, in an aggregate amount of $22,985,000.

On March 24, 2010, the OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On March 24, 2010, the rehabilitation court also issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses based on early termination and the loss of control rights in insured transactions. Pursuant to the Verified Petition filed in Wisconsin in connection with such proceedings, the OCI has stated that it will seek the approval of the rehabilitation court for a plan of rehabilitation with respect to the Segregated Account (the “Segregated Account Rehabilitation Plan”). The Verified Petition states that the Segregated Account Rehabilitation Plan will, if approved, provide, among other things, that the holders of Segregated Account Policies shall receive in respect of claims made a combination of (i) cash and (ii) surplus notes (the “Segregated Account Surplus Notes”) with the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

same terms as the Ambac Assurance Surplus Notes (as defined below). Until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be in approximately six months, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court.

The Segregated Account is capitalized by a $2 billion secured note due 2050 issued by Ambac Assurance (the “Secured Note”) and an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”). In addition, the Plan of Operation (as defined below) provides that Ambac Assurance’s General Account (as defined below) may issue surplus notes directly to holders of Segregated Account Policies to satisfy the portion of claim liability not paid by the Segregated Account in cash or in Segregated Account Surplus Notes.

Pursuant to the terms of the Plan of Operation, assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the business placed therein. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in Ambac Assurance’s General Account will not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement (as defined and described below).

The Secured Note will be subject to mandatory prepayment on demand in an amount equal to (i) the cash portion of claim liabilities, loss settlements, commutations and purchases of Segregated Account Policies (or related insured obligations) due and payable by the Segregated Account (“Segregated Account Policy Cash Payments”), amounts due and payable by the Segregated Account arising out of the non-policy obligations allocated thereto, and any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing, provided in each case such amounts due and payable are in accordance with the Segregated Account Rehabilitation Plan (as defined below) and not otherwise disapproved by the rehabilitator of the Segregated Account plus (ii) amounts due and payable by the Segregated Account in respect of specified administrative expenses of the Segregated Account plus (iii) other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus (iv) the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. In addition, if an event of default occurs under the Secured Note, the Segregated Account is entitled to accelerate the outstanding principal amount due under the Secured Note.

Ambac Assurance is not obligated to make payments on the Secured Note if its surplus as regards policyholders is (or would be) less than $100 million, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). Interest accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in installment premiums received in respect of the Segregated Account Policies; reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account. Pursuant to the Secured Note, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

approval of the OCI and the rehabilitator of the Segregated Account, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

Pursuant to the Reinsurance Agreement, Ambac Assurance has agreed to pay Segregated Account Policy Cash Payments, any cash interest payment and cash principal repayment under any Segregated Account Surplus Notes in connection with any of the foregoing and other amounts directed to be paid by the rehabilitator of the Segregated Account in conjunction with the rehabilitation proceeding, minus the amount of the Segregated Account’s liquid assets as determined by the Segregated Account. Ambac Assurance’s liability under the Reinsurance Agreement will attach only after all principal under the Secured Note has been paid. In addition, no payment under the Reinsurance Agreement will be required if Ambac Assurance’s surplus is less (or would be less) than the Minimum Surplus Amount. The Reinsurance Agreement contains the same covenants for the benefit of the Segregated Account as those that appear in the Secured Note, as described in the preceding paragraph.

Policy obligations not transferred to the Segregated Account remain in the general account of Ambac Assurance (the “General Account”), and such policies in the General Account are not subject to and, therefore, will not be directly impacted by, the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

The Segregated Account will be operated in accordance with a Plan of Operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement and the Cooperation Agreement). These operative documents provide that the Segregated Account will act exclusively through the rehabilitator.

During the Segregated Account Rehabilitation Proceedings, the rehabilitator of the Segregated Account has the authority to control the management of the Segregated Account. Ambac Assurance will provide certain management and administrative services to the Segregated Account and the rehabilitator pursuant to a Management Services Agreement (the “Management Services Agreement”), including information technology services, credit exposure management, treasury, accounting, tax, management information, risk management, loss management, internal audit services and business continuity services. Services will be provided at cost, subject to mutual agreement of the Segregated Account and Ambac Assurance. Either party may terminate the Management Services Agreement for cause upon 120 days written notice (or such shorter period as the rehabilitator may determine) and the Segregated Account may terminate without cause at any time upon at least 30 days prior notice. If the Segregated Account elects to terminate the Management Services Agreement, Ambac Assurance will not have the right to consent to the replacement services provider.

Ambac Assurance and the Segregated Account have also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which the parties have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses (including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses to the extent not reimbursed under the Secured Note, subject to the Minimum Surplus Amount). Ambac Assurance has made certain covenants to the Segregated Account, including an agreement to not enter into any transaction involving more than $5 million (or such higher amount as is agreed with the rehabilitator) without the Segregated Account’s prior consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual budget and projection for Ambac Assurance and its subsidiaries for the forthcoming fiscal year, as well as quarterly updates thereto. The

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above.

Outline of Proposed Settlement Agreement

On March 24, 2010, Ambac Assurance reached a non-binding agreement (the “Proposed Settlement”) with certain counterparties (the “Counterparties”) to outstanding credit default swaps with ACP that were guaranteed by Ambac Assurance. The Proposed Settlement provides that Ambac Assurance will enter into a settlement agreement (the “Settlement Agreement”) with the Counterparties, pursuant to which it will commute all of the ABS CDO transactions insured by Ambac Assurance (the “Commuted ABS CDO Obligations”). The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed. In addition, the terms of the Proposed Settlement, as negotiated to date, may change prior to the Closing Date (as defined below), or the transactions contemplated by the Proposed Settlement may not be consummated at all. Pursuant to the terms of the Proposed Settlement, in exchange for the termination of the Commuted ABS CDO Obligations, Ambac Assurance shall transfer to the Counterparties in the aggregate (i) $2.6 billion in cash and (ii) $2 billion of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”). Each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to provide a release of the other party relating to any credit default swaps or financial guaranty insurance policies commuted pursuant to the Proposed Settlement. In addition, each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to negotiate in good faith a general release relating to all actions taken or omitted to be taken prior to the Closing Date, subject to certain exceptions. In addition to the commutation of the Commuted ABS CDO Obligations, Ambac Assurance will also commute certain additional obligations (the “Additional Commuted Obligations”).

The Ambac Assurance Surplus Notes shall have a maturity date of ten years from the Closing Date. Interest on the Ambac Assurance Surplus Notes shall be payable annually at the annual rate of 5.1%. All payments of principal and interest on the Ambac Assurance Surplus Notes shall be subject to the prior approval of OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid or otherwise. Ambac Assurance and the Counterparties have agreed to negotiate in good faith (but shall be under no obligation to agree to) bilateral redemption provisions applicable to the Ambac Assurance Surplus Notes. The parties to the Proposed Settlement shall also agree to consider in good faith any alternative proposal intended to mitigate the risk that the issuance of the Ambac Assurance Surplus Notes will adversely impact the preservation of Ambac Assurance’s net operating losses (the “NOLs”), so long as implementation of such alternative proposal would not adversely affect the interests of the Counterparties.

The Settlement Agreement shall provide that Ambac Assurance’s payment obligations relating to financial guarantee insurance policies on bonds, certificates, notes or other securities payable from certain specified student loan assets (“Student Loan Policies”) shall be transferred to the Segregated Account. The Segregated Account Rehabilitation Plan will, if approved, provide that Ambac Assurance may, with the approval of the OCI, cause additional Student Loan Policies to be transferred to the Segregated Account.

Counterparties to credit default swaps with ACP with respect to which policies remain in the General Account have agreed to temporarily forbear from terminating or accelerating the obligations of ACP under such credit default swaps or asserting any claims against Ambac Assurance or any affiliate thereof based upon the Segregated Account Rehabilitation Proceedings or events relating thereto until the earlier of (i) May 23, 2010 and (ii) the occurrence of certain termination events (the “Forbearance Period”). Effective on the date of the closing of the transactions contemplated by the Settlement Agreement (the “Closing Date”), the credit default swaps remaining in the General Account (primarily, credit default swaps with respect to certain collateralized

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

loan obligations) will be amended to remove certain events of default and termination events, including those arising from the Segregated Account Rehabilitation Proceedings.

Assumed reinsurance obligations of Ambac Assurance (except for reinsurance assumed from Everspan) shall be allocated to the Segregated Account and, pursuant to the Segregated Account Rehabilitation Plan when it is approved shall be treated consistent with the junior priority of such obligations in liquidation.

It is expected that, on or prior to the Closing Date and the consummation of the Proposed Settlement, the articles of incorporation of Ambac Assurance shall be amended to provide that, not later than 120 days after the Closing Date, the board of directors of Ambac Assurance shall be reconstituted (whether by the appointment of additional directors, the resignation of current directors to be replaced with new directors, or a combination of the foregoing) so that at all times thereafter at least one-third of the total number of members of the board (and not less than three such members) are independent, qualified and unaffiliated with Ambac Assurance (“Unaffiliated Directors”), any Counterparty or any of their respective affiliates. Unaffiliated Directors will not include directors, if any, appointed by the holders of Ambac Assurance’s Auction Market Preferred Shares.

The Settlement Agreement is also expected to include covenants that shall remain in force until the redemption of all of the Ambac Assurance Surplus Notes as approved by OCI, and can be amended or waived with (i) the consent of 50% in face amount of the Ambac Assurance Surplus Notes that cast a ballot and (ii) the approval of OCI. The covenants are expected to include the following (the “Covenants”):

•	At all times after the 120th day after the Closing Date and prior to the expiration of the Covenants, at least one-third of the board of directors of Ambac Assurance shall be Unaffiliated Directors;

•

Ambac Assurance shall not write new business or guarantee or reinsure any new Everspan business (including under any existing treaties) so long as any Ambac Assurance Surplus Notes held by Counterparties remain outstanding, unless approved by OCI and Ambac Assurance has a financial strength rating of at least A (and is not on negative watch for downgrade) from at least two nationally recognized rating agencies. New business may be undertaken by Everspan with an infusion of new outside capital, if approved by the board of directors of Ambac Assurance, including a majority of the Unaffiliated Directors;

•

Except as expressly contemplated by the Settlement Agreement, Ambac Assurance shall not issue or assume any surplus notes, policies or other material obligations that are pari passu with or senior to the Ambac Assurance Surplus Notes (including, without limitation, debt instruments of affiliates that are structurally senior to the Ambac Assurance Surplus Notes), other than the Segregated Account Surplus Notes or any other surplus notes or other material obligations approved for issuance by the rehabilitation court in satisfaction or partial satisfaction of any liabilities of the Segregated Account;

•	While the Ambac Assurance Surplus Notes are outstanding, all other surplus notes issued by Ambac Assurance shall be on terms no more favorable to the noteholder than the Ambac Assurance Surplus Notes;

•	Ambac Assurance shall provide Counterparties who are holders of Ambac Assurance Surplus Notes with quarterly financial information, as specified in the Settlement Agreement;

•

No mergers, sales, pledges or other transfers of 10% or more of Ambac Assurance’s assets (in one transaction, a series of related transactions or a series of unrelated transactions that occur within a 6-month time period), dividends, cedes of material business, or investments shall be permitted, in each case, whether such transaction is with an affiliate or a third party, except as follows:

•

Transactions by the Segregated Account approved by the rehabilitation court pursuant to a final and non-appealable order of the rehabilitation court or a plan of rehabilitation approved by a final and non-appealable order of the rehabilitation court;

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

•

Dividends or loans (approved by OCI) in an amount (i) up to $52 million per annum solely to pay interest on indebtedness outstanding as of March 15, 2010 (at the rate of interest applicable on March 15, 2010) that remains outstanding at the time of such dividend or loan, to the extent allowed by OCI, and (ii) up to $7.5 million per annum solely to pay operating expenses of the Company, to the extent allowed by OCI; provided, that, concurrently with any such permitted dividend or loan, the total principal amount of all outstanding surplus notes shall be prepaid on a pro rata basis by an amount equal to the amount of such permitted payment;

•

Investments in accordance with investment guidelines as required by statutory accounting principles and as approved by OCI, provided, that Ambac Assurance’s investment plan and performance shall be reviewed at least annually by its board of directors and modified as necessary and approved by the board of directors of Ambac Assurance (including a majority of the Unaffiliated Directors);

•

Calls or purchases of Ambac Assurance Surplus Notes on a non-pro rata basis or redemptions of Ambac Assurance Surplus Notes on a pro rata basis funded solely with new equity capital or Ambac Assurance funds, in each case subject to the approval of OCI;

•	Transactions related to and arising from the ongoing RMBS liability remediation efforts and any other loss mitigation activities approved by the rehabilitation court;

•	Bulk cession(s) of liabilities to direct or indirect subsidiaries together with a transfer of corresponding assets and necessary capital as approved by OCI; and

•

Transactions otherwise not permitted by the Covenants if approved by OCI and if, after giving effect thereto, Ambac Assurance has a financial strength rating of at least A (and is not on negative watch for downgrade) from at least two nationally recognized rating agencies.

•

With respect to any financial guaranty insurance policy commuted or credit default swap terminated pursuant to the Settlement Agreement, Ambac Assurance shall cooperate with any reasonable requests of the Counterparties to assist in the restructuring of the underlying insured transactions, including, without limitation, by transferring any voting or consent rights held by Ambac Assurance to such Counterparty to the extent permitted by the transaction documents;

•

Ambac Assurance shall not enter into any tax-sharing agreement with the Company or any of its affiliates adverse to Ambac Assurance. Without limiting the generality of the foregoing, immediately prior to the Closing Date, the existing tax sharing agreement among the members of the consolidated tax group of which the Company is the common parent shall be terminated as to Ambac Assurance and its subsidiaries, including Everspan (the “Ambac Assurance Subgroup”), and shall be replaced by an agreement that recognizes the consolidated NOL of the group as an asset of the Ambac Assurance Subgroup and that requires the Company to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that the Company shall not be required to compensate Ambac Assurance for the Company’s use of net operating losses in connection with cancelation of debt (“COD”) income associated with restructurings of its bonds outstanding as of March 15, 2010;

•	The Counterparties shall be entitled pursuant to the Settlement Agreement to specific enforcement of the foregoing covenants; and

•	All transactions between Ambac Assurance and its affiliates shall be approved by a majority of the Unaffiliated Directors.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Depending upon the final terms of the Ambac Assurance Surplus Notes and the final terms of the Settlement Agreement, it is possible the Ambac Assurance Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Ambac Assurance Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Ambac Assurance Surplus Notes represent more than 20% of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Company Consolidated Tax Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance as the new common parent and Ambac Assurance’s affiliated subsidiaries (the “Ambac Assurance Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of the Company Consolidated Tax Group, Ambac Assurance’s NOL (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by the Company or any of the remaining members of the Company Consolidated Tax Group to reduce the U.S. federal income tax liabilities of the Company Consolidated Tax Group. This could result in a material increase in the tax liabilities of the Company Consolidated Tax Group. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to the Company Consolidated Tax Group, including certain favorable rules relating to transactions occurring between members of the Company Consolidated Tax Group and members of the Ambac Assurance Consolidated Tax Group.

If the Ambac Assurance Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Ambac Assurance Surplus Notes represent more than 50% of the total value of the stock of Ambac Assurance, the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Assurance Consolidated Tax Group) may be subject to limitation including the limitation provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If Section 382 were applicable with respect to the Ambac Assurance Consolidated Tax Group, in general the Ambac Assurance Consolidated Tax Group annual use of the group’s NOL may be limited to an amount equal to the product of (i) the value of the Ambac Assurance Consolidated Tax Group’s stock and (ii) the applicable federal long term tax exempt interest rate. However, certain exemptions to the Code Section 382 limitation may be applicable. In light of these potential exemptions, the parties to the Settlement Agreement have agreed to consider in good faith certain alternative proposals intended to mitigate the risk that the issuance of the Ambac Assurance Surplus Notes will adversely impact the preservation of Ambac Assurance’s NOL, so long as implementation of such alternative proposal would not adversely affect the interest of the Counterparties.

Furthermore, to the extent Ambac Assurance is no longer characterized as a member of the Company Consolidated Tax Group, the Ambac Assurance Consolidated Tax Group may not reconsolidate with the Company Consolidated Tax Group for a period of five years following such event, even if the Company were to be characterized as reacquiring or owning 80% or more of the stock of the Ambac Assurance Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the Ambac Assurance Consolidated Tax Group and any reconsolidation with the Company Consolidated Tax Group, the acquisition by the Company Consolidated Tax Group of additional value with respect to the stock of the Ambac Assurance Consolidated Tax Group may also result in the imposition of a Code Section 382 limitation with respect to the Ambac Assurance Consolidated Tax Group’s NOL reducing or eliminating the potential tax benefit of the NOLs to the Company Consolidated Tax Group.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsures on a quota share basis 90% of the liabilities under policies issued by Ambac UK, and reinsures on an excess of loss basis Ambac UK policy liabilities in excess of £500,000. Ambac UK has sent Ambac Assurance notices of termination with respect to the AUK Reinsurance Agreement in which Ambac UK demands payment of unearned premium reserves, loss reserves and loss adjustment expense reserves related to the reinsured policies, less ceding commissions and certain adjustments. Ambac Assurance has not agreed or accepted that the purported termination of the AUK Reinsurance Agreement was valid.

Pursuant to the Segregated Account Rehabilitation Proceedings, the liabilities of Ambac Assurance under the AUK Reinsurance Agreement have been allocated to the Segregated Account; as such, the rehabilitator of the Segregated Account will determine the actions, if any, to be taken in respect of the AUK Reinsurance Agreement.

Impact on Ambac

Ambac’s liquidity and solvency, both on a near-term basis and a long-term basis, is largely dependent on dividends and other payments from Ambac Assurance and on the residual value of Ambac Assurance. Ambac’s principal uses of liquidity are for the payment of principal (including maturing principal in the amount of $142,500 in August 2011) and interest on its debt (including annual interest expense of approximately $88,700, after taking into account the deferral of interest on the DISCs), its operating expenses, and capital investments in and loans to its subsidiaries. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional strain on its capital. As a result of the Segregated Account Rehabilitation Proceedings and the Proposed Settlement (if consummated), it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

Under the terms of the proposed Segregated Account Rehabilitation Plan, Ambac Assurance will issue surplus notes to policyholders of the Segregated Account. The aggregate amount of these surplus notes could be substantial, and the surplus notes will rank senior to Ambac’s equity investment in Ambac Assurance. Therefore, the issuance of the surplus notes will reduce Ambac’s equity investment in Ambac Assurance, as any residual value of Ambac Assurance will likely be for the benefit of holders of surplus notes. In addition, as a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains significant decision-making authority with respect to the Segregated Account and has the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance, and such decisions will be for the benefit of policyholders and will not take into account the interests of securityholders of Ambac. Actions taken by the rehabilitator could further reduce the equity value of Ambac Assurance.

While Ambac does not believe that the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, debt holders may assert that the Segregated Account Rehabilitation Proceedings constitute an event of default and may seek to accelerate the debt. In addition, Ambac may consider, among other things, a negotiated restructuring of its outstanding debt through a prepackaged bankruptcy proceeding or may seek bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups. No assurance can be given that Ambac will be successful in executing any or all of these strategies.

While management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations thereafter, and its liquidity may run out prior to the second quarter of 2011. Further, Ambac may decide prior to the third quarter of 2010 not to pay interest on its debt.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation.

Codification and references:

In June 2009, the FASB issued ASC Topic 105, Generally Accepted Accounting Principles, which applies to financial statements of nongovernmental entities that are presented in conformity with GAAP. On July 1, 2009, the FASB launched its Accounting Standards Codification (the “Codification”). Pursuant to ASC Topic 105, the Codification will become the sole source of authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009, except for rules and interpretive releases of the SEC, which are sources of authoritative U.S. GAAP for SEC registrants. Ambac adopted the provisions of ASC Topic 105 effective September 30, 2009. The adoption of ASC Topic 105 required Ambac to modify its disclosures within this report related to references to sources of authoritative U.S. GAAP applied and did not have any effect on Ambac’s financial condition, results of operations or cash flows.

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

There are two different accounting frameworks applicable to special purpose entities (“SPEs”); the qualifying SPE (“QSPE”) framework under ASC Topic 860, Transfers and Servicing and the variable interest entity (“VIE”) framework under ASC Topic 810, Consolidation. The applicable framework depends on the nature of the entity and Ambac’s relationship to that entity.

The QSPE framework is applicable when an entity transfers (sells) financial assets to a SPE meeting certain criteria as defined in ASC Topic 860. These criteria are designed to ensure that the activities of the entity are essentially predetermined in their entirety at the inception of the vehicle, decision making is limited and restricted to certain events and that the transferor of the financial assets cannot exercise control over the entity and the assets therein. Entities meeting these criteria are not consolidated by the transferor or other counterparties, as long as the entity does not have the unilateral ability to liquidate or to cause it to no longer meet the QSPE criteria. Refer to Note 10 for a detailed discussion of Ambac’s involvement with QSPEs and how Ambac adheres to the QSPE criteria for its medium-term note issuance program and does not consolidate those SPEs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

When the SPE does not meet the QSPE criteria, consolidation is assessed pursuant to ASC Topic 810. Under ASC Topic 810, a VIE is defined as an entity that is not assessed for consolidation by determining which party maintains a controlling voting interest. As such, a VIE (i) lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties, (ii) equity owners lack the right to make significant decisions affecting the entity’s operations, and (iii) equity owners do not have an obligation to absorb or the right to receive the entity’s losses or returns.

ASC Topic 810 requires a variable interest holder (e.g., an investor in the entity or a financial guarantor) to consolidate that VIE if that holder will absorb a majority of the expected losses of the VIE, receive a majority of the residual returns of the VIE, or both. Refer to Note 10 for a detailed discussion of Ambac’s involvement in VIEs, Ambac’s methodology for determining whether Ambac is required to consolidate a VIE and the effects of VIEs consolidated.

In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16 “Transfers and Servicing (Topic 860): Accounting for Transfer of Financial Assets” to eliminate the concept of QSPE; and ASU 2009-17 “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” to modify the approach in determining whether a reporting entity is required to consolidate a VIE. Refer to Future Application of Accounting Standards below for more details.

Application of the New Financial Guarantee Accounting Standard:

In May 2008, the FASB issued a standard to clarify existing accounting guidance for financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities (i.e., loss reserves). ASC Topic 944 is required to be applied to financial guarantee insurance contracts inforce upon adoption and to new financial guarantee contracts issued in the future. As a result of adopting financial guarantee amendments to ASC Topic 944 on January 1, 2009, a cumulative effect adjustment of ($381,716) was recorded to the opening balance of retained earnings at January 1, 2009. Accordingly certain line items in the financial statements will not be comparable between periods. The impact of adopting this guidance on the Ambac’s balance sheet is as follows:

	As reported at December 31, 2008	As adjusted for ASC Topic 944 at January 1, 2009	Transition adjustment
Assets:
Premiums receivable	$28,895	$4,622,858	$4,593,963
Reinsurance recoverable on ceded losses	157,627	257,721	100,094
Deferred ceded premiums (formerly prepaid reinsurance)	292,837	1,215,996	923,159
Deferred acquisition costs	207,229	199,517	(7,712)

Total	$686,588	$6,296,092	$5,609,504

Liabilities:
Unearned premiums	$2,382,152	$7,204,206	$4,822,054
Loss and loss expense reserve	2,275,948	2,716,138	440,190
Ceded premiums payable	15,597	679,384	663,787
Other liabilities	279,616	344,805	65,189

Total	$4,953,313	$10,944,533	$5,991,220

Reduction to opening retained earnings upon adoption			$(381,716)

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

Net Premiums Earned:

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at December 31, 2009 is 2.7% and 10.2 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

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

Below is the premium receivable roll-forward for the period ended December 31, 2009:

Premium receivable at December 31, 2008	$28,895
Impact of adoption of ASC Topic 944	4,593,963

Premium receivable at January 1, 2009	4,622,858
Premium payments received	(416,280)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(628,421)
Accretion of premium receivable discount	111,587
Other adjustments (including foreign exchange)	28,414

Premium receivable at December 31, 2009	$3,718,158

Similar to gross premiums, premiums ceded to reinsurers are paid either upfront or in installments. For premiums paid upfront, a deferred ceded premium asset is established which is initially recorded as the cash amount paid. For installment premiums, a ceded installment premiums payable liability and offsetting deferred ceded premium asset are initially established in an amount equal to: i) the present value of future contractual premiums due or, ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable, the present value of premiums to be paid over the life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. Premiums ceded to reinsurers reduce the amount of premiums earned by Ambac from its financial guarantee insurance policies. For both up-front and installment premiums, ceded premiums written are primarily recognized in earnings in proportion to and at the same time the related gross premium revenue is recognized. For premiums paid to reinsurers on an installment basis, Ambac records the present value of future ceding commissions as an offset to ceded premiums payable, using the same assumptions noted above for installment premiums. The ceding commission revenue associated with the ceding premiums payable is deferred (as an offset to deferred acquisition cost) and recognized in income in proportion to ceded premiums.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at December 31, 2009:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
March 31, 2010	$82,245	$105,945
June 30, 2010	7,977	105,629
September 30, 2010	79,043	105,019
December 31, 2010	88,167	103,285

Twelve months ended:
December 31, 2011	322,811	391,422
December 31, 2012	300,257	355,622
December 31, 2013	279,872	327,172
December 31, 2014	269,774	304,409

Five years ended:
December 31, 2019	1,115,880	1,225,395
December 31, 2024	923,871	914,742
December 31, 2029	746,190	664,685
December 31, 2034	465,144	382,576
December 31, 2039	169,294	145,380
December 31, 2044	47,474	41,829
December 31, 2049	11,157	11,012
December 31, 2054	1,176	2,185
December 31, 2059	5	3

Total	$4,910,337	$5,186,310

(1)	The future undiscounted premiums expected to be collected and future net premiums earned disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the year ended December 31, 2009 was $209,906. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Prior to the adoption of ASC Topic 944, up-front premiums written were allocated to each bond maturity proportionately based on total principal amount guaranteed and were recognized as premiums on a straight-line basis over the term of each maturity. Installment insurance premiums written were recognized as premiums earned over each installment period, typically one year or less, on a straight-line basis. Premium earnings under both the upfront and installment revenue recognition methods were in proportion to the principal amount guaranteed and resulted in higher premium earnings during periods where guaranteed principal is higher. When an issue insured by Ambac Assurance had been refunded or called, the remaining unrecognized premium (net of refunding credits, if any) was recognized at that time.

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

CLASS V – “Fully Reserved”

The credit has defaulted and payments have occurred. The claim payments are scheduled and known, reserves have been established to fully cover such claims, and no claim volatility is expected.

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”), which is comprised of Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve at December 31, 2009 was 2.9%.

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

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes information related to policies currently included in Ambac’s loss reserves at December 31, 2009:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	7	7	21	89	90	1	215
Remaining weighted-average contract period (in years)	13	9	13	9	6	8	8
Gross insured contractual payments outstanding:
Principal	$26,385	$352,659	$4,298,063	$16,649,368	$12,014,840	$747	$33,342,062
Interest	38,884	55,862	1,548,616	5,021,388	3,500,538	164	10,165,452

Total	$65,269	$408,521	$5,846,679	$21,670,756	$15,515,378	$911	$43,507,514

Gross claim liability	$219	$100,229	$149,778	$3,864,109	$5,350,348	$911	$9,465,594
Less:
Gross potential recoveries	—	(3,818)	(10,628)	(1,171,701)	(2,594,919)	—	(3,781,066)
Discount, net	6,216	(7,482)	(23,038)	(217,998)	(1,153,424)	(54)	(1,395,780)

Net claim liability (excluding reinsurance)	6,435	88,929	116,112	2,474,410	1,602,005	857	4,288,748

Gross Unearned premium revenue	6,290	4,691	58,967	263,130	146,489	—	479,567

Claim liability reported in the balance sheet (excluding reinsurance)	$145	$84,238	$57,145	$2,211,280	$1,455,516	$857	$3,809,181

Reinsurance recoverables reported in the balance sheet	$21	$3,541	$3,481	$38,831	$32,241	—	$78,115

*	Excludes $32,850 gross of reinsurance and $32,452 net of reinsurance, of loss adjustment expense reserves.

Loss reserves on non-defaulted credits were $2,646,517 at December 31, 2009. These loss reserves were comprised of 130 credits with net par of $21,424,301. Loss reserves on defaulted credits were $1,098,352 at December 31, 2009, comprising 85 credits with net par outstanding of $11,345,697. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $32,452 and $33,579 at December 31, 2009 and December 31, 2008, respectively. Loss reserves ceded to reinsurers at December 31, 2009 and 2008 were $64,311 and $136,102, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Prior to the adoption of ASC Topic 944, the liability for losses and loss expense reserves consisted of active credit and case basis credit reserves. Both the active credit and case basis credit reserves were recognized on a discounted basis. The discount rate was equal to the average rate of return on the admitted assets of the insurance enterprise. Active credit reserves were for probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or have defaulted, but had not been reported as of the reporting date. Case basis credit reserves were for losses insured on obligations that have defaulted. Upon the occurrence of a payment default, the related active credit reserve was transferred to case basis credit reserve. Additional

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

provisions for losses upon further credit deterioration of a case basis exposure were initially recorded through the active credit reserve and subsequently transferred to case basis credit reserves. Our case reserves represented the present value of anticipated loss and loss expense payments expected over the estimated period of default. Loss and loss expense reserves considered anticipated defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights. The estimate did not consider future installment premium receipts, as the likelihood of such receipts was remote.

Active credit reserves were $969,219 at December 31, 2008 and were comprised of 120 credits with net par of $14,779,793. Included in the calculation of active credit reserves at December 31, 2008 was the consideration of $49,819 of reinsurance which would be due Ambac from reinsurers, upon default of the insured obligation. Case basis credit reserves were $1,126,959 at December 31, 2008. The case basis credit reserves at December 31, 2008 was comprised of 36 credits, with net par outstanding of $6,961,420. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with class IA to class V credits.

Ambac provided information on the classification of its loss reserve between active credit reserve and case basis credit reserve for the purpose of disclosing the components of the total reserve that related to exposures that have not yet defaulted and those that have defaulted. The total reserve (active credit and case basis) was $2,265,860 at December 31, 2008.

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. These transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available. To effect a repurchase, depending on the transaction, the sponsor is contractually required to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss. Notwithstanding the material breaches of representations and warranties, Ambac has continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations.

Ambac has updated its estimated discounted subrogation recoveries from $859,529 at December 31, 2008 to $2,026,266 at December 31, 2009. Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”), and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known.

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool and incorporates a realization factor applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor incorporates our views about the uncertainties surrounding the settlement negotiation and litigation processes.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans represent only 40% of the impaired population of loans, only 4% of the original number of loans in the pool and the breach rate in the sample was pervasive.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac’s past experience with similar mortgage loan disputes is that it takes approximately three years from the identification of loans with material breaches to resolution with the sponsor. Using this experience as a basis for projecting the future subrogation cash flows, we assumed recovery in 2011 for eleven transactions and 2012 for the eight transactions added in 2009, discounted at a risk-free rate of 1.88%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and two first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of six sponsors represent the nineteen transactions which have been reviewed as of December 31, 2009. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

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

Investments:

ASC Topic 320, Investment—Debt and Equity Securities requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by ASC Topic 320. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Loss in Stockholders’ Equity and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or valuation results from valuation models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. Premiums and discounts for bonds that do not have a large number of similar underlying loans to consider estimates of future principal payments, typically corporate and municipal bonds, are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Certain short-term investments, such as money market funds, are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible impairment that is other than temporary in accordance with ASC Topic 320. Factors considered when assessing impairment include: (i) debt securities whose fair values have declined by 20% or more below amortized cost; (ii) debt securities whose market values have declined by 5% or more but less than 20% below amortized cost for a continuous period of at least six months; (iii) recent downgrades by rating agencies; (iv) the financial condition of the issuer and financial guarantor as applicable and analysis of projected defaults on the underlying collateral; (v) whether scheduled interest payments are past due; and (vi) whether Ambac has the ability and intent to hold

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the security for a sufficient period of time to allow for anticipated recoveries in fair value. If we believe a decline in the fair value of a particular investment is temporary, we record the decline as an unrealized loss net of tax in Accumulated Other Comprehensive Loss in Stockholders’ Equity on our Consolidated Balance Sheets. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1 of ASC Topic 320. ASC Paragraph 320-10-65-1 amends existing GAAP guidance for recognition of other-than-temporary impairments of debt securities and presentation and disclosure of other-than-temporary impairments of debt and equity securities. Under the new guidance, if an entity assesses that it either (i) has the intent to sell its investment in a debt security or (ii) more likely than not will be required to sell the debt security before its anticipated recovery of the amortized cost basis less any current period credit impairment, then an other-than-temporary impairment charge must be recognized in earnings, with the amortized cost of the security being written-down to fair value. If these conditions are not met, but it is determined that a credit loss exists, the credit impairment loss is recognized in earnings, and the other-than-temporary amount related to all other factors is recognized in other comprehensive income. The cumulative effect of adopting ASC Paragraph 320-10-65-1 is recognized as a $102,065 adjustment to increase Retained Earnings with an offsetting adjustment to Accumulated Other Comprehensive Loss. The adoption adjustment represents the after-tax difference between (i) the April 1, 2009 amortized cost of debt securities for which an other-than-temporary impairment was previously recognized and which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis and (ii) the present value of cash flows expected to be collected on such securities. For fixed income securities that have other-than-temporary impairments in a period, the previous amortized cost of the security less the amount of the other-than-temporary impairment recorded through earnings, becomes the investment’s new cost basis. For fixed income securities, Ambac accretes the new cost basis to par or to the estimated future cash flows to be recovered over the expected remaining life of the security by adjusting the security’s yield.

The evaluation of securities for impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether, and to what extent, declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition and/or future prospects, the effects of regulatory actions on the investment portfolio, the performance of the underlying collateral, the effects of changes in interest rates or credit spreads and the expected recovery period. Ambac’s assessment of a decline in value reflects management’s current judgment regarding facts and circumstances specific to a security and the factors noted above, including whether Ambac will continue to have the intent and ability to hold temporarily impaired securities until recovery. If that judgment changes, Ambac may ultimately record a charge for other-than-temporary impairment in future periods.

Loans:

Loans are reported at either their outstanding principal balances or at fair value. For loans reported at their outstanding principal balances, interest income is accrued on the unpaid principal balance. A loan is considered impaired when, based on current events and the financial condition of the issuer, it is probable that Ambac will be unable to collect all principal and interest due according to the contractual terms of the loan agreement. Loans held by VIEs consolidated as required under ASC Topic 810 are carried at fair value, with changes in fair value recorded through earnings as part of Financial Guarantee: Other income.

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

Financial Services Revenue:

Ambac’s Financial Services revenues include the following products:

Investment agreements—Ambac provided investment agreements and investment repurchase agreements principally to asset-backed and structured finance issuers, states, municipalities and municipal authorities, whereby Ambac agrees to pay an agreed-upon return based on funds deposited. Proceeds from these investment agreement and investment repurchase agreement obligations are used to invest in fixed income investments. Interest income from these investments is included in Financial Services revenues.

Interest rate, currency swaps and total return swaps—Ambac provided interest rate and currency swaps principally to states, municipalities and their authorities and asset-backed issuers in connection with their financings. Ambac also entered into total return swaps, which contain contractual provisions similar to credit default swaps, with various financial institutions. All interest rate, currency and total return swap revenues are accounted for as “Derivative Contracts Classified as Held for Trading Purposes,” which is discussed in the Derivatives Contracts section below. All total return swap positions have been terminated and settled as of December 31, 2009.

Derivative Contracts:

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

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $119,456 and $618,784 as of December 31, 2009 and 2008, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $90,009 and $130,381 as of December 31, 2009 and 2008, respectively. The following table summarizes the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheet as of December 31, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,251,893
Interest rate swaps	Derivative assets	217,855	Derivative liabilities	320,766
	Derivative liabilities	121,914	Derivative assets	14,013
Currency swaps	Derivative assets	76,347	Derivative liabilities	85,396
	Derivative liabilities	—	Derivative assets	18,574
Futures contracts	Derivative assets	10,125	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	717

Total derivatives held for trading		638,643		3,691,359

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	121,763	Derivative liabilities	—
	Derivative liabilities	—	Derivative assets	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		121,763		—

Total derivatives		$760,406		$3,691,359

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac’s subsidiary, Ambac Credit Products (“ACP”) sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of December 31, 2009 arose from such purchased credit default swaps.

These credit derivatives, which are privately negotiated contracts, provide the counterparty with credit protection against the occurrence of a specific event such as a payment default or bankruptcy relating to an

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

underlying obligation. Upon a credit event, ACP is generally required to make payments equal to the difference between the scheduled debt service payment and the actual payment made by the issuer. The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation.

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $2,565,267 and a net liability fair value of $52,678 as of December 31, 2009. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at December 31, 2009 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90,000 of collateral to the counterparty.

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

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of December 31, 2009:

Ambac Rating	CDO of ABS	CLO	Other	Total
AAA	$—	$2,297,468	$4,075,144	$6,372,612
AA	—	11,209,335	2,885,019	14,094,354
A	—	2,946,071	806,344	3,752,415
BBB	—	910,562	917,462	1,828,024
Below investment grade	16,717,686	411,230	100,000	17,228,916

	$16,717,686	$17,774,666	$8,783,969	$43,276,321

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The table below summarizes information by major category as of December 31, 2009:

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	19	76	37	132
Remaining expected weighted-average life of obligations (in years)	25.3	4.2	4.8	12.5
Gross principal notional outstanding	$17,052,686	$17,774,666	$8,783,969	$43,611,321
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative liabilities (at fair value)	$2,253,341	$381,707	$404,443	$3,039,491

Included in net derivative liabilities at December 31, 2009 are liabilities of $2,473,750, representing the gross fair value of credit derivative contracts that are subject to the Proposed Settlement described in Note 1. The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed. In addition, the terms of the Proposed Settlement, as negotiated to date, may change, or the transactions contemplated by the Proposed Settlement may not be consummated at all. If the Proposed Settlement is completed within the terms previously described, an additional loss of $415,880 would be recorded in 2010, as that portion of the settlement amount relates to changes in fair value that occurred during 2010.

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

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of purchased credit derivatives included in net fair value of credit derivatives was $212,402 and $321,007 at December 31, 2009 and 2008, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $1,428,377 and $1,857,153 for the years ended December 31, 2009 and 2008, respectively. There were no paid losses on these contracts in 2007. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 16 for a detailed description of the components of our credit derivative contracts’ fair value.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. The table below summarizes information related to CDS contracts currently on Ambac’s adversely classified credit listing:

Surveillance Categories

	IA	II	III	IV	Total
Number of CDS transactions	7	3	15	3	28
Remaining expected weighted-average life of obligations (in years)	4.4	15.3	24.6	35.7	23.2
Net principal notional outstanding	$1,634,338	$1,656,957	$13,278,492	$2,014,409	$18,584,196
Net derivative liabilities (at fair value)	$108,931	$175,599	$1,612,620	$502,555	$2,399,705

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The interest rate swaps provided typically require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. Ambac Financial Services manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Within the trading derivatives portfolio, Ambac Financial Services enters into interest rate and currency swaps with professional counterparties and uses exchange traded U.S. Treasury futures with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. Ambac has economically hedged the risk of interest rate increases through Ambac Financial Service’s trading derivatives portfolio to mitigate floating rate obligations elsewhere in the company, including in the credit derivative portfolio. As of December 31, 2009, the notional amounts of Ambac Financial Services’ trading derivative products are as follows:

Type of derivative	Notional
Interest rate swaps—receive-fixed/pay-variable	$2,040,984
Interest rate swaps—pay-fixed/receive-variable	2,862,866
Interest rate swaps—basis swaps	641,370
Currency swaps	1,165,213
Futures contracts	394,200
Other contracts	241,641

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts with professional counterparties. These contracts required Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

period of time. The referenced fixed income obligations met Ambac Assurance’s financial guarantee credit underwriting criteria at the time of the transactions. During 2009, all remaining total return swaps were terminated and settled.

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the year ended December 31, 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$3,812,927
Financial Services derivatives products:
Interest rate swaps	Derivative products	(186,779)
Currency swaps	Derivative products	(14,121)
Total return swaps	Net change in fair value of total return swap contracts	18,573
Futures contracts	Derivative products	(7,186)
Other derivatives	Derivative products	469

Total Financial Services derivative products		(189,044)

Total derivative contracts held for trading purposes		$3,623,883

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

As of December 31, 2009, the notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes are as follows:

Notional
Derivatives designated as hedging instruments under ASC Topic 815:
Interest rate swaps	$—
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	$474,239

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

The following table summarizes the location and amount of gains and losses of fair value hedges and related hedge item reported in the Consolidated Statement of Operations for 2009:

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

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under ASC Topic 815 is reported in “Accumulated Other Comprehensive Loss” in Stockholders’ Equity. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. As of December 31, 2009, $1,156 of pre-tax deferred gains on derivative instruments reported in Accumulated Other Comprehensive Loss are expected to be reclassified to net income during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these derivative gains include the repricing of variable-rate assets.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the Consolidated Statement of Operations for the year ended December 31, 2009:

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

Ambac discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative or hedged item expires or is sold or the hedge relationship is re-designated. When hedge accounting is discontinued because the derivative no longer qualifies as an effective fair value hedge, Ambac continues to carry the derivative on the balance sheet at its fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. The net derivative gain or loss related to a discontinued cash flow hedge (recognized during the period of hedge effectiveness) will continue to be reported in “Accumulated Other Comprehensive Loss” and amortized into net income as a yield adjustment to the previously designated asset or liability. If the previously designated asset or liability is sold or matures, the net derivative gain or loss related to a discontinued cash flow hedge reported in “Accumulated Other Comprehensive Loss” will be reclassified into net income immediately. All subsequent changes in fair values of derivatives previously designated as cash flow hedges will be recognized in net income. In connection with the significant terminations within Ambac’s investment agreement portfolio during 2008 and 2009, many hedge accounting relationships have been discontinued.

Ambac enters into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was $13,928 for the year ended December 31, 2009.

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

As of December 31, 2009, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $74,636 related to which Ambac had posted assets as collateral with a fair value of $192,495. All such ratings-based contingent features have been triggered as of December 31, 2009, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on December 31, 2009, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

Stock Compensation Plans:

The Ambac 1997 Equity Plan (the “Equity Plan”), as amended, provides for the granting of stock options, restricted stock, stock appreciation rights, restricted stock units (“RSUs”), performance units and other awards that are valued or determined by reference to the common stock. Ambac generally expects to deliver shares to employees under this plan from its treasury stock. Ambac also maintains the Ambac 1997 Non-employee Directors Equity Plan, which provides similar awards to non-employee members of Ambac’s Board of Directors. The number of shares awarded to each non-employee director under the Directors Equity Plan are determined by formula. As of December 31, 2009, approximately 11,171,552 shares were available for future grant under the Equity Plan and the Directors Equity Plan.

Ambac recognizes compensation costs for all equity classified awards granted to employees or existing awards modified on of after January 1, 2003 at fair value with an estimation of forfeitures for all unvested shares. Ambac elected to accrue the estimated cost of future stock-compensation grants to retirement-eligible employees over the service period. The fair value of share-based awards that only require future service are amortized over the relevant service period. For an award with only service conditions that has a graded vesting schedule, the fair value of the award is attributed on a straight-line basis over the requisite service period for each separately vested portion of the award as if the award was, in-substance, multiple awards. The fair value of the market condition based stock option awards are attributed over the shorter of the derived vesting periods based on the output of the valuation model or the service period. RSU awards are attributed over the shorter of the vesting or service period.

Foreign Currency:

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830, Foreign Currency Matters. Under ASC 830, functional currency assets and liabilities of Ambac’s foreign subsidiaries are translated into U.S. dollars using exchange rates in effect at the balance sheet dates and the related translation adjustments are included as a component of “Accumulated Other Comprehensive Losses,” net of any related taxes in Stockholders’ Equity. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Foreign currency transaction gains and losses of Ambac’s U.S. dollar functional currency subsidiaries’, arising primarily from sales of long-term foreign denominated investment securities, short-term investment securities and cash denominated in foreign currencies, are reflected in net (loss) income. Additionally, the remeasurement of non-functional currency premium receivables are reflected in net (loss) income. The Consolidated Statements of Operations include pre-tax gains from such foreign exchange items of $80,334, $1,933 and $14,496 for 2009, 2008 and 2007, respectively.

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

Ambac evaluates our deferred income taxes quarterly to determine if valuation allowances are required. ASC Topic 740, Income Taxes, requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a ‘more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

The level of deferred tax asset recognition is influenced by management’s assessment of future profitability, which depends on the existence of sufficient taxable income of the appropriate character (ordinary vs. capital) within the carry back or carry forward periods available under the tax law. In the event that we determine that we would not be able to realize all or a portion of our deferred tax assets in the future, we would reduce such amounts through a charge to the Statement of Operations in the period in which that determination is made.

ASC Topic 740 provides a framework to determine the appropriate level of tax reserves for uncertain tax positions. ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Ambac also accrues interest and penalties related to these unrecognized tax benefits in the provision for income taxes.

Net Income Per Share:

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac has adopted in 2009. Retrospective application is required. Ambac has participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. No income was allocated to participating securities during the years ended December 31, 2009, 2008 and 2007. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock and units, and stock purchase contracts. There were no dilutive effects for the years ended December 31, 2009, 2008 and 2007. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the periods ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Stock options	3,852,403	4,923,402	4,034,672
Restricted stock and units	3,499,374	3,174,191	1,228,470
Stock purchase contracts	37,037,000	27,306,958	—

Future Application of Accounting Standards:

In December 2009, the FASB issued ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets”. Among other things, ASU 2009-16 removes the concept of a qualifying special-purpose entity (QSPE) and removes the exception from applying ASC Topic 810, to variable interest entities that are QSPEs. ASU 2009-16 establishes certain conditions for reporting a transfer of a portion (or portions) of a financial asset as a sale. ASU 2009-16 clarifies the isolation analysis to ensure that the financial asset has been put beyond the reach of the transferor, any of its consolidated affiliates included in the financial statements being presented, and its creditors. ASU 2009-16 requires that a transferor recognizes and initially measures at fair value all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or a group of financial assets accounted for as a sale.

ASU 2009-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. The recognition and measurement provisions of ASU 2009-16 shall be applied to transfers that occur on or after the effective date. Additionally, on or after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with applicable consolidation guidance. Ambac will adopt the provisions of ASU 2009-16 effective January 1, 2010. The adoption of ASU 2009-16 will require Ambac to consolidate certain Ambac sponsored special purpose entities that were not consolidated previously due to the QSPE status of these entities. In addition, Ambac is currently evaluating other implications of ASU 2009-16 on its financial statements.

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. Among other things, ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both the following characteristics: a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASU 2009-17 will eliminate the quantitative approach previously required to determine the primary beneficiary of a variable interest entity, which was based on determining which enterprise absorbs the majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both.

Also, ASU 2009-17 will require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The current guidance requires reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occur.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

ASU 2009-17 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2009. Early application is prohibited. A reporting enterprise may be required to consolidate or deconsolidate an entity as a result of the initial application of ASU 2009-17. The cumulative-effect of initially applying ASU 2009-17 will be recorded as an adjustment to the opening balance of retained earnings for that fiscal year. ASU 2009-17 may be applied retrospectively in previously issued financial statements for one or more years with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated. Ambac will adopt the provisions of ASU 2009-17 effective January 1, 2010. Implementation of ASU 2009-17 will require significant operational and systems changes. It may be difficult for Ambac to make all such changes in a controlled manner by the end of the first reporting period subsequent to the effective date. Failure to make these changes by the end of the first reporting period subsequent to the effective date could have a material adverse impact on Ambac, including our ability to produce financial reports on a timely basis. Ambac is currently evaluating the potential impact of adopting this guidance and, at this time, expects that the adoption of this standard will have a material impact on its consolidated assets and liabilities. Ambac believes that the adoption of this accounting standard will not have an impact on its liquidity. Upon the adoption of ASU 2009-17, in certain transactions, Ambac could be deemed the primary beneficiary because a) certain triggers have been breached in these transactions resulting in Ambac having the ability to exercise certain loss remediation activities or b) due to the passive nature of the variable interest entities’ activities, Ambac’s contingent loss remediation rights upon a breach of certain triggers in the future could be deemed the power to direct the activities that most significantly impact the variable interest entities’ economic performance.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force. ASC Subtopic 605-25 sets forth requirements that must be met for an entity to recognize revenue from the sale of a delivered item that is part of a multiple-element arrangement when other items have not yet been delivered. One of those current requirements is that there be objective and reliable evidence of the standalone selling price of the undelivered items, which must be supported by either vendor-specific objective evidence (VSOE) or third-party evidence (TPE). Ambac will adopt the provisions of ASU 2009-13 effective January 1, 2011 and is currently evaluating the implications of ASU 2009-13 on its financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarify existing disclosure requirements related to level of disaggregation for each class of assets and liabilities; and inputs and valuation techniques for fair value measurements that fall in either Level 2 or Level 3. The new disclosures include a) separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and b) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances, and settlements presented separately on a gross basis. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Ambac will adopt the provisions of this ASU on January 1, 2010 and January 1, 2011 as deemed applicable. Since this ASU requires only enhanced disclosures concerning fair value measurement, adoption of this ASU will not have a material effect on Ambac’s financial statements.

Subsequent Events

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments clarified a) which entities are required to evaluate subsequent events through the date the financial statements are issued and b) the scope of the disclosure

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

requirements related to subsequent events. This ASU is effective immediately upon issuance. Ambac adopted this ASU in its consolidated financial statements for the period ended December 31, 2009. For the year ended December 31, 2009, subsequent events have been evaluated by management through the date which Ambac’s financial statements are issued.

As further described in Note 1, on March 24, 2010 Ambac Assurance Corporation established a segregated account to segregate certain segments of Ambac Assurance’s liabilities. Further the OCI commenced rehabilitation proceedings with respect to the Segregated Account in order to permit the OCI to facilitate an orderly run-off and/or settlement of such liabilities. Until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be in approximately six months, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court. Accordingly, estimated cash flows on such securities have been adversely impacted. This results in other-than-temporary impairment credit losses recorded in the income statement of $98,654 for Ambac’s investment portfolio relating to holdings in such securities. Additionally, as further described in Note 1, on March 24, 2010, Ambac Assurance reached a non-binding proposed settlement agreement with certain counterparties to certain outstanding credit default swaps with ACP that were guaranteed by Ambac Assurance. Given that relevant new transactions are not occurring in the financial guarantee marketplace, the proposed settlement has provided an indication of the fair value to settle such liabilities. Accordingly, we have used this information to supplement the estimates of the fair value derived from our internal valuation model for CDS transactions currently contemplated under the proposed settlement. This resulted in $2,473,750 of fair value recorded for the effected CDS transactions at December 31, 2009. If the ultimate settlement value is as proposed, an additional $415,880 loss will be reflected in the 2010 financial statements to reflect changes in fair value during this period.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

3        INVESTMENTS

The amortized cost and estimated fair value of investments at December 31, 2009 and 2008 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
2009 Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480	$—
Corporate obligations	1,020,315	19,003	37,582	1,001,736	—
Foreign obligations	158,498	10,368	1,215	167,651	—
U.S. government obligations	230,587	3,541	712	233,416	—
U.S. agency obligations	68,719	4,877	116	73,480	—
Residential mortgage-backed securities	1,817,646	190,273	96,055	1,911,864	17,276
Collateralized debt obligations	79,135	22	22,706	56,451	—
Other asset-backed securities	1,652,851	1,228	205,640	1,448,439	—
Short-term	962,007	—	—	962,007	—
Other	1,278	—	—	1,278	—

	9,094,797	346,407	379,402	9,061,802	17,276

Fixed income securities pledged as collateral:
U.S. government obligations	122,139	1,688	777	123,050	—
U.S. agency obligations	16,832	617	—	17,449	—
Residential mortgage-backed securities	25,385	1,482	—	26,867	—

Total collateralized investments	164,356	3,787	777	167,366	—

Total investments	$9,259,153	$350,194	$380,179	$9,229,168	$17,276

2008 Fixed income securities:
Municipal obligations	$4,421,331	$41,963	$202,751	$4,260,543	$—
Corporate obligations	443,804	7,448	69,688	381,564	—
Foreign obligations	143,328	8,669	1,628	150,369	—
U.S. government obligations	172,838	10,988	—	183,826	—
U.S. agency obligations	483,751	75,533	—	559,284	—
Residential mortgage-backed securities	3,788,822	19,131	1,946,981	1,860,972	—
Asset-backed securities	1,626,849	2,768	488,499	1,141,118	—
Short-term	1,454,229	—	—	1,454,229	—
Other	13,956	232	129	14,059	—

	12,548,908	166,732	2,709,676	10,005,964	—

Fixed income securities pledged as collateral:					—
U.S. government obligations	125,068	4,626	—	129,694	—
U.S. agency obligations	29,735	2,222	—	31,957	—
Mortgage-backed securities	122,488	2,714	—	125,202	—

Total collateralized investments	277,291	9,562	—	286,853	—

Total investments	$12,826,199	$176,294	$2,709,676	$10,292,817	$—

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment losses recognized in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of December 31, 2009.

Foreign obligations consist primarily of government issued securities which are denominated in either Pounds Sterling, Euros or Australian dollars.

The amortized cost and estimated fair value of investments at December 31, 2009, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$1,063,374	$1,066,638
Due after one year through five years	864,607	884,209
Due after five years through ten years	884,026	881,270
Due after ten years	2,872,129	2,953,430

	5,684,136	5,785,547
Residential mortgage-backed securities	1,843,031	1,938,731
Collateralized debt obligations	79,135	56,451
Other asset-backed securities	1,652,851	1,448,439

	$9,259,153	$9,229,168

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
2009
Fixed income securities:
Municipal obligations	$118,770	$4,073	$90,775	$11,303	$209,545	$15,376
Corporate obligations	182,129	9,011	188,634	28,571	370,763	37,582
Foreign obligations	21,037	471	4,938	744	25,975	1,215
U.S. government obligations	68,073	1,489	—	—	68,073	1,489
U.S. agency obligations	4,345	116	—	—	4,345	116
Residential mortgage-backed securities	220,419	16,351	128,991	79,704	349,410	96,055
Collateralized debt obligations	4,541	3,716	51,888	18,990	56,429	22,706
Other asset-backed securities	380,426	43,029	735,190	162,611	1,115,616	205,640

Total temporarily impaired securities	$999,740	$78,256	$1,200,416	$301,923	$2,200,156	$380,179

2008
Fixed income securities:
Municipal obligations.	$2,420,553	$150,494	$524,667	$52,257	$2,945,220	$202,751
Corporate obligations.	133,118	12,868	148,322	56,820	281,440	69,688
Foreign obligations.	18,270	1,628	—	—	18,270	1,628
Residential mortgage-backed securities.	225,612	40,549	651,680	1,906,432	877,292	1,946,981
Asset-backed securities.	638,170	212,501	339,612	275,998	977,782	488,499
Short-term and other	1,494	108	59	21	1,553	129

Total temporarily impaired securities	$3,437,217	$418,148	$1,664,340	$2,291,528	$5,101,557	$2,709,676

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment, including substantial or continuous declines in fair value below amortized cost or declines in external credit ratings from the time the securities were purchased. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of December 31, 2009 and 2008 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. As of December 31, 2009, management had the intent to sell securities with a total fair value of $3,547,136, which is considered to be immediately available for liquidity needs in our analysis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Additionally, the potential cash outflows as contemplated under the Proposed Settlement of certain credit derivatives and other exposures described in Note 1 has been considered in the assessment of whether Ambac will be required to sell securities held at December 31, 2009. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell additional securities, other than those already identified for sale, before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of December 31, 2009, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at December 31, 2009, $114,391 of the total fair value and $34,987 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $63,088 and unrealized loss balance of $16,343. Of the securities that were in a gross unrealized loss position at December 31, 2008, $56,553 of the total fair value and $129,741 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $54,534 and unrealized loss balance of $129,468.

Residential mortgage-backed securities

The gross unrealized loss on mortgage-backed securities as of December 31, 2009 is primarily related to Alt-A residential mortgage-backed securities. Of the $79,704 of unrealized losses on mortgage-backed securities for greater than 12 months, $76,235 or 96%, is attributable to 17 individual Alt-A securities. These individual securities have been in an unrealized loss position for 24 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

As part of the quarterly impairment review process, management has analyzed the cash flows of all Alt-A RMBS securities held based on the default, prepayment and severity loss assumptions specific to each security’s underlying collateral. The cash flow model incorporates actual cash flows on the mortgage loans through the current period, and then projects remaining cash flows using a number of loan-specific assumptions, including

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

default rates, prepayment rates, and recovery rates. The model then distributes those cash flows to various tranches of securities, considering the transaction structure and any subordination and credit enhancements that exist in that structure. Management considered this analysis in making our determination that non-receipt of contractual cash flows is not probable on these transactions.

Asset-backed securities

The decrease in gross unrealized losses on other asset-backed securities during the year ended December 31, 2009 reflects improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $162,611 of unrealized losses on other asset-backed securities greater than 12 months, 14 student loan positions comprise $102,727 of the total. These individual securities have been in an unrealized loss position for between 15-24 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized gains (losses) and other-than-temporary impairments included in earnings for the years ended December 31, 2009, 2008 and 2007 by segment:

	2009		2008		2007
	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services	Financial Guarantee	Financial Services
Gross realized gains on securities	$141,088	$77,100	$130,221	$58,435	$3,790	$7,456
Gross realized losses on securities	(12,676)	(42,158)	(42,939)	(28,928)	(1,240)	(2,233)
Net gain on investment agreement terminations	—	149,532	—	173,673	—	963
Foreign exchange gains (losses)	3,248	—	(7,344)	12,401	7,381	4,841

Net realized gains, excluding other-than-temporary impairments(1)	131,660	184,474	79,938	215,581	9,931	11,027
Other-than-temporary impairment on securities	(1,570,718)	(283,858)	(70,931)	(451,931)	—	(40,080)

Net realized gains (losses) and other-than-temporary impairments included in earnings	$(1,439,058)	$(99,384)	$9,007	$(236,350)	$9,931	$(29,053)

(1)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairments for the year ended December 31, 2009 included charges of $1,746,021 to write-down the amortized cost basis of tax-exempt municipal bonds and most residential mortgage-backed securities to fair value at their respective impairment dates as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, other-than-temporary impairment charges to earnings in 2009 included $98,654 in credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1, on March 24, 2010, the OCI commenced

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of December 31, 2009. Other-than-temporary impairment charges were $522,862 for the year ended December 31, 2008. Charges in 2008 included $335,930 related to write-downs of certain securities that were believed to be credit impaired and $186,932 related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time. Other-than-temporary charges in 2007 were a result of management’s intent to sell specific securities to meet potential liquidity needs.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of December 31, 2009:

Balance as of January 1, 2009	$—
Additions for credit impairments recognized on securities not previously impaired(1)	98,654

Balance as of December 31, 2009	$98,654

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $1,570,718 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Guaranteed Securities:

Ambac’s fixed income portfolio includes securities covered by guarantees issued by Ambac Assurance and other financial guarantors (“insured securities”). The published Moody’s and S&P ratings on these securities reflect the higher of the financial strength rating of the financial guarantor or the rating of the underlying issuer. Rating agencies do not always publish separate underlying ratings (those ratings excluding the insurance by the financial guarantor) because the insurance cannot be legally separated from the underlying security by the insurer. Ambac obtains underlying ratings through ongoing dialogue with rating agencies and other sources. In the event these underlying ratings are not available from the rating agencies, Ambac will assign an internal rating. The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at December 31, 2009 and 2008, respectively:

	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
2009:
Financial Guarantee
National Public Finance Guarantee Corporation(2)	$1,545,997	$24,711	$—	$—	$1,570,708	A+
Ambac Assurance Corporation	53,803	22,897	831,113	1,178	908,991	BB
Assured Guaranty Municipal Corporation(3)	630,674	86,697	28,089	—	745,460	A+
MBIA Insurance Corporation	—	17,674	22,702	—	40,376	BB+
Financial Guarantee Insurance Corporation	16,001	—	22,574	—	38,575	BBB+
Assured Guaranty Corporation	—	—	30,871	—	30,871	CCC+
Radian Asset Assurance Inc	—	—	30,850	—	30,850	BBB-

Total	$2,246,475	$151,979	$966,199	$1,178	$3,365,831	A-

Financial Services
Assured Guaranty Municipal Corporation(3)	$—	$54,781	$—	$—	$54,781	BBB
Assured Guaranty Corporation	—	—	27,001	—	27,001	BB

Total	$—	$54,781	$27,001	$—	$81,782	BBB-

Corporate
Assured Guaranty Municipal Corporation(3)	$24,485	$—	$—	$—	$24,485	AA-

Total	$24,485	$—	$—	$—	$24,485	AA-

2008:
Financial Guarantee
MBIA Insurance Corporation	$974,959	$41,777	$16,424	$—	$1,033,160	A+
Assured Guaranty Municipal Corporation(3)	957,258	32,386	24,353	—	1,013,997	AA-
Financial Guarantee Insurance Corp	947,295	—	28,960	—	976,255	AA-
Ambac Assurance Corp	35,867	24,548	511,395	3,079	574,889	BBB
Assured Guaranty Corporation	—	—	9,649	—	9,649	BB-

Total	$2,915,379	$98,711	$590,781	$3,079	$3,607,950	A+

Financial Services
Assured Guaranty Municipal Corporation(3)	$—	$58,500	$12,354	$—	$70,854	A
Assured Guaranty Corporation	—	—	21,748	—	21,748	BBB-

Total	$—	$58,500	$34,102	$—	$92,602	A-

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s rating. If unavailable, Ambac’s internal rating is used.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(2)	National Public Finance Guarantee Corporation contains all public finance exposures underwritten by MBIA Insurance Corporation and Financial Guarantee Insurance Corporation.
(3)	Assured Guaranty Municipal Corporation contains all exposures previously underwritten by Financial Security Assurance Inc.

Financial Guarantee Investment Income:

Net investment income from the Financial Guarantee segment was comprised of the following:

	2009	2008	2007
Fixed income securities	$481,119	$459,725	$451,809
Short-term investments	5,025	24,457	12,094
Loans	11,836	14,896	5,871

Total investment income	497,980	499,078	469,774
Investment expense	(4,443)	(5,018)	(4,726)

Net investment income	$493,537	$494,060	$465,048

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio—Ambac pledges assets it holds in its investment portfolio to (a) investment and payment agreement counterparties; (b) derivative counterparties; and (c) a non-U.S. domiciled insurance company which has ceded insurance risks to Ambac. The assets pledged to a non-U.S. domiciled insurance company were returned to Ambac in December 2009 as a result of the termination of the related reinsurance agreement. Securities pledged to investment and payment agreement counterparties as well as non-U.S. domiciled insurers may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements—Ambac may repledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties and non-U.S. domiciled insurers at December 31, 2009 and 2008:

		Collateral Pledged
	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties	Fair Value of Cash and Securities Pledged to non- U.S. domiciled insurers
2009
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,322,341	$1,125,528	$196,813	$—

Cash and securities pledged from its derivative counterparties	90,009	—	90,009	—

2008
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$3,195,550	$2,404,591	$775,256	$15,703

Cash and securities pledged from its derivative counterparties	227,313	—	227,313	—

Securities carried at $7,069 and $6,999 at December 31, 2009 and 2008, respectively, were deposited by Ambac and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

4        LOANS

Loans have been extended to customers participating in certain structured municipal transactions. The loans are collateralized with cash in amounts adequate to repay the loan balance. Equipment and other assets underlying the transactions serve as additional collateral for the loans. Ambac acts as the payment custodian and holds the funds posted as collateral. At December 31, 2009 and 2008, both the loan balances outstanding and collateral held under these arrangements were $58,903 and $554,969, respectively. As of December 31, 2009 and 2008, the interest rates on these loans ranged from 7.05% to 7.90% and from 6.25% to 8.06%, respectively. The range of final maturity dates of these loans is January 2013 to January 2027 as of December 31, 2009. Also included in Loans at December 31, 2009 and 2008 on the Consolidated Balance Sheets are amounts issued by consolidated VIE’s. See Note 10 for further information.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

5        REINSURANCE

The effect of reinsurance on premiums written and earned was as follows:

	2009		2008		2007
	Written	Earned	Written	Earned	Written	Earned
Direct	$(438,513)	$897,369	$519,139	$1,249,146	$1,008,531	$913,798
Assumed	(110,333)	5,182	17,736	22,964	22,871	31,665
Ceded	610,023	(105,191)	(53,162)	(249,353)	(277,532)	(104,002)

Net premiums	$61,177	$797,360	$483,713	$1,022,757	$753,870	$841,461

Ceded Reinsurance:

Ambac Assurance ceded exposures under various reinsurance contracts primarily designed to diversify risk, increase underwriting capacity, manage capital needs and strengthen financial ratios. Ambac Assurance has reinsurance in place pursuant to treaty and facultative reinsurance agreements. The reinsurance of risk does not relieve Ambac Assurance of its original liability to its policyholders. In the event that any of Ambac Assurance’s reinsurers are unable to meet their obligations under reinsurance contracts, Ambac Assurance would, nonetheless, be liable to its policyholders for the full amount of its policy.

Ambac Assurance’s reinsurance assets, including deferred ceded premiums and reinsurance recoverables on losses amounted to $578,919 at December 31, 2009. Credit exposure existed at December 31, 2009 with respect to reinsurance recoverables to the extent that any reinsurer may not be able to reimburse Ambac Assurance under the terms of these reinsurance arrangements. At December 31, 2009, there were ceded reinsurance balances payable of $291,843 offsetting this credit exposure. Ambac Assurance requires certain reinsurers to maintain bank letters of credit or establish trust accounts to cover liabilities ceded to such reinsurers under reinsurance contracts. The collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. When a reinsurer is downgraded by one or more rating agencies, less capital credit is given to Ambac Assurance under rating agency models. Ambac Assurance held letters of credit and collateral amounting to approximately $403,974 from its reinsurers at December 31, 2009. The largest reinsurer accounted for 6.2% of gross par outstanding at December 31, 2009.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2009, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $31,831,125. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at December 31, 2009 and its rating levels as of March 10, 2010:

	Standard & Poor’s		Moody’s		Percentage ceded par	Net unsecured reinsurance recoverable (in thousands)(2)
Reinsurers	Rating	Outlook	Rating	Outlook
Assured Guaranty Re Ltd(1)	AA	Stable	A1	Negative outlook	81.61%	$—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	9.07%	—
Assured Guaranty Corporation	AAA	Negative outlook	Aa3	Negative outlook	8.66%	22,582
Other					0.66%	5,646

Total					100.00%	$28,228

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Assumed Reinsurance:

As a result of the significant downgrades of Ambac Assurance, the vast majority of assumed reinsurance contracts were cancelled in 2009, reducing our net par outstanding by $4,011,853 to $589,005 at December 31, 2009. Under the provisions of each of the remaining reinsurance agreements, the ceding company has cancellation rights that are currently exercisable and, accordingly, the ceding insurer has the ability to terminate and recapture the reinsured exposures. The cost of such termination is based on the provisions of each reinsurance contract and amounts may be higher than the amount of liabilities (loss reserves and unearned premium reserves) included in the financial statements.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

6        LOSSES AND LOSS EXPENSE RESERVE

As discussed in Note 2, a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Below is the loss reserve roll-forward, net of subrogation recoverable and reinsurance for the year ended December 31, 2009:

		2009
Loss reserves at December 31, 2008, net of subrogation recoverable and reinsurance		$2,129,758
Impact of adopting ASC Topic 944		339,426

Loss reserves at January 1, 2009, net of subrogation recoverable and net of reinsurance		$2,469,184

Changes in loss reserves due to:
Current year:
Loss reserves established	2,074,474
Subrogation recoveries established	(814,010)
Claim payments, net of subrogation and reinsurance recoveries	(239,530)

Total current year	1,020,934

Prior years:
Change in previously established loss reserves	1,929,513
Change in previously established subrogation recoveries	(379,145)
Claim payments, net of subrogation and reinsurance recoveries	(1,218,969)

Total prior years	331,399

Net change in loss reserves		1,352,333
Intercompany elimination of VIEs(1)		(44,196)

Loss reserves at December 31, 2009		$3,777,321

(1)	Represents the elimination of intercompany loss reserves relating to Variable Interest Entities consolidated during the year in accordance with ASC Topic 810, Consolidation.

The adverse development relating to prior years is due to the continued deterioration of collateral supporting insured RMBS securitizations resulting in greater expected ultimate losses, offset by higher expected subrogation recoveries related to representation and warranty breaches on insured RMBS securitizations.

The net change in loss reserves of $1,352,333 for the year ended December 31, 2009 is included in loss and loss expenses in the Consolidated Statement of Operations. Loss expense reserves are also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $32,452 and $33,579 at December 31, 2009 and December 31, 2008, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Prior to the adoption of ASC Topic 944, the liability for losses and loss expense reserves consisted of active credit and case basis credit reserves. Following is a summary of the activity in the case basis credit and active credit reserve accounts and the components of the liability for loss and loss expense reserves:

	2008	2007
Case basis loss and loss expense reserves:
Balance at January 1	$120,904	$47,430
Less: reinsurance recoverables	11,088	4,972
Plus impact on foreign exchange gains on loss reserves	156	5

Net balance at January 1	109,972	42,463

Transfers from (to) active credit reserves:
Current year	960,008	69,870
Prior years	661,727	(4,489)

Total transfers from active reserves	1,621,735	65,381

Paid (net of recoveries) related to:
Current year	236,842	10,892
Prior years	334,170	(13,020)

Total paid	571,012	(2,128)

Net balance at December 31	1,160,695	109,972
Less impact on foreign exchange gains on loss reserves	156	156
Plus reinsurance recoverables	136,102	11,088

Balance at December 31	1,296,641	120,904

Active credit reserve:
Balance at January 1	363,372	172,644
Provision for losses	2,227,583	256,109
Transfers to case reserves	(1,621,736)	(65,381)

Balance at December 31	969,219	363,372

Total	$2,265,860	$484,276

The 2008 provision for losses of $2,227,583 is the amount recorded as loss and loss expenses in the Consolidated Statements of Operations. The provision for losses and loss expenses represented the expense recorded for losses inherent in the non-derivative financial guarantee insurance portfolio as of the reporting date. The loss and loss expenses were primarily driven by provisions for losses on deteriorating mortgage-backed security exposures, partially due to deterioration in credit underwriting standards by mortgage originators. Ambac established subrogation recoveries of $859,529 for substantiated representation and warranty breaches by certain transaction sponsors.

Ambac established an active credit reserve to reflect probable and estimable losses due to credit deterioration on insured credits that have not yet defaulted or been reported as of the reporting date. The active credit reserve was generally established through a process that estimates probable losses inherent in the adversely classified credit portfolio. Provisions were recognized through the active credit reserve based on the ongoing analysis of the portfolio as discussed in Note 2. Upon default of the underlying credit, the reserve was transferred from active credit reserves to case basis credit reserves.

Case basis credit reserves were established for losses on insured obligations that had already defaulted. Our case reserves represented the present value of anticipated loss and loss expense payments expected over the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

estimated period of default. Loss and loss expenses considered defaulted debt service payments, estimated expenses associated with settling the claims and estimated recoveries under collateral, contractual and subrogation rights.

During 2008 and 2007, gross losses paid were $638,194 and $30,417, respectively. During 2008 and 2007, other recoveries (under subrogation rights) of losses were $11,719 and $27,875, respectively.

7        LONG-TERM DEBT AND LINES OF CREDIT

Long-term Debt:

The carrying value of long-term debt was as follows:

	2009	2008
9-3/8% Debentures, due 2011	$142,432	$142,390
9.500% Senior Notes, due 2021	241,948	234,738
7-1/2% Debentures, due 2023	74,724	74,703
5.95% Debentures, due 2035	399,854	399,849
6.15% Directly-issued subordinated capital securities (“DISCs”), due 2087	397,599	397,510
5.95% Debentures, due 2103	200,000	200,000
5.875% Debentures, due 2103	175,000	175,000

Total debentures and DISCs	1,631,557	1,624,190
Variable interest entity notes	3,008,627	244,500

Total long-term debt	$4,640,184	$1,868,690

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

In 2007, Ambac issued in a public offering $400,000 of Directly-Issued Subordinated Capital Securities due 2087 (the DISCSsm) and bears interest of 6.15%, payable semi-annually in arrears on February 15 and August 15 of each year beginning August 15, 2007. The DISCS may be redeemed in whole or in part at Ambac’s option, or in whole upon the occurrence of certain tax or rating agency events, at the applicable redemption price. Ambac used the proceeds from the offering to repurchase $400,000 of its common stock pursuant to an accelerated share repurchase program. Beginning August 15, 2009, Ambac elected to defer interest payments on its $400,000 of Directly Issued Subordinated Capital Securities Due 2087 (the “DISCS”). Under the terms of the DISCS, Ambac may defer interest for up to ten years without giving rise to an event of default. Deferred interest accumulates additional interest at an annual rate equal to that on the DISCS.

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

The variable interest entity notes were issued by consolidated VIEs. Ambac is the primary beneficiary of the VIEs as a result of providing financial guarantees on the variable interest notes. Consequently, Ambac has consolidated these variable interest entity notes and all other assets and liabilities of the VIEs. Ambac is not primarily liable for the debt obligations of this entity. Ambac would only be required to make these payments on

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

these debt obligations in the event that the issuer defaults on any principal or interest due. Ambac’s creditors do not have rights with regard to the assets of the VIEs. Please refer to Note 10 for a detailed description of the VIEs.

Credit Facilities:

As of August 6, 2008, Ambac was in violation of certain net asset covenants contained in the Credit Agreement dated as of July 30, 2007, as amended (the “Credit Agreement”), among Ambac, Ambac Assurance, Citibank, N.A., as Administrative Agent, (the “Administrative Agent”), The Bank of New York and KeyBank, National Association, as co-syndication agents, HSBC Bank USA, N.A. and Wachovia Bank, National Association, as co-documentation agents (collectively the “Lenders”) and Citigroup Global Markets Inc., as the sole lead arranger and sole book runner, and certain other financial institutions. Management determined that the terms required to amend the Credit Agreement were uneconomical and not in the best interests of Ambac and its shareholders. As a result, the Commitments (as defined in the Credit Agreement) under the Credit Agreement and, accordingly, the Credit Agreement were terminated, effective September 4, 2008, pursuant to the notice given by Ambac and Ambac Assurance to the Administrative Agent on September 2, 2008. The Credit Agreement provided Ambac with a $400,000 five-year unsecured, committed revolving credit facility that was due to expire on July 30, 2012. The Credit Agreement enabled Ambac to borrow for general corporate purposes, including the payment of claims. Because neither Ambac nor Ambac Assurance has drawn any amounts under the Credit Agreement, there was no early termination penalties incurred.

8        OBLIGATIONS UNDER INVESTMENT AND PAYMENT AGREEMENTS

Obligations under investment agreements, including those structured in the form of repurchase agreements, are recorded on a settlement-date basis. Certain investment agreements have contractual provisions that allow our counterparty the flexibility to withdraw funds prior to the legal maturity date. Amounts included in the table below are based on the earliest optional draw date. As of December 31, 2009 and 2008, the contractual interest rates for these agreements, which include both fixed and variable, ranged from 0.10% to 7.08% and from 1.32% to 7.66% respectively. As of December 31, 2009 and 2008, obligations under investment agreements and investment repurchase agreements, excluding fair value hedge adjustments, were $1,215,053 and $2,642,197, respectively.

Net payments due under investment agreements, based on the earliest optional draw date, in each of the next five years ending December 31, and the periods thereafter, are as follows:

Principal Amount
2010	$394,485
2011	143,892
2012	69,703
2013	17,970
2014	159,600
All later years	429,403

$1,215,053

Obligations under payment undertaking agreements represent funds received by Ambac from certain municipal customers. These funds serve as collateral for loans extended by Ambac in connection with certain structured municipal transactions. In connection with these transactions, Ambac is obligated to make periodic

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

agreed upon payments. As of December 31, 2009 and 2008, the interest rates on these obligations ranged from 7.05% to 7.90% and from 6.25% to 8.06%, respectively. Net payments due under payment agreements in each of the next five years ending December 31, and the periods thereafter, based on contractual payment dates, are as follows:

Principal Amount
2010	$8,640
2011	—
2012	—
2013	22,359
2014	—
All later years	27,904

$58,903

9        INCOME TAXES

In November 2009, The Worker, Homeownership, and Business Assistance Act of 2009 (“2009 Act”) was enacted. Under the 2009 Act, net operating losses (NOLs) from tax years beginning or ending in either 2008 or 2009 may be carried back for up to five years, instead of the general two-year carryback. Ambac adopted the 2009 Act effective fourth quarter of 2009. Ambac recognized a receivable of $443,900 for the tax refund and a corresponding tax benefit in the Consolidated Statement of Operations upon the adoption of the 2009 Act.

Ambac’s provision for income taxes charged to income from continuing operations is comprised of the following:

	2009	2008	2007
Current taxes	$(504,066)	$(831,493)	$304,801
Deferred taxes	1,243,587	822,286	(2,203,560)

	$739,521	$(9,207)	$(1,898,759)

The total effect of income taxes on net income and stockholders’ equity for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Total income taxes charged to net income	$739,521	$(9,207)

Income taxes charged (credited) to stockholders’ equity:
Unrealized gains (losses) on investment securities and hedges	879,783	(831,431)
Valuation Allowance to Equity	(13,607)	—
Stock-based compensation	—	13,850
Other	6,186	(1,973)

Total charged (credited to) stockholders’ equity:	872,362	(819,554)

Total effect of income taxes	$1,611,883	$(828,761)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The tax provisions in the accompanying Consolidated Statements of Operations reflect effective tax rates differing from prevailing Federal corporate income tax rates. The following is a reconciliation of these differences:

	2009	%	2008	%	2007	%
Tax on income from continuing operations at statutory rate	$253,717	35.0%	$(1,966,460)	35.0%	$(1,801,421)	35.0%
Reductions in expected tax resulting from:
Tax-exempt interest	(48,414)	(6.7)	(96,762)	1.7	(102,436)	2.0
Valuation allowance	614,136	84.7	2,053,000	(36.5)	—	—
Net addition to (release of) tax reserves	(60,125)	(8.3)	(6,400)	0.1	2,700	(0.1)
AMT	(20,770)	(2.7)	—	—	—	—
Other, net	977	—	7,415	(0.1)	2,398	—

Tax expense on income from continuing operations	$739,521	102.0%	$(9,207)	0.2%	$(1,898,759)	36.9%

The addition to tax reserves in 2008 and 2007 relates to the accrual of interest on existing tax reserves. The release of tax reserves in 2008 relates to the settlements of an Internal Revenue Service audit. The release of tax reserves in 2009 relates to the extension of the NOL carryback period from two to five years net of accrual of interest on open years.

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 2009 and 2008 are presented below:

	2009	2008	2007
Deferred tax liabilities:
Contingency reserve	$—	$—	$406,957
Deferred acquisition costs	103,527	75,947	90,386
Unearned premiums and credit fees	5,395	119,200	102,595
Investments	—	—	10,903
Mark–to-market gains on non-trading derivatives	9,794	20,354	16,616
Other	5,661	7,212	9,701

Total deferred tax liabilities	124,377	222,713	637,158

Deferred tax assets:
Unrealized losses & impairments on investments	410,666	$1,066,545	73,630
Net operating loss carryforward	1,795,606	1,224,225	—
Tax and loss bonds	—	—	371,371
Loss reserves	603,298	2,036,016	2,246,595
Alternative minimum tax credit carryforward	—	21,969	—
Compensation	12,467	37,222	48,591
Other	15,083	17,234	13,351

Sub-total deferred tax assets	2,837,120	4,403,211	2,753,538
Valuation allowance	2,701,493	2,053,000	—

Total deferred tax assets	135,627	2,350,211	2,735,538

Net deferred tax assets	11,250	$2,127,498	2,116,380

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for 2009 and 2008 is as follows:

	2009	2008
Balance at January 1,	$83,200	$89,600
Increases related to prior year tax positions	6,023	4,100
Decreases related to prior year tax positions	(66,373)	—
Increases related to current year tax positions	—	—
Settlements	—	(10,500)

Balance at December 31,	$22,850	$83,200

Included in these balances at December 31, 2009 and 2008 are $22,850 and $31,400 respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate. During the years ended December 31, 2009 and 2008 federal tax reserves related to unrecognized tax benefits decreased by $66,373 and $10,500 respectively. The December 31, 2008 release relates to issues that no longer warrant a tax reserve after a U.S. tax settlement for the years 2001 through 2004. The December 31, 2009 release relates to the availability of net operating loss carryback to offset any IRS assessment for potential tax issues related to tax years 2003 through 2007. Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During 2009 and 2008, Ambac recognized interest of approximately $6,023 and $4,100, respectively. Ambac had approximately $15,020 and $9,000 for the payment of interest accrued at December 31, 2009 and 2008, respectively.

Aside from an additional accrual for interest and penalties, it is not likely that the uncertain tax position will change in the next 12 months.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. A full valuation allowance of $2,701,493 has been established against the operating portion of its deferred tax asset.

A portion of the deferred tax asset is comprised of $11,250 relating to securities for which management has the intent and ability to hold such securities to maturity. No valuation allowance is needed on this portion of the deferred tax asset as Ambac has both the intent and ability to hold these securities until recovery. It is reasonably possible that the intent and ability to hold such securities may be changes if unanticipated changes in the Company occur, which would result in the company recording a valuation allowance against this portion of the deferred tax asset.

As of December 31, 2009 Ambac has a net operating tax carryforward of approximately $5,130,303, which if not utilized will begin expiring in 2028 and will fully expire in 2029.

Ambac files a consolidated Federal income tax return with its subsidiaries. Ambac and its subsidiaries also file separate or combined income tax returns in various states, local and foreign jurisdictions. The following are the major jurisdictions in which Ambac and its affiliates operate and the earliest tax years subject to examination:

Jurisdiction	Tax Year
United States	2005
New York State	2008
New York City	2000
United Kingdom	2005

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

10        SPECIAL PURPOSE ENTITIES AND VARIABLE INTEREST ENTITIES

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

Consolidated VIE

As of December 31, 2009, consolidated VIE assets and liabilities were $3,307,678 and $3,311,427, respectively. As of December 31, 2008, consolidated VIE assets and liabilities were $241,607 and $248,420, respectively. Ambac determined that it is the primary beneficiary of the aforementioned VIEs based on its assessment of potential exposure to expected losses from insured obligations issued by or insured assets held by

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

the VIEs and from holding any additional variable interests issued by the VIEs. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs.

At December 31, 2009, seven VIEs are being consolidated, which had debt obligations and/or assets insured by Ambac. One VIE had previously been consolidated by Ambac since the inception of the transaction due to the lack of any credit enhancement subordinate to the notes insured by Ambac. Six additional VIEs are consolidated as of December 31, 2009 as a result of Ambac terminating certain reinsurance contracts with certain reinsurers. Because the reinsurance contracts are considered implicit variable interests in the respective VIEs being reinsured, the termination of those contracts triggered a reconsideration event under ASC Topic 810. Consequently, Ambac was required to reevaluate its variable interests in these VIEs and concluded it was the primary beneficiary and thus required to consolidate the entities. Ambac recognized $8,422 in gains reported within Financial Guarantee: Other Income on the Consolidated Statement of Operations on initial consolidation of six VIEs during the year ended December 31, 2009. Additionally, one VIE was consolidated for a period during the year when Ambac acquired an additional variable interest in the entity through the acquisition of subordinated debt of the VIE. Ambac recognized a gain of $32,088 from this VIE reported within Corporate and Other: Other Income during the year ended December 31, 2009.

Ambac has elected to account for the assets and liabilities of the VIEs which were consolidated upon reconsideration, subsequent to the inception of the transaction at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. Changes in fair value of VIE assets and liabilities, including changes related to accrued interest on assets and liabilities, are reported within Financial Guarantee: Other Income. The increases in fair value of the assets and liabilities, subsequent to their initial consolidation for the year ended December 31, 2009 is $48,094 and $47,602, respectively.

There are 15 VIEs related to RMBS securitizations that Ambac was required to consolidate under ASC Topic 810 upon reconsideration in relation to the termination of reinsurance contracts and purchases of Ambac guaranteed securities. However, Ambac evaluated these VIEs under ASU 2009-17 and determined that Ambac may not have to consolidate these same VIEs for the first reporting period subsequent to the January 1, 2010 effective date. Consequently, Ambac will not consolidate these VIEs since the consolidation requirement (i) is temporary in nature, (ii) results in amounts that would have been consolidated under the current rules are not material to our financial statements, and (iii) might cause confusion to users of our financial statements. The consolidation of these 15 VIEs would increase Ambac’s assets and liabilities by approximately $1,190,946 and $1,129,223 respectively. The income statement effect related to consolidation of these 15 VIEs would be a gain of approximately $61,972 for the year ended December 31, 2009, respectively. These consolidation effects would be eliminated on January 1, 2010 upon adoption of ASU 2009-17. Ambac’s exposures in these VIEs are adequately reflected on our Consolidated Balance Sheets and Statements of Operations in accordance with ASC Topic 944.

The financial reports of one VIE are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of this VIE are consolidated on a one quarter lag.

Total variable interest entity notes outstanding were $3,766,914 and $244,500 as of December 31, 2009 and 2008, respectively. The range of final maturity dates of the variable interest entity notes outstanding is January 4, 2010 to December 2047 as of December 31, 2009. As of December 31, 2009, the interest rates on the variable interest entity notes ranged from 0.34% to 8.06%. Ambac is subject to potential consolidation of an additional $591,380 of assets and liabilities in connection with future utilization of one of the VIEs.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following table provides supplemental information about the combined assets and liabilities associated with the VIEs discussed above. The assets and liabilities of the VIEs are consolidated into the respective Balance Sheet captions.

	2009	2008
Assets:
Fixed income securities, at fair value	$525,947	$—
Cash	1,151	1,049
Investment income due and accrued	4,133	4,599
Loans (includes $2,428,351 at fair value in 2009)	2,635,961	231,603
Derivative assets	109,411	—
Other assets	31,075	4,356

Total assets	$3,307,678	$241,607

Liabilities:
Accrued interest payable	$3,482	$3,841
Long-term debt (includes $2,789,555 at fair value in 2009)	3,008,628	244,500
Derivative Liabilities	299,257
Other liabilities	60	79

Total liabilities	$3,311,427	$248,420

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of December 31, 2009.

	Estimated fair value	Unpaid principal balance
Loans	$2,428,351	$2,459,003
Long-term debt	$2,789,555	$3,547,842

Significant Variable Interest in Non-consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s significant variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of December 31, 2009:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets(2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Global Structured Finance:
Collateralized debt obligations	$56,497,731	$118,168	$187,532	$3,160,188
Mortgage-backed—residential	43,190,006	1,217,048	4,077,046	7,757
Mortgage-backed—commercial	1,499,683	4,476	3,252	26,095
Other consumer asset-backed	16,785,050	216,017	385,755	8,594
Other commercial asset-backed	42,566,049	1,512,502	1,637,898	16,961
Other	12,431,608	206,124	518,971	19,886

Total Global Structured Finance	172,970,127	3,274,335	6,810,454	3,239,481
Global Public Finance	46,045,541	734,860	899,136	5,969

Total	$219,015,668	$4,009,195	$7,709,590	$3,245,450

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheet. Refer to Note 2 for further information related to the accounting for financial guarantee contracts.
(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 2 for further information related to the accounting for financial guarantee insurance contracts.
(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets. Refer to Note 2 “Derivative Contracts” for further information related to the accounting for credit derivative contracts.

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

As of December 31, 2009, there have been 15 individual transactions with the QSPEs, of which 9 are outstanding. In each case, Ambac sold fixed income debt obligations to the QSPEs. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of A- and weighted average life of 6.4 years at December 31, 2009. These transactions are true sales based upon the bankruptcy remote nature of the QSPE and the absence of any agreement or obligation for Ambac to repurchase or redeem assets of the QSPE. Additionally, Ambac’s creditors do not have any rights with regard to the assets of the QSPEs. The purchase by the QSPE is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of the QSPEs are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of December 31, 2009, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the QSPEs.

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

There were no assets sold to the QSPEs during the years ended December 31, 2009, 2008 and 2007. Ambac Assurance received premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $4,906, $5,695 and $6,213 for the years ended December 31, 2009, 2008 and 2007, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Ambac paid claims to the QSPEs of $89,796, $0 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively, under these financial guarantee contracts. Ambac also received fees for providing other services amounting to $205, $221 and $245 for the years ended December 31, 2009, 2008 and 2007, respectively.

Derivative contracts are provided by Ambac Financial Services. Consistent with other non-hedging derivatives, Ambac Financial Services account for these contracts on a trade date basis at fair value. The change in fair value of interest rate and currency swaps are reflected in “Derivative products revenues” on Ambac’s Consolidated Statements of Operations. Ambac Financial Services paid $6,196, $10,905 and $33,830 for the years ended December 31, 2009, 2008 and 2007, respectively, under these derivative contracts. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 16 Fair Value Measurements.

Ambac has elected to account for its equity interest in the QSPEs at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments, effective January 1, 2008. Ambac previously accounted for its equity interest in the QSPEs using the equity method of accounting in accordance with ASC Topic 323, Investments—Equity Method in Joint Ventures. We believe that the fair value of these investments in these QSPEs provides for greater transparency for recording profit or loss as compared to the equity method. Ambac reported a $7,020 cumulative-effect adjustment benefit to the opening balance of retained earnings at January 1, 2008 as a result of the re-measurement to fair value. At December 31, 2009 the fair value of the QSPEs is $18,843 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of the QSPEs for the years ended December 31, 2009 and 2008 is $4,554 and ($17), respectively, and is included within Other Income on the Consolidated Statements of Operations.

11        RETIREMENT PLANS

Postretirement Health Care and Other Benefits:

Ambac provides postretirement and postemployment benefits, including health and life benefits covering substantially all employees who meet certain age and service requirements. Effective August 1, 2005, new employees were not eligible for postretirement benefits. None of the plans are currently funded. Postretirement and postemployment benefits expense was ($371), $730 and $1,177 in 2009, 2008 and 2007, respectively. The unfunded accumulated postretirement benefit obligation was $9,181 as of December 31, 2009. The assumed health care cost trend rates range from 10% in 2010, decreasing ratably to 6% in 2015. Increasing the assumed health care cost trend rate by one percentage point in each future year would increase the accumulated postretirement benefit obligation at December 31, 2009, by $2,009 and the 2009 benefit expense by $372. Decreasing the assumed health care cost trend rate by one percentage point in each future year would decrease the accumulated postretirement benefit obligation at December 31, 2009 by $1,567 and the 2009 benefit expense by $281.

The following table sets forth projected benefit payments from Ambac’s postretirement plan and reflects expected future service where appropriate:

Amount
2010	$214
2011	255
2012	273
2013	326
2014	356
All later years	2,468

$3,892

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The discount rate used in determining the projected benefit obligations for the postretirement plan is selected by reference to the year-end Moody’s corporate AA rate, as well as other high-quality indices with similar duration to that of the benefit plans. The rate used for the projected plan benefit obligations at the measurement date for 2009 and 2008 (December 31) was 5.75% for both years.

Savings Incentive Plan:

Substantially all employees of Ambac are covered by a defined contribution plan (the “Savings Incentive Plan”). Ambac makes an employer matching contribution of 100% of the employee’s contributions up to 6% of such participants’ base compensation, subject to limits set by the Internal Revenue Code. Ambac may also make a Basic Profit Sharing contribution of 3% of base compensation and a Supplemental Profit Sharing contribution of an additional 3% of base compensation to eligible employees. The total cost of the Savings Incentive Plan was $4,474, $4,393 and $4,678 in 2009, 2008 and 2007, respectively.

Effective January 1, 2010, matching contributions will now equal 100% of the employees’ contributions, up to 3% of such participants base compensation plus 50% of contributions to an additional 2% of base compensation, subject to limits set by the Internal Revenue Code. No Basic Profit-Sharing contributions or Supplemental Profit-Sharing contributions will be made to the Plan.

12        STOCK COMPENSATION

Employees of Ambac participate in Ambac Financial Group Inc.’s 1997 Equity Plan, which provides for the granting of stock options, stock appreciation rights, restricted stock units, performance units and other awards that are valued or determined by reference to its common stock.

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

No stock options were granted in 2009. Ambac used the Black-Scholes model to value the 2008 service condition based stock options. Ambac used a Monte Carlo simulation model for the 2007 market condition based stock option grants. The model utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the option grant and calculates the fair market value for each option granted based on certain assumptions. The assumptions for the 2008 and 2007 stock option grants are as follows:

	2008	2007
Risk-free interest rate	2.68%	5.0%
Expected volatility	68.8%	22.2%
Suboptimal factor	n.a.	175%
Dividend yield	0.36%	0.83%
Expected life	4.50 years	5.36 years

The expected volatility considers the implied volatility in Ambac’s traded options and historical volatility levels on Ambac’s common stock over the contractual term (Monte Carlo simulation) or expected life (Black-Scholes) of the option. Applicable to the Monte Carlo simulation, the suboptimal factor represents the option

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

holder’s expected exercise behavior, that is, the percentage multiplied by the option grant’s strike price results in the market price at which Ambac expects the holder to exercise their option. The determination of the suboptimal factor is based on the exercise history of Ambac’s previous grants considering management’s future expectation of exercise behavior. The expected dividend yield was based on historical dividend payments. The risk-free interest rates reflect the yields on U.S. Treasuries over the contractual term (Monte Carlo simulation) or expected life (Black-Scholes) of the award. For the Monte Carlo simulation model, we have adjusted the contractual term of the option for the effect of retirement-eligible participants to arrive at the expected term assumption.

A summary of option activity for the period ending December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
Outstanding at beginning of year	5,077,407	$51.61
Granted	0	n.a.
Exercised	0	n.a.
Forfeited or expired	(1,490,225)	$57.72

Outstanding at end of year	3,587,182	$49.08	$0	3.21

Exercisable	2,107,543	$55.44	$0	1.22

The grant date weighted average fair value of stock options granted during 2008 and 2007 were $5.71 and $24.71, respectively. The intrinsic value for stock options exercised during 2009, 2008 and 2007 was $0, $0 and $21,152, respectively.

As of December 31, 2009, there was $1,842,214 of total unrecognized compensation costs related to unvested stock options granted. These costs are expected to be recognized over a weighted average period of 1.12 years. Gross stock option expense for 2009, 2008 and 2007 was $3,319, $1,749 and $15,345, respectively. The net income effect from stock options for 2009, 2008 and 2007 were $5,426,054, $138, and $7,033, respectively. Excess tax benefits are included in financing activities of the Consolidated Statements of Cash Flows.

RSUs and Restricted Stock:

RSUs are granted to all eligible employees based upon the performance of Ambac, the performance of the employee’s department and the performance of the employee. RSUs do not have a vesting period in excess of four years. Typically, RSU agreements provide that vesting is accelerated in certain circumstances, such as retirement, permanent disability or death.

In past years, officers at the level of Managing Director and above could, in lieu of the first twenty-five percent of their cash bonus, receive RSUs. These RSUs were granted at a twenty-five percent discount to the fair market value of Ambac common stock on the date of grant. These employees could also elect to defer more than twenty-five percent of their cash bonuses in the form of RSUs, however, the aforementioned discount was only applied to the first twenty-five percent. This program was suspended in 2008.

As of December 31, 2009, 2,437,624 RSUs remained outstanding, of which (i) 2,172,782 units required future service as a condition to the delivery of the underlying shares of common stock and (ii) 264,842 units did not require future service.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Information with respect to the RSU and other stock awards is as follows:

	2009	2008	2007
RSUs and other stock awarded	$398,513	$4,112,130	$267,359
Weighted average fair value per share	$1.04	$9.93	$86.77
Gross RSU expense	$10,557	$16,119	$18,141
Net income effect	$14,368	$13,368	$9,509

A summary of RSU and other stock activity for 2009 is as follows:

	2009
	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	3,048,529	$18.70
Granted	398,513	$1.04
Delivered	(471,775)	$33.37
Forfeited	(537,643)	$17.05

Outstanding at end of year	2,437,624	$14.19

As of December 31, 2009, there was $4,536,750 of total unrecognized compensation costs related to unvested RSUs granted. These costs are expected to be recognized over a weighted average period of 1.73 years. The fair value for RSUs vested during 2009, 2008 and 2007 was $563, $4,324 and $25,842, respectively.

13        COMMITMENTS AND CONTINGENCIES

Ambac is responsible for leases on the rental of office space. The lease agreements, which expire periodically through September 2019, contain provisions for scheduled periodic rent increases and are accounted for as operating leases. An estimate of future net minimum lease payments in each of the next five years ending December 31, and the periods thereafter, is as follows:

Amount
2010	$10,839
2011	10,299
2012	8,966
2013	9,218
2014	9,512
All later years	47,103

$95,937

Rent expense for the aforementioned leases amounted to $10,097, $9,858 and $9,890 for the years ended December 31, 2009, 2008 and 2007, respectively.

A subsidiary of Ambac provides a $360,000 liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

to make payments under the reinsurance agreement. The reinsurance company is required to repay all amounts drawn under the liquidity facility. During 2009, $8,940 was drawn on this liquidity facility; at December 31, 2009, the undrawn balance was $351,060.

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court granted the motion to dismiss the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motion to dismiss. On March 8, 2010, the Company and the individual defendants moved for certification of the order denying in part the motion to dismiss for interlocutory appeal and moved for reconsideration of the order to the extent reconsideration of any aspect of the order is necessary in order to provide appropriate relief. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, and one former officer and director and one current officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010.

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

Ambac and Ambac Assurance have been named in lawsuits filed by the Cities of Los Angeles, California (“Los Angeles”), Stockton, California (“Stockton”), Oakland, California, Sacramento, California and Riverside, California, the City and County of San Francisco, the Counties of San Mateo, Alameda and Contra Costa, California, the City of Los Angeles Department of Water and Power, Los Angeles World Airports and Sacramento Municipal Utility District. The complaints make similar allegations, including (1) Ambac and the other defendants colluded with Moody’s Investors Service, Standard & Poor’s Corporation and Fitch, Inc. (the “Rating Agencies”) to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of its exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, the plaintiffs incurred higher interest costs and bond insurance premiums in respect of their bond issues.

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

14        STOCKHOLDERS’ EQUITY

Effective January 1, 2009, ASC Topic 810 requires that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest, retrospectively for all periods presented. As a result of this adoption, Ambac reclassified noncontrolling interests in the amount of $693,187 into the equity section of the December 31, 2008 consolidated balance sheets. Non-controlling interests includes primarily the preferred stock of Ambac Assurance. During 2009, Ambac Assurance sold an additional $100,000 of preferred stock, bringing the total to $800,000 (32,000 shares of preferred stock). Also, in 2009, Ambac Assurance retired 5,589 shares of preferred stock for $11,178; 4,686 of these shares were acquired in connection with a CDO commutation in July 2009. The retirement of the preferred stock resulted in an increase in equity attributed to Ambac Financial Group, Inc. of $128,547.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Net Loss Attributable to Ambac Financial Group, Inc.

Transfers (to) from the noncontrolling interest

As of December 31, 2009

Net loss attributable to Ambac Financial Group, Inc.	$(14,613)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital From retirement of 5,589 shares of preferred stock	128,547

Change from net loss attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	$113,934

Dividends declared per share amounted to $0.00, $0.10, and $0.78 in 2009, 2008 and 2007, respectively.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

15        GUARANTEES IN FORCE

The par amount of financial guarantees outstanding were $422,237,000 and $497,960,000 at December 31, 2009 and 2008, respectively. The par amount of financial guarantees outstanding, net of reinsurance, was $390,406,000 and $434,310,000 at December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the guarantee portfolio was diversified by type of guaranteed bond as shown in the following table:

	Net Par Amount Outstanding(1)
	2009	2008
Public Finance:
Lease and tax-backed revenue	$73,081,000	$77,060,000
General obligation	54,047,000	58,296,000
Utility revenue	30,835,000	32,166,000
Transportation revenue	22,501,000	22,306,000
Higher education	16,577,000	17,959,000
Health care revenue	11,987,000	15,115,000
Housing revenue	10,247,000	10,862,000
Other	3,892,000	4,457,000

Total Public Finance	223,167,000	238,221,000

Structured Finance:
Mortgage-backed and home equity	32,407,000	36,995,000
Other CDOs	18,313,000	19,988,000
CDO of ABS > 25% MBS	16,718,000	23,190,000
Asset-backed and conduits	16,455,000	25,443,000
Student loan	14,518,000	16,644,000
Investor-owned utilities	13,212,000	14,650,000
Other	3,092,000	3,499,000

Total Structured Finance	114,715,000	140,409,000

International Finance:
Asset-backed and conduits	13,691,000	16,383,000
Investor-owned and public utilities	10,388,000	8,492,000
Other CDOs	9,083,000	12,784,000
Transportation	7,584,000	6,870,000
Sovereign/sub-sovereign	6,859,000	5,980,000
Mortgage-backed and home equity	3,386,000	3,669,000
Other	1,533,000	1,502,000

Total International Finance	52,524,000	55,680,000

Total	$390,406,000	$434,310,000

(1)	Included in the above exposures are credit derivatives. Total credit derivative net par outstanding amounted to $43,276,000 and $53,918,000 at December 31, 2009 and 2008, respectively. Please refer to Recent Development in Note 1 for a description of the Proposed March 24, 2020 Settlement with respect to certain CDO-related obligations.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

As of December 31, 2009 and 2008, the International Finance guaranteed portfolio is shown in the following table by location of risk:

	Net Par Amount Outstanding
	2009	2008
United Kingdom	$22,840,000	$20,151,000
Australia	6,034,000	4,952,000
Italy	3,821,000	2,843,000
Turkey	1,842,000	1,913,000
Austria	1,149,000	905,000
Internationally diversified(1)	9,914,000	14,937,000
Other international	6,924,000	9,979,000

Total International Finance	$52,524,000	$55,680,000

(1)	Internationally diversified obligations represent pools of geographically diversified exposures which includes significant components of domestic exposure.

Gross financial guarantees in force (principal and interest) was $677,553,000 and $811,178,000 at December 31, 2009 and 2008, respectively. Net financial guarantees in force (after giving effect to reinsurance) was $619,566,000 and $695,954,000 as of December 31, 2009 and 2008, respectively.

In the United States, California and New York were the states with the highest aggregate net par amounts in force, accounting for 11.1% and 5.9% of the total at December 31, 2009. No other state accounted for more than 5%. The highest single insured risk represented 0.8% of the aggregate net par amount guaranteed.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees of $8,455,000 at December 31, 2009. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 78% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at the Company’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain asset eligibility requirements must be met, or (iii) for commitments to provide protection in credit derivative form, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Proposed Settlement, it is unclear whether such new policies could be issued. Accordingly, the $8,455,000 of commitments outstanding at December 31, 2009 does not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

16        FAIR VALUE MEASUREMENTS

On January 1, 2008, Ambac adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies to amounts measured at fair value under other accounting pronouncements that require or permit fair value measurements. The transition adjustment to beginning retained earnings was an after-tax gain of $13,031. Effective April 1, 2009, Ambac adopted ASC

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Paragraph 820-10-65-4 which provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. The adoption of ASC Paragraph 820-10-65-4 did not have a significant impact on Ambac’s financial statements.

We reflect Ambac’s own creditworthiness in the fair value of financial instruments by changing the discount rate used by observable credit spreads on either Ambac or Ambac Assurance.

The carrying amount and estimated fair value of financial instruments are presented below:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$8,098,517	$8,098,517	$8,537,676	$8,537,676
Fixed income securities pledged as collateral(1)	167,366	167,366	286,853	286,853
Short-term investments	962,007	962,007	1,454,229	1,454,229
Other investments	1,278	1,278	14,059	14,059
Cash	113,230	113,230	107,811	107,811
Loans	2,716,371	2,708,874	798,848	971,795
Derivative assets	605,905	605,905	2,187,214	2,187,214
Other assets	18,843	18,843	14,290	14,290

Financial liabilities:
Obligations under investment, repurchase and payment agreements	1,290,933	1,341,280	3,357,835	3,377,318
Long-term debt	4,640,184	3,333,518	1,868,690	626,301
Derivative liabilities	3,536,858	3,536,858	10,089,895	10,089,895
Liability for net financial guarantees written	5,639,122	2,035,987	4,270,758	4,489,014

(1)	See breakout of fixed income securities in Note 3.

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

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, loans receivable by and debt instruments issued by variable interest entities consolidated under ASC Topic 810 and equity interests in QSPEs.

Fixed Income Securities:

The fair values of fixed income investment securities are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

December 31, 2009, approximately 7%, 79% and 4% of the investment portfolio was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 10% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Derivative Instruments:

Ambac’s exposure to derivative instruments is created through interest rate, currency, and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $13,230,000 and $10,247,000 at December 31, 2009 and December 31, 2008, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions.

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

Credit Derivatives (“CDS”):

Fair value of Ambac’s CDS is determined using internal valuation models and represents the net present value of the difference between the fees Ambac originally charged for the credit protection and our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to provide the same protection at the balance sheet date. Ambac competed in the financial guarantee market, which differs from the credit markets where Ambac-insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume liquidity risk or other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of having the ability to influence our CDS counterparty in certain investor decisions, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing was well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and Ambac Assurance’s credit spread. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Surveillance Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In connection with the Proposed Settlement of all of the CDS on CDO of ABS plus certain other CDS transactions described in Note 1, additional indications of fair value were obtained from external analyses and through the negotiation process with counterparties. We considered this information in the development of our estimates of fair value as of December 31, 2009.

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. The Proposed Settlement negotiation process also provided independent indications of fair value as of December 31, 2009. Third party reference obligation values, including indications obtained through the Proposed Settlement negotiations, were used in the determination of CDS fair values related to transactions representing 93% of CDS net par outstanding and 99% of the CDS derivative liability as of December 31, 2009.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 7% of CDS net par outstanding and 1% of the CDS derivative liability as of December 31, 2009.

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

The amount of expected loss on a reference obligation is a function of the probability that the obligation will default and severity of loss in the event of default. Ambac’s CDS transactions were all originally underwritten

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

with extremely low expected losses. Both the reference obligation spreads and Ambac’s CDS fees at the inception of these transactions reflect these low expected losses. When reference obligations experience credit deterioration, there is an increase in the probability of default on the obligation and, therefore, an increase in expected loss. The effects of credit deterioration on financial guarantee CDS fees cannot be observed in the market through new transactions, secondary market transactions or by other means as there have been no such transactions. Ambac reflects the effects of changes in expected loss on the fair value of its CDS contracts by increasing the percentage of the reference obligation spread (over LIBOR) which would be captured as a CDS fee (relative change ratio) at the valuation date, resulting in a higher mark-to-market loss on our CDS relative to any price decline on the reference obligation. The fundamental assumption is that financial guarantee CDS fees will increase relative to reference obligation spreads as the underlying credit quality of the reference obligation deteriorates and approaches payment default. For example, if the credit spread of an underlying reference obligation was 80 basis points at the inception of a transaction and Ambac received a 20 basis point fee for issuing a CDS on that obligation, the “relative change ratio”, which represents the CDS fee to cash market spread Ambac would utilize in its valuation calculation, would be 25%. If the reference obligation spread increased to 100 basis points in the current reporting period, absent any observable changes in financial guarantee CDS market pricing or credit deterioration, Ambac’s current period CDS fee would be computed by multiplying the current reference obligation spread of 100 basis points by the relative change ratio of 25%, resulting in a 25 basis point fee. Thus, the model indicates we would need to receive an additional 5 basis points (25 basis points currently less the 20 basis points contractually received) for issuing a CDS in the current reporting period for this reference obligation. We would then discount the product of the notional amount of the CDS and the 5 basis point hypothetical CDS fee increase, over the weighted average life of the reference obligation to compute the current period mark-to-market loss. Using the same example, if the reference obligation spread increased to 100 basis points and there was credit deterioration as evidenced by an internal rating downgrade which increased the relative change ratio from 25% to 35%, we would estimate a 15 basis point hypothetical CDS fee increase in our model (35% of 100 basis points reference obligation spread, or 35 basis points currently, less the 20 basis points contractually received). Therefore, we would record a higher mark-to-market loss based on the computations described above absent any observable changes in financial guarantee CDS market pricing.

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

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the years ended December 31, 2009 and 2008. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, the Proposed Settlement with various CDS counterparties entered into on March 24, 2010, as described in Note 1 has provided an indication of the fair value to settle all of our CDO of ABS transactions and certain other CDS transactions subsequent to the December 31, 2009 balance sheet date. We have used this information to supplement the estimates of the fair value derived from our internal valuation model for CDS transactions currently contemplated under the Proposed Settlement.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $43,276,321 and $56,801,198 at December 31, 2009 and 2008, respectively.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 16 on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s current credit spread. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of December 31, 2009 and 2008 was 4,905 and 1,687 basis points, respectively. Refer to Note 6, Losses and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of December 31, 2009 and 2008 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
2009
Financial assets:
Fixed income securities	$233,416	$7,514,983	$350,118	$8,098,517
Fixed income securities, pledged as collateral	123,050	44,316	—	167,366
Short-term investments	962,007		—	962,007
Other investments(1)		1,178	—	1,178
Cash	113,230	—	—	113,230
Loans		—	2,428,352	2,428,352
Derivative assets	10,125	221,414	374,366	605,905
Other assets	—	—	18,843	18,843

Total financial assets	$1,441,828	$7,781,891	$3,171,679	$12,395,398

Financial liabilities:
Derivative liabilities	$—	$164,045	$3,372,813	$3,536,858
Long-term debt	—	2,401,553	388,003	2,789,556

Total financial liabilities	$—	$2,565,598	$3,760,816	$6,326,414

2008
Financial assets:
Fixed income securities	$183,826	$8,270,397	$83,453	$8,537,676
Fixed income securities, pledged as collateral	129,694	157,159	—	286,853
Short-term investments	1,454,229	—	—	1,454,229
Other investments(1)	4,059	—	—	4,059
Cash	107,811	—	—	107,811
Derivative assets	—	1,684,141	503,073	2,187,214
Other assets	—	—	14,290	14,290

Total financial assets	$1,879,619	$10,111,697	$600,816	$12,592,132

Financial liabilities:
Derivative liabilities	$—	$1,555,412	$8,534,483	$10,089,895

Total financial liabilities	$—	$1,555,412	$8,534,483	$10,089,895

(1)	Excludes a $100 and $10,000 investment, in 2009 and 2008, respectively, which is carried in the Consolidated Balance Sheet at cost

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables present the changes in the Level 3 fair value category for the years ended December 31, 2009 and 2008. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level-3 financial assets and liabilities accounted for at fair value

	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
2009
Balance, beginning of period	$83,453	$—	$14,290	$(8,031,410)	$—	$(7,933,667)
Total gains/(losses)(realized and unrealized):
Included in earnings	34,045	10,768	4,553	3,759,321	(6,729)	3,801,958
Included in other comprehensive income	23,176	—		—	—	23,176
Purchases, issuances and settlements	(6,647)	—	—	1,305,157	—	1,298,510
Additions for consolidated VIEs	126,537	2,417,584	—	—	(381,274)	2,162,847
Transfers in and/or out of Level 3	89,554	—	—	(31,515)	—	58,039

Balance, end of period	$350,118	$2,428,352	$18,843	$(2,998,447)	$(388,003)	$(589,137)

2008
Balance, beginning of period	$—	$—	$14,307	$(5,766,041)	$—	$(5,751,734)
Total gains/(losses)(realized and unrealized):
Included in earnings	336	—	(17)	(3,976,941)	—	(3,976,622)
Included in other comprehensive income	(20,313)	—	—	—	—	(20,313)
Purchases, issuances and settlements	(43,221)	—	—	1,711,572	—	1,668,351
Transfers in and/or out of Level 3	146,651	—	—	—	—	146,651

Balance, end of period	$83,453	$—	$14,290	$(8,031,410)	$—	$(7,933,667)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All invested assets that have internally modeled fair values have been classified as Level 3 as of December 31, 2009 and 2008.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the years ended December 31, 2009 and 2008 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative contracts	Derivative products revenues	Other income
2009
Total gains or losses included in earnings for the period	$34,045	$(1,360,461)	$5,173,985	$(54,203)	$42,573
Gains or losses relating to the assets and liabilities still held at the reporting date	34,045	36,378	2,641,499	(38,619)	42,573

2008
Total gains or losses included in earnings for the period	$336	$(1,795,027)	$(2,232,798)	$50,884	$(17)
Gains or losses relating to the assets and liabilities still held at the reporting date	336	55,342	(4,377,438)	60,779	(17)

17        INSURANCE REGULATORY RESTRICTIONS

Ambac Assurance (exclusive of the Segregated Account which is under the control of OCI via the Segregated Account Rehabilitation Plan) and Everspan are subject to the insurance laws and regulations of each jurisdiction in which it is licensed, some of which are described below. Failure to comply with applicable insurance laws and regulations (including, without limitation, minimum surplus requirements, aggregate risk limits and single risk limits) could expose Ambac Assurance to fines, the loss of insurance licenses in certain jurisdictions, the imposition of orders by regulators with respect to the conduct of business by Ambac Assurance and/or the inability of Ambac Assurance to dividend monies to Ambac, all of which could have an adverse impact on our business results and prospects.

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

As a result of the reduction in statutory capital and surplus and qualified statutory capital during 2008 and 2009, Ambac Assurance is not in compliance with any of the above single and aggregate risk limits. Ambac will seek to reduce its exposure to no more than the permitted amounts.

Ambac Assurance’s ability to pay dividends is generally restricted by law and subject to approval by OCI. Wisconsin insurance law restricts the payment of dividends in any 12-month period without regulatory approval to the lesser of (a) 10% of policyholders’ surplus as of the preceding December 31, and (b) the greater of (i) statutory net income (loss) for the calendar year preceding the date of dividend, minus realized capital gains for that calendar year or (ii) the aggregate of statutory net income (loss) for three calendar years preceding the date of the dividend, minus realized capital gains for those calendar years and minus dividends paid or credited within the first two of the three preceding calendar years. In connection with the termination of reinsurance contracts, OCI requires adjustments to the dividend calculation for any surplus or net income gains recognized. Additionally, no quarterly dividend may exceed the dividend paid in the corresponding quarter of the preceding year by more than 15% without notifying OCI 30 days in advance of payment. Based upon these restrictions, at December 31, 2009, Ambac Assurance will not be able to pay dividends during 2010, without regulatory approval. As a result of the rehabilitation of the Segregated Account as discussed in Note 1, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Ambac Assurance paid cash dividends of $218,540 and $190,200 on its common stock in 2008 and 2007, respectively. The 2007 dividend required regulatory approval since it exceeded the statutorily prescribed threshold.

Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

The Wisconsin Insurance Commissioner has prescribed an accounting practice that differs from NAIC SAP. Paragraph 7 of Statement of Statutory Accounting Principles No. 60 “Financial Guaranty Insurance” (“SSAP 60”) allows for a deduction from loss reserves for the time value of money by application of a discount rate equal to the average rate of return on the admitted assets of the financial guaranty insurer as of the date of the computation of the reserve. Additionally, in accordance with paragraph 7 of Statutory Accounting Principles No. 5 “Liabilities, Contingencies and Impairments of Assets”, Ambac records probable losses on its subsidiaries credit derivative contracts, using a discount rate equal to the average rate of return on its admitted assets as of the date of the computation of the contingent liability. The Wisconsin Insurance Commissioner has directed the Company to utilize a prescribed discount rate of 5.10%, which is less than the rate computed by the Company, for the purpose of discounting both its loss reserves and its estimated impairment losses on subsidiary guarantees. This prescribed discount rate resulted in lower net income for 2009 and statutory surplus at December 31, 2009 than if the Company had reported such amounts in accordance with NAIC SAP.

Wisconsin accounting practices for changes to contingency reserves differ from NAIC SAP. Under NAIC SAP, contributions to and releases from the contingency reserve are recorded via a direct charge or credit to surplus. Under section 3.08(7)(b) of the Wisconsin Administrative Code, contributions to and releases from the

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

contingency reserve are to be recorded through underwriting income. The Company received permission of the Wisconsin Insurance Commissioner to record contributions to and releases from the contingency reserve and the related tax and loss bond impact, in accordance with NAIC SAP. Statutory surplus is the same using each of these accounting practices. Net income for 2009 and 2008 are higher by $1,578,541 (unaudited) and $807,233, respectively than if the Company had reported the release of the contingency reserves in accordance with the Wisconsin Administrative Code.

Statutory capital and surplus was $801,869 (unaudited) and $1,554,448 at December 31, 2009 and 2008, respectively. Qualified statutory capital was $1,154,037 (unaudited) and $3,484,057 at December 31, 2009 and 2008, respectively. Statutory net loss for Ambac Assurance was $2,479,612 (unaudited) and $4,034,666 for 2009 and 2008, respectively. The statutory capital and surplus and statutory net loss amounts at December 31, 2009 discussed above were reported in Ambac Assurance’s unaudited statutory financial statement prior to the events outlined in the “Recent Developments” section of Note 1 regarding the Segregated Account Rehabilitation Proceedings and Proposed Settlement Agreement. These recent developments will likely have an adverse impact on the statutory capital and surplus and statutory net loss amounts to be reported in our December 31, 2009 audited statutory financial statements. The audited statutory financial statements are required to be filed as part of our regulatory reporting requirements with the State of Wisconsin by June 1, 2010.

Statutory capital and surplus differs from stockholders’ equity determined under GAAP principally due to statutory accounting rules that treat loss reserves, consolidation of subsidiaries, premiums earned, policy acquisition costs and deferred income taxes differently.

18        SEGMENT INFORMATION

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate, total return and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

Ambac Assurance guarantees the swap and investment agreement obligations of its Financial Services affiliates. Additionally, Ambac Assurance provides loans to the Financial Services businesses. Inter-segment revenues include the premiums and investment income earned under those agreements and dividends received from its Financial Services subsidiaries. Such premiums are determined as if they were premiums paid by third parties, that is, at current market prices.

Information provided below for “Corporate and Other” relates to (i) investment advisory, consulting and research services to the structured credit markets and (ii) corporate activities, including interest expense on debentures. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. Inter-segment revenues consist of dividends received.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables are a summary of financial information by reportable segment as of and for the years ended December 31, 2009, 2008 and 2007:

	Financial Guarantee	Financial Services	Corporate and Other	Intersegment Eliminations	Total Consolidated
2009:
Revenues:
Unaffiliated customers	$4,083,054	$(206,007)	$34,154	$—	$3,911,201
Intersegment	50,120	(49,297)	359	(1,182)	—

Total revenues	$4,133,174	$(255,304)	$34,513	$(1,182)	$3,911,201

Income before income taxes:
Unaffiliated customers	$1,081,263	$(252,726)	$(103,632)	$—	$724,905
Intersegment	42,090	(45,032)	2,942	—	—

Total income before income taxes	$1,123,353	$(297,758)	$(100,690)	$—	$724,905

Total assets	$16,886,982	$1,949,419	$49,966	$—	$18,886,367

2008:
Revenues:
Unaffiliated customers	$(2,496,775)	$(260,020)	$3,309	$—	$(2,753,486)
Intersegment	22,608	(23,919)	219,766	(218,455)	—

Total revenues	$(2,474,167)	$(283,939)	$223,075	$(218,455)	$(2,753,486)

Income before income taxes:
Unaffiliated customers	$(4,953,930)	$(507,744)	$(156,669)	$—	$(5,618,343)
Intersegment	37,160	(32,974)	214,374	(218,560)	—

Total income before income taxes	$(4,916,770)	$(540,718)	$57,705	$(218,560)	$(5,618,343)

Total assets	$10,971,320	$6,121,415	$166,938	$—	$17,259,673

2007:
Revenues:
Unaffiliated customers	$(4,600,784)	$380,808	$5,050	$—	$(4,214,926)
Intersegment	13,057	(12,222)	196,861	(197,696)	—

Total revenues	$(4,587,727)	$368,586	$201,911	$(197,696)	$(4,214,926)

Income before income taxes:
Unaffiliated customers	$(5,008,692)	$(51,426)	$(94,631)	$—	$(5,154,749)
Intersegment	24,019	(19,346)	192,322	(196,995)	—

Total income before income taxes	$(4,984,673)	$(70,772)	$97,691	$(196,995)	$(5,154,749)

Total assets	$14,044,429	$9,609,579	$59,789	$—	$23,713,797

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

The following tables summarize gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment, by location of risk for the years ended December 31, 2009, 2008 and 2007:

	Gross Premiums Written	Net Premiums Earned	Net change in fair value of credit derivatives
2009
United States	$(300,001)	$568,935	$3,454,919
United Kingdom	(59,540)	134,824	14,082
Other international	(189,305)	93,601	343,926

Total	$(548,846)	$797,360	$3,812,927

2008
United States	$332,605	$842,628	$(3,625,550)
United Kingdom	79,315	69,773	(21,600)
Other international	124,955	110,356	(383,972)

Total	$536,875	$1,022,757	$(4,031,122)

2007
United States	$785,477	$642,597	$(5,836,600)
United Kingdom	111,752	73,337	(12,181)
Other international	134,173	125,527	(79,176)

Total	$1,031,402	$841,461	$(5,927,957)

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollar Amounts in Thousands, Except Share Amounts)

19        QUARTERLY FINANCIAL INFORMATION (unaudited)

	First	Second	Third	Fourth	Full Year
2009:
Gross premiums written	$(39,251)	$(118,420)	$(231,213)	$(159,962)	$(548,846)
Net premiums written	(10,216)	40,091	158,466	(127,164)	61,177
Net premiums earned	196,812	177,732	238,401	184,415	797,360
Financial guarantee net investment income	103,658	127,988	140,340	121,551	493,537
Financial guarantee total other-than-temporary impairment losses	(744,741)	(675,394)	(32,529)	(118,054)	(1,570,718)
Financial guarantee net realized investment (losses) gains	(1,551)	7,710	86,916	38,585	131,660
Net change in fair value of credit derivatives	1,545,850	963	2,132,904	133,210	3,812,927
Financial services net other-than-temporary impairment losses recognized in earnings	(85,490)	(186,708)	(11,660)	—	(283,858)
Financial services net realized investment gains (losses)	116,546	(2,310)	28,109	42,129	184,474
Financial services revenue	(3,535)	4,366	(204,001)	96,547	(106,623)
Losses and loss expenses	739,830	1,230,847	459,213	385,423	2,815,313
Financial guarantee underwriting and operating expenses	56,637	48,861	28,039	42,273	175,810
Financial services expenses	16,740	11,852	9,749	8,378	46,719
Income (loss) before income taxes	279,700	(1,794,922)	2,153,959	86,168	724,905
Net (loss) income attributable to Ambac Financial Group, Inc.	(392,187)	(2,368,794)	2,188,257	558,111	(14,613)
Net (loss) income per share:
Basic	$(1.36)	$(8.24)	$7.58	$1.93	$(0.05)
Diluted	$(1.36)	$(8.24)	$7.58	$1.93	$(0.05)

2008:
Gross premiums written	$159,207	$141,280	$118,645	$117,743	$536,875
Net premiums written	135,673	123,834	123,016	101,190	483,713
Net premiums earned	186,866	325,471	282,326	228,094	1,022,757
Financial guarantee net investment income	123,645	130,740	126,757	112,918	494,060
Financial guarantee total other-than-temporary impairment losses	—	(2,372)	(2,548)	(66,011)	(70,931)
Financial guarantee net realized investment gains	22,212	1,245	51,926	4,555	79,938
Net change in fair value of credit derivatives	(1,708,199)	976,615	(2,705,179)	(594,359)	(4,031,122)
Financial services net other-than-temporary impairment losses recognized in earnings	(177,594)	(150,058)	(124,280)	—	(451,932)
Financial services net realized investment gains	7,802	8,082	39,289	160,409	215,582
Financial services revenue	(26,655)	39,009	13,102	(49,126)	(23,670)
Losses and loss expenses	1,042,761	(339,294)	607,702	916,414	2,227,583
Financial guarantee underwriting and operating expenses	48,903	61,955	47,051	58,175	216,084
Financial services expenses	92,392	61,211	53,514	40,607	247,724
Income (loss) before income taxes	(2,790,705)	1,507,383	(3,072,064)	(1,262,957)	(5,618,343)
Net (loss) income attributable to Ambac Financial Group, Inc.	(1,660,343)	823,134	(2,431,222)	(2,340,817)	(5,609,248)
Net (loss) income per share:
Basic	$(11.69)	$2.85	$(8.45)	$(8.14)	$(22.31)
Diluted	$(11.69)	$2.80	$(8.45)	$(8.14)	$(22.31)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures. Ambac’s management, with the participation of Ambac’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Ambac’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Ambac’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Ambac’s disclosure controls and procedures are effective at the reasonable assurance level.

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

(b)	Changes in Internal Controls Over Financial Reporting. To address new reporting requirement of ASC Topic 944, Ambac’s management has implemented changes to our systems and operational processes. As such, Ambac’s management has added certain internal controls over financial reporting to Ambac’s internal control over financial reporting (as such term in defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during Ambac’s fiscal quarter ended March 31, 2009. There were no changes in Ambac’s internal control over financial reporting during the fiscal year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

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

Information relating to the Registrant’s executive officers and directors, including its audit and risk assessment committee and audit committee financial experts will be in the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on May 24, 2010, which will be filed within 120 days of the end of our fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference. Information relating to the Registrant’s Code of Business Conduct is included in Part I, Item 1 of the Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information relating to the Registrant’s executive officer and director compensation will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Information relating to security ownership of certain beneficial owners of the Registrant’s common stock and information relating to the security ownership of the Registrant’s management will be in the 2010 Proxy Statement and is incorporated herein by reference.

Information relating to compensation plans under which equity securities of the Registrant are authorized for issuance will be in the 2010 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as a part of this report:

1.	Financial Statements

The consolidated financial statements included in Item 8 above are filed as part of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

The financial statement schedules filed herein, which are the only schedules required to be filed, are as follows:

Schedule I—Summary of Investments Other Than Investments in Related Parties	213

Schedule II—Condensed Financial Information of Registrant (Parent Company Only)	214-219

Schedule IV—Reinsurance	220

3.	Exhibits

The following items are annexed as exhibits:

Exhibit Number	Description
3.01	Conformed Amended and Restated Certificate of Incorporation of Ambac Financial Group filed with the Secretary of State of the State of Delaware on July 11, 1997. (Filed as Exhibit 4.05 to Ambac Financial Group’s Quarterly Report for the quarter ended September 30, 1997 and incorporated herein by reference.)

3.02	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 13, 1998. (Filed as Exhibit 4.04 to the Ambac Financial Group Inc.’s Quarterly Report for the quarter ended June 30, 1998 and incorporated herein by reference.)

3.03	Conformed Copy of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of the State of Delaware on May 28, 2004. (Filed as Exhibit 3.03 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

3.04	Conformed Copy of the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Ambac Financial Group, Inc. filed with the Secretary of State of Delaware on June 20, 2008 (Filed as Exhibit 4.04 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479).)

3.05	By-laws of Ambac Financial Group, as amended through October 21, 2008 (filed as Exhibit 3.04 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed October 27, 2008 and incorporated herein by reference.)

3.06	Certificate of Designations of Series A Mandatory Convertible Participating Preferred Stock of Ambac Financial Group, Inc. (Filed as Exhibit 3.5 to Ambac Financial Group, Inc.’s Form 8-A/A relating to the Corporate Units dated March 12, 2008 and incorporated herein by reference.)

4.01	Definitive Engraved Stock Certificate representing shares of Common Stock. (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

4.02	Indenture, dated as of August 1, 1991, between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to The Chase Manhattan Bank (National Association)). (Filed as Exhibit 4.01 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 33-59290) and incorporated herein by reference.)

4.03	Indenture dated as of August 24, 2001 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to the Chase Manhattan Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Amendment No. 2 to Registration Statement on Form S-3 (Reg. No. 333-57206) and incorporated herein by reference.)

Exhibit Number	Description
4.04	Indenture dated as of April 22, 2003 between Ambac Financial Group, Inc. and The Bank of New York (as Successor Trustee to JP Morgan Chase Bank). (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Reg. No. 333-104758) and incorporated herein by reference.)

4.05	Indenture dated as of February 15, 2006 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group Inc.’s Shelf Registration on Form S-3 dated February 16, 2006 and incorporated herein by reference.)

4.06	Junior Subordinated Indenture dated as of February 12, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 4.11 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.07	First Supplemental Indenture dated as of February 7, 2007 between Ambac Financial Group, Inc. and the Bank of New York as Trustee. (Filed as Exhibit 1.01 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

4.08	Supplemental Indenture, dated as of March 12, 2008, by and between Ambac Financial Group, Inc. and The Bank of New York, as Trustee. (Filed as Exhibit 4.1 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.09	Remarketing Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., Credit Suisse Securities (USA) LLC, Citigroup Global Markets Inc., Banc of America Securities LLC, UBS Securities LLC and The Bank of New York, as purchase contract agent and attorney-in-fact of the holders of purchase contracts. (Filed as Exhibit 4.2 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.10	Purchase Contract Agreement, dated as of March 12, 2008, by and between Ambac Financial Group, Inc., and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.3 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.11	Pledge Agreement, dated as of March 12, 2008, by and among Ambac Financial Group, Inc., The Bank of New York, as collateral agent, custodial agent and securities intermediary, and The Bank of New York, as purchase contract agent. (Filed as Exhibit 4.4 to Ambac Financial Group, Inc.’s Current Report on Form 8-K filed March 12, 2008.)

4.12	Form of 9.38% Debenture due August 1, 2011. (Filed as Exhibit 4.02 to the Registration Statement on Form S-1 (Reg. No. 33-40385) and incorporated herein by reference.)

4.13	Form of 7.50% Debenture due May 1, 2023. (Filed as Exhibit 4.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.)

4.14	Form of 5.95% Debenture due February 28, 2103 (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated February 26, 2003 and incorporated herein by reference.)

4.15	Form of 5.875% Debentures due March 24, 2103. (Filed as Exhibit 2 to Ambac Financial Group, Inc.’s Registration Statement on Form 8-A dated March 26, 2003 and incorporated herein by reference)

4.16	Form of 5.95% Debentures due December 5, 2035. (Filed as Exhibit 4.13 to Ambac Financial Group, Inc.’s Current Report on From 8-K dated November 29, 2005 and incorporated herein by reference.)

4.17	Form of 6.15% Directly Issued Subordinated Capital Securities due February 15, 2037. (Filed as Exhibit 4.13 to Ambac Financial Group Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.)

Exhibit Number	Description
4.18	Replacement Capital Covenant dated as of February 12, 2007 by Ambac Financial Group, Inc. and in favor of and for the benefit of each Covered Debt Holder. (Filed as Exhibit 4.14 to Ambac Financial Group, Inc.’s Current Report on Form 8-K dated February 12, 2007 and incorporated herein by reference.

10.01*	Employment Agreement dated as of September by and between Ambac Financial Group, Inc. and William T. McKinnon. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.)

10.02*+	Agreement dated as of December 31, 2009 by and between Ambac Financial Group, Inc. and Robert Shoback.

10.03*+	Agreement dated as of March 5, 2010 by and between Ambac Financial Group, Inc. and Sean Leonard.

10.04	Employment Agreement dated as of June 24, 2009 between ABK Investment Advisors, Inc. (now known as RangeMark Investment Management, Inc.) and Robert S. Smith. (Filed as Exhibit 10.20 to Ambac Financial Group Inc.’s Quarterly Report on Form 10-K for quarter ended June 30, 2009 and incorporated herein by reference.)

10.05*+	Directors’ Compensation Table (effective as of March 15, 2010).

10.06*	Ambac Financial Group, Inc. 1997 Equity Plan, amended as of June 3, 2008. (Filed as Exhibit 4.07 to Ambac Financial Group, Inc.’s Registration Statement on Form S-8 (Reg. No. 333-152479) and incorporated herein by reference.)

10.07*	Form of Restricted Stock Unit Award. (Filed as Exhibit 10.05 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.08*	Form of Stock Option Award. (Filed as Exhibit 10.06 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.)

10.09*	Form of Notice of Award of Directors’ Phantom Stock Units. (Filed as Exhibit 10.07 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.10*	Ambac Financial Group, Inc. 1997 Non-Employee Directors Equity Plan. (As amended through January 27, 2009.) (Filed as Exhibit 10.08 to Ambac Financial Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.)

10.11*	Form of Notice of Award of Directors’ Five Year Restricted Stock Units. (Filed as Exhibit 10.12 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.12*	Form of Notice of Award of Directors’ Annual Stock Units. (Filed as Exhibit 10.13 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference.)

10.13*	Ambac Financial Group, Inc. 1997 Executive Incentive Plan, amended as of January 30, 2007. (Filed as Exhibit 10.43 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.)

+	Filed herewith.
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item15(c) of Form 10-K.

Exhibit Number	Description
10.14*	Ambac Financial Group, Inc. Deferred Compensation Plan for Outside Directors, effective as of December 1, 1993 as amended through October 22, 2007. (Filed as Exhibit 10.46 to Ambac Financial Group, Inc.’s Annual Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.15*	Ambac Financial Group, Inc. 1997 Equity Plan Senior Officer Deferred Compensation Sub-Plan of the 1997 Equity Plan effective as of October 26, 1999. (Filed as Exhibit 10.47 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2007 and incorporated herein by reference.)

10.16*	Form of Amended and Restated Management Retention Agreement for Executive Officers. (Filed as Exhibit 10.08 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference.)

10.17*+	Form of Retention Agreement.

10.18	Lease Agreement, dated as of January 1, 1992 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.36 to Ambac Financial Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 and incorporated herein by reference.)

10.19	Amendment to Lease Agreement dated August 1, 1997 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.)

10.20	Amendment to Lease Agreement dated December 23, 2002 between South Ferry Building Company and Ambac Assurance Corporation. (Filed as Exhibit 10.20 to Ambac Financial Group, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference.)

10.21	Tax Settlement Agreement, dated as of March 30, 1993, among Citicorp, Citibank, N.A., Citicorp Financial Guarantee Holdings, Inc., Ambac Financial Group, Inc., Ambac Assurance Corporation, American Municipal Bond Holding Company and Health Care Investment Analysts, Inc. (Filed as Exhibit 10.02 to Ambac Financial Group, Inc.’s Registration Statement on Form S-3 (Registration No. 33-59290) and incorporated herein by reference.)

10.22+	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.23+	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.24+	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.25+	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation.

12.01+	Statement re computation of ratios.

21.01+	List of Subsidiaries of Ambac Financial Group, Inc.

23.01+	Consent of Independent Registered Public Accounting Firm.

31.1+	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2+	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit Number	Description
32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith.
++	Furnished herewith
*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to Item15(c) of Form 10-K.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE I - SUMMARY OF INVESTMENTS

Other Than Investments in Related Parties

December 31, 2009

(Dollar Amounts in Thousands)

Type of Investment	Amortized Cost	Estimated Fair Value	Amount at which shown in the balance sheet
U.S. government obligations	$352,726	$356,466	$356,466
U.S. agency obligations	85,551	90,929	90,929
Municipal obligations	3,103,761	3,205,480	3,205,480
Residential mortgage-backed securities	1,843,031	1,938,731	1,938,731
Collateralized debt obligations	79,135	56,451	56,451
Other asset-backed securities	1,652,851	1,448,439	1,448,439
Corporate obligations	1,020,315	1,001,736	1,001,736
Foreign obligations	158,498	167,651	167,651
Short-term	962,007	962,007	962,007
Other	1,278	1,278	1,278

Total	$9,259,153	$9,229,168	$9,229,168

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Balance Sheets

December 31, 2009 and 2008

(Dollar Amounts in Thousands Except Share Data)

	2009	2008
ASSETS
Assets:
Investments:
Fixed Income securities, at fair value (amortized cost of $24,485 in 2009)	$24,485	$—
Short-term investments, at cost (approximates fair value)	111,826	102,101

Total Investments	136,311	102,101
Cash	166	8,875
Investments in subsidiaries	(645,401)	(2,397,148)
Other investments (cost of $0 in 2009 and $877 in 2008)	—	980
Note receivable from affiliate	—	122,000
Deferred income taxes	—	2,894
Current income taxes receivable	29,268	30,464
Other assets	27,304	21,808

Total assets	$(452,352)	$(2,108,026)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Long-term debt	$1,631,558	$1,624,189
Deferred income taxes	147,047	—
Accrued interest payable	32,714	20,130
Other liabilities	24,114	29,964

Total liabilities	1,835,433	1,674,283

Stockholders’ equity:
Preferred stock, par value $0.01 per share; authorized shares—4,000,000; issued and outstanding shares—none	—	—
Common Stock, par value $0.01 per share; authorized shares—650,000,000 at December 31, 2009 and 2008; issued shares—294,378,282 at December 31, 2009 and 2008	2,944	2,944
Additional paid-in capital	2,172,656	2,030,031
Accumulated other comprehensive income	(24,827)	(1,670,198)
Accumulated deficit	(3,878,015)	(3,550,768)
Common Stock held in treasury at cost, 6,780,093 shares at December 31, 2009 and 7,138,800 shares at December 31, 2008	(560,543)	(594,318)

Total stockholders’ deficit	(2,287,785)	(3,782,309)

Total liabilities and stockholders’ deficit	$(452,352)	$(2,108,026)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Operations

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2009	2008	2007
Revenues:
Dividend income	$—	$218,540	$196,861
Interest and other income	33,174	4,675	5,108
Net realized gains	33	—	—

Total revenues	33,207	223,215	201,969

Expenses:
Interest expense	119,120	114,344	86,178
Operating expenses	13,149	27,454	7,872

Total expenses	132,269	141,798	94,050

(Loss) income before income taxes and equity in undistributed net income (loss) of subsidiaries undistributed net income of subsidiaries	(99,062)	81,417	107,919
Federal income tax provision (benefit)	153,011	(47,812)	(30,492)

(Loss) income before equity in undistributed net income (loss) of subsidiaries	(252,073)	129,229	138,411
Equity in undistributed net income (loss) of subsidiaries	237,460	(5,738,477)	(3,386,568)

Net loss	$(14,613)	$(5,609,248)	$(3,248,157)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	Total	Comprehensive Income	Ambac Financial Group, Inc.
			Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2007	$6,189,605	$—	$5,470,049	$187,518	$—	$1,092	$790,168	$(259,222)
Net Loss	$(3,248,157)	$(3,248,157)	$(3,248,157)
Comprehensive loss:
Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of $(164,324)(1)	(200,493)	(200,493)		(200,493)
Loss on derivative hedges, net of deferred income taxes of $(8,692)	(11,719)	(11,719)		(11,719)
Loss on foreign currency translation, net of deferred income taxes of $463	859	859		859

Other comprehensive loss	(211,353)	(211,353)

Total comprehensive loss	(3,459,510)	(3,459,510)

Adjustment to initially apply FASB No. 158, net of deferred income taxes of $914	1,697			1,697
Dividends declared—common stock	(79,556)		(79,556)
Dividends on restricted stock units	(19)		(19)
Exercise of stock options	(34,534)		(34,534)
Issuance of stock	—
Stock-based compensation	41,273						41,273
Excess tax benefit related to share-based compensation	8,511						8,511
Cost of shares acquired	(449,392)							(449,392)
Shares issued under equity plans	61,828							61,828

Balance at December 31, 2007	$2,279,893		$2,107,773	$(22,138)	$—	$1,092	$839,952	$(646,786)

Balance at January 1, 2008	$2,279,893	$—	$2,107,773	$(22,138)	$—	$1,092	$839,952	$(646,786)
Net loss	(5,609,248)	(5,609,248)	(5,609,248)
Comprehensive loss:
Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of $(838,871)(1)	(1,635,326)	(1,635,326)		(1,635,326)
Gain on derivative hedges, net of deferred income taxes of $7,440	9,303	9,303		9,303
Gain on foreign currency translation, net of deferred income taxes of $(11,866)	(22,037)	(22,037)		(22,037)

Other comprehensive loss	(1,648,060)	(1,648,060)

Total comprehensive loss	(7,257,308)	$(7,257,308)

Adjustment to initially apply FASB No. 157 and 159, net of deferred income taxes of $10,826	20,102		20,102
Dividends declared—common stock	(15,804)		(15,804)
Dividends on restricted stock units	(33)		(33)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Stockholders’ Equity

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	Total	Ambac Financial Group, Inc.
		Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Exercise of stock options	(53,558)		(53,558)
Issuance of stock	1,182,032					1,852	1,180,180
Stock-based compensation	23,749						23,749
Excess cost related to share-based compensation	(13,850)						(13,850)
Cost of shares acquired	(1,090)							(1,090)
Shares issued under equity plans	53,558							53,558

Balance at December 31, 2008	$(3,782,309)		$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)

Balance at January 1, 2009	$(3,782,309)	$—	$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)
Retirement of shares issued to noncontrolling interest	128,547						128,547
Comprehensive income:
Net income	(14,613)	(14,613)	(14,613)
Comprehensive income:
Other comprehensive income:
Unrealized gains on securities, net of deferred income taxes of $879,166(1)	1,734,803	1,734,803		1,734,803
Gain on derivative hedges, net of deferred income taxes of $617	1,145	1,145		1,145
Gain on foreign currency translation, net of deferred income taxes of $6,461	11,998	11,998		11,998

Other comprehensive gain	1,747,946	1,747,946

Total comprehensive gain	1,733,333	1,733,333

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Valuation allowance on equity	13,307		13,307
Net Change related to employee benefit plan	(510)			(510)
Dividends declared—subsidiary shares to noncontrolling interest	(12,509)		(12,509)
Dividends on restricted stock units	—		—
Stock-based compensation	(19,703)		(33,781)				14,078
Excess cost related to share-based compensation	—
Cost of shares acquired	(122)							(122)
Shares issued under equity plans	33,897							33,897

Balance at December 31, 2009	$(2,287,785)		$(3,878,015)	$(24,827)	$—	$2,944	$2,172,656	$(560,543)

(1)	Disclosure of reclassification amount:

	2009	2008	2007
Unrealized holding gains (losses) arising during period	$685,979	$(1,944,299)	$(195,657)
Less: reclassification adjustment for net (losses) gains included in net (loss) income	(1,048,824)	(308,973)	4,836

Net unrealized gains (losses) on securities	$1,734,803	$(1,635,326)	$(200,493)

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Condensed Statements of Cash Flows

Three Years Ended December 31,

(Dollar Amounts in Thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(14,613)	$(5,609,248)	$(3,248,157)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net (income) loss of subsidiaries	(237,460)	5,738,477	3,386,568
Net realized gains	(33)	—	—
Increase (decrease) in current income taxes payable/receivable	1,196	(39,134)	(1,934)
Increase (decrease) in deferred income taxes payable/receivable	153,011	2,791	(3,677)
Decrease (increase) in other assets	(5,496)	6,678	(5,403)
Other, net	13,292	5,042	15,119

Net cash (used in) provided by operating activities	(90,103)	104,606	142,516

Cash flows from investing activities:
Proceeds from matured bonds	1,660	—	—
Purchases of bonds	(26,145)	—	—
Change in short-term investments	(9,725)	(51,353)	14,833
Note to subsidiary	122,000	(122,000)	—
Other, net	(5,218)	(171)	(3,493)

Net cash provided by (used in) investing activities	82,572	(173,524)	11,340

Cash flows from financing activities:
Dividends paid	—	(15,804)	(79,566)
Proceeds from issuance of long-term debt	—	228,969	393,340
Proceeds from issuance of common stock	—	1,182,032	—
Payment for intercompany note	—	—	(8,942)
Purchases of treasury stock	—	(1,090)	(449,392)
Proceeds from sale of treasury stock	—	—	27,295
Contribution to subsidiaries	(1,178)	(1,318,006)	(35,000)

Net cash (used in) provided by financing activities	(1,178)	76,101	(152,265)

Net cash flow	(8,709)	7,183	1,591
Cash at January 1	8,875	1,692	101

Cash at December 31	$166	$8,875	$1,692

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$27,500	$205,000
Interest expense on debt	$101,016	$105,597	$83,016

AMBAC FINANCIAL GROUP, INC.

SCHEDULE II - CONDENSED FINANCIAL INFORMATION

OF REGISTRANT (PARENT COMPANY ONLY)

Note to Condensed Financial Information

The condensed financial information of Ambac Financial Group, Inc. for the years ended December 31, 2009, 2008 and 2007, should be read in conjunction with the consolidated financial statements of Ambac Financial Group, Inc. and Subsidiaries and the notes thereto. Investments in subsidiaries are accounted for using the equity method of accounting.

AMBAC FINANCIAL GROUP, INC. AND SUBSIDIARIES

SCHEDULE IV – REINSURANCE

December 31, 2009, 2008 and 2007

(Dollar Amounts in Thousands)

Insurance Premiums Written	Gross Amount	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year ended December 31, 2007	$1,031,402	$277,532	$22,871	$753,870	3.03%
Year ended December 31, 2008	$536,875	$53,162	$17,736	$483,713	3.67%
Year ended December 31, 2009	$(548,846)	$(610,023)	$(110,333)	$61,177	n.m.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBAC FINANCIAL GROUP, INC.
(Registrant)

Dated: April 9, 2010	By:	/S/ DAVID TRICK
	Name:	David Trick
	Title:	Senior Managing Director, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID W. WALLIS David W. Wallis	President and Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2010

/S/ MICHAEL A. CALLEN Michael A. Callen	Director	April 9, 2010

/S/ DAVID TRICK David Trick	Senior Managing Director and Chief Financial Officer (Principal Financial Officer)	April 9, 2010

/S/ ROBERT B. EISMAN Robert B. Eisman	Senior Managing Director and Chief Accounting Officer (Principal Accounting Officer)	April 9, 2010

/S/ JILL M. CONSIDINE Jill M. Considine	Director	April 9, 2010

/S/ PAUL DEROSA Paul DeRosa	Director	April 9, 2010

/S/ PHILIP N. DUFF Philip N. Duff	Director	April 9, 2010

/S/ THOMAS C. THEOBALD Thomas C. Theobald	Director	April 9, 2010

/S/ LAURA S. UNGER Laura S. Unger	Director	April 9, 2010

/S/ HENRY D.G. WALLACE Henry D.G. Wallace	Director	April 9, 2010

INDEX TO EXHIBITS

Exhibit Number	Description
10.02*	Agreement dated as of December 31, 2009 by and between Ambac Financial Group, Inc. and Robert Shoback.

10.03*	Agreement dated as of March 5, 2010 by and between Ambac Financial Group, Inc. and Sean Leonard.

10.05*	Directors’ Compensation Table (effective as of March 15, 2010.)

10.17	Form of Retention Agreement.

10.22	Management Services Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.23	Cooperation Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.24	Aggregate Excess of Loss Reinsurance Agreement, dated as of March 24, 2010, by and between the Segregated Account of Ambac Assurance Corporation and Ambac Assurance Corporation.

10.25	Secured Note, dated as of March 24, 2010, from Ambac Assurance Corporation to the Segregated Account of Ambac Assurance Corporation.

12.01	Statement re computation of ratios.

21.01	List of Subsidiaries of Ambac Financial Group, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) Promulgated under the Securities Exchange Act of 1934, as amended.

32.1++	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan, contract or arrangement required to be filed as an exhibit pursuant to item 15(c) of Form 10-K.
++	Furnished herewith.