Form 10-Q
period 2010-03-31
AMBAC FINANCIAL GROUP INC
filed 2010-05-17
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 3, 2010, 288,380,691 shares of Common Stock, par value $0.01 per share, (net of 5,997,591 treasury shares and 294,378,282 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(Dollars in Thousands)	March 31, 2010	December 31, 2009
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $6,856,400 in 2010 and $7,605,565 in 2009)	$7,009,095	$7,572,570
Fixed income securities pledged as collateral, at fair value (amortized cost of $102,361 in 2010 and $164,356 in 2009)	103,400	167,366
Short-term investments, (amortized cost of $2,602,585 in 2010 and $962,007 in 2009)	2,602,585	962,007
Other (cost of $1,278 in 2010 and 2009)	1,278	1,278

Total investments	9,716,358	8,703,221

Cash and cash equivalents	114,808	112,079
Receivable for securities sold	41,995	3,106
Investment income due and accrued	46,575	73,062
Premium receivables	2,941,546	3,718,158
Reinsurance recoverable on paid and unpaid losses	89,627	78,115
Deferred ceded premium	395,517	500,804
Subrogation recoverable	877,908	902,612
Deferred taxes	—	11,250
Current taxes	—	421,438
Deferred acquisition costs	273,405	279,704
Loans	71,090	80,410
Derivative assets	433,688	496,494
Other assets	224,776	229,299
Variable interest entity assets:
Fixed income securities, at fair value	4,125,851	525,947
Restricted cash	100,941	1,151
Investment income due and accrued	1,331	4,133
Loans (includes $16,141,419 and $2,428,352 at fair value)	16,355,816	2,635,961
Derivative assets	4,437	109,411
Other assets	8	12

Total assets	$35,815,677	$18,886,367

Liabilities and Stockholders’ Deficit (Equity):
Liabilities:
Unearned premiums	$4,926,807	$5,687,114
Losses and loss expense reserve	4,680,633	4,771,684
Ceded premiums payable	223,747	291,843
Obligations under investment and payment agreements	1,150,220	1,177,406
Obligations under investment repurchase agreements	113,296	113,527
Current taxes	22,506	—
Long-term debt	1,633,400	1,631,556
Accrued interest payable	47,070	47,125
Derivative liabilities	3,636,091	3,536,858
Other liabilities	226,236	248,655
Payable for securities purchased	399,959	2,074
Variable interest entity liabilities:
Accrued interest payable	750	3,482
Long-term debt (includes $18,999,183 and $2,789,556 at fair value)	19,225,145	3,008,628
Derivative liabilities	1,006,534	—
Other liabilities	68	60

Total liabilities	37,292,462	20,520,012

Stockholders’ (deficit) equity:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	2,944	2,944
Additional paid-in capital	2,174,247	2,172,656
Accumulated other comprehensive loss (income)	119,660	(24,827)
Accumulated deficit	(3,972,754)	(3,878,015)
Common stock held in treasury at cost	(454,942)	(560,543)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,130,845)	(2,287,785)
Noncontrolling interest	654,060	654,140

Total stockholders’ deficit	(1,476,785)	(1,633,645)

Total liabilities and stockholders’ deficit	$35,815,677	$18,886,367

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(Dollars in Thousands, Except Share Data)	2010	2009
Revenues:
Financial Guarantee:
Net premiums earned	$125,231	$196,812
Net investment income	117,570	100,875
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(33,468)	(744,741)
Portion of loss recognized in other comprehensive income	2,119	—

Net other-than-temporary impairment losses recognized in earnings	(31,349)	(744,741)

Net realized investment gains (losses)	55,139	(1,551)
Change in fair value of credit derivatives:
Realized gains and losses and other settlements	9,924	6,623
Unrealized (losses) gains	(177,063)	1,539,227

Net change in fair value of credit derivatives	(167,139)	1,545,850

Other (loss) income	(55,903)	1,723
(Loss) income on variable interest entities	(492,704)	11
Financial Services:
Investment income	9,268	20,884
Derivative products	(58,227)	(14,199)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	—	(85,490)
Portion of loss recognized in other comprehensive income	—	—

Net other-than-temporary impairment losses recognized in earnings	—	(85,490)

Net realized investment gains	1,410	116,546
Net change in fair value of total return swap contracts	—	(10,381)
Net mark-to-market (losses) gains on non-trading derivative contracts	(2,739)	161
Corporate and Other:
Other income	304	216
Net realized investment gains	—	33

Total revenues	(499,139)	1,126,749

Expenses:
Financial Guarantee:
Losses and loss expenses	89,152	739,830
Underwriting and operating expenses	50,496	56,612
Financial Services:
Interest from investment and payment agreements	5,434	12,789
Other expenses	3,627	3,951
Corporate and Other:
Interest	30,159	29,846
Other expenses	11,948	4,021

Total expenses	190,816	847,049

Pre-tax (loss) income from continuing operations	(689,955)	279,700
Provision for income taxes	107	671,900

Net loss	(690,062)	(392,200)
Less loss attributable to the noncontrolling interest	(11)	(13)

Net loss attributable to Ambac Financial Group, Inc.	$(690,051)	$(392,187)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	$(2.39)	$(1.36)
Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(2.39)	$(1.36)
Weighted-average number of common shares outstanding:
Basic	288,244,846	287,565,182
Diluted	288,244,846	287,565,182

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss)	Ambac Financial Group, Inc.						Noncontrolling Interest
			Accumulated Deficit	Accumulated Other Comprehensive Loss	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost
Balance at January 1, 2010	$(1,633,645)		$(3,878,015)	$(24,827)	$0	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(690,062)	$(690,062)	(690,051)						(11)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $118,366	170,478	170,478		170,478
Loss on derivative hedges, net of deferred income taxes of ($404)	(752)	(752)		(752)
Loss on foreign currency translation, net of deferred income taxes of ($4,345)	(28,104)	(28,104)		(28,035)					(69)

Other comprehensive income	141,622	141,622

Total comprehensive income	$(548,440)	$(548,440)

Adjustment to initially apply ASU 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(816)		(816)
Stock-based compensation	(104,531)		(105,914)	(208)			1,591
Cost of shares acquired	(313)							(313)
Shares issued under equity plans	105,914							105,914

Balance at March 31, 2010	$(1,476,785)		$(3,972,754)	$119,660	$0	$2,944	$2,174,247	$(454,942)	$654,060

Balance at January 1, 2009	$(3,089,122)		$(3,550,768)	$(1,670,198)	$0	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(1,806)						20,769		(22,575)
Comprehensive loss:
Net loss	(392,200)	$(392,200)	(392,187)						(13)

Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of $316,169	587,171	587,171		587,171
Gain on derivative hedges, net of deferred income taxes of $452	839	839		839
Loss on foreign currency translation, net of deferred income taxes of ($5,420)	(8,789)	(8,789)		(10,065)					1,276

Other comprehensive income	579,221	579,221

Total comprehensive income	$187,021	$187,021

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Dividends declared – subsidiary shares to non-controlling interest	(5,053)		(5,053)
Stock-based compensation	(6,280)		(11,440)				5,160
Cost of shares acquired	(73)							(73)
Shares issued under equity plans	11,562							11,562

Balance at March 31, 2009	$(3,185,467)		$(4,341,164)	$(1,092,253)	$0	$2,944	$2,055,960	$(582,829)	$771,875

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

For The Three Months Ended March 31, 2010 and 2009

(Dollars in Thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss) attributable to common shareholders	$(690,051)	$(392,187)
Noncontrolling interest in subsidiaries’ earnings	(11)	(13)

Net income (loss)	$(690,062)	(392,200)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	746	710
Amortization of bond premium and discount	(56,596)	(24,269)
Share-based compensation	1,591	5,160
Current income taxes	443,944	1,025
Deferred income taxes	—	670,875
Deferred acquisition costs	6,299	10,254
Unearned premiums, net	(655,020)	(208,110)
Loss and loss expense, net	(77,859)	408,308
Ceded premiums payable	(68,096)	(14,247)
Investment income due and accrued	26,487	40,521
Premium receivables	776,612	162,188
Accrued interest payable	(55)	(41,488)
Net mark-to-market (gains) losses	179,802	(1,529,007)
Net realized investment gains	(56,549)	(115,028)
Other-than-temporary impairment charges	31,349	830,231
Variable interest entity activities	492,704	—
Other, net	71,801	(89,116)

Net cash provided by (used in) operating activities	427,098	(284,193)

Cash flows from investing activities:
Proceeds from sales of bonds	1,129,824	681,380
Proceeds from matured bonds	243,137	154,654
Purchases of bonds	(135,770)	(539,744)
Change in short-term investments	(1,640,578)	438,139
Loans, net	9,321	419,245
Change in swap collateral receivable	(2,984)	(96,078)
Other, net	3,454	93,235

Net cash (used in) provided by investing activities	(393,596)	1,150,831

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	(816)	(5,053)
Proceeds from issuance of investment and payment agreements	1,184	23,474
Payments for investment and payment agreement draws	(31,145)	(985,803)
Proceeds from issuance of subsidiary shares to noncontrolling interest	—	100,000
Retirement of subsidiary shares to noncontrolling interest	—	(1,806)
Capital issuance costs	—	(297)
Net cash collateral paid	4	2,902

Net cash (used in) financing activities	(30,773)	(866,583)

Net cash flow	2,729	55
Cash at January 1	112,079	107,811

Cash at March 31	$114,808	$107,866

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$0	$0

Interest on long-term debt	$18,163	$30,463

Interest on investment agreements	$7,947	$21,678

See accompanying Notes to Consolidated Unaudited Financial Statements

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

The financial strength rating downgrades and regulatory actions taken to date with respect to Ambac Assurance Corporation (“Ambac Assurance”) have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results. Further, given the liquidity concerns at Ambac, the constraints imposed upon Ambac Assurance by the covenants made for the benefit of the Segregated Account and, if the Settlement Agreement is executed, the Counterparties (as described in Recent Developments below), and the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account, there can be no assurance that Ambac will be successful in realizing any of the foregoing strategies. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Recent Developments:

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the request of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings (as defined and described below). The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities, and in connection with such segregation Ambac Assurance has allocated to the Segregated Account (i) certain policies insuring or relating to credit default swaps, (ii) all residential mortgage-backed securities (“RMBS”) policies, (iii) certain other identified policies, including those relating to Las Vegas Monorail Company, and (iv) certain Student Loan Policies (as defined below) (collectively, the “Segregated Account Policies”). Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (but excluding recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Net par exposure allocated to the Segregated Account is $64,012,000 as of March 31, 2010, which is inclusive of net par exposures assumed under reinsurance contracts, primarily from Ambac UK, in an aggregate amount of $22,770,000.

On March 24, 2010, the OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. On March 24, 2010, the rehabilitation court also issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the assertion of damages or acceleration of losses based on early termination and the loss of control rights in insured transactions. Pursuant to the Verified Petition filed in Wisconsin in connection with such proceedings, the OCI has stated that it will seek the approval of the rehabilitation court for a plan of rehabilitation with respect to the Segregated Account (the “Segregated Account Rehabilitation Plan”). The Verified Petition states that the Segregated Account Rehabilitation Plan will, if approved, provide, among other things, that the holders of Segregated Account Policies shall receive in respect of claims made a combination of (i) cash and (ii) surplus notes (the “Segregated Account Surplus Notes”) with the same terms as the Ambac Assurance Surplus Notes (as defined below). Until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be filed in approximately six months, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court.

The Segregated Account has no cash or securities, but has the ability to demand payment from time to time to pay claims and other liabilities of up to $2 billion under a secured note due 2050 issued by Ambac Assurance (the “Secured Note”). In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is (or would be) less than $100 million, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by the General Account to the Segregated Account under the Reinsurance Agreement are not capped. In addition, the Plan of Operation (as defined below) provides that Ambac Assurance’s General Account may issue surplus notes directly to holders of Segregated Account Policies to satisfy the portion of claim liability not paid by the Segregated Account in cash or in Segregated Account Surplus Notes.

Pursuant to the terms of the Plan of Operation (defined below), assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the business placed therein. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in Ambac Assurance’s General Account will not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement (as defined and described below).

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

Interest on the Secured Note accrues at the rate of 4.5% per annum, and accrued interest will be added to principal quarterly. Ambac Assurance has secured its obligations under the Secured Note and the Reinsurance Agreement by granting to the Segregated Account a security interest in all of Ambac Assurance’s right, title and interest in installment premiums received in respect of the Segregated Account Policies; reinsurance premiums received in respect of assumed reinsurance agreements with respect to which the liabilities of Ambac Assurance have been allocated to the Segregated Account; recoveries under third party reinsurance agreements in respect of the Segregated Account Policies; and any recoveries arising from remediation efforts or reimbursement or collection rights with respect to policies allocated to the Segregated Account. Pursuant to the Secured Note, Ambac Assurance has made certain covenants to the Segregated Account, including covenants that Ambac Assurance will not, (i) without the Segregated Account’s consent (not to be unreasonably withheld), amend its investment policies if doing so would have a material adverse effect on Ambac Assurance’s ability to perform its obligations under the Secured Note, the Reinsurance Agreement and the documents relating thereto or under any other material agreement to which it is a party, (ii) without the prior approval of the OCI and the rehabilitator of the Segregated Account, directly or indirectly make any distribution to its shareholder or redeem any of its securities and, (iii) without the Segregated Account’s consent (not to be unreasonably withheld), enter into any transaction other than pursuant to the reasonable requirements of Ambac Assurance’s business and which Ambac Assurance reasonably believes are fair and reasonable terms and provisions.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Ambac Assurance and the Segregated Account have also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which the parties have agreed to certain matters related to decision-making, information sharing, tax compliance and allocation of expenses (including an agreement by Ambac Assurance to reimburse the Segregated Account for specified expenses to the extent not reimbursed under the Secured Note, subject to the Minimum Surplus Amount). Ambac Assurance has made certain covenants to the Segregated Account, including an agreement to not enter into any transaction involving more than $5,000 (or such higher amount as is agreed with the rehabilitator) without the Segregated Account’s prior consent (other than policy claim payments made in the ordinary course of business and investments in accordance with Ambac Assurance’s investment policy), and providing the Segregated Account with an annual budget and projection for Ambac Assurance and its subsidiaries for the forthcoming fiscal year, as well as quarterly updates thereto. The Cooperation Agreement also addresses Ambac Assurance’s rights in the event Ambac Assurance is no longer the management and administrative services provider to the Segregated Account as described above.

Outline of Proposed Settlement Agreement

On March 24, 2010, Ambac Assurance reached a non-binding agreement (the “Proposed Settlement”) with certain counterparties (the “Counterparties”) to outstanding credit default swaps with ACP that were guaranteed by Ambac Assurance. The Proposed Settlement provides that Ambac Assurance will enter into a settlement agreement (the “Settlement Agreement”) with the Counterparties, pursuant to which it will commute substantially all of the ABS CDO transactions insured by Ambac Assurance (the “Commuted ABS CDO Obligations”). The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed or that a definitive agreement will be reached with all Counterparties. In addition, the terms of the Proposed Settlement, as negotiated to date, may change prior to the Closing Date (as defined below), or the transactions contemplated by the Proposed Settlement may not be consummated at all. Pursuant to the terms of the Proposed Settlement, in exchange for the termination of the Commuted ABS CDO Obligations, Ambac Assurance shall transfer to the Counterparties in the aggregate (i) $2,600,000 in cash and (ii) $2,000,000 of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”). Each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to provide a release of the other party relating to any credit default swaps or financial guaranty insurance policies commuted pursuant to the Proposed Settlement. In addition, each of the Counterparties, on the one hand, and Ambac Assurance and the Company, on the other hand, has agreed to negotiate in good faith a general release relating to all actions taken or omitted to be taken prior to the Closing Date, subject to certain exceptions. In addition to the commutation of the Commuted ABS CDO Obligations, Ambac Assurance will also commute certain additional obligations (the “Additional Commuted Obligations”).

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

Counterparties to credit default swaps with ACP with respect to which policies remain in the General Account have agreed to temporarily forbear from terminating or accelerating the obligations of ACP under such credit default swaps or asserting any claims against Ambac Assurance or any affiliate thereof based upon the Segregated Account Rehabilitation Proceedings or events relating thereto until the earlier of (i) May 23, 2010, unless otherwise extended, and (ii) the occurrence of certain termination events (the “Forbearance Period”). Effective on the date of the closing of the transactions contemplated by the Settlement Agreement (the “Closing Date”), the credit default swaps remaining in the General Account (primarily, credit default swaps with respect to certain collateralized loan obligations) will be amended to remove certain events of default and termination events, including those arising from the Segregated Account Rehabilitation Proceedings.

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

The Settlement Agreement is also expected to include covenants that shall remain in force until the redemption of all of the Ambac Assurance Surplus Notes as approved by OCI, and can be amended or waived with (i) the consent of 50% in face amount of the Ambac Assurance Surplus Notes that cast a ballot and (ii) the approval of OCI. The Settlement Agreement may include the following covenants (the “Covenants”):

•	At all times after the 120th day after the Closing Date and prior to the expiration of the Covenants, at least one-third of the board of directors of Ambac Assurance shall be Unaffiliated Directors;

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

•

Dividends or loans (approved by OCI) in an amount (i) up to $52,000 per annum solely to pay interest on indebtedness outstanding as of March 15, 2010 (at the rate of interest applicable on March 15, 2010) that remains outstanding at the time of such dividend or loan, to the extent allowed by OCI, and (ii) up to $7,500 per annum solely to pay operating expenses of the Company, to the extent allowed by OCI; provided, that, concurrently with any such permitted dividend or loan, the total principal amount of all outstanding surplus notes shall be prepaid on a pro rata basis by an amount equal to the amount of such permitted payment;

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

•

With respect to any financial guarantee insurance policy commuted or credit default swap terminated pursuant to the Settlement Agreement, Ambac Assurance shall cooperate with any reasonable requests of the Counterparties to assist in the restructuring of the underlying insured transactions, including, without limitation, by transferring any voting or consent rights held by Ambac Assurance to such Counterparty to the extent permitted by the transaction documents;

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Since the commencement of the Segregated Account Rehabilitation Proceedings, several applications have been made to the rehabilitation court challenging the propriety of the allocation of certain policies to the Segregated Account. The first of these applications was brought by Wells Fargo Bank National Association, acting as Trustee for certain Las Vegas Monorail bondholders holding policies allocated to the Segregated Account. The rehabilitation court has set a hearing on this application for July 9, 2010. A second application was made on April 30, 2010 by certain policyholders of residential

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

mortgage backed securities (“RMBS Policyholders”). The RMBS Policyholders claim that the Order for Temporary Injunctive Relief granted by the rehabilitation court on March 24, 2010 should be modified by enjoining Ambac Assurance from entering into the Proposed Settlement described above. The RMBS Policyholders also have requested that the rehabilitation court remove from the Segregated Account those policies held by the RMBS Policyholders and return those policies to the general account of Ambac Assurance, and that an order be entered declaring the establishment of the Segregated Account was invalid due to non-compliance with the Wisconsin Insurance Statutes and the Constitutions of the United States and Wisconsin. On May 5, certain Las Vegas Monorail bondholders filed an application in the rehabilitation court seeking relief similar to that sought by the RMBS Policyholders. Both the RMBS Policyholders and the Las Vegas Monorail bondholders’ applications will be heard before the rehabilitation court on May 25, 2010.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation, including those related to the adoption of ASU 2009-17.

(2) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac adopted in 2009. Retrospective application is required. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock vested in January 2010. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. No income was allocated to participating securities during the three month periods ended March 31, 2010 or 2009. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three months ended March 31, 2010 and 2009. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the periods ended March 31, 2010 and 2009:

	March 31, 2010	March 31, 2009
Stock options	2,973,685	4,068,245
Restricted stock and units	2,423,464	3,196,516
Stock purchase contracts	37,037,000	37,037,000

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(3) Application of the New Consolidation Accounting Standard on Special Purposes Entities, Including Variable Interest Entities

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities. Ambac adopted ASU 2009-16 and ASU 2009-17 effective January 1, 2010. Among other changes, ASU 2009-16 eliminated the concept of a qualifying special-purpose entity (QSPE) and all QSPEs need to be considered for consolidation under ASU 2009-17. Among other things, ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). ASU 2009-17 identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE.

ASU 2009-17 eliminated the quantitative approach previously required to determine the primary beneficiary of a VIE, which was based on determining which enterprise absorbs the majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both upon the inception of that holder’s involvement in the VIE. ASU 2009-17 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous guidance required reconsideration of whether an enterprise is the primary beneficiary only when specific events occur.

A VIE is an entity: a) that lacks enough equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; or b) where the group of equity holders does not have: (1) the power, through voting rights or similar rights, to direct the activities of an entity that most significantly impact the entity’s economic performance; (2) the obligation to absorb the entity’s expected losses; or (3) the right to receive the entity’s expected residual returns. Ambac performs ongoing assessments to determine if we are the primary beneficiary of the VIE and, as such, conclusions may change over time. The determination of whether Ambac is the primary beneficiary involves performing a qualitative analysis of the VIE that includes, among other factors, its capital structure, contractual terms including the rights of each variable interest holder, the activities of the VIE, whether Ambac has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, whether Ambac has the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE, related party relationships and the design of the VIE.

Ambac has engaged in transactions with special purpose entities, including VIEs, in various capacities. Ambac has provided financial guarantees, including credit derivative contracts for various debt obligations issued by various entities, including VIEs. Ambac has also sponsored two special purpose entities that issue medium-term notes to fund the purchase of certain financial assets. Finally, Ambac is an investor in mortgage-backed and other asset-backed securities issued by VIEs and its ownership interest is generally insignificant to the VIE and/or Ambac does not have rights that direct the activities that are most significant to such VIE.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Financial Guarantees:

Ambac has provided financial guarantees in respect of assets held or debt obligations of special purpose entities, including VIEs. Ambac’s primary variable interest exists through this financial guarantee insurance or credit derivative contract. The transaction structure provides certain financial protection to Ambac. This financial protection can take several forms; however, the most common are over-collateralization, first loss and excess spread. In the case of over-collateralization (i.e., the principal amount of the securitized assets exceeds the principal amount of the debt obligations guaranteed by Ambac Assurance), the structure allows the transaction to experience defaults among the securitized assets before a default is experienced on the debt obligations that have been guaranteed by Ambac Assurance. In the case of first loss, the financial guarantee insurance policy only covers a senior layer of losses on assets held or debt issued by special purpose entities, including VIEs. The first loss with respect to the assets is either retained by the seller or sold off in the form of equity or mezzanine debt to other investors. In the case of excess spread, the securitized assets contributed to special purpose entities, including VIEs, generate interest cash flows that are in excess of the interest payments on the related debt; such excess cash flow is applied to redeem debt, thus creating over-collateralization. Generally, upon deterioration in the performance of a transaction or upon an event of default as specified in the transaction legal documents, Ambac will obtain certain loss remediation rights. These rights enable Ambac to direct the activities of the entity that most significantly impact the entity’s economic performance.

We determined that Ambac generally has the obligation to absorb the VIE’s expected losses given that we have issued financial guarantees supporting the liabilities (and in certain cases assets) of a VIE. We also determined for certain transactions that experienced the aforementioned performance deterioration, that we had the power, through voting rights or similar rights, to direct the activities of certain VIEs that most significantly impact the VIE’s economic performance because: a) certain triggers had been breached in these transactions resulting in Ambac having the ability to exercise certain loss remediation activities, or b) due to the passive nature of the VIEs’ activities, Ambac’s contingent loss remediation rights upon a breach of certain triggers in the future is considered to be the power to direct the activities that most significantly impact the VIEs’ economic performance.

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16 and ASU 2009-17 on January 1, 2010, Ambac is required to consolidate these VIEs on January 1, 2010. As mentioned below, effective March 24, 2010, Ambac is required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account of Ambac Assurance. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of these investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323, Investments – Equity Method in Joint Ventures. At March 31, 2010 the fair value of these entities is $16,926 and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities for the quarter and year ended March 31, 2010 and December 31, 2009, respectively, is ($1,917) and $4,553, respectively, and is included within Other Income on the Consolidated Statements of Operations.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

As of March 31, 2010, there have been 15 individual transactions with these entities, of which 8 are outstanding. In each case, Ambac sold fixed income debt obligations to these entities. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of A - and weighted average life of 5.7 years at March 31, 2010. The purchase by these entities is financed through the issuance of medium-term notes (“MTNs”), which are collateralized by the purchased assets. The MTNs have the same weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used within the entities for hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of March 31, 2010, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

Prior to consolidation and after deconsolidation, insurance premiums paid to Ambac Assurance by these entities are earned in a manner consistent with other insurance policies, over the risk period. Additionally, any losses incurred on such insurance policies are included in Ambac’s Consolidated Statements of Operations. Under the terms of an Administrative Agency Agreement, Ambac provides certain administrative duties, primarily collecting amounts due on the obligations and making interest payments on the MTNs.

There were no assets sold to these entities during the three months ended March 31, 2010 and the year ended December 31, 2009. Ambac Assurance received premiums for issuing financial guarantee policies on the assets, MTNs and derivative contracts of $817 and $1,321 for the three months ended March 31, 2010 and 2009, respectively. Ambac paid claims to these entities of $24,411 and $15,517 for the three months ended March 31, 2010 and 2009, respectively, under these financial guarantee contracts. Ambac also received fees for providing other services amounting to $17 and $46 for the three months ended March 31, 2010 and 2009, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services received $1,149, and paid $2,952 for the three months ended March 31, 2010 and 2009, respectively, under these derivative contracts.

Consolidation of VIEs:

Except for consolidations resulting from the adoption of ASU 2009-17 on January 1, 2010, upon initial consolidation of a VIE, we recognized a gain or loss in earnings for the difference between: a) the fair value of the consideration paid, the fair value of any non-controlling interests and the reported amount of any previously held interests and b) the net amount as measured on a fair value basis, of the assets and liabilities consolidated. Upon deconsolidation of a VIE, we recognized a gain or loss for the difference between: a) the fair value of any consideration received, the fair value of any retained non-controlling investment in the VIE and the carrying amount of any non-controlling interest in the VIE and b) the carrying amount of the VIE’s assets and liabilities. Gains or losses from consolidation and deconsolidation that are reported in earnings are reported within Financial Guarantee: (Loss) income on variable interest entities.

Upon the adoption of ASU 2009-17, Ambac generally measured the assets and liabilities of newly consolidated VIEs at fair value, as the carrying amount transition method was not practical. The carrying amount transition method (whereby assets, liabilities, and noncontrolling interests of the VIE are

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

recorded in amounts that would have been carried in the consolidated financial statements if ASU 2009-17 had been effective when Ambac first met the conditions to be the primary beneficiary) was used for one VIE. Ambac has elected to account for the assets and liabilities of the VIEs which were consolidated at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments in subsequent periods. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. For VIEs where the assets, liabilities, and noncontrolling interests were measured at initial consolidation under the carrying amount transition method, balances continue to be measured and reported based on other applicable GAAP guidance.

Impact of adopting ASU 2009-17 and ASU 2009-16

As a result of adopting ASU 2009-17, a cumulative effect gain adjustment of $705,046 was recorded as a net increase to total equity as of January 1, 2010 (increase in assets of $21,960,991 offset by an increase in liabilities of $21,255,945), which includes changes to the opening balance of retained earnings and accumulated other comprehensive loss, net of taxes as Ambac was required to consolidate 83 additional VIEs. The types of entities that Ambac was required to consolidate included: (i) RMBS securitization trusts as a result of financial guarantee insurance policies on the senior debt of such trusts; (ii) collateralized debt obligation trusts as a result of credit derivative contracts issued to investors of the debt of such trust; (iii) international and other asset-backed securitizations as a result of insurance policies guarantying the debt of such financing entities; and (iv) other transactions, including the Ambac sponsored special purpose entities, Juneau and Aleutian. The net impact of consolidating these VIEs on Ambac’s balance sheet at adoption of ASU 2009-17 and ASU 2009-16 is as follows:

•

Ambac is required to recognize the assets and liabilities of the VIE. The aggregate amount of the VIE assets and liabilities recorded upon adoption were generally recognized at fair value as described above.

•

For a financial guarantee policy issued to a consolidated VIE, Ambac will no longer reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services - Insurance. The financial guarantee policy would be eliminated upon consolidation. Consequently, Ambac eliminated insurance assets (premium receivables, reinsurance recoverables, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the consolidated balance sheet.

•

For VIEs consolidated as a result of Ambac’s credit derivative transactions, the consolidation results in offsetting increases to assets and liabilities with no transition effect. The credit derivative liabilities remain on Ambac’s consolidated financial statements and are not eliminated upon the consolidation of the VIE because Ambac’s credit derivative contracts are not entered into directly with the VIE, but rather entered into with third parties, typically the holders of the notes issued by the VIEs.

•	For investment securities owned by Ambac that are debt instruments issued by the VIE, the investment securities balance is eliminated upon consolidation.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The impact of the above items upon adoption of ASU 2009-17 and ASU 2009-16 on January 1, 2010 is summarized below:

Addition of VIE assets	$22,839,549
Addition of VIE liabilities	(22,525,422)

Net VIE assets added upon adoption	314,127

Elimination of insurance assets	(833,716)
Elimination of insurance liabilities	1,269,477

Net insurance liabilities eliminated upon adoption	435,761

Elimination of intercompany invested assets	(44,842)

Net decrease of Shareholders’ deficit upon adoption	$705,046

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account as discussed in Note 1, including the terms of the management agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aleutian, effective March 24, 2010. Juneau and Aleutian are related parties of Ambac. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial gurantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions.

These deconsolidated VIEs contributed a combined loss of $495,077 included in Financial Guarantee: (Loss) income on variable interest entities, primarily as a result of deconsolidation. Additional details of the effect of deconsolidation associated with insurance policies allocated to the Segregated Account are as follows:

•

Ambac re-established $244,540 in insurance assets (premium receivables, reinsurance recoverables, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and $780,077 in insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) and $48,530 in fixed income securities, at fair value as of March 31, 2010. The fair value of available-for-sale securities at deconsolidation becomes the new cost basis for such securities.

•	Of the VIE assets and liabilities consolidated on January 1, 2010, Ambac removed $4,760,396 and $4,800,857, respectively, upon deconsolidation.

As of March 31, 2010, consolidated VIE assets and liabilities relating to 41 consolidated entities were $20,592,169 and $20,232,497, respectively. As of December 31, 2009, consolidated VIE assets and liabilities were $3,276,615 and $3,012,170, respectively. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE. VIE activities related to entities that remain consolidated as of March 31, 2010 resulted in a gain of $2,373 which is included in Financial Guarantee: (Loss) income on variable interest entities for the quarter ended March 31, 2010.

The financial reports of certain VIEs are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of such VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Investments:
Corporate obligations	$1,292,313	$160,518
Residential mortgage-backed securities	1,825,986	173,066
Collateralized debt obligations	842,389	—
Other asset-backed securities	165,163	192,363

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of March 31, 2010 and December 31, 2009:

	Estimated fair value	Unpaid principal balance
March 31, 2010:
Loans	$16,141,419	$18,579,508
Long-term debt	$(18,999,183)	$38,289,614

December 31, 2009:
Loans	$2,428,352	$2,459,003
Long-term debt	$2,789,556	$3,547,842

Loans at March 31, 2010 included loans receivable that are 90 or more past due, which had an aggregate unpaid principal balance of $38,444 and fair value of $14,047. See Note 11, Fair Value Measurements for disclosures about the valuation methodologies used to determine fair value of VIE assets and liabilities.

The total principal amount of variable interest entity notes outstanding were $38,504,187 and $3,766,914 as of March 31, 2010 and December 31, 2009, respectively. The range of final maturity dates of the variable interest entity notes outstanding is July 2010 to December 2047 as of March 31, 2010. As of March 31, 2010, the interest rates on the variable interest entity notes ranged from 0.72% to 12.6%.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of March 31, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Global Structured Finance:
Collateralized debt obligations	$34,843,869	$83,617	$84,762	$1,185,287
Mortgage-backed – residential	42,076,361	1,178,352	3,938,183	4,563
Mortgage-backed – commercial	1,367,706	4,148	43,578	16,077
Other consumer asset-backed	15,566,115	169,222	392,904	9,284
Other commercial asset-backed	26,246,654	944,952	1,072,806	12,891
Other	10,698,064	152,266	500,558	19,329

Total Global Structured Finance	130,798,769	2,532,557	6,032,791	1,247,431
Global Public Finance	43,034,625	696,058	822,402	5,987

Total	$173,833,394	$3,228,615	$6,855,193	$1,253,418

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(4) Net Premiums Earned

Gross premiums are received either upfront (typical of public finance obligations) or in installments (typical of structured finance obligations). For premiums received upfront, an unearned premium revenue (“UPR”) liability is established, which is initially recorded as the cash amount received. For installment premium transactions, a premium receivable asset and offsetting UPR liability is initially established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at March 31, 2010 and December 31, 2009 is 3.2% and 2.7%, respectively, and 10.4 years and 10.2 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Below is the premium receivable roll-forward for the period ended March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Premium receivable at December 31, 2009	$3,718,158
Impact of adoption of ASU 2009-17(1)	(670,997)

Premium receivable at January 1, 2010 and 2009	3,047,161	4,622,858
Premium payments received	(64,681)	(416,280)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(170,475)	(628,421)
Accretion of premium receivable discount	21,070	111,587
Deconsolidation of certain VIEs(2)	148,213	—
Other adjustments (including foreign exchange)	(39,742)	28,414

Premium receivable at March 31, 2010 and December 31, 2009	$2,941,546	$3,718,158

(1)	Refer to Note 3 of these consolidated unaudited financial statements for discussion of the new accounting standard.
(2)	As a result of the establishment of the Segregated Account and Rehabilitation Procedings with respect to the Segregated Account, Ambac no longer has the unilateral power to direct the activities of policies allocated to the Segregated Account. Accordingly, Ambac deconsolidated affected VIEs.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at March 31, 2010:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
June 30, 2010	$79,632	$95,257
September 30, 2010	68,161	94,497
December 31, 2010	77,396	92,659

Twelve months ended:
December 31, 2011	283,394	352,323
December 31, 2012	259,878	322,961
December 31, 2013	241,702	295,898
December 31, 2014	229,081	273,755

Five years ended:
December 31, 2019	943,900	1,100,424
December 31, 2024	772,910	808,400
December 31, 2029	625,699	577,806
December 31, 2034	401,361	335,062
December 31, 2039	157,686	131,944
December 31, 2044	40,540	37,521
December 31, 2049	10,587	10,613
December 31, 2054	1,176	2,168
December 31, 2059	5	2

Total	$4,193,108	$4,531,290

(1)	The future undiscounted premiums expected to be collected and future net premiums earned disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three months ended March 31, 2010 and 2009 was $12,138 and $41,004, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The table below shows premiums written on a gross and net basis for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Revenues:
Financial Guarantee:
Gross premiums written	$(149,400)	$(39,251)
Ceded premiums written	18,616	29,035

Net premiums written	$(130,784)	$(10,216)

(5)	Losses and Loss Expenses

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount the loss reserve at March 31, 2010 was 3.37%.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

The table below summarizes information related to policies currently included in Ambac’s loss reserves at March 31, 2010:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	7	7	40	79	108	1	242
Remaining weighted-average contract period (in years)	15	13	15	12	8	1	11
Gross insured contractual payments outstanding:
Principal	$66,270	$233,879	$4,114,912	$11,401,678	$14,241,207	747	$30,058,693
Interest	43,727	84,480	3,100,260	4,911,162	3,780,264	118	11,920,011

Total	$109,997	$318,359	$7,215,172	$16,312,840	$18,021,471	865	$41,978,704

Gross claim liability	$15,677	$30,122	$687,990	$4,211,107	$5,990,879	$865	$10,936,640
Less:
Gross potential recoveries	—	(5,485)	(3,096)	(1,212,599)	(2,838,068)	—	(4,059,248)
Discount, net	(8,173)	(11,984)	(518,412)	(949,073)	(1,173,319)	(4)	(2,660,965)

Net claim liability (excluding reinsurance)	7,504	12,653	166,482	2,049,435	1,979,492	861	4,216,427
Gross Unearned premium revenue	7,066	5,061	62,109	239,910	155,164	—	469,310

Claim liability reported in the balance sheet (excluding reinsurance)	$438	$7,592	$104,373	$1,809,525	$1,824,328	$861	$3,747,117 (1)

Reinsurance recoverables reported in the balance sheet	$125	$112	$12,110	$38,075	$39,205	$—	$89,627

*	Excludes $31,357 gross of reinsurance and $30,973 net of reinsurance, of loss adjustment expense reserves.
(1)	Claim liability (excluding reinsurance) of $3,747,117 is included in the balance sheet in the following line items: Loss and loss expense reserve - $4,649,659; Subrogation recoverable - $877, 908; and Other assets - $24,634.

Loss reserves on non-defaulted credits were $2,219,250 and $2,646,517 at March 31, 2010 and December 31, 2009, respectively. These loss reserves were comprised of 138 credits with net par of $16,261,485 at March 31, 2010 and 130 credits with net par of $21,424,301 at December 31, 2009. Loss reserves on defaulted credits were $1,450,743 and $1,098,352 at March 31, 2010 and December 31, 2009, respectively, comprising 104 credits with net par outstandings of $12,946,256 at March 31, 2010 and 85 credits with net par outstanding of $11,345,697 at December 31, 2009. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $30,973 and $32,452 at March 31, 2010 and December 31, 2009, respectively. Loss reserves ceded to reinsurers at March 31, 2010 and December 31, 2009 were $77,063 and $64,311, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

In an effort to better understand the unprecedented levels of delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. These transactions, which have exhibited exceptionally poor performance, were chosen for further examination of the underwriting documentation supporting the underlying loans. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available (i.e., more than two years have lapsed since the closing of the transaction). To effect a repurchase, depending on the transaction, the sponsor is contractually required to repurchase the loan at (a) for loans which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, or (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss. Notwithstanding the material breaches of representations and warranties, Ambac has continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations.

Ambac has updated its estimated discounted subrogation recoveries from $2,026,266 at December 31, 2009 to $2,069,246 at March 31, 2010. Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”), and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of damages in our estimate of subrogation recoveries under either approach. The amount the sponsors believe to be their liability for these breaches is not known.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac’s past experience with similar mortgage loan disputes is that it takes approximately three years from the initiation of litigation to resolution with the sponsor. Using this experience as a basis for projecting the future subrogation cash flows, we assumed a recovery period that amounts to three and a half years, on average, from identification of loans with material breaches. Future subrogation cash flows are discounted at a risk-free rate of 2.50%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and three first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of six sponsors represent the twenty transactions which have been reviewed as of March 31, 2010. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2010 and the year-ended December 31, 2009:

(Dollars in millions)	Three Months Ended March 31, 2010
Loss reserves at December 31, 2009, net of subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	3,273.5

Changes in the loss reserves due to:
Current year:
Credit added	111.5
Claim payments, net of subrogation recoverable and reinsurance	(2.2)
Subrogation recoveries added	(43.2)

Total current year	66.1
Prior year:
Change in existing credits	35.4
Change in existing subrogation recoveries	(14.5)
Claim payments, net of subrogation recoverable and reinsurance	(206.2)

Total prior year	(185.3)

Change loss reserves	(119.2)
Deconsolidation of certain VIEs(2)	546.7

Ending loss reserves, net of subrogation recoverable and reinsurance	$3,701.0

(1)	Refer to Note 3 of this Consolidated Unaudited Financial Statements for discussion of the new accounting standard.
(2)	As a result of the establishment of the Segregated Account and Rehabilitation Procedings with respect to the Segregated Account, Ambac no longer has the unilateral power to direct the activities of policies allocated to the Segregated Account. Accordingly, Ambac deconsolidated affected VIEs.

(6) Derivative Contracts

ASC Topic 815, Derivatives and Hedging, establishes accounting and reporting standards for derivative instruments. All derivatives, whether designated for hedging relationships or not, are required to be recorded on the Consolidated Balance Sheets at fair value. Methodologies used to determine fair value of derivative contracts, including model inputs and assumptions where applicable, are described further in Note 11, Fair Value Measurements. ASC Topic 815 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The enhanced disclosures have been included in the discussion below.

The Company has entered into derivative contracts both for trading purposes and to hedge certain economic risks inherent in its financial asset and liability portfolios. Derivatives for trading include credit derivatives issued as a form of financial guarantee, certain interest rate and currency swaps and futures contracts. Credit derivatives have also been purchased to mitigate portions of the risks assumed under written credit derivative contracts. See “Derivative Contracts Classified as Held for Trading Purposes”

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Upon the adoption of ASU 2009-17 at January 1, 2010, Ambac was required to recognize the derivative assets and liabilities of the VIEs at fair value. Refer to Notes 3 and 11 for further information related to the VIE consolidation and fair value measurements, respectively.

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $122,066 and $119,456 as of March 31, 2010 and December 31, 2009, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $90,013 and $90,009 as of March 31, 2010 and December 31, 2009, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

March 31, 2010:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,428,957
Interest rate swaps	Derivative assets	291,600	Derivative liabilities	203,034
	Derivative liabilities	7,819	Derivative assets	106,020
Currency swaps	Derivative assets	35,470	Derivative liabilities	11,843
	Derivative liabilities	—	Derivative assets	12,541
Futures contracts	Derivative assets	3,281	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	76

Total derivatives held for trading		550,572		3,762,471

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	9,496	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		9,496		—

Total derivatives		$560,068		$3,762,471

Variable Interest Entities	Derivative assets	$4,437	Derivative liabilities	$1,006,534

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

December 31, 2009:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,251,893
Interest rate swaps	Derivative assets	217,855	Derivative liabilities	320,766
	Derivative liabilities	121,914	Derivative assets	14,013
Currency swaps	Derivative assets	76,347	Derivative liabilities	85,396
	Derivative liabilities	—	Derivative assets	18,574
Futures contracts	Derivative assets	10,125	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	717

Total derivatives held for trading		638,643		3,691,359

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	12,352	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		12,352		—

Total derivatives		$650,995		$3,691,359

Variable Interest Entities	Derivative assets	$109,411	Derivative liabilities	$—

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac’s subsidiary, Ambac Credit Products (“ACP”) sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written, from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of March 31, 2010 arose from such purchased credit default swaps.

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

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $2,458,692 and a net liability fair value of $33,097 as of March 31, 2010. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at March 31, 2010 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90,000 of collateral to the counterparty.

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

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of March 31, 2010:

Ambac Rating	CDO of ABS	CLO	Other	Total
AAA	$—	$1,300,576	$3,479,441	$4,780,017
AA	—	11,607,022	985,655	12,592,677
A	—	2,945,722	3,025,785	5,971,507
BBB	—	885,895	937,549	1,823,444
Below investment grade	16,542,575	398,727	100,000	17,041,302

	$16,542,575	$17,137,942	$8,528,430	$42,208,947

The tables below summarize information by major category as of March 31, 2010 and December 31, 2009:

March 31, 2010

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	19	76	36	131
Remaining expected weighted-average life of obligations (in years)	23.4	4.0	4.7	11.7
Gross principal notional outstanding	$16,877,575	$17,137,942	$8,528,430	$42,543,947
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative liabilities (at fair value)	$2,677,597	$266,379	$272,578	$3,216,554

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

December 31, 2009

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	19	76	37	132
Remaining expected weighted-average life of obligations (in years)	25.3	4.2	4.8	12.5
Gross principal notional outstanding	$17,052,686	$17,774,666	$8,783,969	$43,611,321
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative liabilities (at fair value)	$2,253,341	$381,707	$404,443	$3,039,491

Included in net derivative liabilities at March 31, 2010 are liabilities of $2,979,629, representing the gross fair value of credit derivative contracts that are subject to the Proposed Settlement described in Note 1. The Proposed Settlement is not a binding agreement, and there can be no assurance that a definitive agreement will be executed. In addition, the terms of the Proposed Settlement, as negotiated to date, may change, or the transactions contemplated by the Proposed Settlement may not be consummated at all.

The maximum potential amount of future payments under Ambac’s credit derivative contracts written on a “pay-as-you-go” basis is generally the gross principal notional outstanding amount included in the above table plus future interest payments payable by the derivative reference obligations. For contracts that are not written with pay-as-you-go terms, the maximum potential future payment is represented by the principal notional only. Since Ambac’s credit derivatives typically reference obligations of or assets held by SPEs that meet the definition of a VIE, the amount of maximum potential future payments for credit derivatives is included in the table in Note 3, Application of the New Consolidation Accounting Standard on Special Purpose Entities, including Variable Interest Entities.

Amounts paid under our written credit derivative contracts may be recoverable as a result of future payments of previously missed principal or interest payments by the reference obligation payor or purchased credit derivatives that hedge Ambac’s gross exposure to a written contract or future recoveries from reference obligation collateral acquired in connection with credit derivative settlements. Such collateral typically comprises securities and/or loans owned or referenced in the securitization structure on which Ambac provided senior credit protection. The fair value of purchased credit derivatives included in net fair value of credit derivatives was $212,402 and $212,402 at March 31, 2010 and December 31, 2009, respectively.

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $121 and $6,536 for the three months ended March 31, 2010 and 2009, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. The table below summarizes information related to CDS contracts currently on Ambac’s adversely classified credit listing as of March 31, 2010:

Surveillance Categories
	IA	II	III	IV	Total
Number of CDS transactions	7	3	15	3	28
Remaining expected weighted-average life of obligations (in years)	4.2	17.9	23.7	23.5	21.5
Net principal notional outstanding	$1,601,690	$1,631,834	$13,122,734	$2,014,409	$18,370,667
Net derivative liabilities (at fair value)	$90,833	$206,790	$1,943,972	$555,718	$2,797,313

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

The notional amounts of Ambac Financial Services’ trading derivative products at March 31, 2010 and December 31, 2009 are as follows:

Type of derivative	Notional at March 31, 2010	Notional at December 31, 2009
Interest rate swaps—receive-fixed/pay-variable	$1,740,742	$2,040,984
Interest rate swaps—pay-fixed/receive-variable	2,671,903	2,862,866
Interest rate swaps—basis swaps	274,515	641,370
Currency swaps	489,631	1,165,213
Futures contracts	316,000	394,200
Other contracts	164,687	241,641

Ambac, through its subsidiary Ambac Capital Services, entered into total return swap contracts with professional counterparties. These contracts required Ambac Capital Services to pay a specified spread in excess of LIBOR in exchange for receiving the total return of an underlying fixed income obligation over a specified period of time. The referenced fixed income obligations met Ambac Assurance’s financial guarantee credit underwriting criteria at the time of the transactions. In 2009, all remaining total return swaps were terminated and settled.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statement of Operations for the three months ended March 31, 2010 and 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended March 31, 2010	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended March 31, 2009
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$(167,139)	$1,545,850
Financial Services derivatives products:
Interest rate swaps	Derivative products	21,629	(14,653)
Currency swaps	Derivative products	(72,113)	(287)
Total return swaps	Net change in fair value of total return swap contracts	—	(10,381)
Futures contracts	Derivative products	(8,240)	—
Other derivatives	Derivative products	474	415

Total Financial Services derivative products		(58,250)	(24,906)

Total derivative contracts held for trading purposes		$(225,389)	$1,520,944

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

The notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes at March 31, 2010 and December 31, 2009 are as follows:

	Notional at March 31, 2010	Notional at December 31, 2009
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	$150,483	$150,982

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Interest rate and currency swaps are utilized to hedge exposure to changes in fair value of assets or liabilities resulting from changes in interest rates and foreign exchange rates, respectively. These interest rate and currency swap hedges are referred to as “fair value” hedges. If the provisions of the derivative contract meet the technical requirements for fair value hedge accounting under ASC Topic 815, the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts.” Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item. All designated hedge relationships under ASC Topic 815 were terminated by December 31, 2009. There were no designated accounting hedges in 2010.

The following table summarizes the location and amount of gains and losses of fair value hedges designated under ASC Topic 815 and related hedge item reported in the Consolidated Statement of Operations for the three months ended March 31, 2009:

Three months ended March 31, 2009:

Derivatives in ASC Topic 815 Fair Value Hedging Relationships	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized on Derivatives	Amount of Gain or (Loss) Recognized on Hedged Item	Net Gain or (Loss) Recognized in Income Related to Hedge Terminations and Ineffectiveness
Interest rate swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	$(22,417)	$22,549	$132
	Financial Services: Interest from investment and payment agreements	2,590	(2,759)	(169)
Currency swaps	Net mark-to-market gains (losses) on non-trading derivative contracts	(396)	359	(1)
	Financial Services: Interest from investment and payment agreements	27	(36)	(9)

Total		$(20,196)	$20,149	$(47)

Interest rate swaps are also utilized to hedge the exposure to changes in cash flows caused by variable interest rates of assets or liabilities. These interest rate swap hedges are referred to as “cash flow” hedges. The effective portion of the gains and losses on interest rate swaps that meet the technical requirements for cash flow hedge accounting under ASC Topic 815 is reported in “Accumulated Other Comprehensive Loss” in Stockholders’ Deficit. If the cumulative change in fair value of the derivative contract exceeds the cumulative change in fair value of the hedged item, ineffectiveness is required to be recorded in net income. All designated hedge relationships under ASC Topic 815 were terminated by December 31, 2009. There were no designated accounting hedges in 2010. As of March 31, 2010, all deferred gains on derivative instruments previously reported in Accumulated Other Comprehensive Loss have been reclassified to net income resulting in a gain of $1,156, included in “Net mark-to-market gains (losses) on non-trading derivative contracts”.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the Consolidated Statement of Operations for the three month period ended March 31, 2009:

Three months ended March 31, 2009:

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

Ambac’s operating subsidiaries enter into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was ($3,895) and $2 for the three months ended March 31, 2010 and 2009, respectively.

Variable interest entities consolidated under ASC Topic 2009-17 use derivative instruments to economically hedge expected cash flow differences from collateral assets and VIE notes. The net gains or losses on VIE derivatives are included in earnings under Financial Guarantee: (Loss) Income on variable interest entities (refer to Note 3).

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

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

As of March 31, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $38,341 related to which Ambac had posted assets as collateral with a fair value of $129,763. All such ratings-based contingent features have been triggered as of March 31, 2010, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on March 31, 2010, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

(7) Income Taxes

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

As of March 31, 2010 and December 31, 2009, the liability for unrecognized tax benefits is approximately $22,900 and $22,850, respectively. Included in these balances at March 31, 2010 and December 31, 2009 are $22,900 and $22,850, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the three months ended March 31, 2010 and 2009, Ambac recognized interest of approximately $50 and $1,025, respectively. Ambac had approximately $15,070 and $15,020 for the payment of interest accrued at March 31, 2010 and December 31, 2009, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of March 31, 2010 a full valuation allowance of $2,662,859 has been established against the deferred tax asset, including a reduction of $245,715 charged against equity for adoption of ASU 2009-17 and an increase of $172,446 resulting from post adoption reversals reflected in income. As of December 31, 2009, the company had a valuation allowance of $2,701,493.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

(8) Investments

ASC Topic 320, Investment – Debt and Equity Securities requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. Ambac’s investment portfolio is accounted for on a trade-date basis and consists primarily of investments in fixed income securities that are considered available-for-sale as defined by ASC Topic 320. Available-for-sale securities are reported in the financial statements at fair value with unrealized gains and losses, net of deferred taxes, reflected in Accumulated Other Comprehensive Loss in Stockholders’ Deficit and are computed using amortized cost as the basis. Fair value is based primarily on quotes obtained from independent market sources. When quotes are not available, valuation models are used to estimate fair value. These models include estimates, made by management, which utilize current market information. The quotes received or valuation results from valuation models could differ materially from amounts that would actually be realized in the market. For purposes of computing amortized cost, premiums and discounts are accounted for using the effective interest method over the remaining term of the securities. Premiums and discounts for bonds that do not have a large number of similar underlying loans to consider estimates of future principal payments, typically corporate and municipal bonds, are amortized or accreted over the remaining term of the securities even if they are callable. Premiums and discounts on mortgage-backed and asset-backed securities are adjusted for the effects of actual and anticipated prepayments on a retrospective basis. Certain short-term investments, such as money market funds, are carried at cost, which approximates fair value. Realized gains and losses on the sale of investments are determined on the basis of specific identification.

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments see Note 3. The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
March 31, 2010 Fixed income securities:
Municipal obligations	$2,911,438	$90,726	$11,071	$2,991,093	$—
Corporate obligations	883,345	27,355	29,526	881,174	—
Foreign obligations	117,121	5,427	—	122,548	—
U.S. government obligations	265,611	5,515	217	270,909	—
U.S. agency obligations	85,499	5,737	107	91,129	—
Residential mortgage-backed securities	1,384,787	204,947	72,625	1,517,109	8,815
Collateralized debt obligations	43,169	25	13,930	29,264	—
Other asset-backed securities	1,165,430	6,522	66,083	1,105,869	—
Short-term	2,602,585	—	—	2,602,585	—
Other	1,278	—	—	1,278	—

	9,460,263	346,254	193,559	9,612,958	8,815

Fixed income securities pledged as collateral:
U.S. government obligations	87,392	1,124	801	87,715	—
U.S. agency obligations	—	—	—	—	—
Residential mortgage-backed securities	14,969	716	—	15,685	—

Total collateralized investments	102,361	1,840	801	103,400	—

Total investments	$9,562,624	$348,094	$194,360	$9,716,358	$8,815

December 31, 2009 Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480	$—
Corporate obligations	859,797	19,003	37,582	841,218	—
Foreign obligations	158,498	10,368	1,215	167,651	—
U.S. government obligations	230,587	3,541	712	233,416	—
U.S. agency obligations	68,719	4,877	116	73,480	—
Residential mortgage-backed securities	1,644,580	190,273	96,055	1,738,798	17,276
Collateralized debt obligations	79,135	22	22,706	56,451	—
Asset-backed securities	1,460,488	1,228	205,640	1,256,076	—
Short-term	962,007	—	—	962,007	—
Other	1,278	—	—	1,278	—

	8,568,850	346,407	379,402	8,535,855	17,276

Fixed income securities pledged as collateral:
U.S. government obligations	122,139	1,688	777	123,050	—
U.S. agency obligations	16,832	617	—	17,449	—
Residential mortgage-backed securities	25,385	1,482	—	26,867	—

Total collateralized investments	164,356	3,787	777	167,366	—

Total investments	$8,733,206	$350,194	$380,179	$8,703,221	$17,276

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment losses recognized in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of March 31, 2010 and December 31, 2009.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Foreign obligations consist primarily of government issued securities which are denominated in Pounds Sterling, Euros or Australian dollars.

The amortized cost and estimated fair value of investments, excluding VIE investments, at March 31, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$2,749,131	$2,751,105
Due after one year through five years	840,070	865,984
Due after five years through ten years	866,836	871,594
Due after ten years	2,498,232	2,559,748

	6,954,269	7,048,431
Residential mortgage-backed securities	1,399,756	1,532,794
Collateralized debt obligations	43,169	29,264
Other asset-backed securities	1,165,430	1,105,869

	$9,562,624	$9,716,358

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
March 31, 2010:
Fixed income securities:
Municipal obligations.	$26,655	$2,414	$93,043	$8,657	$119,698	$11,071
Corporate obligations	151,935	6,905	169,517	22,621	321,452	29,526
Foreign obligations	—	—	—	—	—	—
U.S. government obligations	29,777	1,018	—	—	29,777	1,018
U.S. agency obligations	5,936	107	—	—	5,936	107
Residential mortgage-backed securities	65,288	8,840	130,802	63,785	196,090	72,625
Collateralized debt obligations	5,086	2,620	24,152	11,310	29,238	13,930
Other asset-backed securities	86,956	22,854	654,742	43,229	741,698	66,083

Total temporarily impaired securities	$371,633	$44,758	$1,072,256	$149,602	$1,443,889	$194,360

December 31, 2009:
Fixed income securities:
Municipal obligations.	$118,770	$4,073	$90,775	$11,303	$209,545	$15,376
Corporate obligations	182,129	9,011	188,634	28,571	370,763	37,582
Foreign obligations	21,037	471	4,938	744	25,975	1,215
U.S. government obligations	68,073	1,489	—	—	68,073	1,489
U.S. agency obligations	4,345	116	—	—	4,345	116
Residential mortgage-backed securities	220,419	16,351	128,991	79,704	349,410	96,055
Collateralized debt obligations	4,541	3,716	51,888	18,990	56,429	22,706
Other asset-backed securities	380,426	43,029	735,190	162,611	1,115,616	205,640

Total temporarily impaired securities	$999,740	$78,256	$1,200,416	$301,923	$2,200,156	$380,179

Item 1.	Notes to Unaudited Consolidated Financial Statements

(Dollars in thousands, except share amounts)

Ambac has a formal impairment review process for all securities in its investment portfolio. Ambac conducts a review each quarter to identify and evaluate investments that have indications of possible other than temporary impairment, including substantial or continuous declines in fair value below amortized cost or declines in external credit ratings from the time the securities were purchased. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of March 31, 2010 and December 31, 2009 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. As of March 31, 2010, management had the intent to sell securities with a total fair value of $2,737,031, which is considered to be immediately available for liquidity needs in our analysis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Additionally, the potential cash outflows as contemplated under the Proposed Settlement of certain credit derivatives and other exposures described in Note 1 has been considered in the assessment of whether Ambac will be required to sell securities held at March 31, 2010. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell additional securities, other than those already identified for sale, before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of March 31, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at March 31, 2010, $107,919 of the total fair value and $16,511 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $42,472 and unrealized loss balance of $7,328. Of the securities that were in a gross unrealized loss position at December 31, 2009, $114,391 of the total fair value and $34,987 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $63,088 and unrealized loss balance of $16,343.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the three months ended March 31, 2010 is the result of credit spread tightening and improved market liquidity. Of the $22,621 of unrealized losses on corporate obligations greater than 12 months, one security comprises $11,489 of the total. This security, which is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 27 months. The unrealized loss on this security is the result of general credit spread widening on life insurers. Given the insured rating of AA- and IG underlying rating, management believes that timely receipt of all principal and interest is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of March 31, 2010 is primarily related to Alt-A residential mortgage-backed securities. Of the $63,785 of unrealized losses on mortgage-backed securities for greater than 12 months, $63,583 or 99.7%, is attributable to 17 individual Alt-A securities. These individual securities have been in an unrealized loss position for 27 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

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

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the three months ended March 31, 2010 is the result of sales of other asset-backed securities as well as the effect of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $43,229 of unrealized losses on other asset-backed securities greater than 12 months, 2 credit card positions comprise $11,278 of the total. These individual securities have been in an unrealized loss position for 18 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains (losses) and other-than-temporary impairments included in earnings for the three months ended March 31, 2010 and 2009:

	Three-months ended March 31,
	2010	2009
Gross realized gains on securities	$130,526	$19,426
Gross realized losses on securities	(75,000)	(6,437)
NCFE recoveries	—	13
Net gain on investment agreement terminations	4	102,797
Foreign exchange (losses) gains	1,019	(771)

Net realized gains/losses, excluding other-than-temporary impairments	56,549	115,028
Net other-than-temporary impairments(1)	(31,349)	(830,231)

Total net realized gains (losses) and other-than-temporary impairments included in earnings	$25,200	$(715,203)

(1)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Other-than-temporary impairments for the three months ended March 31, 2010 included charges of $13,317 to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment dates as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, other-than-temporary impairment charges to earnings in 2010 included $18,032 in credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses. Other-than-temporary impairment charges were $830,231 for the three months ended March 31, 2009. Charges in the three months ended March 31, 2009 included $10,000 related to write-downs of certain securities that were believed to be credit impaired and $820,231 related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of March 31, 2010:

Credit Impairment
Balance as of January 1, 2010	$98,654
Additions for credit impairments recognized on(1):
Securities not previously impaired	9,594
Securities previously impaired	8,438

Balance as of March 31, 2010	$116,686

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $31,349 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Collateral and Deposits with Regulators:

Ambac routinely pledges and receives collateral related to certain business lines and/or transactions. The following is a description of those arrangements by collateral source:

(1)	Cash and securities held in Ambac’s investment portfolio – Ambac pledges assets it holds in its investment portfolio to (a) investment and payment agreement counterparties; and (b) derivative counterparties. Securities pledged to investment and payment agreement counterparties may not then be re-pledged to another entity. Ambac’s counterparties under derivative agreements have the right to pledge or rehypothecate the securities and as such, pledged securities are separately classified on the Consolidated Balance Sheets as “Fixed income securities pledged as collateral, at fair value”.

(2)	Cash and securities pledged to Ambac under derivative agreements – Ambac may repledge securities it holds from certain derivative counterparties to other derivative counterparties in accordance with its rights and obligations under those agreements.

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties at March 31, 2010 and December 31, 2009:

	Fair Value of Cash and Underlying Securities	Fair Value of Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
March 31, 2010
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,233,875	$1,098,422	$135,453

Cash and securities pledged from its derivative counterparties	90,013	—	90,013

December 31, 2009
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$1,322,341	$1,125,528	$196,813

Cash and securities pledged from its derivative counterparties	90,009	—	90,009

Securities carried at $7,033 and $7,069 at March 31, 2010 and December 31, 2009, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(9) Stockholders’ Equity

Effective January 1, 2009, ASC Topic 810 requires that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest, retrospectively for all periods presented. Non-controlling interests includes primarily the preferred stock of Ambac Assurance. In the first three months of 2009, Ambac Assurance sold an additional $100,000 of preferred stock.

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Net Income Attributable to Ambac Financial Group, Inc.

Transfers (to) from the noncontrolling interest

As of March 31, 2010 and 2009

	March 31, 2010	March 31, 2009
Net income attributable to Ambac Financial Group, Inc.	$(690,051)	$(392,187)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital from retirement of 903 shares of preferred stock	—	20,769

Change from net income attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	$(690,051)	$(369,418)

(10) Segment Information

Ambac has two reportable segments, as follows: (1) Financial Guarantee, which provided financial guarantees (including credit derivatives) for public finance, structured finance and other obligations; and (2) Financial Services, which provided investment agreements, funding conduits, interest rate and currency swaps, principally to clients of the financial guarantee business, which includes municipalities and other public entities, health care organizations, investor-owned utilities and asset-backed issuers. Ambac’s reportable segments were strategic business units that offer different products and services. They are managed separately because each business required different marketing strategies, personnel skill sets and technology.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment of and for the three month ended March 31, 2010 and 2009:

Three months ended March 31,	Financial Guarantee	Financial Services	Corporate and Other	Inter-segment Eliminations	Consolidated
2010:
Revenues:
Unaffiliated customers	$(449,155)	$(50,288)	$304	$—	$(499,139)
Inter-segment	31,632	(31,528)	—	(104)	—

Total revenues	$(417,523)	$(81,816)	$304	($104)	$(499,139)

Income before income taxes:
Unaffiliated customers	$(588,803)	$(59,349)	$(41,803)	$—	$(689,955)
Inter-segment	29,505	(30,200)	695	—	—

Total income before income taxes	$(559,298)	$(89,549)	$(41,108)	$—	$(689,955)

Total assets	$33,877,547	$1,804,928	$133,202	$—	$35,815,677

2009:
Revenues:
Unaffiliated customers	$1,098,979	$27,521	$249	$—	$1,126,749
Inter-segment	8,581	(8,489)	359	(451)	—

Total revenues	$1,107,560	$19,032	$608	$(451)	$1,126,749

Income before income taxes:
Unaffiliated customers	$302,537	$10,781	$(33,618)	$—	$279,700
Inter-segment	8,581	(8,758)	359	(182)	—

Total income before income taxes	$311,118	$2,023	$(33,259)	$(182)	$279,700

Total assets	$15,200,114	$4,739,775	$242,508	$—	$20,182,397

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(114,711)	$96,277	$(225,040)	$19,693	$153,771	$1,440,941
United Kingdom	(8,789)	12,304	4,857	(10,885)	19,717	(1,511)
Other international	(25,900)	16,650	53,044	(48,059)	23,324	106,420

Total	$(149,400)	$125,231	$(167,139)	$(39,251)	$196,812	$1,545,850

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(11) Fair Value Measurements

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

The carrying amount and estimated fair value of financial instruments are presented below:

	March 31, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$7,009,095	$7,009,095	$7,572,570	$7,572,570
Fixed income securities pledged as collateral(1)	103,400	103,400	167,366	167,366
Short-term investments	2,602,585	2,602,585	962,007	962,007
Other investments	1,278	1,278	1,278	1,278
Cash	114,808	114,808	112,079	112,079
Loans	71,090	82,760	80,410	93,614
Derivative assets	433,688	433,688	496,494	496,494
Other assets	16,926	16,926	18,843	18,843
Variable interest entity assets:
Fixed income securities	4,125,851	4,125,851	525,947	525,947
Restricted cash	100,941	100,941	1,151	1,151
Loans	16,355,816	16,334,884	2,635,961	2,615,260
Derivative assets	4,437	4,437	109,411	109,411
Financial liabilities:
Obligations under investment, repurchase and payment agreements	1,263,516	1,309,108	1,290,933	1,341,280
Long-term debt	1,633,400	376,540	1,631,556	358,864
Derivative liabilities	3,636,091	3,636,091	3,536,858	3,536,858
Liability for net financial guarantees written	5,650,676	1,509,538	5,639,122	2,035,987
Variable interest entity liabilities:
Long-term debt	19,225,145	19,190,818	3,008,628	2,974,654
Derivative liabilities	1,006,534	1,006,534	—	—

(1)	See breakout of fixed income securities in Note 8.

Fair value Hierarchy:

ASC Topic 820 specifies a fair value hierarchy based on whether the inputs to valuation techniques used to measure fair value are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Company-based market assumptions. In accordance with ASC Topic 820, the fair value hierarchy prioritizes model inputs into three broad levels as follows:

• Level 1	–	Quoted prices for identical instruments in active markets. Assets and liabilities classified as Level 1 include US Treasury securities, exchange traded futures contracts, money market funds and mutual funds.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

• Level 2	–	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. Assets and liabilities classified as Level 2 generally include direct investments in fixed income securities representing municipal, asset-backed and corporate obligations, financial services derivatives (including interest rate and currency swap derivatives and certain credit derivative contracts) and most long-term debt of variable interest entities consolidated under ASC Topic 810.

• Level 3	–	Model derived valuations in which one or more significant inputs or significant value drivers are unobservable. This hierarchy requires the use of observable market data when available. Assets and liabilities classified as Level 3 include most credit derivative contracts written as part of the financial guarantee business, certain financial services interest rate swaps contracts which are not referenced to commonly quoted interest rates and certain investments in fixed income securities. Additionally, Level 3 assets and liabilities include most fixed income securities, loan receivables, derivatives and certain long-term debt of variable interest entities consolidated under ASC Topic 810.

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

The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage backed and certain other asset-backed securities held in our investment portfolio, referenced in our credit derivative portfolio or issued as long-term debt of certain consolidated variable interest entities, due to the very low levels of recent trading activity for such securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, loans receivable by and debt instruments issued by variable interest entities consolidated under ASC Topic 810 and equity interests in Ambac sponsored special purpose entities.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At March 31, 2010, approximately 5%, 78% and 2% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 14% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Derivative Instruments:

Ambac’s operating company derivative instruments comprise interest rate, currency, and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $12,301,611 and $13,230,000 at March 31, 2010 and December 31, 2009, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

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

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and Ambac Assurance’s credit spread. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Surveillance Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values. In connection with the Proposed Settlement of all of the CDS on CDO of ABS plus certain other CDS transactions described in Note 1, additional indications of fair value were obtained from external analyses and through the negotiation process with counterparties. We considered this information in the development of our estimates of fair value as of March 31, 2010.

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. The Proposed Settlement negotiation process also provided independent indications of fair value as of March 31, 2010. Third party reference obligation values, including indications obtained through the Proposed Settlement negotiations, were used in the determination of CDS fair values related to transactions representing 93% of CDS net par outstanding and 99% of the CDS derivative liability as of March 31, 2010.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as has been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 7% of CDS net par outstanding and 1% of the CDS derivative liability as of March 31, 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

rating of each CDS transaction is utilized in the computation of the relative change ratio in our CDS valuation model. The new relative change ratio in the event of an internal downgrade of the reference obligation is calculated as the weighted average of: (i) a given transaction’s inception relative change ratio and (ii) a ratio of 100%. The weight given to the inception relative change ratio is 100% minus the probability of default (i.e. the probability of non-default) and the weight given to using a 100% relative change ratio is the probability of default. For example, assume a transaction having an inception relative change ratio of 33% is downgraded to B- during the period, at which time it has an estimated remaining life of 8 years. If the estimated probability of default for an 8 year, B- rated credit of this type is 60% then the revised relative change ratio will be 73.2%. The revised relative change ratio can be calculated as 33% x (100%-60%) + 100% × 60% = 73.2%.

As noted above, reference obligation spreads incorporate market perceptions of default probability and loss severity, as well as liquidity risk and other factors. Loss severities are generally correlated to default probabilities during periods of economic stress. By increasing the relative change ratio in our calculations proportionally to default probabilities, Ambac incorporates into its CDS fair value the higher expected loss on the reference obligation (probability of default × loss severity), by increasing the portion of reference obligation spread that should be paid to the CDS provider.

The discount rate used for the present value calculations described above is LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. To factor in the risk of Ambac’s non-performance as viewed by the market, we adjust the discount rate used to calculate the present value of hypothetical future CDS fees by adding the cost of credit default swap protection on Ambac Assurance to the LIBOR curve as of the valuation date. At March 31, 2010 the discount rate adjustment to reflect the risk of Ambac’s non-performance was estimated using the last observable indications of Ambac Assurance credit default swap pricing on March 25, 2010 before ISDA declared an event of default on these contracts. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread.

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the three months ended March 31, 2010 and 2009. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, the Proposed Settlement with various CDS counterparties entered into on March 24, 2010, as described in Note 1 has provided an indication of the fair value to settle all of our CDO of ABS transactions and certain other CDS transactions subsequent to the December 31, 2009 balance sheet date. We have used this information to supplement the estimates of the fair value derived from our internal valuation model for CDS transactions currently contemplated under the Proposed Settlement.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $42,208,947 and $43,276,321 at March 31, 2010 and December 31, 2009, respectively.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 11 on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at LIBOR plus Ambac’s credit spread. As used for valuation of Ambac’s written credit derivatives, the discount rate adjustment to reflect the risk of Ambac’s non-performance was estimated using the last observable indications of Ambac Assurance credit default swap pricing on March 25, 2010 before ISDA declared an event of default on these contracts. The credit spread used to estimate the nonperformance risk component of the fair value of financial guarantees as of March 31, 2010 and December 31, 2009 was 6,155 and 4,905 basis points, respectively. Refer to Note 5, Losses and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Other Financial Assets and Liabilities:

The fair values of Ambac’s equity interest in Ambac sponsored special purpose entities (included in Other assets), Loans and Obligations under investment, repurchase and payment agreements are estimated based upon internal valuation models that discount expected cash flows using a discount rates consistent with the credit quality of the obligor after considering collateralization.

Variable Interest Entity Assets and Liabilities:

The asset and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac or which issued debt that is the reference obligation of credit derivatives written by Ambac to third parties. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on internal valuation models.

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using discounted cash flow methodologies. For example, derivatives within CDOs are valued based on future cash flows projected in connection with our internal credit monitoring activities for the entity. Discount rates used are based on estimated market rates for the securities issued by the VIE.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of March 31, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
March 31, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,990,798	$295	$2,991,093
Corporate obligations	—	873,246	7,928	881,174
Foreign obligations	—	122,548	—	122,548
U.S. government obligations	270,909	—	—	270,909
U.S. agency obligations	—	89,540	1,589	91,129
Residential mortage-backed securities	—	1,517,109	—	1,517,109
Collaterized debt obligations	—	16,554	12,710	29,264
Other asset-backed securities	—	944,256	161,613	1,105,869
Short term investments	2,602,585	—	—	2,602,585
Other investments(1)	—	1,178	—	1,178
Fixed income securities, pledged as collateral U.S. government obligations	87,715	—	—	87,715
Residential mortage-backed securities	—	15,685	—	15,685
Cash	114,808	—	—	114,808
Derivative assets:
Credit derivatives	—	—	212,402	212,402
Interest rate swaps	—	41,243	153,833	195,076
Currency swaps	—	33,690	(10,761)	22,929
Futures contracts	3,281	—	—	3,281
Other assets	—	—	16,926	16,926
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,292,313	1,292,313
Residential mortgage-backed securities	—	—	1,825,986	1,825,986
Collateralized asset-backed securities	—	—	842,389	842,389
Other asset-backed securities	—	—	165,163	165,163
Restricted cash	100,941	—	—	100,941
Loans			16,141,419	16,141,419
Derivative assets:
Credit derivatives	—	—	4,437	4,437

Total financial assets	$3,180,239	$6,645,847	$20,828,242	$30,654,328

Financial liabilities:
Derivative liabilities:
Cedit derivatives	—	—	3,428,957	3,428,957
Interest rate swaps	—	127,708	67,507	195,215
Currency swaps	—	11,843	—	11,843
Other contracts	—	76	—	76
Variable interest entity liabilities:
Long-term debt	—	13,069,193	5,929,990	18,999,183
Derivative liabilities:
Interest rate swaps	—	681,889	158,533	840,422
Currency swaps	—	166,112	—	166,112

Total financial liabilities	$—	$14,056,821	$9,584,987	$23,641,808

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

	Level 1	Level 2	Level 3	Total
December 31, 2009
Financial assets:
Fixed income securities	$233,416	$7,149,554	$189,600	$7,572,570
Fixed income securities, pledged as collateral	123,050	44,316	—	167,366
Short-term investments	962,007	—	—	962,007
Other investments(1)	—	1,178	—	1,178
Cash	112,079	—	—	112,079
Derivative assets	10,125	112,003	374,366	496,494
Other assets	—	—	18,843	18,843
Variable interest entity assets:
Fixed income securities	—	365,429	160,518	525,947
Restricted cash	1,151	—	—	1,151
Loans	—	—	2,428,352	2,428,352
Derivative assets	—	109,411	—	109,411

Total financial assets	$1,441,828	$7,781,891	$3,171,679	$12,395,398

Financial liabilities:
Derivative liabilities	$—	$164,045	$3,372,813	$3,536,858
Variable interest entity liabilities:
Long-term debt		2,401,553	388,003	2,789,556

Total financial liabilities	$—	$2,565,598	$3,760,816	$6,326,414

(1)	Excludes a $100 investment in 2010 and 2009, which is carried in the Consolidated Balance Sheets at cost.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following tables present the changes in the Level 3 fair value category for the three months ended March 31, 2010 and 2009. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Level- 3 financial assets and liabilities accounted for at fair value

Three Months ended March 31, 2010

				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	$—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,275,234	(153,369)	(6,699,121)	14,239,809
Total gains/(losses) realized and unrealized:
Included in earnings	(83)	(1,917)	(180,363)	148,268	(403,926)	(727)	(189,686)	(628,434)
Included in other comprehensive income	(4,652)	—	—	—	—	—	—	(4,652)
Purchases, issuances and settlements	(730)	—	37,820	—	—	—	—	37,090
Transfers in (out) of Level 3	—	—	—	—	—	—	—	—
Deconsolidation of VIEs	—	—	—	—	(3,158,241)		1,346,820	(1,811,421)

Balance, end of period	$184,135	$16,926	$(3,140,990)	$4,125,851	$16,141,419	$(154,096)	$(5,929,990)	$11,243,255

Three Months ended March 31, 2009
				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$83,453	$14,290	$(8,031,410)	$—	$—	$—	$—	$(7,933,667)
Total gains/(losses) realized and unrealized:
Included in earnings	157	(542)	1,524,829	—	—	—	—	1,524,444
Included in other comprehensive income	(616)	—	—	—	—	—	—	(616)
Purchases, issuances and settlements	(2,718)	—	(12,983)	—	—	—	—	(15,701)
Transfers in (out) of Level 3	33,444	—	—	—	—	—	—	33,444

Balance, end of period	$113,720	$13,748	$(6,519,564)	$—	$—	$—	$—	$(6,392,096)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Invested assets are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All invested assets that have internally modeled fair values have been classified as Level 3 as of March 31, 2010 and December 31, 2009. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented.

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three months ended March 31, 2010 and 2009 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative contracts	Derivative products revenues	Income (loss) on variable interest entity	Other income
Three Months ended March 31, 2010

Total gains or losses included in earnings for the period	$(83)	$9,924	$(177,063)	$(13,224)	$(446,071)	$(1,917)
Gains or losses relating to the assets and liabilities still held at the reporting date	(83)	9,532	(203,119)	(5,161)	(8,243)	(1,917)

Three Months ended March 31, 2009

Total gains or losses included in earnings for the period	$157	$6,136	$1,535,371	$(16,678)	$—	$(542)
Gains or losses relating to the assets and liabilities still held at the reporting date	157	5,852	1,511,457	(16,423)	—	(542)

(12) Commitments and Contingencies

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery will commence on May 10, 2010, with dispositive motions due by December 2, 2011. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, and one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and the Court has scheduled oral argument on the motion to dismiss for June 1, 2010.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Ambac Assurance has been named in a lawsuit filed by the administrator of certain pooled loan programs involving health care institutions. Ambac Assurance insured bonds which financed the pooled loan programs. The administrator claims that Ambac Assurance breached a contractual obligation to pay certain fees to the administrator. Ambac Assurance’s motion to dismiss the complaint was granted on March 15, 2010. The plaintiff has filed a notice of appeal.

Ambac has been named as one of three defendants in a lawsuit filed by the City of Phoenix, Arizona, alleging that defendants unfairly discriminated against the City of Phoenix in violation of Arizona law, and were unjustly enriched, in the amount of the bond insurance premiums charged to the City of Phoenix.

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Ambac Assurance has been named in lawsuits filed by certain policyholders seeking to enjoin Ambac Assurance from entering into the Proposed Settlement Agreement discussed above in Ambac’s “Recent Developments” section contained in this Report and to request the rehabilitation court to remove from the Segregated Account certain policies and return these policies to the general account of Ambac Assurance. For more details on these lawsuits, please see above the “Recent Developments” section contained in this Report.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

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

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims raised in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

(13) Restricted Cash

Consolidated variable interest entity cash that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. This cash is restricted to fund the obligations of the consolidated VIEs.

(14) Future Application of Accounting Standards

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Level 2 or Level 3. The new disclosures include a) separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and b) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances, and settlements presented separately on a gross basis. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Ambac will adopt the disclosure related to the detailed Leve1 3 roll forward disclosures on January 1, 2011 and the remaining disclosure was adopted as of January 1, 2010. Since this ASU requires only enhanced disclosures concerning fair value measurement, adoption of this ASU did not and will not have a material effect on Ambac’s financial statements.

In March 2010, the FASB issued ASU 2010-11, Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. ASU 2010-11 clarifies that embedded credit-derivative features related only to transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting. Other embedded credit-derivative features in financial instruments are required to be analyzed to determine whether they must be accounted for separately, including those issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs. This ASU is effective for the first interim period beginning after June 15, 2010 and may be early adopted by a company in the first interim period beginning after the issuance date of the ASU. Ambac will adopt the provisions of ASU 2010-11 effective July 1, 2010. The adoption of this ASU will not have a material effect on Ambac’s financial condition, results of operations or cash flows.

In April 2010, the FASB issued ASU 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Healthcare Reform Acts. On March 30, 2010, the President signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Care Act (PPACA) that was signed by the President on March 23, 2010. ASC Topic 740 requires the impact of the change in tax law to be immediately recognized in the financial statements in the period that includes the enactment date. This ASU clarifies that the two Acts should be considered together for accounting purposes. Among other things, the PPACA effectively changes the tax treatment of federal subsidies paid to sponsors of retiree health benefit plans that provide a benefit that is at least actuarially equivalent to the benefits under Medicare Part D. As a result of these two Acts, these subsidy payments will effectively become taxable in tax years beginning after December 31, 2012. This ASU is effective immediately upon issuance. The adoption of this ASU or the effects of two Acts will not have any material effect on Ambac’s financial condition, results of operations or cash flows. The subsidy payment included in the determination of the accumulated postretirement benefit obligation of Ambac’s retiree health benefit plan is not material to Ambac’s financial statements and Ambac has a full valuation allowance established against the operating portion of its deferred tax assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

In this Quarterly Report, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “plan,” “believe,” “anticipate,” “intend,” “planned,” “potential” and similar expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may”, or the negative of those expressions or verbs, identify forward-looking statements. We caution readers that these statements are not guarantees of future performance. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, which, may by their nature be inherently uncertain and some of which may be outside our control. These statements may relate to plans and objectives with respect to the future, among other things which may change. We are alerting you to the possibility that our actual results may differ, possibly materially, from the expected objectives or anticipated results that may be suggested, expressed or implied by these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed under “Risk Factors” in Part I, Item 1A of the 2009 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q.

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

abroad; (20) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (21) likely unavailability of adequate capital support and liquidity; (22) credit risk throughout our business, including credit risk related to residential mortgage-backed securities and collateralized debt obligations (“CDOs”) and large single exposures to reinsurers; (23) default by one or more of Ambac Assurance’s portfolio investments, insured issuers, counterparties or reinsurers; (24) the risk that our risk management policies and practices do not anticipate certain risks and/or the magnitude of potential for loss as a result of unforeseen risks; (25) factors that may influence the amount of installment premiums paid to Ambac, including the imposition of the payment moratorium with respect to claims payments as a result of Segregated Account Rehabilitation Proceedings; (26) changes in prevailing interest rates; (27) the risk of volatility in income and earnings, including volatility due to the application of fair value accounting, required under the relevant derivative accounting guidance, to the portion of our credit enhancement business which is executed in credit derivative form, and due to the adoption of the new financial guarantee insurance accounting standard effective January 1, 2009, which, among other things, introduces volatility in the recognition of premium earnings and losses; (28) changes in accounting principles or practices that may impact Ambac’s reported financial results; (29) legislative and regulatory developments; (30) operational risks, including with respect to internal processes, risk models, systems and employees; (31) changes in tax laws and other tax-related risks; (32) other factors described in the Risk Factors section in Part I, Item 1A of the 2009 Annual Report on Form 10-K and Part II, Item 1A of this Form 10-Q and also disclosed from time to time by Ambac in its subsequent reports on Form 10-Q and Form 8-K, which are or will be available on the Ambac website at www.ambac.com and at the SEC’s website, www.sec.gov; and (33) other risks and uncertainties that have not been identified at this time. Readers are cautioned that forward-looking statements speak only as of the date they are made and that Ambac does not undertake to update forward-looking statements to reflect circumstances or events that arise after the date the statements are made. You are therefore advised to consult any further disclosures we make on related subjects in Ambac’s reports to the SEC.

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

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008, 2009 and 2010. As a result, Ambac Assurance currently has a Caa2 financial strength rating on review for possible upgrade from Moody’s and is rated R (Regulatory Intervention) from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written a meaningful volume of financial guarantee business since November 2007 and no new business in 2010. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. Refer to Note 1 of the Unaudited Consolidated Financial Statements in this Form 10-Q “Recent Developments” for discussion of (i) the establishment of a Segregated Account of Ambac Assurance and the subsequent rehabilitation proceedings of the Segregated Account by the OCI and (ii) a non-binding Proposed Settlement agreement that has been negotiated and agreed to with certain conditions.

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

Financial information concerning our business segments for each of 2010 and 2009 is set forth in the consolidated financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part 1, 2, and 3 of this Quarterly Report on Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

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

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated financial statements and notes thereon included elsewhere in this report, and in the 2009 Form 10-K filed with the SEC on April 9, 2010. We have discussed with the Audit and Risk Assessment Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

Financial Guarantee Insurance Losses and Loss Expenses. The loss reserve for financial guarantee insurance discussed herein relates only to Ambac’s non-derivative insurance business for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE.

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

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits (Class IA through V) and (ii) non-adversely classified credits (Class I and SL) which have been downgraded since the transaction’s inception. One of two approaches are then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s Enterprise Risk Management Committee (“ERMC”),

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

which comprises Ambac’s senior risk management professionals and other senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, ERMC-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

Loss reserve volatility will be a direct result of the credit performance of our insured portfolio, including the number, size, bond types and quality of credits included in our loss reserves. The number and severity of credits included in our loss reserves depend to a large extent on transaction specific attributes, but will generally increase during periods of economic stress and decline during periods of economic stability. Reinsurance recoveries do not have a significant effect on loss reserve volatility because Ambac has very little exposure ceded to reinsurers. The current stressed credit environment has had an adverse impact on the financial strength of the reinsurers used by Ambac. Please refer to Item 3 “Quantitative and Qualitative Disclosures About Market Risk – Credit Risk” for further information and discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits for which loss reserves have been established at March 31, 2010:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
Defaulted credits	104	$16,261	$1,451
All other credits	138	16,946	2,219

Totals	242	$29,207	$3,670	(1)

(1)	Loss reserves of $3,670 is included in the balance sheet in the following line items: Loss and loss expense reserve - $4,649; Subrogation recoverable - $878; Reinsurance recoverable on paid and unpaid losses - $77; and Other assets - $24.

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to three problematic bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 87% of our ever-to-date claim payments (85% of which relates to RMBS).

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

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans, such as closed end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first-lien loan (as well as costs due the servicer) and any remaining funds are applied to pay off the second-lien. As a result of this subordinate position to the first-lien, second-lien loans carry a significantly higher severity in the event of a loss, usually close to 100% in the current housing market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below indicates the number of credits, net par outstanding and total loss reserves for those RMBS exposures for which Ambac established reserves at March 31, 2010:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
Second-lien	50	$8,238	$670
Mid-prime	64	8,054	1,731
Sub-prime	22	2,693	146
Other	11	387	70

Totals	147	$19,372	$2,617

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

Second-Lien:

We used a roll-rate methodology to estimate loss reserves for second-lien transactions which observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis and their component pools where they exist. As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for first quarter 2010 loss estimates:

Prepayment Rates:

We have noted that voluntary prepayments have declined far below expected levels. There are several primary drivers of the trend: negative Housing Price Appreciation (“HPA”), an impaired mortgage market and borrowers’ inability to prepay balances. In our opinion, these factors will not be ameliorated in the foreseeable future and thus we generally project recent trends into the future. This translates into projected prepayment rates in the 2% to 4% range.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loss Severity:

We project loss severities to between 100% and 110% as we expect complete write-offs in this asset class exacerbated by carrying costs. One ongoing development with regard to several second-lien transactions is that the current unwillingness of mortgage insurers to pay claims under their contracts on bonds insured by Ambac has caused increased claim payments. As such, we have any previously expected positive effect of this form of credit support.

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

Ambac uses a proprietary multi-scenario stochastic (Monte Carlo) cash flow model to estimate first-lien product loss reserves. The model projects multiple scenarios at the individual mortgage loan level using various inputs, including:

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

Government programs:

In May of 2009, the Federal Government initiated the Home Affordable Modification Plan (HAMP) which allows servicers to modify loans. After determining a borrower’s eligibility, a servicer can take a series of steps to adjust the monthly mortgage payment to 31% of a borrower’s total pretax monthly income by first, reducing the interest rate to as low as 2%, next, if necessary, extending the loan term to 40 years. Finally, if necessary, forbear (defer) a portion of the principal until the loan is paid off and waive interest on the deferred amount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

HAMP is applicable to the Ambac-wrapped transactions serviced by the 47 servicers that have signed servicer participation agreements to modify loans under HAMP. In 2009 servicers continued HAMP modification activity with significant volumes of loans modified monthly. Based on the current activity of trial plan HAMP offers extended and started, together with the latest indications from government published sources, the first-lien model assumed 2% of HAMP-eligible loans will be modified monthly for 24 months (48%) for Ambac portfolios serviced by HAMP participating servicers. This contrasts with our assumption in the fourth quarter of 2010 of 4% of HAMP-eligible loans will be modified monthly for 12 months (48%). We revised the rate of modification to reflect the actual performance of HAMP (since we have three months more data), the slower-than-expected pace of trial and successful modifications and the extension of the program until the end of 2012.

Servicer Intervention:

The model also reflects the steps Ambac is taking to address shortcomings in servicing performance including transferring servicers where the legal right exists to do so. Ambac expects to initiate, with the cooperation of the Rehabilitator of the Segregated Account of Ambac Assurance, additional programs with servicers that will provide for loan modifications (principal forgiveness), improved liquidation timelines, short sales, and selected rated reductions. Ambac believes these are the principal factors that will result in reduced losses over time. In the first quarter of 2010 we are projecting that only exposures that have transferred servicing or entered into special servicing agreements (or those where there are active plans to pursue such agreements in the next several months) will benefit from the effects of servicer intervention strategies.

This contrasts to our fourth quarter 2009 projections which reflected the assumption that these modifications would take place in all applicable transactions starting in June 2010. An “applicable transaction” was defined as those where Ambac had stronger rights of influencing servicing procedures – transactions where Ambac guarantees the entire transaction (“full wraps”) or Ambac guaranteed the entire senior portion of the transaction.

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

sample approach. Third, a realization factor was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery, which incorporates Ambac’s views about the uncertainties surrounding the settlement negotiation and litigation processes. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied to the undiscounted subrogation recovery to compute the estimated subrogation recovery using the assumptions discussed in the paragraph subsequent to the next table below.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraph, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At March 31, 2010, the adverse sample approach continues to be used for ten transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

(ii)	The adverse sample approach is only based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance must be used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only 40% of the impaired population of loans, only 4% of the original number of loans in the pool and the breach rate in the sample was pervasive. In other words, because the adverse sample size represents only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

During the latter half of 2009, Ambac expanded its use of the random sample approach for estimating the amount of subrogation recoveries to include all transactions where a statistically valid random sample of loan files was available. Given the scale of the losses in the RMBS portfolio, and the evidence of pervasive breaches, Ambac believes limiting remediation credit to the loan amounts where actual breaches have been discovered (i.e. the adverse sample approach) is inconsistent with its gross claim projection methodology and understates the amount Ambac is expected to recover from sponsors. The adverse sample approach continues to be used only on transactions insured for one sponsor (10 different transactions) who has limited Ambac’s access to the underlying loan files and therefore a statistically valid random sample from the entire loan pool cannot be selected.

Ambac has updated its estimated subrogation recoveries from $2,026.3 million at December 31, 2009 to $2,069.2 million at March 31, 2010. The balance of subrogation recoveries and the related claim liabilities at March 31, 2010 and December 31, 2009 are as follows:

($ in millions)
	March 31, 2010						December 31, 2009
Method	Count		Claim liability	Subrogation recoveries (1)	Claim liability, net of subrogation recoveries	Method	Count	Claim liability	Subrogation recoveries	Claim liability, net of subrogation recoveries
Adverse samples	10	(2)	$884.5	$(486.2)	$398.3	Adverse samples	10	$749.4	$(450.2)	$299.2
Random samples	10	(3)	827.6	(1,583.0)	(755.4)	Random samples	9	931.5	(1,576.1)	(644.6)
Totals	20		$1,712.1	$(2,069.2)	$(357.1)	Totals	19	$1,680.9	$(2,026.3)	$(345.4)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,069.2 million of subrogation recoveries recorded at March 31, 2010, $1,750.4 million was included in “Subrogation recoverable” and $318.8 million was included in “Loss and loss expense reserves.”
(2)	Of these 10 transactions, 7 contractually require the sponsor to repurchase loans at the unpaid principal balance and 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 10 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 7 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.50%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and three first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of six sponsors represent the twenty transactions which have been reviewed as of March 31, 2010. Each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Below is the rollforward of subrogation recovery for the period December 31, 2009 through March 31, 2010:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Net discounted remediation 12/31/09	$(1,576.1)	9	$(450.2)	10

Changes recognized in current period:
Additional transactions reviewed	(42.3)	1	—	—
Additional adverse sample loans reviewed	—	n/a	(40.7)	n/a
Loans repurchased by the sponsor	—	n/a	1.5	n/a

Subtotal of changes recognized in current period	(42.3)	1	(39.2)	—

Changes from re-estimation of opening balance(1):
Increase in estimated time to recovery	7.4	n/a	18.0	n/a
Change in pre-recovery loss reserves	15.6	n/a	(14.1)	n/a
Other	12.4	n/a	0.7	n/a

Subtotal of changes from re-estimation of opening balance	35.4	—	3.2	—

Net discounted remediation 3/31/10	$(1,583.0)	10	$(486.2)	10

(1)	Includes (i) changes resulting from applying the random sample approach to transactions where the adverse sample approach was previously used, (ii) the impact on subrogation recovery from changes in reserves estimates and (iii) additional loan files reviewed for transactions where the adverse sample approach is used.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. As noted in Item 1 “Recent Developments,” all RMBS policies were allocated to the Segregated account and as such, the foregoing discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate the above risk management practices relating to representation and warranty breaches by RMBS transaction sponsors.

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

For second-lien mortgage credits for which we have an estimate of expected loss at March 31, 2010, the reasonably possible increase in loss reserves could be approximately $628 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary constant prepayment rate decreases by 1 to 2 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases 0.25% to 2% (depending on transaction performance). In addition, the loss severities for second-lien products may be greater

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 2 to 4 percent. The first-lien mortgage credits for which we have an estimate of expected losses at March 31, 2010 have a reasonably possible increase in loss reserves of approximately $659 million. The reasonably possible scenario for first lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

CDOs:

It is reasonably possible that loss estimates for CDOs may increase as a result of increased probability of default and severity of loss of the underlying collateral; however, Ambac’s exposure to CDOs executed in insurance form included in loss reserves is currently limited as the majority of the CDO portfolio (89%) was executed in derivative form. CDO exposures executed in derivative form are recorded on our Consolidated Balance Sheets at fair value. Please refer to “Valuation of Financial Instruments” below for further discussion on mark-to-market sensitivities relating to CDOs executed in derivative form.

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

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 77% of our assets and approximately 63% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruption makes valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value. Refer to Note 11 to the Consolidated Financial Statements for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments – Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 11 to the Consolidated Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

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

VIE Assets and Liabilities:

The asset and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac or which issued debt that is the reference obligation of credit derivatives written by Ambac to third parties. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on internal valuation models.

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using discounted cash flow methodologies. For example, derivatives within CDOs are valued based on future cash flows projected in connection with our internal credit monitoring activities for the entity. Discount rates used are based on estimated market rates for the securities issued by the VIE.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted at a rate that includes Ambac’s own credit risk.

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created through interest rate, currency, and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 11 to the Consolidated Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 11 to the Consolidated Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered significant credit downgrades. Ambac’s 19 CDO of ABS transactions all carry a below investment grade internal rating and had an average tenor of 23.4 years at March 31, 2010. Deterioration in the credit quality of these transactions resulted in an increase in the average relative change ratio used in the CDS valuation from 36% at transaction inception to 96% as of March 31, 2010. Excluding CDO of ABS and the additional below investment grade credits described above, downgrades have occurred in CDS transactions representing approximately 81% of par outstanding. The average rating for these transactions was A+ as of March 31, 2010 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. In connection with the Proposed Settlement of all of the CDS on CDO of ABS plus certain other CDS transactions described in Note 1 to the Consolidated Financial Statements, additional indications of fair value were obtained from external analyses and through the negotiation process with counterparties. We considered this information in the development of our estimates of fair value as of March 31, 2010. Except to reflect the indications obtained on the CDS under the Proposed Settlement, no adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of March 31, 2010. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values, particularly with the current dislocation in the credit markets.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at March 31, 2010 and December 31, 2009. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASU 2009-17:

(Dollars in billions)	March 31, 2010	December 31, 2009
Public Finance	$218.7	$223.2
Structured Finance	109.8	114.7
International Finance	50.2	52.5

Total net par outstanding	$378.7	$390.4

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at March 31, 2010 and December 31, 2009 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at March 31, 2010 and December 31, 2009. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	March 31, 2010	December 31, 2009
AAA	2%	2%
AA	23	24
A	42	41
BBB	18	18
BIG	15	15

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	March 31, 2010	December 31, 2009
(Dollars in millions)
Public Finance:
Transportation	$1,121	$1,113
Health care	302	307
General obligation	271	280
Tax-backed	546	598
Other	553	658

Total Public Finance	2,793	2,956

Structured Finance:
CDO of ABS > 25% RMBS	16,543	16,718
Mortgage-backed and home equity - first lien	13,217	13,477
Mortgage-backed and home equity - second lien	11,880	12,050
Auto Rentals	3,016	2,849
Student loans	4,296	3,910
Enhanced equipment trust certificates	472	473
Mortgage-backed and home equity – other	607	584
Other CDOs	503	523
Other	1,914	2,106

Total Structured Finance	52,448	52,690

International Finance:
Airports	1,411	1,498
Other	1,126	1,210

Total International Finance	2,537	2,708

Grand Total	$57,778	$58,354

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $7.5 billion at March 31, 2010. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 84% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Proposed Settlement, it is unclear whether such new policies could be issued. Accordingly, the $7.5 billion of commitments outstanding at March 31, 2010 do not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

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

The following tables provide current net par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Net Par Outstanding At March 31, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$150.2	$760.1	$9.1
2002	218.7	712.1	82.4
2003	47.0	1,086.8	599.0
2004	1,507.5	557.4	956.7
2005	1,560.0	1,207.9	3,106.4
2006	4,103.1	902.4	2,696.4
2007	4,570.6	574.1	3,931.1

Total	$12,157.1	$5,800.8	$11,381.1
% of Total MBS Portfolio	35.5%	16.9%	33.2%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Percent of Related RMBS Transactions’ Net Par At March 31, 2010
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime (1)
AAA	0%	5%	4%
AA	<0.1%	4%	4%
A	3%	9%	6%
BBB(3)	3%	5%	2%
Below investment grade(3)	94%	77%	84%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2010, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

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

•

The majority of our credit derivatives are written on a “pay-as-you-go” basis. Similar to an insurance policy execution, pay-as-you-go provides that Ambac pays interest shortfalls on the referenced transaction as they are incurred on each scheduled payment date, but only pays principal shortfalls upon the earlier of (i) the date on which the assets designated to fund the referenced obligation have been disposed of and (ii) the legal final maturity date of the referenced obligation. There are less than 25 transactions which are not “pay-as-you-go,” with a combined notional of approximately $2.5 billion and a net liability fair value of $33 million as of March 31, 2010. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

•

None of our outstanding credit derivative transactions include contractual ratings based collateral posting triggers or otherwise require Ambac to post collateral, regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s RMBS exposure embedded in CDOs relates primarily to the asset class commonly referred to as CDO of asset backed securities or CDO of ABS. CDO of ABS transactions are typically comprised of underlying RMBS collateral which contain a mix of sub-prime, mid prime and prime mortgages. These transactions may also contain components of other CDO exposure. CDO of CDO (or “CDO squared”) transactions are collateralized primarily with other CDO of ABS Securities (inner CDOs). CDO squared transactions are considered higher risk and required a more significant level of subordination at inception to achieve equivalent credit ratings (as compared to high-grade transactions) because of the lower credit quality of the underlying collateral pool. Ambac established a minimum rating requirement for participation in these transactions to be a triple-A rating from one or more of the major rating agencies. The existing transactions were executed at subordination levels that were in excess of an initial rating agency triple-A attachment point (i.e. the level of subordination that was initially required to achieve such rating). Please refer to Note 1 to the Unaudited Consolidated Financial Statements located in Item 1 of the Form 10-Q for an outline of the Proposed Settlement with respect to certain CDO-related obligations.

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of March 31, 2010:

Business Mix by Net Par ($ in billions)	Net Par	Percentage
High yield Corporate (CLO)	$20.2	47%
CDO of ABS > 25% MBS	16.5	39
CDO of ABS < 25% MBS	2.5	6
Market value CDOs	1.8	4
Other	1.6	4

Total	$42.6	100%

Ambac Ratings by Net Par(1) ($ in billions)	Net Par	Percentage
AAA	$3.4	8%
AA	14.5	34
A	6.1	14
BBB	1.5	4
Below investment grade	17.1	40

Total	$42.6	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2010, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, as a percentage of the total net par outstanding for each major CDS category as of March 31, 2010:

Ambac Rating(1)	CDO of ABS	CLO	Other	Total
AAA	—%	8%	41%	11%
AA	—	68	12	30
A	—	17	35	14
BBB	—	5	11	4
Below investment grade	100	2	1	41

Total	100%	100%	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of March 31, 2010, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The table below breaks out Ambac’s exposures to CDOs of ABS greater than 25% RMBS by vintage year and the exposure’s original and current subordination.

Breakout of CDO of ABS greater than 25% RMBS Exposure

		Collateral as % of Deals						Current Subordination	Original Subordination
Year Insured	Net Par Outstanding ($ in millions)	Sub- prime RMBS(1)	Other RMBS(2)	ABS CDO High- grade	ABS CDO Mezzanine	CDO Other(3)	Other ABS(3)	Range Below Ambac(4)	Range Below Ambac(5)
CDO of ABS:
2005	$5,531	50%	29%	2%	4%	11%	4%	16-29%	14-22%
2006	8,439	44%	29%	6%	12%	7%	2%	15-29%	14-28%
2007	2,508	49%	22%	1%	18%	2%	8%	15-35%	15-35%

	16,478

CDO of CDO:
2005	65	6%	<1%	20%	30%	44%	—	62%	50%

	65

	$16,543

(1)	“Subprime”—Generally, transactions were categorized as sub-prime if they had a weighted-average credit score of 640 or lower as set forth in a third party data source Ambac deemed reliable. If no credit score was available, transactions were categorized as sub-prime unless a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(2)	“Other RMBS”—Generally, transactions were categorized as Other RMBS if they were RMBS transactions with a weighted-average credit score greater than 640 (at origination of mortgages) as set forth in a third party data source we deemed reliable. If no credit score was available, transactions were categorized as Other RMBS if a reliable third party source, such as a rating agency, categorized the transaction as prime or mid-prime.
(3)	“CDO Other” and “Other ABS”—Generally, transactions were categorized as either “CDO Other” or “Other ABS” if they are not CDO of ABS, Subprime or Other RMBS as described above. Examples of types of transactions included in the CDO Other category include, but are not limited to; CDOs primarily backed by commercial MBS or corporate securities, and collateralized loan obligations. Examples of transactions included in the Other ABS category, include, but are not limited to, transactions backed by commercial MBS, student loans, automobile loans, credit card receivables and student loans.
(4)	Represents current subordination levels obtained from CDO trustee reports and, where applicable, first loss reinsurance purchased on the Ambac-insured tranche. Current subordination percentages represent the current outstanding notional par amount of subordinate bonds divided by the total outstanding notional par amount of all the bonds, excluding accreted interest on Payment-In-Kind bonds, in the CDO capital structures. Included in this total are subordinate bonds that may have been downgraded as a result of significant credit deterioration, but which remain outstanding as they continue to have a legal claim to the underlying collateral for any unpaid interest or principal until such collateral pays down or is liquidated in total. Additionally, if certain triggering events occur as a result of credit deterioration of the underlying collateral, cash flows from the underlying collateral are often diverted from the subordinate bonds to the senior bonds referred in the above transactions. As a result, current subordination levels may be higher than original subordination levels for any such transactions including those that have experienced significant credit deterioration. As such, Ambac believes that current subordination levels should be viewed in conjunction with Ambac’s current rating in the table below to assess credit quality of the above transactions.
(5)	Original subordination means, with respect to each CDO of ABS, the total subordination below Ambac as of the related issuance date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Year Insured	Net Par Outstanding ($ in millions)	AAA	AA	A	BBB	BIG
CDO of ABS:
2005	$5,531	3%	11%	9%	6%	71%
2006	8,439	1%	6%	5%	6%	81%
2007	2,508	1%	1%	2%	1%	95%

	16,478
CDO of CDO:
2005	65	0%	0%	0%	0%	100%

	65

	$16,543

(1)	The ratings set forth above are as of March 31, 2010, and may be changed at any time by the rating agencies. Ambac undertakes no obligation to update such ratings.
(2)	Generally, the ratings buckets for the underlying collateral comprising Ambac’s ABS CDOs were based on the lower of the publicly available ratings from Moody’s Investors Service and Standard and Poor’s available as of the date specified above. If no publicly available rating was available from either Moody’s or S&P, the lowest of the ratings set forth in the latest trustee report for the related quarter was used.
(3)	Percentages may not total 100% due to rounding and deminimis amounts of subprime collateral not rated by the Ratings Agencies.

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

Results of Operations

The financial results beginning in 2007 and continuing in 2010 have been impacted directly and indirectly by exposure to residential mortgages and other financial market disruption-related losses. Ambac has experienced significant losses within its financial guarantee business (both insurance policies and credit derivatives transactions) which, beginning 2008, led to rating downgrades of Ambac Assurance by the independent rating agencies. These rating downgrades have contributed to Ambac’s inability to generate meaningful amounts of new financial guarantee business beginning in late 2007. Also as a result of these downgrades, most of Ambac’s financial services counterparties exercised their contractual rights to either terminate contracts and/or obtain additional collateral from Ambac. Terminations of many interest rate, currency and total return swaps have also resulted in losses to Ambac. The required increase in collateral provided by Ambac caused a rebalancing of the investment portfolio, mostly through transactions between the investment agreement business and

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

Ambac’s diluted loss was ($690.1) million, or ($2.39) per share, and ($392.2) million, or ($1.36) per diluted share, for the three months ended March 31, 2010 and 2009, respectively. The first quarter 2010 financial results compared to 2009 were negatively effected by (i) a new consolidation accounting standard resulting in a non-recurring pre-tax loss of $492.7 million; and (ii) a negative change in the fair value of credit derivatives; partially offset by lower other-than-temporary impairment losses; (ii) lower loss and loss expenses incurred; and (iii) a lower provision for income taxes.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three months ended March 31, 2010 and 2009 and its financial condition as of March 31, 2010 and December 31, 2009. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

Financial Guarantee:

Effective January 1, 2010, Ambac adopted ASU 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets” and ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” Among other things, ASU 2009-17 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. ASU 2009-17 identifies the primary beneficiary of a VIE as the enterprise that has both the following characteristics: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 3 of the Consolidated Financial Statements in this Form 10Q for further discussion of the cumulative effect of adopting the standard. With the implementation of ASU 2009-16 and ASU 2009-17, amounts reported in 2010 are not comparable to amounts that were reported in 2009 for the significant majority of the Financial Guarantee Segment, including, net premiums earned, net investment income, losses incurred and underwriting and operating expenses.

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

As discussed in Note 1 to the Consolidated Unaudited Financial Statements in Item 1 of this Form 10-Q, Ambac Assurance has entered into a non-binding Proposed Settlement with respect to certain CDO-related obligations on March 24, 2010. There were no commutations, terminations or any settlements recorded on the Statements of Operations for the three months ended March 31, 2010 and 2009.

Net Premiums Earned. Net premiums earned for the three months ended March 31, 2010 were $125.2 million, a decrease of $71.6 million, or 36%, from $196.8 million for the three months ended March 31, 2009. Net premiums earned include accelerated premiums, which result from refunding,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and thus premium revenue recognition has not been accelerated. Normal net premiums earned for the three months ended March 30, 2010 has been negatively impacted by (i) no new business in 2009 and 2010; (ii) the adoption of ASU 2009-17; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2009. As a result of the adoption of the new consolidations standard and the resulting consolidation of certain VIEs, $17.7 million of net premiums earned were not recognized in net premiums earned for the three months ended March 31, 2010; rather, the total income statement results of such VIEs were recorded in income (loss) on variable interest entities. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Public Finance	$45.2	$49.5
Structured Finance	40.6	64.1
International Finance	27.3	42.2

Total normal premiums earned	113.1	155.8
Accelerated earnings	12.1	41.0

Total net premiums earned	$125.2	$196.8

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Public Finance	$11.0	$35.5
Structured Finance	(0.5)	4.7
International Finance	1.6	0.8

Total net premiums earned	$12.1	$41.0

Net Investment Income. Net investment income for the three months ended March 31, 2010 was $117.6 million, an increase of 17% from $100.9 million in the three months ended March 31, 2009. The comparatively lower invested asset base in 2010 was offset by a higher average yield on the portfolio. The lower invested asset base was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions, RMBS claim payments and to provide loans to the financial services businesses, partially offset by $100 million from the issuance of Ambac Assurance preferred stock in January 2009, and cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. Compared to 2009, the average portfolio mix has shifted away from tax-exempt municipals toward taxable securities, primarily floating rate RMBS securities purchased from the investment agreement business, Ambac insured securities purchased in the open market and corporate bonds. The average yield in 2010 was higher primarily as a result of accretion of bond discounts on Ambac insured securities and RMBS securities previously written-down to fair

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

value in connection with earlier period other-than-temporary impairments. Floating rate taxable and short-term securities in the portfolio have been adversely impacted in 2010 by the low interest rate environment. Please see “Liquidity and Capital Resources” for more information.

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

Charges for other-than-temporary impairment losses were $31.3 million for the three months ended March 31, 2010, a decrease of 96% from $744.7 million for the three months ended March 31, 2009. Other-than-temporary impairments for 2010 reflect charges to write-down student loan securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1 to the Notes to the Consolidated Unaudited Financial Statements located in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses of $18.0 million for the three months ended March 31, 2010. Except for Ambac insured securities, all securities that contain expected credit losses have been identified for sale by management. Accordingly, other-than-temporary impairment charges included in earnings represent the amount to write-down the amortized cost of such securities to fair value. Other-than-temporary impairments for 2009 primarily reflect charges to write-down the amortized cost basis of residential mortgage-backed securities that were believed to be credit impaired to fair value. Other than temporary losses on RMBS investments relate to assets purchased from the financial services business in the fourth quarter of 2008, to provide the investment agreement business with liquidity requirements for collateral and terminating its agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Investment (Losses)/Gains. The following table provides a breakdown of net realized gains (losses) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Net gains on securities sold or called	$54.1	$(0.8)
Foreign exchange gains (losses)	1.0	(0.8)

Total net realized gains (losses)	$55.1	$(1.6)

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was ($167.1) million for the three months ended March 31, 2010, compared to $1,545.9 million in the three months ended March 31, 2009. The net loss on change in fair value of credit derivatives of $167.1 million for the three months ended March 31, 2010 was primarily due to the recognition of losses related to observable market value movements during the quarter of $415.9 million related to transactions included in the Proposed Settlement (as further described in Note 1 of the Unaudited Consolidated Financial Statements in this Form 10-Q), partially offset by increases in reference obligation pricing in asset classes other than CDO of ABS. The net gain on change in fair value of credit derivatives of $1,545.9 million for the three months ended March 31, 2009 was primarily the result of the effect of significant widening of Ambac Assurance credit default swap spreads which caused a $4,489.4 million benefit during the period, partially offset by declining market value on underlying reference obligations and internal ratings downgrades on CDO of ABS transactions.

Realized gains and other settlements on credit derivative contracts were $9.9 million for the three months ended March 31, 2010, compared to $6.6 million for the three months ended March 31, 2009. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements paid and payable where a formal notification of shortfall has occurred. Net realized gains for the three months ended March 31, 2010 included $9.7 million of fees earned. The realized gains for the three months ended March 31, 2009 were primarily due to fees earned of $13.2 million, partially offset by losses and settlements paid of $6.5 million. See Note 11 to the Consolidated Unaudited Financial Statements for a further description of Ambac’s methodology for determining the fair value of credit derivatives.

Unrealized gains (losses) on credit derivative contracts were ($177.0) million in the three months ended March 31, 2010, compared to $1,539.3 million in the three months ended March 31, 2009. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of realized losses in connection with CDO of ABS exposure loss and settlement payments of $0.1 million and $6.5 million in the three months ended March 31, 2010 and 2009, respectively.

As with financial guarantee insurance policies, which are excluded from fair value accounting under the derivative accounting guidance literature, Ambac performs ongoing surveillance of credit derivatives. Similar to financial guarantee insurance policies, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. Differences between the credit derivative liability at fair value as reported and the estimated credit impairment value arise primarily from the use of different discount rates under the two measures and potential differences in assumptions about future cash flows by management versus other market participants. Credit impairment values are estimated using a discount rate of 5.1% (as

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

prescribed by OCI) while fair value amounts incorporate credit spreads of both the reference obligation and of Ambac. For credit derivative exposures included on management’s adversely classified list as of March 31, 2010, the loss from the change in fair value of credit derivatives for the three months ended March 31, 2010 was $397.3 million. For these same credits, the increases to the estimated credit impairment for the three months ended March 31, 2010 were $372.1 million. The increased credit impairment was primarily driven by further deterioration of the underlying collateral. These amounts are related primarily to credit derivatives on certain CDO of ABS that contain significant RMBS exposures. The net credit derivative liability included in the Consolidated Balance Sheets for these credit derivative transactions is $2,797.3 million as of March 31, 2010. Estimated credit impairments on these transactions of $4,580.6 million as of March 31, 2010 represents management’s expectation of claim payments on these exposures that Ambac will have to make in the future.

Other Income. Other income for the three months ended March 31, 2010 was ($55.9) million, compared to $1.7 million for the three months ended March 31, 2009, respectively. Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, reinsurance settlement gains (losses). Other income for the three months ended March 31, 2010 primarily resulted from the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a loss of approximately $53 million.

(Loss) income on variable interest entities. (Loss) income on variable interest entity activities for the three months ended March 31, 2010 was ($492.7) million. Included within (loss) income on variable interest entities are income statement amounts relating to VIEs consolidated under the applicable consolidation accounting standards. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs) as compared to 1 VIE included in first quarter 2009 results, and accordingly amounts reported in 2010 are not comparable to amounts that were reported in 2009. Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer has the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs for the three months ended March 31, 2010 was $495.1 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance at March 31, 2010 greater than the aggregate net liabilities of the VIEs which were carried at fair value. Refer to Note 3 of the Consolidated Unaudited Financial Statements included in Part 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE as of the reporting date. Losses and loss expenses for the three months ended March 31, 2010 were $89.2 million, compared to $739.8 million for the three months ended March 31, 2009, respectively. Losses for the three months ended March 31, 2010 were caused by deterioration in certain student loans and other asset backed transactions. RMBS incurred losses were $235.0 million for second lien transactions, offset by $276.6 million for first lien transactions. As a result of the adoption of the new consolidations standard and the resulting consolidation of certain RMBS VIEs, $114.6 million of additional expected losses were not recognized in losses incurred in the three months ended March 31, 2010; rather, the total income statement results of such VIEs were recorded in (loss) income on variable interest entities. As a result of the Rehabilitation of the Segregated Account of Ambac Assurance, Ambac deconsolidated all VIE beneficiaries of all policies allocated to the Segregated Account (including all RMBS VIEs) and, accordingly, all future charges to expected losses for such policies will be included in losses and loss expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2010 and the year-ended December 31, 2009:

(Dollars in millions)	Three Months Ended March 31, 2010
Loss reserves at December 31, 2009, net of Subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves	3,273.5
Provision for losses and loss expenses	89.1
Losses paid	(224.8)
Recoveries of losses paid from reinsurers	1.9
Other recoveries, net of reinsurance	14.6
Deconsolidation of certain VIEs(2)	546.7

Ending balance of net loss reserves	$3,701.0

(1)	Refer to Note 3 of this Consolidated Unaudited Financial Statements for discussion of the new accounting standard.
(2)	As a result of the establishment of the Segregated Account and Rehabilitation Proceedings with respect to the Segregated Account, Ambac no longer has the unilateral power to direct the activities of policies allocated to the Segregated Account. Accordingly, Ambac deconsolidated affected VIEs.

The losses and loss expense reserves as of March 31, 2010 and December 31, 2009 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,069.2 million and $2,026.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Consolidated Unaudited Financial Statements for further background information on the change in estimated recoveries.

The following tables provide details of net losses paid, net of recoveries received for the three months ended March 31, 2010 and 2009:

(Dollars in millions)	Three Months Ended March 31, 2010(1)	Three Months Ended March 31, 2009
Net losses paid / (recovered):
Public Finance	$3.5	$0.3
Structured Finance	180.4	312.0
International Finance	24.4	—

Total	$208.3	$312.3

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator, $130.1 million of claims were presented and not paid in the three months ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2010, expected future presented claim payments (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,449.6 million. Related future expected payments are $1,045.9 million, ($153.7) million, ($438.4) million, (961.5) million and $240.2 million for 2010, 2011, 2012, 2013, and 2014, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totalling $2,190.2 million ($922.7 million and $1,267.5 million in 2011 and 2013, respectively).

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Consolidated Unaudited Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three months ended March 31, 2010 were $50.5 million, a decrease of 10.8% from $56.6 million for the three months ended March 31, 2009. The decrease in underwriting and operating expenses were lower primarily due to lower compensation expenses and premium taxes, partially offset by higher consulting and legal fees. Underwriting and operating expenses consist of gross underwriting and operating expenses, less the deferral to future periods of expenses and reinsurance commissions related to the acquisition of new insurance contracts, plus the amortization of previously deferred expenses and net reinsurance commissions received.

Financial Services:

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

Revenues. The following table provides a breakdown of Financial Services revenues for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Investment income	$9.2	$20.9
Derivative products	(58.2)	(14.2)
Other-than-temporary impairment losses	—	(85.5)
Net realized investment (losses) gains	1.4	116.6
Net change in fair value of total return swaps	—	(10.4)
Net mark-to-market gains (losses) on non-trading derivative contracts	(2.7)	0.2

Total Financial Services revenue	($50.3)	$27.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investment Income. The decrease in investment income for the three months ended March 31, 2010 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly, primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $2.0 billion at March 31, 2009 to $1.2 billion at March 31, 2010.

Derivative Products. The increased losses in derivative product revenues for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 resulted primarily from termination fees related to interest rate and currency swaps. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The results for the three months ended March 31, 2010 also include a fair value adjustment to reflect estimated swap replacement costs in the current market for swaps that remain in the portfolio. Losses arising from the excess of termination fees over mid-market swap values, including fair value adjustments on swaps remaining in the portfolio at March 31, 2010, totaled $40.7 million. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future. Furthermore, derivative product revenues were adversely impacted by falling interest rates, as Ambac’s financial services subsidiaries retained positive mark-to-market sensitivity to interest rate increases in the interest rate derivative portfolio and wrote offsetting intercompany interest rate swaps as a hedge against the floating rate exposure in the Financial Guarantee segment. This additional interest rate sensitivity resulted in losses of $14.6 million to derivative product results for the three months ended March 31, 2010.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $0 million for the three months ended March 31, 2010, compared to $85.5 million for the three months ended March 31, 2009. Losses in 2009 are the result of expected credit losses on Alt-A residential mortgage backed securities held in the investment agreement investment portfolio.

Net Realized Investment Gains. The following table details amounts included in net realized investment gains for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
(Dollars in Millions)	2010	2009
Net gains on securities sold or called	$1.4	$13.7
Net gains on termination of investment agreements	—	102.8
Foreign exchange gains on investment agreements	—	—

Total net realized gains	$1.4	$116.5

Net Change in Fair Value of Total Return Swap Contracts. Prices on bonds underlying the total return swaps declined during the three months ended March 31, 2009, resulting in mark-to-market losses in this portfolio. During 2009, Ambac terminated all remaining total return swaps.

Expenses. Expenses for the three months ended March 31, 2010 were $9.1 million, down 46% from $16.7 million in the three months ended March 31, 2009. Included in the above are interest expenses related to investment and payment agreements of $5.4 million and $12.8 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was primarily related to lower rates on a smaller volume of floating rate investment agreements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate and Other:

Other Income. Other income for the three months ended March 31, 2010 and 2009 was $0.3 million and $0.2 million, respectively. Included with other income are (i) investment income from corporate investments, and (ii) RangeMark investment advisory, consulting and research services.

Interest Expense. Interest expense for the three months ended March 31, 2010 and 2009 was $30.2 million and $29.8 million, respectively.

Corporate Expense. Corporate expense for the three months ended March 31, 2010 and 2009 was $11.9 million and $4.0 million, respectively, an increase of 197.1%. The increase is due to higher legal expenses, the inclusion of RangeMark operating expenses of $6.7 million for the three months ended March 31, 2010, and a goodwill impairment of $4.0 million relating to Ambac’s investment in Rangemark.

Provision for Income Taxes. Income taxes for the three months ended March 31, 2010 and 2009 were at an effective rate of (0.0%) and 240.3%, respectively. The increase in the effective tax rates for 2009 relates predominantly to the set up of a full deferred tax valuation allowance against ordinary losses. See Critical Accounting Estimates – Valuation Allowance on Deferred Tax Assets for further information.

Ambac Assurance Statutory Basis Results. Ambac Assurance’s statutory financial statements are prepared on the basis of accounting practices prescribed or permitted by the OCI. OCI recognizes only statutory accounting practices prescribed or permitted by the State of Wisconsin for determining and reporting the financial condition and results of operations of an insurance company for determining its solvency under Wisconsin Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures manual (“NAIC SAP”) has been adopted as a component of prescribed practices by the State of Wisconsin.

As noted above in the “Recent Developments” section of Note 1 to the Unaudited Consolidated Financial Statements, on March 24, 2010, Ambac Assurance acquiesced to the request of OCI to establish a Segregated Account. Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance and accordingly is subject to all of the filing and statutory reporting requirements of Wisconsin domiciled insurers. The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The total assets, total liabilities, and total surplus of the Segregated Account are reported as discrete components of Ambac Assurance’s assets, liabilities, and surplus reported in Ambac Assurance’s statutory basis financial statements.

At March 31, 2010, Ambac Assurance reported statutory capital and surplus of $160.1 million and contingency reserves of $349.9 million. Ambac Assurance’s statutory net loss at March 31, 2010 of $821.9 million was caused primarily by: (i) estimated impairment losses on credit derivatives; and (ii) statutory loss and loss expenses incurred on second-lien and Alt-A RMBS mortgage-backed insurance policies.

2010 Statutory surplus is sensitive to: (i) further credit deterioration on the directly insured or credit derivative portfolios, (ii) first time payment defaults of insured obligations, which increases loss reserves, (iii) commutations of credit derivative contracts at amounts that differ from impairment losses recorded (such as the non-binding Proposed Settlement with certain counterparties as discussed in Note 1 to the Consolidated Unaudited Financial Statements included in Item 1 of this Form 10-Q), (iv) reinsurance contract terminations at amounts that differ from net assets recorded, (v) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vi) settlements of representation and warranty breach claims at amounts that differ for amounts recorded, and (vii) defaults by reinsurers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The significant differences from U.S. GAAP are that under SAP:

•

Loss reserves are only established for losses on guaranteed obligations that have already defaulted in an amount that is sufficient to cover the present value of the anticipated defaulted debt service payments over the expected period of default, less estimated recoveries under subrogation rights (currently discounted at 5.10% as prescribed by OCI). Under U.S. GAAP, in addition to the establishment of loss reserves for defaulted obligations, loss reserves are established (net of U.S GAAP basis unearned premium reserves) for obligations that have experienced credit deterioration, but have not yet defaulted using a risk-free discount rate.

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

•

Wholly owned subsidiaries are not consolidated; rather, the equity basis of accounting is utilized and the carrying values of these investments are subject to an admissibility test and permitted accounting practices. When Ambac Assurance’s share of the subsidiaries’ losses exceeds the related carrying amounts of the wholly owned subsidiary, Ambac Assurance discontinues applying the equity method and the investment is reduced to zero. For those subsidiaries that have insufficient claims paying resources and the obligations are guaranteed by Ambac Assurance, Ambac Assurance records an estimated impairment loss for probable losses which are in excess of the subsidiaries’ claims paying resources. As a result of significant losses from Ambac Credit Product’s credit derivative portfolio, Ambac Assurance has established such a liability. Under U.S. GAAP, credit derivatives are recorded at fair value, which is impacted by market valuations of the CDO exposures and includes the effect of Ambac Assurance’s own credit default swap spreads in the measurement. This mark-to-market valuation often differs significantly from the statutory measure of impairment discussed above.

•

Variable interest entities (VIE) are not required to be assessed for consolidation. Under U.S. GAAP, a reporting entity that has both the following characteristics is required to consolidate the VIE: a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance; and b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. With regard to issuance of a financial guarantee insurance policy, Ambac generally has the obligation to absorb losses of VIEs that could potentially be significant to the VIE as the result of its guarantee of insured obligations issued by VIEs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Upfront premiums written are earned on a basis proportionate to the remaining scheduled debt service to the original total principal and interest insured. Installment premiums are reflected in income pro rata over the period covered by the premium payment. Under U.S. GAAP, premium revenues for both upfront and installment premiums are earned over the life of the financial guarantee contract in proportion to the insured principal amount outstanding at each reporting date.

•	Costs related to the acquisition of new business are expensed as incurred, whereas under U.S. GAAP, the related costs are expensed over the periods in which the related premiums are earned; and

•

Deferred tax assets are reduced by a statutory valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized; any remaining net deferred tax asset is then subject to an admissibility test; whereas US GAAP only requires a valuation allowance if it is more likely than not that the deferred tax asset will not be realized.

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

As a result of the events described in Note 1 of the Notes to Consolidated Unaudited Financial Statements of this Form 10-Q, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Based on the holdings of cash and short term investments of $107.3 million as of March 31, 2010, management believes that Ambac will have sufficient liquidity to satisfy its needs through the second quarter of 2011, but no guarantee can be given that Ambac will be able to pay all of its operating expenses and debt service obligations including maturing debt obligations in the amount of $142.5 million in August 2011. Ambac’s principal uses of liquidity are for the payment of principal and interest on its debt, its operating expenses, and capital investments in, and loans to, its subsidiaries. Operating expenses include legal and other professional fees; trust and stock transfer/listing fees; compensation costs, etc. Total operating expenses for the three months ended March 31, 2010 equaled $7.9 million. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional liquidity strain. While the Company does not believe the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, the occurrence of an event of default with respect to Ambac’s debt could result in the acceleration of principal of such debt in the amount of $1,642.5 million. Ambac may consider, among other things, a negotiated restructuring of its outstanding debt through a prepackaged bankruptcy proceeding or may seek bankruptcy protection without agreement concerning a plan of reorganization with major creditor groups. No assurance can be given that the Company will be successful in executing any or all of these strategies.

Ambac did not pay any dividends on its common stock in the three months ended March 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments (including payments anticipated being made in connection with the Proposed Settlement agreement with respect to certain CDO-related obligations) on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and tax refunds. In 2010, Ambac Assurance received $443.9 million from tax refunds under the Worker, Homeownership and Business Assistance Act of 2009. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and additional loans to affiliates. As a result of the Rehabilitation Proceding with respect to the Segregated Account, claim payments on policies allocated to the Segregated Account are not expected to be paid until the Segregated Account Rehabilitation Plan is approved, which is not expected to be prior to September 24, 2010.

Ambac Assurance elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to January 15, 2010.

An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. During the three months ended March 31, 2010, $8.9 million was drawn on this liquidity facility; at March 31, 2010 the undrawn balance of the liquidity facility was $351.1 million.

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

Ambac’s aggregate financial guarantee exposure to termination payments related to leveraged lease transactions that contain Ambac rating downgrade triggering events at March 31, 2010 is $1.0 billion. Ambac’s financial guarantee exposure to these termination payments, net of defeasance collateral is $868 million, at March 31, 2010. As a result of Ambac’s credit rating downgrades, eleven lessees in these transactions are currently required to replace Ambac as financial enhancement provider. There are three additional lessees that would be required to replace Ambac as financial guarantee provider in certain circumstances. In one case, Ambac’s replacement would be required upon the withdrawal of the guarantee of the lessee’s municipal owner, in another case, Ambac’s replacement would be required upon the rating downgrades of the second guarantor below a certain rating and in the third case Ambac’s replacement would be required if the lessee withdrew its collateral.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and payment agreement obligations; payments on intercompany loans; payments under interest rate and currency swaps, including collateral posting; and operating expenses. Management believes that its Financial Services short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from interest rate and currency swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of March 31, 2010, $0.7 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.1 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $1,101.8 million in connection with its outstanding investment agreements, including accrued interest, at March 31, 2010.

The investment agreement business executed a range of interest rate and cross-currency swaps to reduce the market risk on investment agreements with Ambac’s derivatives subsidiary, Ambac Financial Services, LLC (“Ambac Financial Services”). In addition, Ambac Financial Services provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, Ambac Financial Services is required to post collateral to a swap dealer to cover unrealized losses. In addition, Ambac Financial Services is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. The downgrades of Ambac Assurance in 2009 triggered additional termination events which in some cases have resulted in additional collateral requirements and/or termination payments on Ambac’s Financial Services products. All Ambac Financial Services derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If terminations were to occur, it would generally result in a return of collateral to Ambac Financial Services in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac Financial Services will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac Financial Services to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral posted by Ambac Financial Services totaled $129.8 million, including independent amounts, under these contracts at March 31, 2010.

Additionally, Ambac Financial Services hedges part of its interest rate risk with financial futures contracts. This requires it to post margin with its futures clearing merchant. On March 31, 2010 this amount was $1.6 million.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products was not required to post collateral under any of its contracts. However, in connection with a negotiated amendment of one credit derivative in July 2009, Ambac has posted $90 million of collateral to the counterparty.

Balance Sheet. Total assets increased by approximately $16.9 billion, driven by the consolidation of additional variable interest entities ($17.3 billion), and an increase in investment securities. The increase in investment securities is primarily driven by a the tax refund received ($0.4 million) in February, as well as purchases of short term investments that did not settle until the second quarter of 2010, which is included in payables for securities purchased ($0.4 million). As of March 31, 2010, stockholders’ deficit was $1.48 billion, as compared to $1.63 billion deficit at December 31, 2009. This change was primarily caused by improvements in fair value of investment securities during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
(Dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$2,911.4	$2,991.1	$3,103.8	$3,205.5
Corporate obligations	883.3	881.2	859.8	841.2
Foreign obligations	117.1	122.5	158.5	167.7
U.S. government obligations	265.6	270.9	230.6	233.4
U.S. agency obligations	85.5	91.1	68.7	73.5
Residential mortgage-backed securities	1,384.8	1,517.1	1,644.5	1,738.8
Collateralized debt obligations	43.2	29.3	79.1	56.4
Other asset-backed securities	1,165.4	1,105.9	1,460.4	1,256.0
Short-term	2,602.6	2,602.6	962.0	962.0
Other	1.3	1.3	1.3	1.3

	9,460.2	9,613.0	8,568.8	8,535.8

Fixed income securities pledged as collateral:
U.S. government obligations	87.4	87.7	122.2	123.1
U.S. agency obligations	—	—	16.8	17.4
Residential mortgage-backed securities	15.0	15.7	25.4	26.9

	102.4	103.4	164.4	167.4

Total	$9,562.6	$9,716.4	$8,733.2	$8,703.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at March 31, 2010 and December 31, 2009 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
March 31, 2010:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$502.6	$226.9	$—	$729.5
U.S. Government Sponsored Enterprise Mortgages	148.8	350.9	—	499.7
RMBS – Second Lien	202.5	—	—	202.5
RMBS – First Lien – Sub Prime	71.1	—	—	71.1
RMBS – First Lien – Prime	16.5	—	—	16.5
Government National Mortgage Association	4.7	8.8	—	13.5

Total residential mortgage-backed securities	946.2	586.6	—	1,532.8

Other asset-backed securities
Military Housing	380.5	—	—	380.5
Credit Cards	—	294.5	—	294.5
Student Loans	67.3	96.9	—	164.2
Structured Insurance	119.5	—	—	119.5
Auto	—	52.9	—	52.9
Other	94.3	—	—	94.3

Total other asset-backed securities	661.6	444.3	—	1,105.9

Total	$1,607.8	$1,030.9	$—	$2,638.7

December 31, 2009
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$701.8	$214.9	$—	$916.7
U.S. Government Sponsored Enterprise Mortgages	157.3	379.8	—	537.1
RMBS – Second Lien	200.6	—	—	200.6
RMBS – First Lien – Sub Prime	47.2	—	—	47.2
RMBS – First Lien – Prime	17.3	—	—	17.3
Government National Mortgage Association	4.9	41.9	—	46.8

Total residential mortgage-backed securities	1,129.1	636.6	—	1,765.7

Other asset-backed securities
Military Housing	362.9	—	—	362.9
Student Loans	178.6	100.1	—	278.7
Credit Cards	62.0	277.6	—	339.6
Structured Insurance	126.0	—	—	126.0
Auto	—	47.0	—	47.0
Aircraft securitizations	5.2	—	—	5.2
Other	96.6	—	—	96.6

Total other asset-backed securities	831.3	424.7	—	1,256.0

Total	$1,960.4	$1,061.3	$—	$3,021.7

The weighted average rating of the mortgage and asset-backed securities is BBB+, as of March 31, 2010 and December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at March 31, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
2003 and prior	$—	$1.0	$—	$2.6	$3.6
2004	26.8	4.1	—	1.8	32.7
2005	211.9	39.7	8.2	3.1	262.9
2006	203.5	113.3	—	48.3	365.1
2007	287.3	44.4	—	15.3	347.0
2009	—	—	8.3	—	8.3

Total	$729.5	$202.5	$16.5	$71.1	$1,019.6

The following table summarizes, for all securities in an unrealized loss position as of March 31, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	March 31, 2010		December 31, 2009
(Dollars in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$19.9	$0.5	$118.8	$4.1
7 – 12 months	6.8	1.9	—	—
Greater than 12 months	93.0	8.7	90.8	11.3

	119.7	11.1	209.6	15.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	110.3	1.2	182.1	9.0
7 – 12 months	41.7	5.7	—	—
Greater than 12 months	169.5	22.6	188.7	28.6

	321.5	29.5	370.8	37.6

Foreign obligations in continuous unrealized loss for:
0 – 6 months	—	—	21.0	0.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	5.0	0.7

	—	—	26.0	1.2

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	29.8	1.0	68.1	1.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	29.8	1.0	68.1	1.5

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	5.9	0.1	4.3	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	5.9	0.1	4.3	0.1

Residential mortgage-backed securities in continuous unrealized loss for:

0 – 6 months	61.7	8.6	204.6	13.6
7 – 12 months	3.6	0.2	15.8	2.8
Greater than 12 months	130.8	63.8	129.0	79.7

	196.1	72.6	349.4	96.1

Collateralized debt obligation securities in continuous unrealized loss for:

0 – 6 months	—	—	—	—
7 – 12 months	5.1	2.7	4.5	3.7
Greater than 12 months	24.1	11.3	51.9	19.0

	29.2	14.0	56.4	22.7

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	63.9	6.9	272.9	30.1
7 – 12 months	23.1	16.0	107.5	12.9
Greater than 12 months	654.7	43.2	735.2	162.6

	741.7	66.1	1,115.6	205.6

Totals	$1,443.9	$194.4	$2,200.2	$380.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at March 31, 2010 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $1,443.9 million that were in a gross unrealized loss position at March 31, 2010, below investment grade securities and non-rated securities had a fair value of $107.9 million and unrealized loss of $16.5 million, which represented 7.5% of the total fair value, and 8.5% of the unrealized loss as shown in the table above. Of the $2,200.2 million that were in a gross unrealized loss position at December 31, 2009, below investment grade securities and non-rated securities had a fair value of $114.4 million and an unrealized loss of $35.0 million, which represented 5.2% of the total fair value and 9.2% of the unrealized loss as shown in the above table. Credit spreads in asset-backed securities, especially mortgage-backed securities, have seen significant widening that started in the second half of 2007 as investor concern over the U.S. housing market has increased.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2010 and 2009, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the three months ended March 31, 2010, other-than-temporary writedowns in the Financial Services and Financial Guarantee segments were $0 million and $31.3 million, respectively. These impairments were partly related to student loan securities that management intends to sell as of March 31, 2010. Other-than-temporary impairment charges to earnings in the three months ended March 31, 2010 also included $18.0 million in credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1 to the Consolidated Unaudited Financial Statements in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of March 31, 2010. Effective April 1, 2009, new accounting standards were effective under which, assuming management’s ability and intent to hold a credit impaired security, the other-than-temporary impairment charge through earnings would be only for the amount of the credit impairment as calculated under the standard. Except for Ambac insured securities, all residential mortgage backed securities that management believes are credit impaired have also been identified for sale as of March 31, 2010. For the three months ended March 31, 2009 other-than-temporary impairment charges in the Financial Services and Financial Guarantee segments included $85.5 million and $744.7 million, respectively, primarily related to Alt-A residential mortgage backed securities, which management believes have experienced some credit impairment. Management has determined that it has the ability to hold all securities that are in an unrealized loss position at March 31, 2010 and March 31, 2009. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at March 31, 2010 and December 31, 2009:

Rating (1) :

	Financial Guarantee	Financial Services	Combined
March 31, 2010:
AAA	48%	70%	51%
AA	27	20	26
A	10	2	9
BBB	7	—	6
Below investment grade	8	8	8
Not Rated	<1	—	<1

	100%	100%	100%

December 31, 2009:
AAA	30%	70%	37%
AA	33	20	31
A	17	2	14
BBB	8	—	7
Below investment grade	12	8	11
Not Rated	<1	—	<1

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.
(2)	The increase in Financial Guarantee AAA rating is due to the purchase of short-term U.S government obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at March 31, 2010 and December 31, 2009:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
March 31, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$1,154.6	$83.0	$—	$—	$1,237.6	AA-
Ambac Assurance Corporation	55.4	4.6	768.7	1.2	829.9	BB+
Assured Guaranty Municipal Corporation	550.6	90.3	23.6	—	664.5	A+
Financial Guarantee Insurance Corporation	16.4	—	14.6	—	31.0	BBB
MBIA Insurance Corporation	—	18.1	6.1	—	24.2	BBB-
Assured Guaranty Corporation	—	—	16.2	—	16.2	D

Total	$1,777.0	$196.0	$829.2	$1.2	$2,803.4	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$56.4	$—	$—	$56.4	BBB
Assured Guaranty Corporation	—	—	27.9	—	27.9	B+

Total	$—	$56.4	$27.9	$—	$84.3	BB+

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

December 31, 2009
Financial Guarantee
National Public Finance Guarantee Corporation	$1,546.0	$24.7	$—	$—	$1,570.7	A+
Ambac Assurance Corporation	53.8	22.9	745.9	1.2	823.8	BB
Assured Guaranty Municipal Corporation	630.7	86.7	28.1	—	745.5	A+
MBIA Insurance Corporation	—	17.7	10.8	—	28.5	BBB-
Financial Guarantee Insurance Corporation	16.0	—	22.5	—	38.5	BBB+
Assured Guaranty Corporation	—	—	16.2	—	16.2	D

Total	$2,246.5	$152.0	$823.5	$1.2	$3,223.2	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$54.8	$—	$—	$54.8	BBB
Assured Guaranty Corporation	—	—	27.0	—	27.0	BB

Total	$—	$54.8	$27.0	$—	$81.8	BBB-

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody. If unavailable, Ambac’s internal rating is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows. Net cash provided by (used in) operating activities was $427.1 million and ($284.2) million during the three months ended March 31, 2010 and 2009, respectively. The cash provided by operating activities was primarily due to the Federal tax refund of $443.9 million received in the first quarter of 2010. Operating cash flows were positively impacted by the claim moratorium with respect to the rehabilitation of the Segregated Account ($130.1 millions of claims presented but net paid in the first quarter of 2010). The negative cash used in operating activities in 2009 was primarily due to high payments under derivative swap obligations, high loss payments on insurance policies and CDS contracts. Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash used in financing activities was ($30.8) million and ($866.6) million during the three months ended March 31, 2010 and 2009, respectively. Financing activities for the three months ended March 31, 2010 included repayments of investment and payment agreements of $31.1 million. Financing activities for the three months ended March 31, 2009 included repayments of investment and payment agreements of $985.8 million, partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million.

Net cash (used in) provided by investing activities was ($393.6) million and $1,150.8 million during the three months ended March 31, 2010 and 2009, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs.

Net cash provided by operating, investing and financing activities was $2.7 million and $0.1 million during the three months ended March 31, 2010 and 2009, respectively.

Special Purpose and Variable Interest Entities. Please refer to Note 3, “Application of the New Consolidation Accounting Standard on Special Purpose Entities, including Variable Interest” of the Unaudited Consolidated Financial Statements on this Form 10-Q for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements.

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $408.5 million from its reinsurers at March 31, 2010. The largest reinsurer accounted for 6.2% of gross par outstanding at March 31, 2010.

As of March 31, 2010, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $31,330 million. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at March 31, 2010 and its rating levels as of May 11, 2010:

Reinsurers	Standard & Poor’s		Moody’s		Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
	Rating	Outlook	Rating	Outlook
Assured Guaranty Re Ltd (1)	AA	Stable	A1	Negative outlook	81.69%	$—
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	9.00%	—
Assured Guaranty Corporation	AAA	Negative outlook	Aa3	Negative outlook	8.46%	22,047
Other					0.85%	5,598

Total					100.00%	$27,645

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate and currency swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.02 million and $0.02 million at March 31, 2010 and December 31, 2009, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.06 million at March 31, 2010 and December 31, 2009. respectively. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom (UKRPI). For a 1% change in UKRPI for all maturities Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.01 million at March 31, 2010 and December 31, 2009, respectively. Each of the amounts above are presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, UKRPI and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

The estimation of potential losses arising from adverse changes in market relationships, known as VaR, is a key element in management’s monitoring of basis risk for the municipal interest rate swap portfolio. Ambac has developed a VaR methodology to estimate potential losses using a one day time horizon and a 99% confidence level. This means that Ambac would expect to incur losses greater than that predicted by VaR estimates only once in every 100 trading days, or about 2.5 times a year. Ambac’s methodology estimates VaR using a 300-day historical “look back” period. This means that changes in market values are simulated using market inputs from the past 300 days. For the three months ended March 31, 2010 and the year ended December 31, 2009, Ambac’s VaR, for its interest rate swap portfolio averaged approximately $5.2 million and $4.5 million, respectively. Ambac’s VaR ranged from a high of $6.5 million to a low of $3.2 million in the three months ended March 31, 2010 and from a high of $6.5 million to a low of $2.2 million in the year ended December 31, 2009. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

The following table summarizes the net par exposure outstanding and net derivative liability balance related to credit derivatives as of March 31, 2010 by asset type:

($ in millions)	CDO of ABS	CLO	Other	Total
Net par outstanding	$16,543	$17,138	$8,528	$42,209
Net liability fair value	2,678	266	273	3,217

The following table summarizes the estimated change in fair values on the net balance of Ambac’s net credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at March 31, 2010:

Estimated Unrealized Gain/(Loss) ($ in millions)

Change in Underlying Spreads	CDO of ABS	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	$(1,105)	$(336)	$(186)	$(1,627)	$(4,844)
250 basis point widening	(552)	(162)	(91)	(805)	(4,022)
50 basis point widening	(110)	(22)	(16)	(148)	(3,365)
Base scenario	—	—	—	—	(3,217)
50 basis point narrowing	111	48	22	181	(3,036)
250 basis point narrowing	552	170	89	811	(2,406)
500 basis point narrowing	1,097	216	143	1,456	(1,761)

Also included in the fair value of credit derivative liabilities is the effect of current Ambac credit default swap spreads, which reflect market perception of Ambac’s ability to meet its obligations. Refer to Note 11 to the Consolidated Unaudited Financial Statements Part 1, Item 1 of this Form 10-Q for discussion of Ambac’s fair value measurements for credit derivatives incorporating Ambac spreads into the determination of fair value. This has resulted in a $12.3 billion reduction to the credit derivatives liability as of March 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following table summarizes the estimated change in fair values on the net balance of Ambac’s structured credit derivative positions assuming immediate parallel shifts in Ambac Assurance’s credit spread at March 31, 2010:

Estimated Unrealized Gain/(Loss) ($ in millions)

Change in Ambac Assurance credit spreads	CDO of ABS	CLO	Other	Total	Total Estimated Unrealized Gain (Loss)
5000 basis point widening	$598	$100	$101	$799	$(2,418)
2000 basis point widening	319	56	53	428	(2,789)
1000 basis point widening	179	37	14	230	(2,987)
Base scenario	—	—	—	—	(3,217)
1000 basis point narrowing	(240)	(16)	(57)	(313)	(3,530)
2000 basis point narrowing	(580)	(51)	(73)	(704)	(3,921)
5000 basis point narrowing	(3,853)	(237)	(317)	(4,407)	(7,624)

The impact of changes in both reference obligation spreads and Ambac spreads will vary based upon the volume and tenor of the transactions and other market conditions at the time these fair values are determined. In addition, since each credit derivative transaction has unique collateral and structure terms, the underlying change in fair value of each transaction may vary considerably and may be impacted differently in the current market environment. For example, we have generally observed the greatest volatility and lowest prices (widest spreads) for CDO of ABS transactions, which are collateralized primarily with sub-prime RMBS securities. Beginning in 2007 and continuing in 2010, the independent rating agencies downgraded mortgage-backed and CDO of ABS securities, and, to a lesser degree, other structured securities including many of the securities underlying our credit derivatives. General market value indications on structured securities and quoted prices on many of the reference obligations of our credit derivatives have shown some signs of stability but remain subject to significant volatility. We expect price volatility to continue until uncertainty regarding the mortgage-backed securities and credit markets in general is reduced.

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 1500 basis points over LIBOR as of March 31, 2010. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at March 31, 2010, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $0.8 billion. Future performance of the mortgages underlying these securities, as well as U.S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

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

(b)	Changes in Internal Controls Over Financial Reporting. There were no changes in Ambac’s internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Ambac and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery will commence on May 10, 2010, with dispositive motions due by December 2, 2011. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, and one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the

PART II – OTHER INFORMATION

Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and the Court has scheduled oral argument on the motion to dismiss for June 1, 2010.

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

PART II – OTHER INFORMATION

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

Ambac Assurance has been named in a lawsuit filed by the administrator of certain pooled loan programs involving health care institutions. Ambac Assurance insured bonds which financed the pooled loan programs. The administrator claims that Ambac Assurance breached a contractual obligation to pay certain fees to the administrator. Ambac Assurance’s motion to dismiss the complaint was granted on March 15, 2010. The plaintiff has filed a notice of appeal.

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

PART II – OTHER INFORMATION

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

Ambac Assurance has been named in lawsuits filed by certain policyholders seeking to enjoin Ambac Assurance from entering into the Proposed Settlement Agreement discussed above in Ambac’s “Recent Developments” section contained in this Report and to request the rehabilitation court to remove from the Segregated Account certain policies and return these policies to the general account of Ambac Assurance. For more details on these lawsuits, please see above the “Recent Developments” section contained in this Report.

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

PART II – OTHER INFORMATION

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims raised in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

PART II – OTHER INFORMATION

Item 1A – Risk Factors

Ambac has updated the following risk factors previously disclosed in its Form 10-K for the year ended December 31, 2009. These risk factors should be read together with the risk factors included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2009. References in the risk factors to “Ambac” are to Ambac Financial Group, Inc. References to “we,” “our” and “us” are to Ambac, Ambac Assurance Corporation, Everspan Financial Guarantee Corp., and Ambac Credit Products LLC as the context requires.

Substantial adverse events may occur as a result of legal challenges that have been filed seeking to enjoin the Segregated Account Rehabilitation Proceedings and the implementation of the Proposed Settlement.

Certain policyholders whose policies were allocated to the Segregated Account have commenced litigation seeking to enjoin the Segregated Account Rehabilitation Proceedings and the implementation of the Proposed Settlement. Such litigation could cause Ambac to incur additional legal expenses, which could be substantial, thereby reducing the overall value of the enterprise. In addition, if such litigation were successful, the OCI may decide to initiate delinquency proceedings against Ambac Assurance, resulting in counterparties asserting damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance.

Our common stock may be delisted as a result of our not meeting the NYSE continued listing requirements.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. Our common stock has traded below $1.00. On December 8, 2009, we received a notice from the NYSE that we had fallen below the continued listing standard relating to the price of our common stock for a 30 day consecutive period. On December 10, 2009, we informed the NYSE that we intend to cure such deficiency and bring our ordinary share price back to a level that exceeds $1.00 per share, within six months. On May 3, 2010, the NYSE notified Ambac that its average common stock price for the 30 trading days ended April 30, 2010 was above the NYSE’s minimum requirement of $1.00 per share. Accordingly, Ambac has resumed compliance with all NYSE continued listing requirements. In the event that the average closing price of Ambac’s common stock were to again fall below $1.00 per share over a consecutive 30-trading-period, Ambac would be out of compliance and would be required to cure such non-compliance or face possible delisting.

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

PART II – OTHER INFORMATION

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the first quarter of 2010 and shares available at March 31, 2010:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 2010	444,146	$0.6904	444,146	3,102,544
February 2010	7,442	$0.6920	7,442	3,095,102
March 2010	2,313	$0.6700	2,313	3,092,789

First quarter 2010	453,901	$0.6903	453,901	3,092,789

(1)	Shares repurchased during the first quarter 2010 were pursuant to a stock repurchase plan authorized by Ambac’s Board of Directors, for settling awards under Ambac’s long-term incentive plans.

From April 1, 2010 through May 14, 2010, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

PART II – OTHER INFORMATION

Item 6 – Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

10.26	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to terminations on or after January 1, 2010).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: May 17, 2010	By:	/s/ DAVID TRICK
David Trick
Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.26	Ambac Financial Group, Inc. Severance Pay Plan (Applicable to terminations on or after January 1, 2010).

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.