Form 10-Q
period 2010-06-30
AMBAC FINANCIAL GROUP INC
filed 2010-08-09
CIK 874501

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 4, 2010, 302,108,597 shares of Common Stock, par value $0.01 per share, (net of 5,908,167 treasury shares and 308,016,764 restricted nominee shares) of the Registrant were outstanding.

Ambac Financial Group, Inc. and Subsidiaries

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements of Ambac Financial Group, Inc. and Subsidiaries

Ambac Financial Group Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)	June 30, 2010	December 31, 2009
	(unaudited)
Assets:
Investments:
Fixed income securities, at fair value (amortized cost of $5,668,300 in 2010 and $7,605,565 in 2009)	$5,925,170	$7,572,570
Fixed income securities pledged as collateral, at fair value (amortized cost of $123,766 in 2010 and $164,356 in 2009)	127,432	167,366
Short-term investments, (amortized cost of $514,780 in 2010 and $962,007 in 2009)	514,780	962,007
Other (cost of $100 in 2010 and $1,278 in 2009)	100	1,278

Total investments	6,567,482	8,703,221

Cash and cash equivalents	56,677	112,079
Receivable for securities sold	14,481	3,106
Investment income due and accrued	47,995	73,062
Premium receivables	2,789,353	3,718,158
Reinsurance recoverable on paid and unpaid losses	121,715	78,115
Deferred ceded premium	386,665	500,804
Subrogation recoverable	1,046,610	902,612
Deferred taxes	—	11,250
Current taxes	—	421,438
Deferred acquisition costs	263,258	279,704
Loans	70,849	80,410
Derivative assets	504,125	496,494
Other assets	173,270	229,299
Variable interest entity assets:
Fixed income securities, at fair value	1,801,557	525,947
Restricted cash	1,977	1,151
Investment income due and accrued	3,866	4,133
Loans (includes $15,992,650 and $2,428,352 at fair value)	16,189,761	2,635,961
Derivative assets	4,546	109,411
Other assets	11,598	12

Total assets	$30,055,785	$18,886,367

Liabilities and Stockholders’ Deficit:
Liabilities:
Unearned premiums	$4,714,527	$5,687,114
Losses and loss expense reserve	5,221,886	4,771,684
Ceded premiums payable	224,740	291,843
Obligations under investment and payment agreements	879,381	1,177,406
Obligations under investment repurchase agreements	113,296	113,527
Current taxes	22,384	—
Long-term debt	1,815,017	1,631,556
Accrued interest payable	58,345	47,125
Derivative liabilities	452,136	3,536,858
Other liabilities	140,999	248,655
Payable for securities purchased	24,151	2,074
Variable interest entity liabilities:
Accrued interest payable	3,307	3,482
Long-term debt (includes $16,310,370 and $2,789,556 at fair value)	16,518,312	3,008,628
Derivative liabilities	1,277,302	—
Other liabilities	12,681	60

Total liabilities	31,478,464	20,520,012

Stockholders’ deficit:
Ambac Financial Group, Inc.:
Preferred stock	—	—
Common stock	3,080	2,944
Additional paid-in capital	2,185,134	2,172,656
Accumulated other comprehensive income (loss)	219,939	(24,827)
Accumulated deficit	(4,031,055)	(3,878,015)
Common stock held in treasury at cost	(454,203)	(560,543)

Total Ambac Financial Group, Inc. stockholders’ deficit	(2,077,105)	(2,287,785)
Noncontrolling interest	654,426	654,140

Total stockholders’ deficit	(1,422,679)	(1,633,645)

Total liabilities and stockholders’ deficit	$30,055,785	$18,886,367

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands, Except Share Data)	2010	2009	2010	2009
Revenues:
Financial Guarantee:
Net premiums earned	$167,005	$177,732	$292,236	$374,544
Net investment income	69,028	125,506	186,598	226,381
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(7,777)	(675,394)	(41,245)	(1,420,135)
Portion of loss recognized in other comprehensive income	290	—	2,409	—

Net other-than-temporary impairment losses recognized in earnings	(7,487)	(675,394)	(38,836)	(1,420,135)

Net realized investment gains	18,281	7,710	73,420	6,159
Change in fair value of credit derivatives:
Realized (losses) gains and other settlements	(2,777,295)	(5,053)	(2,767,371)	1,570
Unrealized gains	2,979,476	6,016	2,802,413	1,545,243

Net change in fair value of credit derivatives	202,181	963	35,042	1,546,813
Other (loss) income	(30,243)	39,221	(86,146)	40,944
(Loss) income on variable interest entities	(38,546)	33	(531,250)	44
Financial Services:
Investment income	8,861	19,004	18,129	39,888
Derivative products	(70,957)	(44,219)	(129,184)	(58,418)
Other-than-temporary impairment losses:
Total other-than-temporary impairment losses	(3,079)	(186,708)	(3,079)	(272,198)
Portion of loss recognized in other comprehensive income	—	—	—	—

Net other-than-temporary impairment losses recognized in earnings	(3,079)	(186,708)	(3,079)	(272,198)

Net realized investment gains (losses)	65,832	(2,310)	67,242	114,236
Net change in fair value of total return swap contracts	—	22,052	—	11,671
Net mark-to-market (losses) gains on non-trading derivative contracts	(11,556)	7,529	(14,295)	7,690
Corporate and Other:
Other income	1,157	32,000	1,461	32,216
Net realized gains	10,693	—	10,693	33

Total revenues	381,170	(476,881)	(117,969)	649,868

Expenses:
Financial Guarantee:
Losses and loss expenses	323,326	1,230,847	412,478	1,970,677
Underwriting and operating expenses	58,931	48,842	109,427	105,454
Interest expense	6,886	—	6,886	—
Financial Services:
Interest from investment and payment agreements	4,357	8,311	9,791	21,100
Other expenses	3,124	3,541	6,751	7,492
Corporate and Other:
Interest	29,597	29,837	59,756	59,683
Other expenses	12,645	(3,337)	24,593	684

Total expenses	438,866	1,318,041	629,682	2,165,090

Pre-tax loss from continuing operations	(57,696)	(1,794,922)	(747,651)	(1,515,222)
(Benefit) provision for income taxes	(122)	573,861	(15)	1,245,761

Net loss	$(57,574)	$(2,368,783)	$(747,636)	$(2,760,983)
Less: net (loss) income attributable to the noncontrolling interest	(15)	11	(26)	(2)

Net loss attributable to Ambac Financial Group, Inc.	$(57,559)	$(2,368,794)	$(747,610)	$(2,760,981)

Net loss per share attributable to Ambac Financial Group, Inc. common shareholders	$(0.20)	$(8.24)	$(2.59)	$(9.60)
Net loss per diluted share attributable to Ambac Financial Group, Inc. common shareholders	$(0.20)	$(8.24)	$(2.59)	$(9.60)
Weighted-average number of common shares outstanding:
Basic	290,050,931	287,639,234	289,147,236	287,602,413
Diluted	290,050,931	287,639,234	289,147,236	287,602,413

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Total	Comprehensive (Loss)	Ambac Financial Group, Inc.
			Accumulated Deficit	Accumulated Other Comprehensive Loss	Preferred Stock	Common Stock	Paid-in Capital	Common Stock Held in Treasury, at Cost	Noncontrolling Interest
Balance at January 1, 2010	$(1,633,645)		$(3,878,015)	$(24,827)	$—	$2,944	$2,172,656	$(560,543)	$654,140
Comprehensive loss:
Net loss	(747,636)	$(747,636)	(747,610)						(26)

Other comprehensive loss:
Unrealized gains on securities, net of deferred income taxes of $193,119	277,271	277,271		277,271
Loss on derivative hedges, net of deferred income taxes of ($404)	(752)	(752)		(752)
Loss on foreign currency translation, net of deferred income taxes of $1,529	(34,238)	(34,238)		(34,550)					312

Other comprehensive gain	242,281	242,281

Total comprehensive loss	$(505,355)	$(505,355)

Adjustment to initially apply ASU 2009-17	705,046		702,042	3,004
Dividends declared – subsidiary shares to non-controlling interest	(816)		(816)
Issuance of stock	9,618					136	9,482
Stock-based compensation	(103,867)		(106,656)	(207)			2,996
Cost of shares acquired	(316)							(316)
Shares issued under equity plans	106,656							106,656

Balance at June 30, 2010	$(1,422,679)		$(4,031,055)	$219,939	$—	$3,080	$2,185,134	$(454,203)	$654,426

Balance at January 1, 2009	$(3,089,122)		$(3,550,768)	$(1,670,198)	$—	$2,944	$2,030,031	$(594,318)	$693,187
Sale of subsidiary shares to noncontrolling interest	100,000								100,000
Retirement of shares issued to noncontrolling interest	(1,806)						20,769		(22,575)
Comprehensive loss:
Net loss	(2,760,983)	$(2,760,983)	(2,760,981)						(2)

Other comprehensive loss:
Unrealized losses on securities, net of deferred income taxes of $736,606	1,470,047	1,470,047		1,470,047
Gain on derivative hedges, net of deferred income taxes of $294	546	546		546
Gain on foreign currency translation, net of deferred income taxes of $36,203	78,314	78,314		77,005					1,309

Other comprehensive loss	1,548,907	1,548,907

Total comprehensive loss	$(1,212,076)	$(1,212,076)

Adjustment to initially apply ASC 944-20-65-1	(381,716)		(381,716)
Adjustment to initially apply ASC 320-10-65-1	—		102,065	(102,065)
Dividends declared – subsidiary shares to non-controlling interest	(10,254)		(10,254)
Stock-based compensation	(19,884)		(28,393)				8,509
Cost of shares acquired	(97)							(97)
Shares issued under equity plans	28,511							28,511

Balance at June 30, 2009	$(4,586,444)		$(6,630,047)	$(224,665)	$—	$2,944	$2,059,309	$(565,904)	$771,908

See accompanying Notes to Consolidated Unaudited Financial Statements.

Ambac Financial Group Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in Thousands)	2010	2009

Cash flows from operating activities:
Net loss attributable to common shareholders	$(747,610)	$(2,760,981)
Noncontrolling interest in subsidiaries’ earnings	(26)	(2)

Net loss	(747,636)	(2,760,983)
Adjustments to reconcile net loss to net cash provided by (used in) provided by operating activities:
Depreciation and amortization	1,718	1,454
Amortization of bond premium and discount	(78,607)	(71,569)
Share-based compensation	3,012	8,510
Current income taxes	443,822	2,174
Deferred income taxes	—	1,243,586
Deferred acquisition costs	16,446	(10,851)
Unearned premiums, net	(858,448)	(353,575)
Loss and loss expense, net	262,604	1,305,316
Ceded premiums payable	(67,103)	(102,440)
Investment income due and accrued	25,067	34,929
Premium receivables	928,805	262,178
Accrued interest payable	11,220	(31,874)
Net mark-to-market (gains) losses	(2,788,118)	(1,564,604)
Net realized investment gains	(151,355)	(120,428)
Other-than-temporary impairment charges	41,915	1,692,333
Variable interest entity activities	531,250	—
Other, net	72,175	(253,398)

Net cash (used in) operating activities	(2,353,233)	(719,242)

Cash flows from investing activities:
Proceeds from sales of bonds	2,339,636	1,326,295
Proceeds from matured bonds	386,191	320,845
Purchases of bonds	(661,755)	(736,963)
Change in short-term investments	447,227	392,157
Loans, net	9,562	400,850
Recoveries from impaired investments	—	13
Change in swap collateral receivable	64,448	315,107
Cash acquired in consolidation of variable interest activities	—	1,013,260
Other, net	10,851	(2,052)

Net cash provided by investing activities	2,596,160	3,029,499

Cash flows from financing activities:
Dividends paid – subsidiary shares to noncontrolling interest	(817)	(10,254)
Proceeds from issuance of investment and payment agreements	1,253	23,531
Payments for investment and payment draws	(213,106)	(1,430,699)
Proceeds from the issuance of subsidiary shares to noncontrolling interest	—	100,000
Retirement of subsidiary shares to noncontrolling interest	—	(1,806)
Capital issuance costs	—	(297)
Net cash collateral paid/received	(85,659)	31,716

Net cash (used in) financing activities	(298,329)	$(1,287,809)

Net cash flow	(55,402)	1,022,448
Cash at January 1	112,079	107,811

Cash at June 30	$56,677	$1,130,259

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—
Interest expense on long-term debt	$44,358	$56,658
Interest on investment agreements	$10,529	$27,587

Supplement disclosure of noncash financing activities:

The company issued common stock upon the extinguishment of $20,311 in long-term debt. In addition, the company issued surplus notes in connection with settlement of credit derivative liabilities as part of the CDS commutation Settlement Agreement as discussed in “Recent Developments” in Note 1 to the Consolidated Unaudited Financial Statements.

See accompanying Notes to Consolidated Unaudited Financial Statements.

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

The financial strength rating downgrades and regulatory actions taken to date with respect to Ambac Assurance have adversely impacted Ambac’s ability to generate new business and will negatively impact Ambac’s future business, operations and financial results. Further, given the liquidity concerns at Ambac, the constraints imposed upon Ambac Assurance by the covenants made for the benefit of the Segregated Account and the Counterparties to the Settlement Agreement (as described in Recent Developments below), and the authority of the rehabilitator of the Segregated Account to control the management of the Segregated Account, there can be no assurance that Ambac will be successful in realizing any of the foregoing strategies. As a result of uncertainties associated with the aforementioned factors, management has concluded that there is substantial doubt about the ability of the Company to continue as a going concern. The Company’s financial statements as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 are prepared assuming the Company continues as a going concern and do not include any adjustment that might result from its inability to continue as a going concern.

Recent Developments:

Ambac’s Financial Condition

Ambac’s liquidity and solvency, both on a near-term basis and a long-term basis, are largely dependent on dividends from Ambac Assurance and on the value of Ambac Assurance. Ambac’s principal uses of liquidity are for the payment of principal (including maturing principal in the amount of $122.2 million on its 9.375% senior notes due August 2011) and interest on its debt (including annual interest expense of approximately $86.8 million, after taking into account the deferral of interest on the DISCs), and its operating expenses. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against Ambac) could cause additional strain on its capital and liquidity. It is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future.

While management believes that Ambac will have sufficient liquidity to satisfy its needs into the second quarter of 2011, no guarantee can be given that it will be able to pay all of its operating expenses and debt service obligations, and its liquidity may run out prior to the second quarter of 2011. Ambac

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

is currently pursuing raising additional capital and is also pursuing a restructuring of its outstanding debt through a prepackaged bankruptcy proceeding. There can be no assurance that any definitive agreement will be reached. If Ambac is unable to effectuate one of these strategic alternatives in the near term, then Ambac would likely need to seek relief under Chapter 11 of the United States Bankruptcy Code without agreement with major creditor groups concerning a plan of reorganization. Ambac may decide not to pay interest on its debt prior to filing a prepackaged bankruptcy or seeking other relief under the bankruptcy Code.

Segregated Account

On March 24, 2010, Ambac Assurance acquiesced to the request of the Office of the Commissioner of Insurance of the State of Wisconsin (“OCI”) to establish a segregated account pursuant to Wisc. Stat. §611.24(2) (the “Segregated Account”). Under Wisconsin insurance law, the Segregated Account is a separate insurer from Ambac Assurance for purposes of the Segregated Account Rehabilitation Proceedings (as defined and described below). The purpose of the Segregated Account is to segregate certain segments of Ambac Assurance’s liabilities. The Segregated Account will be operated in accordance with a Plan of Operation (the “Plan of Operation”) and certain operative documents relating thereto (which include the Secured Note, the Reinsurance Agreement, the Management Services Agreement and the Cooperation Agreement). These operative documents provide that the Segregated Account will act exclusively through the rehabilitator. Pursuant to the Plan of Operation, Ambac Assurance has allocated to the Segregated Account (1) certain policies insuring or relating to credit default swaps; (2) residential mortgage-backed securities (“RMBS”) policies; (3) certain Student Loan Policies (as defined below); and (4) other policies insuring obligations with substantial projected impairments or relating to transactions which have contractual triggers based upon Ambac Assurance’s financial condition or the commencement of rehabilitation, which triggers are potentially damaging (collectively, the “Segregated Account Policies”). The policies described in (4) above include (a) certain types of securitizations, including commercial asset-backed transactions, consumer asset-backed transactions and other types of structured transactions; (b) the policies relating to Las Vegas Monorail Company; (c) policies relating to debt securities purchased by, and the debt securities issued by, Juneau Investments, LLC and Aleutian Investments, LLC, which are both finance companies owned by Ambac Assurance; (d) policies relating to leveraged lease transactions; and (e) policies relating to interest rate, basis, and/or currency swap or other swap transactions. Ambac Assurance also allocated the following to the Segregated Account: (i) all remediation claims, defenses, offsets, and/or credits (except with respect to recoveries arising from remediation efforts or reimbursement or collection rights), if any, in respect of the Segregated Account Policies, (ii) Ambac Assurance’s disputed contingent liability, if any, under the long-term lease with One State Street, LLC, and its contingent liability (as guarantor), if any, under the Ambac Assurance UK Limited (“Ambac UK”) lease with British Land, (iii) Ambac Assurance’s limited liability interests in Ambac Credit Products, LLC (“ACP”), Ambac Conduit Funding LLC, Aleutian Investments, LLC (“Aleutian”) and Juneau Investments, LLC (“Juneau”) and (iv) all of Ambac Assurance’s liabilities as reinsurer under reinsurance agreements (except for reinsurance assumed from Everspan). Net par exposure allocated to the Segregated Account is $57,610,863 as of June 30, 2010, which is inclusive of net par exposures assumed under reinsurance contracts, primarily from Ambac UK, in an aggregate amount of $20,973,633.

On March 24, 2010, the OCI commenced rehabilitation proceedings with respect to the Segregated Account (the “Segregated Account Rehabilitation Proceedings”) in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account pursuant to the provisions of the Wisconsin Insurers Rehabilitation and Liquidation Act. The rehabilitator of the Segregated Account is Sean Dilweg, the Commissioner of Insurance of the State of Wisconsin. On March 24, 2010, the rehabilitation court also issued an injunction effective until further order of the court enjoining certain actions by Segregated Account policyholders and other counterparties, including the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

assertion of damages or acceleration of losses based on early termination and the loss of control rights in insured transactions. Certain Segregated Account policyholders have filed lawsuits challenging the Segregated Account Rehabilitation Proceedings (see “Legal Proceedings”).

Pursuant to the Verified Petition filed in Wisconsin in connection with such proceedings, the OCI has stated that it will seek the approval of the rehabilitation court for a plan of rehabilitation with respect to the Segregated Account (the “Segregated Account Rehabilitation Plan”). The Verified Petition states that the Segregated Account Rehabilitation Plan will, if approved, provide, among other things, that the holders of Segregated Account Policies shall receive in respect of claims made a combination of (i) cash and (ii) surplus notes (the “Segregated Account Surplus Notes”) with the same terms as the Ambac Assurance Surplus Notes (as defined below). Until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be filed approximately six months after the rehabilitation proceedings were commenced, it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court. In July 2010, the Segregated Account issued $50,000 of Segregated Account Surplus Notes in connection with a commutation of an insurance policy allocated to the Segregated Account.

Ambac Assurance has issued a $2,000,000 secured note due in 2050 (the “Secured Note”) to the Segregated Account. The Segregated Account has the ability to demand payment from time to time to pay claims and other liabilities. The balance of the secured note is $1,982,885 at June 30, 2010, inclusive of capitalized interest since the date of issuance. In addition, once the Secured Note has been exhausted, the Segregated Account has the ability to demand payment from time to time under an aggregate excess of loss reinsurance agreement provided by Ambac Assurance (the “Reinsurance Agreement”) to pay claims and other liabilities. Ambac Assurance is not obligated to make payments on the Secured Note or under the Reinsurance Agreement if its surplus as regards to policyholders is (or would be) less than $100,000, or such higher amount as the OCI permits pursuant to a prescribed accounting practice (the “Minimum Surplus Amount”). As long as the surplus as regards to policyholders is not less than the Minimum Surplus Amount, payments by the general account of Ambac Assurance (the “General Account”) to the Segregated Account under the Reinsurance Agreement are not capped. In addition, the Plan of Operation (as defined below) provides that the General Account may issue surplus notes directly to holders of Segregated Account Policies to satisfy the portion of claim liability not paid by the Segregated Account in cash or in Segregated Account Surplus Notes. There is no Wisconsin insurance fund available to pay claims.

Pursuant to the terms of the Plan of Operation (defined below), assets and investments, if any, allocated to the Segregated Account will be available and used solely to satisfy costs, expenses, charges, and liabilities attributable to the items allocated to the Segregated Account. Such assets and investments, if any, will not be charged with any costs, expenses, charges, or liabilities arising out of any other business of Ambac Assurance, except as otherwise provided in the Secured Note or the Reinsurance Agreement. Likewise, assets and investments in the General Account will not be charged with any costs, expenses, charges, or liabilities arising out of the direct business allocated to the Segregated Account, except as otherwise provided in the Secured Note or the Cooperation Agreement (as defined and described below).

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

Policy obligations not transferred to the Segregated Account remain in the General Account, and such policies in the General Account are not subject to and, therefore, will not be directly impacted by, the Segregated Account Rehabilitation Plan. Ambac Assurance is not, itself, in rehabilitation proceedings.

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

Settlement Agreement

On June 7, 2010, Ambac Assurance Corporation entered into a Settlement Agreement (the “Settlement Agreement”) with the counterparties (the “Counterparties”) to outstanding credit default swaps with Ambac Credit Products, LLC (“ACP”) that were guaranteed by Ambac Assurance. Pursuant to the terms of the Settlement Agreement, in exchange for the termination of the Commuted CDO of ABS Obligations (as defined below), Ambac Assurance paid to the Counterparties in the aggregate (i) $2,600,000 in cash and (ii) $2,000,000 in principal amount of newly issued surplus notes of Ambac Assurance (the “Ambac Assurance Surplus Notes”). In addition, effective June 7, 2010, the outstanding credit default swaps with the Counterparties remaining in the General Account of Ambac Assurance have been amended to remove certain events of default and termination events, as set forth in the Settlement Agreement.

Pursuant to the Settlement Agreement, Ambac Assurance has filed an amendment to its articles of incorporation. Under such amendment, at all times after September 30, 2010, at least two members of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors (as defined in the Settlement Agreement) and, at all times after November 29, 2010, at least one-third (and, in any event, not less than three members) of the board of directors of Ambac Assurance must be Unaffiliated Qualified Directors. If at any time Ambac Assurance does not have the requisite number of Unaffiliated Qualified Directors, Ambac Assurance has agreed to use its commercially reasonable efforts to find additional Unaffiliated Qualified Directors.

The Settlement Agreement includes covenants that remain in force until the Ambac Assurance Surplus Notes have been redeemed, repurchased or repaid in full. These covenants generally restrict the operations of Ambac Assurance and its subsidiaries to runoff activities. Certain of these restrictions may be waived with the approval of a majority of the Unaffiliated Qualified Directors and/or the OCI. However, other restrictions may only be waived with the approval of the holders of a majority of the outstanding Ambac Assurance Surplus Notes (excluding any notes held by Ambac Assurance or its affiliates) that cast a ballot and, in certain cases, with the approval of all of the Counterparties.

Pursuant to a commutation agreement entered into with each of the Counterparties that is a party to credit default swaps written by ACP with respect to certain CDO of ABS obligations and related financial guaranty insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder, Ambac Assurance and ACP have commuted all of such obligations (the “Commuted CDO of

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

ABS Obligations”), totaling $16,542,575 of par. In addition to the commutation of the Commuted CDO of ABS Obligations, Ambac Assurance has also commuted for $96,518 of cash certain additional obligations, including certain non-CDO of ABS obligations, to the Counterparties with par or notional amounting to $1,406,544. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90,016. It is expected that, subject to certain conditions, certain other non-CDO of ABS obligations with par amounting to a maximum of approximately $1,494,125 will be commuted within the next twelve months for a maximum amount of approximately $115,000 of cash plus surplus notes of Ambac Assurance with a par value of $60,000. Each of the Counterparties, in the aggregate and Ambac Assurance, ACP and Ambac, in the aggregate , have released the other party from any claims relating to any credit default swaps or financial guaranty insurance policies commuted pursuant to the Commutation Agreements. In addition, Ambac Assurance, ACP and Ambac, in the aggregate, and a Counterparty have generally released the other parties from any claims relating to actions taken or omitted to be taken prior to June 7, 2010, subject to certain exceptions.

At June 30, 2010, the Ambac Assurance Surplus Notes are reported in long-term debt on the consolidated balance sheet with a carrying value of $200,086 based on an imputed interest rate of 53.9% at the date of issuance and have a scheduled maturity of June 7, 2020. Interest on the Ambac Assurance Surplus Notes is payable annually at the rate of 5.1% on the unpaid principal balance outstanding. All payments of principal and interest on the Ambac Assurance Surplus Notes are subject to the prior approval of the OCI. If the OCI does not approve the payment of interest on the Ambac Assurance Surplus Notes, such interest will accrue and compound annually until paid. The Ambac Assurance Surplus Notes were issued pursuant to a Fiscal Agency Agreement entered into on June 7, 2010 with The Bank of New York Mellon, as fiscal agent (the “Fiscal Agency Agreement”).

Ambac Assurance has entered into call options with certain of the Counterparties pursuant to which, with the prior consent of OCI, Ambac Assurance may repurchase Ambac Assurance Surplus Notes from such Counterparties. As of the date hereof, Ambac Assurance has options to call an aggregate of $940,000 in principal amount of Ambac Assurance Surplus Notes at a weighted average call price of $0.22 per $1.00 face amount. At June 30, 2010, these options have a weighted average maturity of approximately 29 months.

Pursuant to the terms of the Settlement Agreement, on June 7, 2010, Ambac entered into an amendment to the Tax Sharing Agreement (the “Tax Sharing Agreement”) with its affiliates. Under the Tax Sharing Agreement, the consolidated net operating losses (“NOL”) of the group are treated as an asset of Ambac Assurance and its subsidiaries. Ambac is required to compensate Ambac Assurance on a current basis for use of any portion of that asset, except that Ambac is not required to compensate Ambac Assurance for Ambac’s use of NOL in connection with cancellation of debt income associated with restructurings of its debt outstanding as of March 15, 2010.

Ambac UK

Pursuant to the Amended and Restated 1997 Reinsurance Agreement between Ambac UK and Ambac Assurance (the “AUK Reinsurance Agreement”), Ambac Assurance reinsures on a quota share basis 90% of the liabilities under policies issued by Ambac UK, and reinsures on an excess of loss basis Ambac UK policy liabilities in excess of £500,000 per anum. Ambac UK has sent Ambac Assurance notices of termination with respect to the AUK Reinsurance Agreement in which Ambac UK demands payment of unearned premium reserves, loss reserves and loss adjustment expense reserves related to the reinsured policies, less ceding commissions and certain adjustments. Ambac Assurance has not agreed or accepted that the purported termination of the AUK Reinsurance Agreement was valid.

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
(Dollars in thousands, except share amounts)

Impact of Settlement Agreement and Segregated Account Rehabilitation Proceeding on Ambac

Under the terms of the Settlement Agreement, Ambac Assurance has issued Ambac Assurance Surplus Notes to the Counterparties. In addition, pursuant to the terms of the Segregated Account Rehabilitation Plan, the Segregated Account will issue Segregated Account Surplus Notes (together with the Ambac Assurance Surplus Notes, the “Surplus Notes”) to pay a portion of the claims of the Segregated Account. The aggregate par value of the Surplus Notes issued by Ambac Assurance will be substantial. The Surplus Notes rank senior to Ambac’s equity investment in Ambac Assurance. There is residual value to Ambac in Ambac Assurance only to the extent that funds remain at Ambac Assurance after the payment of claims under outstanding financial guaranty policies and the redemption, repurchase or repayment in full of the Surplus Notes and Ambac Assurance’s auction market preferred shares. The value of Ambac’s equity investment in Ambac Assurance is difficult to estimate, and will primarily depend on the performance of Ambac Assurance’s insured portfolio (i.e., the ultimate losses therein relative to its claims paying resources), ongoing remediation efforts of Ambac Assurance with respect to policies allocated to the Segregated Account, including those relating to residential mortgage-backed securities, and on other factors, including Ambac Assurance’s ability to repurchase Surplus Notes and its auction market preferred shares at less than their face value.

In addition, the rehabilitator of the Segregated Account retains significant decision-making authority with respect to the Segregated Account and has the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance, and such decisions will be made by the rehabilitator for the benefit of policyholders and the rehabilitator will not take into account the interests of securityholders of Ambac. Actions taken by the rehabilitator could further reduce the equity value of Ambac Assurance.

Tax Treatment of Surplus Notes

It is possible that the Surplus Notes may be characterized as equity of Ambac Assurance for U.S. federal income tax purposes. If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the Surplus Notes represent more than 20% of the total value of the stock of Ambac Assurance, Ambac Assurance may no longer be characterized as an includable corporation that is affiliated with Ambac. As a result, Ambac Assurance may no longer be characterized as a member of the U.S. federal income tax consolidated group of which Ambac is the common parent (the “Company Consolidated Tax Group”) and Ambac Assurance would be required to file a separate consolidated tax return as the common parent of a new U.S. federal income tax consolidated group including Ambac Assurance, as the new common parent, and Ambac Assurance’s subsidiaries (the “Ambac Assurance Consolidated Tax Group”).

To the extent Ambac Assurance is no longer a member of Ambac Consolidated Tax Group, the Ambac Assurance NOL (and certain other available tax attributes of Ambac Assurance and the other members of the Ambac Assurance Consolidated Tax Group) may no longer be available for use by Ambac or any of the remaining members of Ambac Consolidated Tax Group to reduce the U.S. federal income tax liabilities of Ambac Consolidated Tax Group. This could result in a material increase in future tax liabilities of Ambac Consolidated Tax Group. In addition, certain other benefits resulting from U.S. federal income tax consolidation may no longer be available to Ambac Consolidated Tax Group, including certain favorable rules relating to transactions occurring between members of Ambac Consolidated Tax Group and members of the Ambac Assurance Consolidated Tax Group.

If the Surplus Notes are characterized as equity of Ambac Assurance and it is determined the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Surplus Notes represent more than 50% of the total value of the stock of Ambac Assurance, the Ambac Assurance NOL (and certain other tax attributes or tax benefits of the Ambac Assurance Consolidated Tax Group) may be subject to limitation, including the limitation provided by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If Section 382 were applicable with respect to the Ambac Assurance Consolidated Tax Group, in general the Ambac Assurance Consolidated Tax Group annual use of the group’s NOL may be limited to an amount equal to the product of (i) the value of the Ambac Assurance Consolidated Tax Group’s stock and (ii) the applicable federal long term tax exempt interest rate. However, certain exemptions to the Code Section 382 limitation may be applicable.

Furthermore, to the extent Ambac Assurance is no longer characterized as a member of Ambac Consolidated Tax Group, the Ambac Assurance Consolidated Tax Group may not reconsolidate with Ambac Consolidated Tax Group for a period of five years following such event, even if Ambac were to be characterized as reacquiring or owning 80% or more of the stock of the Ambac Assurance Consolidated Tax Group following any deconsolidation. In addition, depending upon certain facts related to the potential deconsolidation of the Ambac Assurance Consolidated Tax Group and any reconsolidation with Ambac Consolidated Tax Group, the acquisition by Ambac Consolidated Tax Group of additional value with respect to the stock of the Ambac Assurance Consolidated Tax Group may also result in the imposition of a Code Section 382 limitation with respect to the Ambac Assurance Consolidated Tax Group’s NOL reducing or eliminating the potential tax benefit of the NOL to Ambac Consolidated Tax Group.

Reclassifications:

Certain reclassifications have been made to prior periods’ amounts to conform to the current period’s presentation, including those related to the adoption of ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprise Involved with Variable Interest Entities.

(2) Net income per Share

ASC Paragraph 260-10-65-2 of ASC Topic 260, Earnings Per Share, effective for fiscal years beginning after December 15, 2008, clarified that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method, which Ambac adopted in 2009. Retrospective application is required. Ambac had participating securities consisting of nonvested common stock with the same voting and dividend rights as our common stock. These shares of common stock vested in January 2010. Basic net income per share is computed by dividing net income available to common stockholders less income allocated to participating securities, by the weighted-average number of common shares outstanding during the period. No income was allocated to participating securities outstanding during the three and six months ended June 30, 2010 or three and six months ended June 30, 2009. Common shares outstanding includes common stock issued less treasury shares plus restricted stock units for which no future service is required as a condition to the delivery of the underlying common stock. Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding during the period, plus all dilutive potential common shares outstanding during the period. All dilutive potential common shares outstanding consider common stock deliverable pursuant to stock options, nonvested restricted stock units, nonvested common shares, and stock purchase contracts. There were no dilutive effects for the three and six months ended June 30, 2010 and 2009. The following table presents securities outstanding that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because they were antidilutive for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	2,843,528	3,853,423	2,908,148	3,960,834
Restricted stock and units	2,194,464	3,412,015	2,259,637	3,280,114
Stock purchase contracts	37,037,000	37,037,000	37,037,000	37,037,000

Item 1.	Notes to Unaudited Consolidated Financial Statements
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

Ambac Sponsored VIEs:

A subsidiary of Ambac has transferred financial assets to two special purpose entities. The business purpose of these entities is to provide certain financial guarantee clients with funding for their debt obligations. These special purpose entities are legal entities that are demonstrably distinct from Ambac. Ambac, its affiliates or its agents cannot unilaterally dissolve these entities. The permitted activities of these entities are limited to those outlined below. As a result of the adoptions of both ASU-2009-16 and ASU 2009-17 on January 1, 2010, Ambac was required to consolidate these VIEs on January 1, 2010. As mentioned below, effective March 24, 2010, Ambac was required to deconsolidate these entities because Ambac’s policies issued to these entities have been allocated to the Segregated Account of Ambac Assurance. The consolidation of these entities did not have any effects on Ambac’s beginning retained earnings as these entities were accounted for at fair value before initial consolidation. Prior to 2010 and upon deconsolidation, Ambac has elected to account for its equity interest in these entities at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments. We believe that the fair value of these investments in these entities provides for greater transparency for recording profit or loss as compared to the equity method under ASC Topic 323,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Investments – Equity Method in Joint Ventures. At June 30, 2010 and December 31, 2009 the fair value of these entities is $20,512 and $18,843, respectively, and is reported within Other Assets within the Consolidated Balance Sheets. The change in fair value of these entities for the three months ended June 30, 2010 and June 30, 2009, is $3,585 and ($360), respectively, and is included within Other Income on the Consolidated Statements of Operations. The change in fair value of these entities for the six months ended June 30, 2010 and June 30, 2009, is ($1,668) and ($902), respectively.

As of June 30, 2010, there have been 15 individual transactions with these entities, of which 7 are outstanding. In each case, Ambac sold fixed income debt obligations to these entities. The fixed income debt obligations are composed of asset-backed securities and utility obligations with a weighted average rating of BBB+ and weighted average life of 6.6 years at June 30, 2010. The purchase by these entities is financed through the issuance of medium-term notes (“MTNs”), which are cross-collateralized by the purchased assets. The MTNs have the same expected weighted average life as the purchased assets. Derivative contracts (interest rate and currency swaps) may be used within the entities for economic hedging purposes only. Hedges are established at the time MTNs are issued to purchase financial assets. The activities of these entities are contractually limited to purchasing assets from Ambac, issuing MTNs to fund such purchase, executing derivative hedges and obtaining financial guarantee policies with respect to indebtedness incurred. Ambac Assurance may issue a financial guarantee insurance policy on the assets sold, the MTNs issued and/or the related derivative contracts. As of June 30, 2010, Ambac Assurance had financial guarantee insurance policies issued for all assets, MTNs and derivative contracts owned and outstanding by the entities.

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

There were no assets sold to these entities during the six months ended June 30, 2010 and the year ended December 31, 2009. Ambac Assurance received premiums for issuing the financial guarantee policies on the assets, MTNs and derivative contracts of $719 and $1,319 for the three months ended June 30, 2010 and 2009, respectively; and $1,536 and $2,640 for the six months ended June 30, 2010 and 2009, respectively. Ambac paid claims to these entities of $0 and $27,071 for the three months ended June 30, 2010 and 2009, respectively, and $24,411 and $42,588 for the six months ended June 30, 2010 and 2009, respectively, under these financial guarantee contracts. Ambac also received fees for providing other services amounting to $20 and $62 for the three months ended June 30, 2010 and 2009, respectively, and $37 and $108 six months ended June 30, 2010 and 2009, respectively.

Derivative contracts are provided by Ambac Financial Services to these entities. Consistent with other non-hedging derivatives, Ambac Financial Services accounts for these contracts on a trade date basis at fair value. Ambac Financial Services received $5,161, and $4,502 for the three months ended June 30, 2010 and 2009, respectively; and $6,310 and $1,550 six months ended June 30, 2010 and 2009, respectively, under these derivative contracts.

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

Upon the adoption of ASU 2009-17, Ambac generally measured the assets and liabilities of newly consolidated VIEs at fair value, as the carrying amount transition method was not practical. The carrying amount transition method (whereby assets, liabilities, and noncontrolling interests of the VIE are recorded in amounts that would have been carried in the consolidated financial statements if ASU 2009-17 had been effective when Ambac first met the conditions to be the primary beneficiary) was used for one VIE. Ambac has elected to account for the assets and liabilities of the VIEs which were consolidated at fair value under the fair value option in accordance with ASC Topic 825, Financial Instruments in subsequent periods. The fair value option is elected to allow for consistency in the measurement attributes of assets and liabilities of these VIEs. For VIEs where the assets, liabilities, and noncontrolling interests were measured at initial consolidation under the carrying amount transition method, balances continue to be measured and reported based on other applicable GAAP guidance.

Impact of adopting ASU 2009-17 and ASU 2009-16

As a result of adopting ASU 2009-17, a cumulative effect gain adjustment of $705,046 was recorded as a net increase to total equity as of January 1, 2010 (increase in assets of $21,960,991 offset by an increase in liabilities of $21,255,945), which includes changes to the opening balance of retained earnings and accumulated other comprehensive loss, net of taxes as Ambac was required to consolidate 83 additional VIEs. The types of entities that Ambac was required to consolidate included: (i) RMBS securitization trusts as a result of financial guarantee insurance policies on the senior debt of such trusts; (ii) collateralized debt obligation trusts as a result of credit derivative contracts issued to investors of the debt of such trust; (iii) international and other asset-backed securitizations as a result of insurance policies guarantying the debt of such financing entities; and (iv) other transactions, including the Ambac sponsored special purpose entities, Juneau and Aleutian. The net impact of consolidating these VIEs on Ambac’s balance sheet at adoption of ASU 2009-17 and ASU 2009-16 was as follows:

•

Ambac is required to recognize the assets and liabilities of the VIE. The aggregate amount of the VIE assets and liabilities recorded upon adoption were generally recognized at fair value as described above.

•

For a financial guarantee policy issued to a consolidated VIE, Ambac does not reflect the financial guarantee insurance policy in accordance with the related insurance accounting rules under ASC Topic 944, Financial Services—Insurance. The financial guarantee policy would be eliminated upon consolidation. Consequently, Ambac eliminated insurance assets (premium receivables, reinsurance recoverables, deferred ceded premium, subrogation recoverable and deferred acquisition costs) and insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) from the Consolidated Balance Sheet.

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

As a result of the establishment of the Segregated Account and the rehabilitation proceedings with respect to the Segregated Account as discussed in Note 1, including the terms of the management agreement which permit OCI to terminate the agreement with Ambac at any point in time, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entity’s economic performance for those insurance policies that were allocated to the Segregated Account. Accordingly, Ambac deconsolidated 49 VIEs, including 43 RMBS securitization trusts and certain other entities including the Ambac sponsored VIEs, Juneau and Aleutian, effective March 24, 2010. Juneau and Aleutian are related parties of Ambac. While the RMBS securitization and other trusts are not related parties of Ambac, the company continues to provide financial guarantee policies on the senior debt or assets of such trusts upon deconsolidation. The effect of this deconsolidation was to reverse a significant portion of the transition adjustment to adopt ASU 2009-17 on January 1, 2010 and to deconsolidate one additional VIE which was consolidated as of December 31, 2009, effectively re-establishing insurance accounting for such transactions.

These deconsolidated VIEs contributed a combined loss of $495,077 during six months ended June 30, 2010, which is included in Financial Guarantee: (Loss) income on variable interest entities. The loss on these VIEs is primarily a result of deconsolidation. Additional details of the effect of deconsolidation associated with insurance policies allocated to the Segregated Account are as follows:

•

Ambac re-established $244,540 in insurance assets (premium receivables, reinsurance recoverables, deferred ceded premium, subrogation recoverable and deferred acquisition costs), $780,077 in insurance liabilities (unearned premiums, loss and loss expense reserves and ceded premiums payable) and $48,530 in fixed income securities, at fair value as of March 31, 2010 in connection with the establishment of the Segregated Account. The fair value of available-for-sale securities at deconsolidation becomes the new cost basis for such securities.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

•	Of the VIE assets and liabilities consolidated on January 1, 2010, Ambac removed $4,760,396 and $4,800,857, respectively, upon deconsolidation.

As a result of the Settlement Agreement that Ambac Assurance entered into with Counterparties to credit default swaps, as discussed in Note 1, Ambac commuted certain CDO of ABS obligations and related financial guaranty insurance policies written by Ambac Assurance with respect to ACP’s obligations thereunder. Such obligations were Ambac’s only variable interests in the associated VIEs. Accordingly, Ambac no longer has the unilateral power to direct the activities of the VIEs that most significantly impact the entities’ economic performance, or any further involvement in these VIEs, and deconsolidated 17 VIEs during the second quarter of 2010. The deconsolidation of these VIEs has no impact on Ambac’s Consolidated Statements of Operations. However, VIE assets and liabilities are lower by $3,002,000 at June 30, 2010 compared to March 31, 2010, due to these CDS commutations.

As of June 30, 2010, consolidated VIE assets and liabilities relating to 24 consolidated entities were $18,013,305 and $17,811,602, respectively. As of December 31, 2009, consolidated VIE assets and liabilities were $3,276,615 and $3,012,170, respectively. Ambac is not primarily liable for the debt obligations issued by the VIEs. Ambac would only be required to make payments on these debt obligations in the event that the issuer of such debt obligations defaults on any principal or interest due. Additionally, Ambac’s creditors do not have rights with regard to the assets of the VIEs. Ambac evaluates the net income statement effects and earnings per share effects to determine attributions between Ambac and non-controlling interests as a result of consolidating a VIE. Ambac has determined that the net changes in fair value of most consolidated VIE assets and liabilities are attributable to Ambac due to Ambac’s interest through financial guarantee premium and loss payments with the VIE. VIE activities related to entities that remain consolidated as of June 30, 2010 resulted in a loss of $38,546 and $36,173 which is included in Financial Guarantee: (Loss) income on variable interest entities for the three and six months ended June 30, 2010, respectively.

The financial reports of certain VIEs are prepared by an outside trustee and are not available within the time constraints Ambac requires to ensure the financial accuracy of the operating results. As such, the financial results of certain VIEs are consolidated on a time lag that is no longer than 90 days.

The table below provides the fair value of fixed income securities, by asset-type, held by consolidated VIEs as of June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Investments:
Corporate obligations	$1,801,557	$160,518
Residential mortgage-backed securities	—	173,066
Other asset-backed securities	—	192,363

The following table provides supplemental information about the loans held as assets and long-term debt associated with the VIEs for which the fair value option has been elected as of June 30, 2010 and December 31, 2009:

	Estimated fair value	Unpaid principal balance
June 30, 2010:
Loans	$15,992,650	$17,075,575
Long-term debt	$16,310,370	$18,422,892

December 31, 2009:
Loans	$2,428,352	$2,459,003
Long-term debt	$2,789,556	$3,547,842

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Loans at June 30, 2010 included loans receivable that are 90 or more past due, which had an aggregate unpaid principal balance of $30,677 and fair value of $11,786. See Note 11, Fair Value Measurements for disclosures about the valuation methodologies used to determine fair value of VIE assets and liabilities.

The total unpaid principal amount of variable interest entity notes outstanding were $18,630,834 and $3,766,914 as of June 30, 2010 and December 31, 2009, respectively. The range of final maturity dates of the variable interest entity notes outstanding is July 2010 to December 2047 as of June 30, 2010. As of June 30, 2010, the interest rates on the variable interest entity notes ranged from 0.72% to 12.63%.

Variable Interests in Non-Consolidated VIEs

The following table displays the carrying amount of the assets, liabilities and maximum exposure to loss of Ambac’s variable interests in non-consolidated VIEs resulting from financial guarantee and credit derivative contracts by major underlying asset classes as of June 30, 2010:

	Carrying Value of Assets and Liabilities
	Maximum Exposure To Loss(1)	Insurance Assets (2)	Insurance Liabilities(3)	Derivative Liabilities(4)
Global Structured Finance:
Collateralized debt obligations	$23,717,893	$61,070	$139,114	$198,383
Mortgage-backed – residential	39,950,909	1,115,639	3,806,575	345
Mortgage-backed – commercial	886,122	—	—	7,280
Other consumer asset-backed	14,409,156	161,390	774,395	11,342
Other commercial asset-backed	23,870,425	954,814	918,504	7,124
Other	9,853,819	146,118	619,194	1,672

Total Global Structured Finance	112,688,324	2,439,031	6,257,782	226,146
Global Public Finance	40,567,359	637,137	855,691	9,935

Total	$153,255,683	$3,076,168	$7,113,473	$236,081

(1)	Maximum exposure to loss represents the gross maximum future payments of principal and interest on insured obligations and credit derivative contracts. Ambac’s maximum exposure to loss does not include the benefit of any financial instruments (such as reinsurance or hedge contracts) that Ambac may utilize to mitigate the risks associated with these variable interests.
(2)	Insurance assets represents the amount recorded in “Premium receivables” and “Subrogation recoverable” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(3)	Insurance liabilities represents the amount recorded in “Losses and loss expense reserve” and “Unearned premiums” for financial guarantee contracts on Ambac’s Consolidated Balance Sheets.
(4)	Derivative liabilities represents the fair value recognized on credit derivative contracts on Ambac’s Consolidated Balance Sheets.

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
(Dollars in thousands, except share amounts)

established in an amount equal to: (i) the present value of future contractual premiums due (the “contractual” method) or, (ii) if the underlying insured obligation is a homogenous pool of assets which are contractually prepayable (the “expected” method), the present value of premiums to be collected over the expected life of the transaction. An appropriate risk-free rate corresponding to the weighted average life of each policy and exposure currency is used to discount the future premiums contractually due or expected to be collected. For example, U.S. dollar exposures are discounted using U.S. Treasury rates while exposures denominated in a foreign currency are discounted using the appropriate risk-free rate for the respective currency. The weighted average risk-free rate and weighted average period of future premiums used to estimate the premium receivable at June 30, 2010 and December 31, 2009 is 3.1% and 2.7%, respectively, and 10.8 years and 10.2 years, respectively. Insured obligations consisting of homogeneous pools for which Ambac uses expected future premiums to estimate the premium receivable and UPR include residential mortgage-backed securities and consumer auto loans. As prepayment assumptions change for homogenous pool transactions, or if there is an actual prepayment for a “contractual” method installment transaction, the related premium receivable and UPR are adjusted in equal and offsetting amounts with no immediate effect on earnings using new premium cash flows and the then current risk free rate.

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

Below is the premium receivable roll-forward for the period ended June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
Premium receivable at December 31, 2009	$3,718,158
Impact of adoption of ASU 2009-17(1)	(670,997)

Premium receivable at January 1, 2010 and 2009	3,047,161	$4,622,858
Premium payments received	(145,667)	(416,280)
Adjustments for changes in expected life of homogeneous pools or contractual cash flows	(234,657)	(628,421)
Accretion of premium receivable discount	43,538	111,587
Deconsolidation of certain VIEs(1)	148,213	—
Other adjustments (including foreign exchange)	(69,235)	28,414

Premium receivable at June 30, 2010 and December 31, 2009	$2,789,353	$3,718,158

(1)	Refer to Note 3 of these consolidated unaudited financial statements for discussion of the new accounting standard.

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

The table below summarizes the future gross undiscounted premiums expected to be collected, and future expected premiums earned, net of reinsurance at June 30, 2010:

	Future premiums expected to be collected(1)	Future expected premiums to be earned, net of reinsurance(1)
Three months ended:
September 30, 2010	$62,750	$90,978
December 31, 2010	68,666	88,967

Twelve months ended:
December 31, 2011	248,787	336,977
December 31, 2012	229,962	308,605
December 31, 2013	215,494	282,012
December 31, 2014	204,869	260,842

Five years ended:
December 31, 2019	880,242	1,071,073
December 31, 2024	742,468	799,755
December 31, 2029	614,308	577,853
December 31, 2034	388,006	332,616
December 31, 2039	147,678	128,140
December 31, 2044	40,032	37,293
December 31, 2049	10,485	10,572
December 31, 2054	1,176	2,175
December 31, 2059	5	3

Total	$3,854,928	$4,327,861

(1)	The future undiscounted premiums expected to be collected and future net premiums earned disclosed in the above table relate to the discounted premium receivable asset and unearned premium liability recorded on Ambac’s balance sheet. The use of contractual lives for many bond types which do not have homogeneous pools of underlying collateral is required in the calculation of the premium receivable as described above, which results in a higher premium receivable balance than if expected lives were considered. If installment paying policies are retired early as a result of rate step-ups or other early retirement provision incentives for the issuer, premiums reflected in the premium receivable asset and amounts reported in the above table for such policies may not be collected in the future.

When an issue insured by Ambac Assurance has been retired, including those retirements due to refunding or calls, the remaining unrecognized premium is recognized at that time to the extent the financial guarantee contract is legally extinguished. Accelerated premium revenue for retired obligations for the three and six months ended June 30, 2010 was $54,308 and $66,446, respectively. Accelerated

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

premium revenue for retired obligations for the three and six months ended 2009 was $33,797 and $74,801, respectively. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated.

The table below shows premiums written on a gross and net basis for the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Financial Guarantee:
Gross premiums written	$(41,735)	$(118,420)	$(191,135)	$(157,671)
Ceded premiums written	(1,678)	158,511	16,938	187,546

Net premiums written	$(43,413)	$40,091	$(174,197)	$29,875

(5) Losses and Loss Expenses

Ambac’s financial guarantee insurance policies generally pay scheduled interest and principal if the issuer of the insured obligation fails to meet its obligation. Until the Segregated Account Rehabilitation Plan is approved it is anticipated that no claims will be paid on Segregated Account Policies, except as approved by the rehabilitation court. The loss and loss expense reserve (“loss reserve”) policy for financial guarantee insurance discussed in this footnote relates only to Ambac’s non-derivative insurance business. The policy for derivative contracts is discussed in “Derivative Contracts” below. Under ASC Topic 944 a loss reserve is recorded on the balance sheet on a policy-by-policy basis for the excess of: (a) the present value of expected net cash outflows to be paid under an insurance contract, i.e. the expected loss, over (b) the UPR for that contract. To the extent (a) is less than (b), no loss reserve is recorded. Changes to the loss reserve in subsequent periods are recorded as a loss and loss expense on the income statement. Expected losses are based upon estimates of the ultimate aggregate losses inherent in the non-derivative financial guarantee portfolio as of the reporting date. The evaluation process for determining expected losses is subject to certain estimates and judgments based on our assumptions regarding the probability of default and expected severity of performing credits as well as our active surveillance of the insured book of business and observation of deterioration in the obligor’s credit standing.

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

The population of credits evaluated in Ambac’s loss reserve process are: i) all adversely classified credits (Class IA through V) and ii) non-adversely classified credits (Class I and SL) which had an internal Ambac rating downgrade since the transaction’s inception. One of two approaches is then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and are established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, management-approved loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability-weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

The discount factor applied to both of the above described approaches is based on a risk-free discount rate corresponding to the remaining expected weighted-average life of the exposure and the exposure currency. The discount factor is updated for the current risk-free rate each reporting period. The weighted average risk-free rate used to discount loss reserves at June 30, 2010 was 2.54%.

Additional surveillance activities applied to adversely classified credits can include various actions by Ambac. The most common actions include obtaining detailed appraisal information on collateral, more

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

frequent meetings with the issuer’s or servicer’s management to review operations, financial condition and financial forecasts and more frequent analysis of the issuer’s financial statements. Senior management meets frequently with the surveillance group to review the status of their work to determine the adequacy of Ambac’s loss reserves and make any necessary adjustments.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The table below summarizes information related to policies currently included in Ambac’s loss reserves at June 30, 2010:

Surveillance Categories

	I/SL	IA	II	III	IV	V	Total
Number of policies	24	10	39	69	113	1	256
Remaining weighted-average contract period (in years)	23	13	15	12	8	10	11
Gross insured contractual payments outstanding:
Principal	2,073,329	498,443	3,483,083	12,016,589	14,017,315	47	32,088,806
Interest	405,027	237,202	2,029,672	4,958,975	3,955,015	27	11,585,918

Total	2,478,356	735,645	5,512,755	16,975,564	17,972,330	74	43,674,724

Gross undiscounted claim liability	25,021	30,470	159,492	2,735,456	6,566,218	74	9,516,731
Discount, gross claim liability	(989)	(10,003)	(24,154)	(379,635)	(1,472,098)	(26)	(1,886,905)

Gross claim liability before all subrogation and before reinsurance	24,032	20,467	135,338	2,355,821	5,094,120	48	7,629,826

Less:
Gross RMBS subrogation(1)	—	—	—	—	(2,333,972)	—	(2,333,972)
Discount, RMBS subrogation	—	—	—	—	82,990	—	82,990

Discounted RMBS subrogation, before reinsurance	—	—	—	—	(2,250,982)	—	(2,250,982)

Less:
Gross other subrogation(2)	—	(2,685)	(41)	(690,439)	(796,290)	—	(1,489,455)
Discount, other subrogation	—	1,178	10	250,333	304,079	—	555,600

Discounted other subrogation, before reinsurance	—	(1,507)	(31)	(440,106)	(492,211)	—	(933,855)

Gross claim liability, net of all subrogation, before reinsurance	24,032	18,960	135,307	1,915,715	2,350,927	48	4,444,989

Less: Unearned premium reserves	(11,517)	(9,757)	(48,054)	(186,952)	(157,474)	—	(413,754)
Plus: Loss adjustment expenses reserves	—	—	—	—	116,420	—	116,420

Claim liability reported on Balance Sheet, before reinsurance(3)	12,515	9,203	87,253	1,728,763	2,309,873	48	4,147,655

Reinsurance recoverable reported on Balance Sheet	928	121	12,297	64,886	43,475	—	121,707

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(1)	RMBS subrogation represents Ambac’s estimate of subrogation recoveries from RMBS transaction sponsors for representations and warranty breaches. Please see “Representation and Warranty Breaches by RMBS Transaction Sponsors” below for detailed discussion.
(2)	Represents subrogation other than RMBS subrogation as defined in (1) above.
(3)	Claim liability reported is included in the Consolidated Balance Sheets as follows:
	Loss and loss expense reserve (net of potential remediation subrogation of $441,959)	$5,221,886
	Subrogation recoverable (includes gross potential remediation of $1,809,023)	(1,046,610)
	Other assets (within)	(27,619)

		$4,147,657

Loss reserves on non-defaulted credits were $2,081,179 and $2,646,517 at June 30, 2010 and December 31, 2009, respectively. These loss reserves were comprised of 145 credits with net par of $17,162,233 at June 30, 2010 and 130 credits with net par of $21,424,301 at December 31, 2009. Loss reserves on defaulted credits were $1,846,050 and $1,098,352 at June 30, 2010 and December 31, 2009, respectively, comprising 110 credits with net par outstandings of $12,914,892 at June 30, 2010 and 85 credits with net par outstanding of $11,345,697 at December 31, 2009. Included in loss reserves at June 30, 2010 are $655,468 of claims that were presented and not paid under the claim moratorium on the Segregated Account, as required by the OCI. Loss expense reserves were also established for significant surveillance and mitigation expenses associated with adversely classified credits. Total loss expense reserves were $114,201 and $32,452 at June 30, 2010 and December 31, 2009, respectively. Loss reserves ceded to reinsurers at June 30, 2010 and December 31, 2009 were $106,570 and $64,311, respectively. Amounts were included in reinsurance recoverable on paid and unpaid losses on the Consolidated Balance Sheet.

Representation and Warranty Breaches by RMBS Transaction Sponsors:

In an effort to better understand the unprecedented levels of mortgage delinquencies, Ambac engaged consultants with significant mortgage lending experience to review the underwriting documentation for mortgage loans underlying certain insured RMBS transactions. These transactions which have exhibited exceptionally poor performance were chosen for further examination of the underwriting documentation supporting the underlying loans. Factors Ambac believes to be indicative of this poor performance include (i) increased levels of early payment defaults, (ii) the significant number of loan liquidations or charge-offs and resulting high level of losses, and (iii) the rapid elimination of credit protections inherent in the transactions’ structures. With respect to item (ii), “loan liquidations” refers to loans for which the servicer has liquidated the related collateral and the securitization has realized losses on the loan; “charge-offs” refers to loans which have been written off as uncollectible by the servicer, thereby generating no recoveries to the securitization, and may also refer to the unrecovered balance of liquidated loans. In either case, the servicer has taken such actions as it has deemed viable to recover against the collateral, and the securitization has incurred losses to the extent such actions did not fully repay the borrower’s obligations. Generally, the sponsor of the transaction provides representations and warranties with respect to the securitized loans including the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Per the transaction documents, the sponsor of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. Substitution is generally limited to two years from the closing of the transaction and the cure remedy is permitted only to the extent cure is possible.

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
(Dollars in thousands, except share amounts)

depending on the transaction, the sponsor is contractually required to repurchase the loan (a) for loans which have not been liquidated or charged off, either at (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss. Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and associated Segregated Account Rehabilitation Proceeding, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will, once again, pay claims after the Rehabilitation Plan has been approved in court. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. With respect to transactions for which Ambac has recorded estimated subrogation recoveries (as further described below), Ambac insures all or a portion of the senior tranches in the capital structure of the issuer, thus any sponsor cash received from loan repurchases would entirely benefit Ambac or Ambac insured note holders. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

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

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through regular trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s repurchase obligation under the random sample approach. Third, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the settlement negotiation and litigation processes) was then applied to the estimated repurchase obligation to compute the undiscounted

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

subrogation recovery. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied (using the assumptions discussed in the paragraph subsequent to the next table below) to the undiscounted subrogation recovery to compute the estimated subrogation recovery.

Due to the nature of the sampling methodology used, the subrogation recovery estimate we have recorded based on the above-described random sample approach includes all breached loans which we believe the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which we do not anticipate defaulting (i.e. performing loans). In theory, a performing loan should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy. Nonetheless, we have recorded a subrogation recovery for certain performing loans because we believe the breaches of representations and warranties are so pervasive that a judicial court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, we believe there is established precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. We believe the court would likely require a monetary settlement based on a reasonable methodology, such as our random sample approach, and limit such a settlement to Ambac’s ever-to-date paid losses plus the present value of expected future paid losses for each policy. That is, the settlement monies would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, individual loans would not be repurchased from the trust. In either case those settlement monies would offset past and future Ambac claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, we believe the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraph, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At June 30, 2010, the adverse sample approach is used for 14 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(ii)	The adverse sample approach is only based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance must be used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 35% of the value of the impaired population of loans, only approximately 4% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries from $2,046.8 million ($2,026.3 million net of reinsurance) at December 31, 2009 to $2,251.0 million ($2,227.2 million net of reinsurance) at June 30, 2010. The balance of subrogation recoveries and the related claim liabilities at June 30, 2010 and December 31, 2009 are as follows:

($ in millions)
	June 30, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	14	(2)	$1,497.2	$(610.7)	$886.5
Random samples	12	(3)	857.1	(1,640.3)	(783.2)

Totals	26		$2,354.3	$(2,251.0)	$103.3

($ in millions)
	December 31, 2009
Method	Count	Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	10	$759.4	$(460.6)	$298.8
Random samples	9	937.3	(1,586.2)	(648.9)

Totals	19	$1,696.7	$(2,046.8)	$(350.1)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,251.0 million of subrogation recoveries recorded at June 30, 2010, $1,809.0 million was included in “Subrogation recoverable” and $442.0 million was included in “Loss and loss expense reserves.”
(2)	Of these 14 transactions, 9 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.0%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and five first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 26 transactions which have been reviewed as of June 30, 2010. While our contractual recourse is generally to the sponsor/subsidiary, rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgement that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through June 30, 2010:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$(1,586.2)	9	$(460.6)	10

Changes recognized in 2010:
Additional transactions reviewed	(80.1)	3	(87.5)	4
Additional adverse sample loans reviewed	—	n/a	(48.6)	n/a
Loans repurchased by the sponsor	—	n/a	9.5	n/a

Subtotal of changes recognized in current period	(80.1)	12	(126.6)	4

Changes from re-estimation of opening balance:
Increase in estimated time to recovery	7.4	n/a	18.0	n/a
Change in pre-recovery loss reserves	21.1	n/a	(24.0)	n/a
Other	(2.5)	n/a	(17.5)	n/a

Subtotal of changes from re-estimation of opening balance	26.0	—	(23.5)	—

Discounted RMBS subrogation (gross of reinsurance) at 6/30/10	$(1,640.3)	12	$(610.7)	14

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes the changes in the total net loss reserves for the six months ended June 30, 2010:

($ in millions)	Six Months Ended June 30, 2010
Loss reserves at December 31, 2009, net of subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves, net of subrogation recoverable and reinsurance	3,273.5

Changes in the loss reserves due to:
Current year:
Establishment of new loss reserves, gross of subrogation and net of reinsurance	141.0
Claim payments, net of subrogation and reinsurance	4.2
Establishment of subrogation recoveries, net of reinsurance	(82.4)

Total current year	62.8
Prior year:
Change in previously established loss reserves, gross of subrogation and net of reinsurance	472.3
Change in previously established subrogation recoveries, net of reinsurance	(118.5)
Claim payments, net of subrogation recoverable and reinsurance	(195.4)

Total prior year	158.4
Changes in loss reserves	221.2
Deconsolidation of certain VIEs(1)	546.7

Ending loss reserves, net of subrogation recoverable and reinsurance	$4,041.4

(1)	Refer to Note 3 of this Consolidated Unaudited Financial Statements for discussion of ASU 2009-17.

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

All derivative contracts are recorded on the Consolidated Balance Sheets at fair value on a gross basis; assets and liabilities are netted by customer only when a legal right of offset exists. Ambac elects to not offset fair value amounts recognized for the right to reclaim cash collateral or futures margin or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The amounts representing the right to reclaim cash collateral and posted margin, recorded in “Other assets” were $71,209 and $119,456 as of June 30, 2010 and December 31, 2009, respectively. The amounts representing the obligation to return cash collateral, recorded in “Other liabilities” were $4,350 and $90,009 as of June 30, 2010 and December 31, 2009, respectively. The following tables summarize the location and fair values of individual derivative instruments reported in the Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009. Amounts are presented gross of the effect of offsetting balances even where a legal right of offset exists:

Fair Values of Derivative Instruments

	Derivative Asset		Derivative Liability
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair value
June 30, 2010:
Derivatives held for trading
Credit derivatives	Derivative assets	$209,619	Derivative liabilities	$241,009
Interest rate swaps	Derivative assets	413,907	Derivative liabilities	194,339
	Derivative liabilities	1,856	Derivative assets	124,411
Currency swaps	Derivative assets	7,262	Derivative liabilities	8,524
	Derivative liabilities	—	Derivative assets	2,253
Futures contracts	Derivative assets	—	Derivative liabilities	9,820
Other contracts	Derivative assets	—	Derivative liabilities	300

Total derivatives held for trading		632,644		580,656

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative liabilities	—	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		—		—

Total derivatives		$632,644		$580,656

Variable Interest Entities	Derivative assets	$4,546	Derivative liabilities	$1,277,302

December 31, 2009:
Derivatives held for trading
Credit derivatives	Derivative assets	$212,402	Derivative liabilities	$3,251,893
Interest rate swaps	Derivative assets	217,855	Derivative liabilities	320,766
	Derivative liabilities	121,914	Derivative assets	14,013
Currency swaps	Derivative assets	76,347	Derivative liabilities	85,396
	Derivative liabilities	—	Derivative assets	18,574
Futures contracts	Derivative assets	10,125	Derivative liabilities	—
Other contracts	Derivative assets	—	Derivative liabilities	717

Total derivatives held for trading		638,643		3,691,359

Non-trading derivatives not designated as hedging instruments under ASC Topic 815
Interest rate swaps	Derivative assets	12,352	Derivative liabilities	—

Total non-trading derivatives not designated as hedging instruments under ASC Topic 815		12,352		—

Total derivatives		$650,995		$3,691,359

Variable Interest Entities	Derivative assets	$109,411	Derivative liabilities	$—

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Derivative Contracts Classified as Held for Trading Purposes:

Financial Guarantee Credit Derivatives:

Until the third quarter of 2007, Ambac’s subsidiary, Ambac Credit Products (“ACP”) sold credit protection by entering into credit derivatives, primarily in the form of credit default swap contracts (“CDS contracts”), with various financial institutions. In a limited number of contracts, the Company purchased credit protection on a portion of the risk written from reinsurance companies or other financial companies. Credit derivative assets included in the Consolidated Balance Sheets as of June 30, 2010 arose from such purchased credit default swaps.

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

In a small number of transactions, ACP is required to (i) make a payment equal to the difference between the par value and market value of the underlying obligation or (ii) purchase the underlying obligation at its par value and a loss is realized for the difference between the par and market value of the underlying obligation. There are less than 25 transactions, which are not “pay-as-you-go”, with a combined notional of approximately $1,959,973 and a net liability fair value of $11,170 as of June 30, 2010. All except one deal carry an internal rating of A or better. These transactions are primarily in the form of CLOs written between 2002 and 2005.

Substantially all of ACP’s credit derivative contracts relate to structured finance transactions. Credit derivatives issued by ACP are insured by Ambac Assurance. None of our outstanding credit derivative transactions at June 30, 2010 include ratings based collateral-posting triggers or otherwise require Ambac to post collateral regardless of Ambac’s ratings or the size of the mark to market exposure to Ambac.

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

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes the net par outstanding for CDS contracts, by Ambac rating, for each major category as of June 30, 2010:

Ambac Rating	CLO	Other(1)	Total
AAA	$808,075	$3,221,536	$4,029,611
AA	9,190,133	907,664	10,097,797
A	2,434,520	2,917,667	5,352,187
BBB	43,094	825,789	868,883
Below investment grade	132,171	—	132,171

	$12,607,993	$7,872,656	$20,480,649

(1)	Other CDS contracts include primarily Market Value CDOs, CDO of ABS containing less than 25% MBS and various other asset classes.

The tables below summarize information by major category as of June 30, 2010 and December 31, 2009:

June 30, 2010

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	—	64	32	96
Remaining expected weighted-average life of obligations (in years)	—	3.7	4.4	3.9
Gross principal notional outstanding	$—	$12,607,993	$7,872,656	$20,480,649
Hedge principal notional outstanding	$—	—	—	—
Net derivative assets (liabilities) at fair value	$209,619	$(81,336)	$(159,673)	$(31,390)

December 31, 2009

	CDO of ABS	CLO	Other	Total
Number of CDS transactions	19	76	37	132
Remaining expected weighted-average life of obligations (in years)	25.3	4.2	4.8	12.5
Gross principal notional outstanding	$17,052,686	$17,774,666	$8,783,969	$43,611,321
Hedge principal notional outstanding	$335,000	$—	$—	$335,000
Net derivative assets (liabilities) at fair value	$(2,253,341)	$(381,707)	$(404,443)	$(3,039,491)

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
(Dollars in thousands, except share amounts)

included in net fair value of credit derivatives was $209,619 and $212,402 at June 30, 2010 and December 31, 2009, respectively. The credit derivative assets at June 30, 2010 represent the amount due under hedge contracts on certain of the company’s written credit derivative exposures that were commuted under the Settlement Agreement effective June 7, 2010 (as further described in Note 1).

Ambac’s credit derivative contracts are accounted for at fair value since they do not qualify for the financial guarantee scope exception under ASC Topic 815. Changes in fair value are recorded in “Net change in fair value of credit derivatives” on the Consolidated Statements of Operations. The “Realized gains and losses and other settlements” component of this income statement line includes (i) premiums received and accrued on written credit derivative contracts, (ii) premiums paid and accrued on purchased credit derivative contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and recoverable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. Paid losses included in realized gains and losses and other settlements were $2,994,794 and $2,994,532 for the three and six months ended June 30, 2010, respectively, and $17,248 and $23,784 for the three and six months ended June 30, 2009, respectively. The “Unrealized gains (losses)” component of this income statement line includes all other changes in fair value, including reductions in the fair value of liabilities as they are paid or settled. Refer to Note 11 for a detailed description of the components of our credit derivative contracts’ fair value.

Although CDS contracts are accounted for at fair value in accordance with ASC Topic 815, they are surveilled similar to non-derivative financial guarantee contracts. As with financial guarantee insurance policies, Ambac’s surveillance group tracks credit migration of CDS contracts’ reference obligations from period to period. Adversely classified credits are assigned risk classifications by the surveillance group using the guidelines described above. As a result of the Settlement Agreement described in Note 1, there are no CDS contracts on Ambac’s adversely classified credit listing as of June 30, 2010.

Financial Services Derivative Products:

Ambac, through its subsidiary Ambac Financial Services, provided interest rate and currency swaps to states, municipalities and their authorities, asset-backed issuers and other entities in connection with their financings. The interest rate swaps provided typically require Ambac Financial Services to receive a fixed rate and pay either a tax-exempt index rate or an issue-specific bond rate on a variable-rate bond. Ambac Financial Services manages its interest rate swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates on Ambac’s financial guarantee exposures. Within the trading derivatives portfolio, Ambac Financial Services enters into interest rate and currency swaps with professional counterparties and uses exchange traded U.S. Treasury futures with the objective of managing overall exposure to benchmark interest rates and currency risk exposure. Basis risk in the portfolio arises primarily from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in the counterparty bond issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom. Ambac has economically hedged the risk of interest rate increases through Ambac Financial Service’s trading derivatives portfolio to mitigate floating rate obligations elsewhere in the Company, including in the credit derivative portfolio.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The notional amounts of Ambac Financial Services’ trading derivative products at June 30, 2010 and December 31, 2009 are as follows:

Type of derivative	Notional at June 30, 2010	Notional at December 31, 2009
Interest rate swaps—receive-fixed/pay-variable	$1,663,796	$2,040,984
Interest rate swaps—pay-fixed/receive-variable	2,940,118	2,862,866
Interest rate swaps—basis swaps	231,250	641,370
Currency swaps	117,390	1,165,213
Futures contracts	378,000	394,200
Other contracts	154,470	241,641

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

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and six months ended June 30, 2010:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended June 30, 2010	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Six months ended June 30, 2010
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$202,182	$35,042
Financial Services derivatives products:
Interest rate swaps	Derivative products	(37,336)	(15,707)
Currency swaps	Derivative products	1,875	(70,238)
Futures contracts	Derivative products	(35,184)	(43,424)
Other derivatives	Derivative products	(372)	102

Total Financial Services derivative products		(71,017)	(129,267)

Total derivative contracts held for trading purposes		$131,165	$(94,225)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes the location and amount of gains and losses of derivative contracts held for trading purposes in the Consolidated Statements of Operations for the three and six months ended June 30, 2009:

	Location of Gain or (Loss) Recognized in Consolidated Statement of Operations	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Three months ended June 30, 2009	Amount of Gain or (Loss) Recognized in Consolidated Statement of Operations – Six months ended June 30, 2009
Financial Guarantee:
Credit derivatives	Net change in fair value of credit derivatives	$963	$1,546,813
Financial Services derivatives products:
Interest rate swaps	Derivative products	(48,417)	(63,070)
Currency swaps	Derivative products	(4,551)	(4,838)
Total return swaps	Net change in fair value of total return swap contracts	22,052	11,671
Futures contracts	Derivative products	8,460	8,460
Other derivatives	Derivative products	265	680

Total Financial Services derivative products		(22,191)	(47,097)

Total derivative contracts held for trading purposes		$(21,228)	$1,499,716

Derivative Contracts used for Non-Trading and Hedging Purposes:

Interest rate and currency swaps are used to manage the risk of changes in fair value or cash flows caused by variations in interest rates and foreign currency exchange rates. These risks exist within the investment agreement business primarily related to differences in coupon interest terms between investment agreement contracts and invested assets that support those contracts. In order to qualify for hedge accounting, a derivative must be considered highly effective at reducing the risk associated with the exposure being hedged. Each derivative must be designated as a hedge, with documentation of the risk management objective and strategy, including identification of the hedging instrument, the hedged item, the risk exposure, and how effectiveness will be assessed prospectively and retrospectively. The extent to which a hedging instrument is effective at achieving offsetting changes in fair values or cash flows must be assessed at least quarterly. Any ineffectiveness must be reported in net income. Derivatives may be used for non-trading and hedging purposes, even if they do not meet the technical requirements for hedge accounting under ASC Topic 815. The number of designated hedges under ASC Topic 815 has been declining with the runoff of the investment agreement portfolio and, as of December 31, 2009, no accounting hedges remain in the company’s portfolio. In the second quarter 2010, all remaining derivatives of the investment agreement business were terminated.

The notional amounts of Ambac’s derivative contracts used for non-trading and hedging purposes at June 30, 2010 and December 31, 2009 are as follows:

	Notional at June 30, 2010	Notional at December 31, 2009
Derivatives not designated or qualifying as hedging instruments under ASC Topic 815:
Interest rate swaps	$—	$150,982

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
(Dollars in thousands, except share amounts)

the change in fair value of the derivative contract, excluding accrued interest, is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts” in the Consolidated Statements of Operations. The change in fair value of the hedged asset or liability attributable to the hedged risk adjusts the carrying amount of the hedged item and is recorded as a component of “Net mark-to-market (losses) gains on non-trading derivative contracts.” Changes in the accrued interest component of the derivative contract are recorded as an offset to changes in the accrued interest component of the hedged item. As noted above, all designated hedge relationships under ASC Topic 815 were terminated by December 31, 2009. There were no designated accounting hedges in 2010.

The following table summarizes the location and amount of gains and losses of fair value hedges designated under ASC Topic 815 and related hedge item reported in the Consolidated Statements of Operations for the three and six months ended June 30, 2009:

Three months ended June 30, 2009:

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
(Dollars in thousands, except share amounts)

December 31, 2009. There were no designated accounting hedges in 2010. In the first quarter of 2010, all remaining deferred gains on derivative instruments previously reported in Accumulated Other Comprehensive Loss have been reclassified to net income resulting in a gain of $1,156, included in “Net mark-to-market gains (losses) on non-trading derivative contracts” for the six months ended June 30, 2010.

The following table summarizes the location and amount of gains and losses of cash flow hedges reported in the Consolidated Statements of Operations for the three and six month periods ended June 30, 2009:

Three months ended June 30, 2009:

Derivatives in ASC Topic 815 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate swaps	$(458)	Financial Services: Investment income	$874	Net mark-to-market gains (losses) on non-trading derivative contracts	$28

Six months ended June 30, 2009:

Derivatives in ASC Topic 815 Cash Flow Hedge Relationships	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income (Ineffective Portion)
Interest rate swaps	$(1,057)	Financial Services: Investment income	$(1,715)	Net mark-to- market gains (losses) on non-trading derivative contracts	$56

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

Ambac’s operating subsidiaries enter into non-trading derivative contracts for the purpose of economically hedging exposures to fair value or cash flow changes caused by fluctuations in interest rates and foreign currency rates. Such contracts include derivatives that do not meet the technical requirements for hedging under ASC Topic 815. Net gains (losses) recognized on such contracts recognized as part of net mark-to-market gains (losses) on non-trading derivative contracts was ($11,556) and $(15,451) for the three and six months ended June 30, 2010, respectively, and $6,780 and $6,782 for the three and six months ended June 30, 2009, respectively.

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

As of June 30, 2010, the aggregate fair value of all derivative instruments with contingent features linked to Ambac’s own credit risk that are in a net liability position after considering legal rights of offset was $105,886 related to which Ambac had posted assets as collateral with a fair value of $177,260. All such ratings-based contingent features have been triggered as of June 30, 2010, requiring maximum collateral levels to be posted by Ambac and allowing counterparties to elect to terminate the contracts. Assuming all contracts terminated on June 30, 2010, settlement of collateral balances and net derivative liabilities would result in a net receipt of cash and/or securities by Ambac. If counterparties elect to exercise their right to terminate, the actual termination payment amounts will be determined in accordance with derivative contract terms, which may result in amounts that differ from market values as reported in Ambac’s financial statements.

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

As of June 30, 2010 and December 31, 2009, the liability for unrecognized tax benefits is approximately $22,950 and $22,850, respectively. Included in these balances at June 30, 2010 and December 31, 2009 are $22,950 and $22,850, respectively, of unrecognized tax benefits that, if recognized, would affect the effective tax rate.

Ambac accrues interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the six months ended June 30, 2010 and 2009, Ambac recognized interest of approximately $100 and $2,050, respectively. During the three months ended June 30, 2010 and 2009,

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Ambac recognized interest of approximately $50 and $1,025, respectively. Ambac had approximately $15,120 and $15,020 for the payment of interest accrued at June 30, 2010 and December 31, 2009, respectively.

As a result of the development of additional losses and the related impact on the Company’s cash flows, management believes it is more likely than not that the Company will not generate sufficient taxable income to recover the deferred tax operating asset. As of June 30, 2010 a full valuation allowance of $2,653,544 has been established against the deferred tax asset, including a reduction of $245,714 charged against equity for adoption of ASU 2009-17 and an increase of $140,488 resulting from post adoption reversals reflected in income. As of December 31, 2009, the company had a valuation allowance of $2,701,493.

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
(Dollars in thousands, except share amounts)

VIE investments in fixed income securities are carried at fair value under the fair value option in accordance with ASC Topic 825. For additional information about VIE investments, including fair value by asset-type, see Note 3. The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2010 and December 31, 2009 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Non-credit other- than-temporary Impairments(1)
June 30, 2010
Fixed income securities:
Municipal obligations	$2,030,470	$90,267	$5,137	$2,115,600	$—
Corporate obligations	882,579	42,282	29,556	895,305	—
Foreign obligations	108,583	6,359	—	114,942	—
U.S. government obligations	184,735	7,916	—	192,651	—
U.S. agency obligations	85,202	7,445	—	92,647	—
Residential mortgage-backed securities	1,307,396	221,432	53,698	1,475,130	2,323
Collateralized debt obligations	42,598	24	16,386	26,236	—
Other asset-backed securities	1,026,737	37,188	51,266	1,012,659	—
Short-term	514,780	—	—	514,780	—
Other	100	—	—	100	—

	6,183,180	412,913	156,043	6,440,050	2,323

Fixed income securities pledged as collateral:
U.S. government obligations	110,252	2,814	—	113,066	—
U.S. agency obligations	—	—	—	—	—
Residential mortgage-backed securities	13,514	852	—	14,366	—

Total collateralized investments	123,766	3,666	—	127,432	—

Total investments	$6,306,946	$416,579	$156,043	$6,567,482	$2,323

December 31, 2009 Fixed income securities:
Municipal obligations	$3,103,761	$117,095	$15,376	$3,205,480	$—
Corporate obligations	859,797	19,003	37,582	841,218	—
Foreign obligations	158,498	10,368	1,215	167,651	—
U.S. government obligations	230,587	3,541	712	233,416	—
U.S. agency obligations	68,719	4,877	116	73,480	—
Residential mortgage-backed securities	1,644,580	190,273	96,055	1,738,798	17,276
Collateralized debt obligations	79,135	22	22,706	56,451	—
Asset-backed securities	1,460,488	1,228	205,640	1,256,076	—
Short-term	962,007	—	—	962,007	—
Other	1,278	—	—	1,278	—

	8,568,850	346,407	379,402	8,535,855	17,276

Fixed income securities pledged as collateral:
U.S. government obligations	122,139	1,688	777	123,050	—
U.S. agency obligations	16,832	617	—	17,449	—
Residential mortgage-backed securities	25,385	1,482	—	26,867	—

Total collateralized investments	164,356	3,787	777	167,366	—

Total investments	$8,733,206	$350,194	$380,179	$8,703,221	$17,276

(1)	Represents the amount of cumulative non-credit other-than-temporary impairment losses recognized in accumulated other comprehensive loss on securities that also had a credit impairment. These losses are included in gross unrealized losses as of June 30, 2010 and December 31, 2009.

Foreign obligations at June 30, 2010 consist primarily of government issued securities which are denominated in Pounds Sterling. All Euro and Australian dollar denominated securities held as of December 31, 2009 were sold in the first quarter of 2010.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The amortized cost and estimated fair value of investments, excluding VIE investments, at June 30, 2010, by contractual maturity, were as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$656,182	$657,408
Due after one year through five years	804,056	841,783
Due after five years through ten years	755,747	781,985
Due after ten years	1,700,716	1,757,915

	3,916,701	4,039,091
Residential mortgage-backed securities	1,320,910	1,489,496
Collateralized debt obligations	42,598	26,236
Other asset-backed securities	1,026,737	1,012,659

	$6,306,946	$6,567,482

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses:

The following table shows gross unrealized losses and fair values of Ambac’s investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
June 30, 2010:
Fixed income securities:
Municipal obligations.	$—	$—	$72,185	$5,137	$72,185	$5,137
Corporate obligations	75,155	6,370	168,847	23,186	244,002	29,556
Foreign obligations	—	—	—	—	—	—
U.S. government obligations	—	—	—	—	—	—
U.S. agency obligations	—	—	—	—	—	—
Residential mortgage-backed securities	31,912	1,485	130,005	52,213	161,917	53,698
Collateralized debt obligations	4,866	2,290	21,346	14,096	26,212	16,386
Other asset-backed securities	36,449	3,020	520,692	48,246	557,141	51,266

Total temporarily impaired securities	$148,382	$13,165	$913,075	$142,878	$1,061,457	$156,043

December 31, 2009:
Fixed income securities:
Municipal obligations	$118,770	$4,073	$90,775	$11,303	$209,545	$15,376
Corporate obligations	182,129	9,011	188,634	28,571	370,763	37,582
Foreign obligations	21,037	471	4,938	744	25,975	1,215
U.S. government obligations	68,073	1,489	—	—	68,073	1,489
U.S. agency obligations	4,345	116	—	—	4,345	116
Residential mortgage-backed securities	220,419	16,351	128,991	79,704	349,410	96,055
Collateralized debt obligations	4,541	3,716	51,888	18,990	56,429	22,706
Other asset-backed securities	380,426	43,029	735,190	162,611	1,115,616	205,640

Total temporarily impaired securities	$999,740	$78,256	$1,200,416	$301,923	$2,200,156	$380,179

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
(Dollars in thousands, except share amounts)

below amortized cost or declines in external credit ratings from the time the securities were purchased. Management has determined that the unrealized losses reflected in the table above are temporary in nature as of June 30, 2010 and December 31, 2009 based upon (i) no principal and interest payment defaults on these securities; (ii) analysis of the creditworthiness of the issuer and financial guarantor, as applicable, and analysis of projected defaults on the underlying collateral; (iii) management has no intent to sell these investments in debt securities; and (iv) it is not more likely than not that Ambac will be required to sell these debt securities before the anticipated recovery of its amortized cost basis. The assessment under (iv) is based on a comparison of future available liquidity from the fixed income investment portfolio against the projected net cash outflow from operating activities and debt service. For purposes of this assessment, available liquidity from the fixed income investment portfolio is comprised of the fair value of securities for which management has asserted its intent to sell plus the scheduled maturities and interest payments from the remaining securities in the portfolio. As of June 30, 2010, management had the intent to sell securities with a total fair value of $2,119,111, which is considered to be immediately available for liquidity needs in our analysis. To the extent that securities that management intends to sell are in an unrealized loss position, they would have already been considered other-than-temporarily impaired with the amortized cost written down to fair value. Because the above-described assessment indicates that future available liquidity exceeds projected net cash outflow, it is not more likely than not that we would be required to sell additional securities, other than those already identified for sale, before the recovery of their amortized cost basis. In the liquidity assessment described above, principal payments on securities pledged as collateral are not considered to be available for other liquidity needs until the collateralized positions are projected to be settled. Projected interest receipts on securities pledged as collateral generally belong to Ambac and are considered to be sources of available liquidity from the investment portfolio. As of June 30, 2010, for securities that have indications of possible other-than-temporary impairment but which management does not intend to sell and will not more likely than not be required to sell, management compared the present value of cash flows expected to be collected to the amortized cost basis of the securities to assess whether the amortized cost will be recovered. Cash flows were discounted at the effective interest rate implicit in the security at the date of acquisition. For floating rate securities, future cash flows and the discount rate used were both adjusted to reflect changes in the index rate applicable to each security as of the evaluation date.

Of the securities that were in a gross unrealized loss position at June 30, 2010, $77,094 of the total fair value and $10,587 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $32,951 and unrealized loss balance of $1,617. Of the securities that were in a gross unrealized loss position at December 31, 2009, $114,391 of the total fair value and $34,987 of the unrealized loss related to below investment grade securities and non-rated securities. These included residential mortgage-backed securities that were rated below investment grade which had a total fair value of $63,088 and unrealized loss balance of $16,343.

Corporate obligations:

The decrease in gross unrealized losses on corporate obligations during the six months ended June 30, 2010 is the result of lower interest rates, partially offset by credit spread widening. Of the $23,186 of unrealized losses on corporate obligations greater than 12 months, one security comprises $11,113 of the total. This security, which is a closed-block life insurance issuance that is insured by Assured Guaranty Municipal Corporation, has been in an unrealized loss position for 30 months. The unrealized loss on this security is the result of general credit spread widening on life insurers. Given the insured rating of AA- and Investment Grade underlying rating, management believes that timely receipt of all principal and interest is probable.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Residential mortgage-backed securities:

The gross unrealized loss on mortgage-backed securities as of June 30, 2010 is primarily related to Alt-A residential mortgage-backed securities. Of the $52,213 of unrealized losses on mortgage-backed securities for greater than 12 months, $51,239 or 98.1%, is attributable to 16 individual Alt-A securities. These individual securities have been in an unrealized loss position for 30 months. Each of these Alt-A securities have very similar characteristics such as vintage of the underlying collateral (2004-2007) and placement in the structure (generally class-A tranche rated triple-A at issuance). The significant declines in fair value relate to the actual and potential effects of declining U.S. housing prices and the current recession in general on the performance of collateral underlying residential mortgage backed securities. This has been reflected in decreased liquidity for RMBS securities and increased risk premiums demanded by investors resulting in a required return on investment that is significantly higher than historically experienced.

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

Other asset-backed securities:

The decrease in gross unrealized losses on other asset-backed securities during the six months ended June 30, 2010 is the result of sales of other asset-backed securities as well as the effect of improved market liquidity for certain higher quality, shorter term consumer asset-backed securities. Of the $48,246 of unrealized losses on other asset-based securities greater than 12 months, two credit card positions comprise $8,008 of the total. These individual securities have been in an unrealized loss position for 21 months. As part of the quarterly impairment review process, management monitors each deal’s performance metrics and other available qualitative and fundamental information in developing an analytical opinion. Ambac determined that there is sufficient credit enhancement to mitigate recent market stresses. Management believes that the timely receipt of all principal and interest from other asset-backed securities is probable.

Realized Gains and Losses and Other-Than-Temporary Impairments:

The following table details amounts included in net realized investment gains (losses) and other-than-temporary impairments included in earnings for the three and six months ended June 30, 2010 and 2009:

	Three-months ended June 30,		Six-months ended June 30,
	2010	2009	2010	2009
Gross realized gains on securities	$22,128	$28,907	$152,653	$48,333
Gross realized losses on securities	(10,870)	(45,451)	(85,870)	(51,888)
NCFE recoveries	—	—	—	13
Net gain on investment agreement terminations	73,511	18,018	73,516	120,815
Foreign exchange (losses) gains	(656)	3,926	363	3,155

Net realized gains/losses, excluding other-than-temporary impairments	84,113	5,400	140,662	120,428
Net other-than-temporary impairments(1)	(10,566)	(862,102)	(41,915)	(1,692,333)
Gain on extinguishment of debt	10,693	—	10,693	—

Total net realized gains (losses) and other-than-temporary impairments included in earnings	$84,240	$(856,702)	$109,440	$(1,571,905)

(1)	Other-than-temporary impairments since April 1, 2009 exclude impairment amounts recorded in other comprehensive income under ASC Paragraph 320-10-65-1, which comprise non-credit related amounts on securities that are credit impaired but which management does not intend to sell and it is not more likely than not that the company will be required to sell before recovery of the amortized cost basis.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Other-than-temporary impairments for the six months ended June 30, 2010 included charges of $17,147 to write-down the amortized cost basis of tax-exempt municipal bonds and student loan securities to fair value at their respective impairment dates as a result of management’s intent to sell securities in connection with plans to reposition the investment portfolio and to meet general liquidity needs. Additionally, other-than-temporary impairment charges to earnings in 2010 included $24,768 in credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses. Other-than-temporary impairment charges were $862,102 and $1,692,333 for the three and six month period ended June 30, 2009, respectively. Charges in 2009 included $0 and $830,231 for the three and six months ended June 30, respectively, related to write-downs of certain securities that were believed to be credit impaired and $862,102 for the three and six months ended June 30, 2009, related to securities that management had the intent to sell primarily to meet financial services liquidity needs at that time.

Credit losses on Ambac-guaranteed securities which are included in other-than-temporary impairments for the three and six months ended June 30, 2010 were estimated using market accepted cash flow models and inputs consistent with those used to develop loss reserves described in Note 5. These credit losses relate primarily to Ambac-guaranteed RMBS senior bonds collateralized by either first or second lien mortgage products. Pool cash flows are run through a market accepted deal model library based on either loan level or pool level assumptions for underlying collaterals to project cash flows on the bond level. Each RMBS transaction structural features are modeled, including loss allocations, triggers, prepayment penalty allocations, and interest-rate hedges. Through the deal model waterfalls we generate principal and interest cash flow vectors for each tranche in the portfolio. For investments collateralized by first-lien mortgages, we employ a loan-level model which uses regression analysis derived from a subset of two million mortgages from a proprietary database to estimate the effect of projected Home Price Appreciation, unemployment, and interest rates on individual mortgages based on their individual characteristics. Variable values and loan conditions are updated monthly. The model runs 300 simulations for each transaction. The heart of the framework, the discrete choice credit module, estimates the probability of monthly loan level credit performance evolutions through time across eight possible status states (current, 30 day delinquent, 60 day delinquent, 90 + day delinquent, foreclosure, REO, prepay, and default). Specific inputs used include: property type; occupancy; purpose; documentation; lien type; time to payment shock; effective LTV; change of monthly LTV; FICO score; debt to income ratio; mortgage rate; initial spread; loan age; delinquency history; and macroeconomic factors including interest rates, unemployment rate, HPA rate, loan modification program and government rescue plan. Our loss estimates for the second lien products in the RMBS portfolio were based on pool level assumptions. A monthly roll-rate methodology was applied to project future prepayment, default, and severity vectors on a pool-specific basis. We examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days, and default) and used this data along with the most recent delinquency information to project a default curve for the life of the transaction. Lifetime prepayment and loss severity factors were also projected by

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

examining historical data. Specific inputs we used were: roll rates; initial delinquencies; prepayment rates; loss severity and burnout. These modeling results on the underlying bonds are used along with assumptions about future guarantor claim payments as described below to determine credit losses. Under the Segregated Account Rehabilitation Plan, management anticipates that future claim payments made by Ambac Assurance on these securities would be approximately 25% in cash and 75% in surplus notes. All future cash payments on the surplus notes are subject to approval of OCI. The calculation of partial cash payments by the guarantor is highly subjective and not readily available through market standard cash flow tools. To consider the uncertainty of guarantor cash payments, particularly on the surplus notes, our analysis of credit impairment of Ambac-guaranteed securities in our investment portfolio reflects a weighted average of estimated future cash flows under two scenarios: (i) the “with guarantor” scenario in which Ambac Assurance pays 100% of its claims in cash (weighted 30%) and (ii) the “without guarantor” scenario that fully excludes payments from Ambac Assurance (weighted 70%). Although the Segregated Account Rehabilitation Plan contemplates payments of 25% of claims in cash, we have applied 30% weight to the “with guarantor” scenario to reflect assumed market participants’ expectations of future cash payments from the surplus notes.

The following table presents a roll-forward of Ambac’s cumulative credit impairments that were recognized in earnings on securities held as of June 30, 2010:

Credit Impairment
Balance as of January 1, 2010	$98,654
Additions for credit impairments recognized on(1):
Securities not previously impaired	15,909
Securities previously impaired	8,859
Reductions for credit impairments previously recognized on:
Securities that matured or were sold during the period	(1,296)

Balance as of June 30, 2010	$122,126

(1)	These additions are included in the Financial Guarantee net other-than-temporary impairment losses recognized in earnings of $41,915 in the Consolidated Statements of Operations, as well as impairments on securities for which Ambac intended to sell.

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
(Dollars in thousands, except share amounts)

The following table presents (i) the sources of collateral either received from various counterparties where Ambac is permitted to sell or re-pledge or directly held in the investment portfolio and (ii) how that collateral was pledged to various investment and payment agreement, derivative and repurchase agreement counterparties at June 30, 2010 and December 31, 2009:

	Fair Value of Cash and Underlying Securities	Fair Value of Cash and Securities Pledged to Investment and Payment Agreement Counterparties	Fair Value of Cash and Securities Pledged to Derivative Counterparties
June 30, 2010
Sources of Collateral:
Cash and securities pledged directly from the investment portfolio	$1,187,657	$993,366	$194,291

Cash and securities pledged from its derivative counterparties	4,350	—	4,350

December 31, 2009
Sources of Collateral:

Cash and securities pledged directly from the investment portfolio	$1,322,341	$1,125,528	$196,813

Cash and securities pledged from its derivative counterparties	90,009	—	90,009

Securities carried at $6,469 and $7,069 at June 30, 2010 and December 31, 2009, respectively, were deposited by Ambac Assurance and Everspan with governmental authorities or designated custodian banks as required by laws affecting insurance companies.

(9) Stockholders’ Equity

Effective January 1, 2009, ASC Topic 810 requires that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from liability or mezzanine sections of the balance sheet and reclassified as equity; and consolidated net income (loss) to be recast to include net income attributable to the noncontrolling interest, retrospectively for all periods presented. Non-controlling interests includes primarily the preferred stock of Ambac Assurance. In the first six months of 2009, Ambac Assurance sold an additional $100,000 of preferred stock. Also, in the first six months of 2009, Ambac Assurance retired 903 shares of preferred stock for $1,806.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following schedule presents the effects of changes in Ambac Financial Group, Inc.’s ownership interest in Ambac Assurance on the equity attributable to Ambac Financial Group, Inc.:

Net Income Attributable to Ambac Financial Group, Inc.

Transfers (to) from the noncontrolling interest

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Ambac Financial Group, Inc.	$(57,559)	$(2,368,794)	$(747,610)	$(2,760,981)
Transfers (to) from the noncontrolling interest:
Increase in Ambac Financial Group, Inc’s paid-in-capital from retirement of 903 shares of preferred stock	—	—	—	20,769

Change from net income attributable to Ambac Financial Group, Inc. and transfers (to) from noncontrolling interest	$(57,559)	$(2,368,794)	$(747,610)	$(2,740,212)

In June 2010, Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s 9.375% debentures, due August 2011. Ambac has issued an aggregate of 13,638,482 shares of its common stock in exchange for $20,311 in aggregate principal amount of the 2011 debentures. Ambac recognized a gain on the extinguishment of these debentures in the amount of $10,693, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures.

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

Transactions between the financial guarantee and financial services segment include (i) premiums for Ambac’s financial guarantee of the swap and investment agreement obligations of its Financial Services subsidiaries; (ii) interest on loans that Ambac Assurance provides to the Financial Services businesses; (iii) interest rate swaps between Ambac Assurance and its Financial Services subsidiary to hedge floating rate exposures in the insured portfolio; (iv) interest rate swaps between consolidated VIEs and the Financial Services business; and (v) fees relating to advisory services provided by RangeMark to Ambac Assurance.

Information provided below for “Corporate and Other” relates to (i) investment advisory services to the structured credit markets and (ii) corporate activities, including interest expense on debentures. On July 16, 2010 Ambac completed the sale of RangeMark, its advisory services subsidiary. Corporate and other revenue from unaffiliated customers consists primarily of income from investments. Inter-segment revenues consist of dividends received.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table is a summary of financial information by reportable segment as of and for the three and six months ended June 30, 2010 and 2009:

	Financial	Financial	Corporate	Inter- segment
Three months ended June 30,	Guarantee	Services	and Other	Eliminations	Consolidated
2010:
Revenues:
Unaffiliated customers	$380,219	$(10,899)	$11,850	$—	$381,170
Inter-segment	(217,728)	217,815	2,808	(2,895)	—

Total revenues	$162,491	$206,916	$14,658	$(2,895)	$381,170

Income before income taxes:
Unaffiliated customers	$(8,924)	$(18,380)	$(30,392)	$—	$(57,696)
Inter-segment	(223,122)	219,365	3,757	—	—

Total income before income taxes	$(232,046)	$200,985	$(26,635)	$—	$(57,696)

Total assets	$28,198,706	$1,755,353	$101,726	$—	$30,055,785

2009:
Revenues:
Unaffiliated customers	$(324,229)	$(184,652)	$32,000	$—	$(476,881)
Inter-segment	6,854	(6,082)	—	(772)	—

Total revenues	$(317,375)	$(190,734)	$32,000	$(772)	$(476,881)

Income before income taxes:
Unaffiliated customers	$(1,603,918)	$(196,504)	$5,500	$—	$(1,794,922)
Inter-segment	6,853	(6,209)	—	(644)	—

Total income before income taxes	$(1,597,065)	$(202,713)	$5,500	$(644)	$(1,794,922)

Total assets	$16,328,512	$3,743,508	$(26,855)	$—	$20,045,165

	Financial	Financial	Corporate	Inter- segment
Six months ended June 30,	Guarantee	Services	and Other	Eliminations	Consolidated
2010:
Revenues:
Unaffiliated customers	$(68,936)	$(61,187)	$12,154	$—	$(117,969)
Inter-segment	(186,096)	186,287	2,808	(2,999)	—

Total revenues	$(255,032)	$125,100	$14,962	$(2,999)	$(117,969)

Income before income taxes:
Unaffiliated customers	$(597,727)	$(77,729)	$(72,195)	$—	$(747,651)
Inter-segment	(193,617)	189,165	4,452	—	—

Total income before income taxes	$(791,344)	$111,436	$(67,743)	$—	$(747,651)

Total assets	$28,198,706	$1,755,353	$101,726	$—	$30,055,785

2009:
Revenues:
Unaffiliated customers	$774,750	$(157,131)	$32,249	$—	$649,868
Inter-segment	15,435	(14,571)	359	(1,223)	—

Total revenues	$790,185	$(171,702)	$32,608	$(1,223)	$649,868

Income before income taxes:
Unaffiliated customers	$(1,301,381)	$(185,723)	$(28,118)	$—	$(1,515,222)
Inter-segment	15,434	(14,967)	359	(826)	—

Total income before income taxes	$(1,285,947)	$(200,690)	$(27,759)	$(826)	$(1,515,222)

Total assets	$16,328,512	$3,743,508	$(26,855)	$—	$20,045,165

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The following table summarizes gross premiums written, net premiums earned and the net change in fair value of credit derivatives included in the Financial Guarantee segment by location of risk for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$1,167	$117,961	$145,145	$(133,013)	$129,793	$(11,565)
United Kingdom	(20,301)	20,864	9,895	27,129	20,091	(3,845)
Other international	(22,601)	28,180	47,142	(12,536)	27,848	16,373

Total	$(41,735)	$167,005	$202,182	$(118,420)	$177,732	$963

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives	Gross Premiums Written	Net Premiums Earned	Net Change in Fair Value of Credit Derivatives
United States	$(113,544)	$214,237	$(79,895)	$(113,320)	$283,564	$1,429,376
United Kingdom	(29,090)	33,168	14,752	16,244	39,808	(5,356)
Other international	(48,501)	44,831	100,185	(60,595)	51,172	122,793

Total	$(191,135)	$292,236	$35,042	$(157,671)	$374,544	$1,546,813

(11) Fair Value Measurements

Effective April 1, 2009, Ambac adopted ASC Paragraph 820-10-65-4 which provides additional guidance for estimating fair value in accordance with ASC Topic 820 when the volume and level of activity for the asset or liability have significantly decreased. The adoption of ASC Paragraph 820-10-65-4 did not have a significant impact on Ambac’s financial statements.

We reflect Ambac’s own creditworthiness in the fair value of financial instruments by including a credit valuation adjustment (“CVA”) in the determination of fair value. Through March 31, 2010 the CVA was determined using credit spreads observed in the market pricing of credit default swaps on Ambac or Ambac Assurance. The Ambac Assurance CVA at June 30, 2010 is internally estimated using related data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and quoted prices of securities guaranteed by Ambac Assurance.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

The carrying amount and estimated fair value of financial instruments are presented below:

	June 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Fixed income securities(1)	$5,925,170	$5,925,170	$7,572,570	$7,572,570
Fixed income securities pledged as collateral(1)	127,432	127,432	167,366	167,366
Short-term investments	514,780	514,780	962,007	962,007
Other investments	100	100	1,278	1,278
Cash	56,677	56,677	112,079	112,079
Loans	70,849	83,700	80,410	93,614
Derivative assets	504,125	504,125	496,494	496,494
Other assets	20,511	20,511	18,843	18,843
Variable interest entity assets:
Fixed income securities	1,801,557	1,801,557	525,947	525,947
Restricted cash	1,977	1,977	1,151	1,151
Loans	16,189,761	16,164,175	2,635,961	2,615,260
Derivative assets	4,546	4,546	109,411	109,411
Financial liabilities:
Obligations under investment, repurchase and payment agreements	992,677	1,033,397	1,290,933	1,341,280
Long-term debt	1,815,017	554,750	1,631,556	358,864
Derivative liabilities	452,136	452,136	3,536,858	3,536,858
Liability for net financial guarantees written	5,781,332	1,354,933	5,639,122	2,035,987
Variable interest entity liabilities:
Long-term debt	16,518,312	16,480,227	3,008,628	2,974,654
Derivative liabilities	1,277,302	1,277,302	—	—

(1)	See breakout of fixed income securities in Note 8.

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

The following table sets forth Ambac’s financial assets and liabilities that were accounted for at fair value as of June 30, 2010 and December 31, 2009 by level within the fair value hierarchy. As required by ASC Topic 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Level 1	Level 2	Level 3	Total
June 30, 2010
Financial assets:
Fixed income securities:
Municipal obligations	$—	$2,115,600	$—	$2,115,600
Corporate obligations	—	887,297	8,008	895,305
Foreign obligations	—	114,942	—	114,942
U.S. government obligations	192,651	—	—	192,651
U.S. agency obligations	—	91,243	1,404	92,647
Residential mortgage-backed securities	—	1,475,130	—	1,475,130
Collateralized debt obligations	—	14,608	11,628	26,236
Other asset-backed securities	—	854,009	158,650	1,012,659
Short term investments	514,780	—	—	514,780
Other investments(1)	—	100	—	100
Fixed income securities, pledged as collateral:
U.S. government obligations	113,066			113,066
Residential mortgage-backed securities	—	14,366	—	14,366
Cash	56,677	—	—	56,677
Derivative assets:
Credit derivatives	—	—	209,619	209,619
Interest rate swaps	—	143,284	146,213	289,497
Currency swaps	—	7,262	(2,253)	5,009
Futures contracts	—	—	—	—
Other assets	—	—	20,511	20,511
Variable interest entity assets:
Fixed income securities:
Corporate obligations	—	—	1,801,557	1,801,557
Residential mortgage-backed securities	—	—	—	—
Collateralized asset-backed securities	—	—	—	—
Other asset-backed securities	—	—	—	—
Restricted cash	1,977	—	—	1,977
Loans			15,992,650	15,992,650
Derivative assets:
Credit derivatives	—	—	4,546	4,546

Total financial assets	$879,151	$5,717,841	$18,352,533	$24,949,525

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Financial liabilities:
Derivative liabilities:
Credit derivatives	$—	$—	$241,009	$241,009
Interest rate swaps	—	10,915	181,568	192,483
Futures contracts	9,820	—	—	9,820
Currency swaps	—	8,524	—	8,524
Other contracts	—	300	—	300
Variable interest entity liabilities:
Long-term debt	—	12,079,039	4,231,330	16,310,369
Derivative liabilities:
Interest rate swaps	—	1,224,998	—	1,224,998
Currency swaps	—	52,304	—	52,304

	$9,820	$13,376,080	$4,653,907	$18,039,807

December 31, 2009
Financial assets:
Fixed income securities	$233,416	$7,149,554	$189,600	$7,572,570
Fixed income securities, pledged as collateral	123,050	44,316	—	167,366
Short-term investments	962,007	—	—	962,007
Other investments(1)	—	1,178	—	1,178
Cash	112,079	—	—	112,079
Derivative assets	10,125	112,003	374,366	496,494
Other assets	—	—	18,843	18,843
Variable interest entity assets:
Fixed income securities	—	365,429	160,518	525,947
Restricted cash	1,151	—	—	1,151
Loans	—	—	2,428,352	2,428,352
Derivative assets	—	109,411	—	109,411

Total financial assets	$1,441,828	$7,781,891	$3,171,679	$12,395,398

Financial liabilities:
Derivative liabilities	$—	$164,045	$3,372,813	$3,536,858
Variable interest entity liabilities:
Long-term debt		2,401,553	388,003	2,789,556

Total financial liabilities	$—	$2,565,598	$3,760,816	$6,326,414

(1)	Excludes a $100 investment in 2010 and 2009, which is carried in the Consolidated Balance Sheets at cost.

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
(Dollars in thousands, except share amounts)

disruptions make valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. We believe the potential for differences in third-party pricing levels is particularly significant with respect to residential mortgage backed and certain other asset-backed securities held in our investment portfolio, referenced in our credit derivative portfolio or issued as long-term debt of certain consolidated variable interest entities, due to the very low levels of recent trading activity for such securities. In addition, the use of internal valuation models for certain highly structured instruments such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for an extended period of time. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position by Ambac, may be significantly different from its recorded fair value.

Ambac’s financial instruments carried at fair value are mainly comprised of investments in fixed income securities, derivative instruments, loans receivable by and debt instruments issued by variable interest entities consolidated under ASC Topic 810 and equity interests in Ambac sponsored special purpose entities.

Fixed Income Securities:

The fair values of fixed income investment securities held by Ambac and its operating subsidiaries are based primarily on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Key inputs to the internal valuation models include maturity date, coupon and yield curves for asset-type and credit rating characteristics that closely match those characteristics of the specific investment securities being valued. At June 30, 2010, approximately 8%, 81% and 3% of the investment portfolio (excluding variable interest entity investments) was valued using dealer quotes, alternative pricing sources with reasonable levels of price transparency, and internal valuation models, respectively. Approximately 8% of the investment portfolio, which represents short-term money market funds, was valued based on amortized cost.

Third party quotes represent the only input to the reported fair value of Level 2 fixed income securities. Fixed income securities are classified as Level 3 when the fair value is internally modeled. Information about the valuation inputs for fixed income securities classified as Level 3 is below:

Corporate obligations: These securities represent interest only strips of investment grade corporate obligations. Fair value was calculated using a discounted cash flow approach with the discount rate determined from the yields of corporate bonds from the same issuers. Significant inputs for the valuation at June 30, 2010 include the following weighted averages:

a.	Coupon rate: 0.59%

b.	Maturity: 23 years

c.	Discount rate: 6.9%

U.S. agency obligations: These notes are secured by separate lease rental agreements with the U.S. Government acting through the General Services Administration. Fair value was calculated using a discounted cash flow approach with the yield based on comparable U.S. agency securities. Significant inputs for the valuation at June 30, 2010 include the following weighted averages:

a.	Coupon rate: 6.875%

b.	Yield: 3.33%

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

c.	Maturity: 0.4 years

Collateralized debt obligations: Securities are floating rate senior notes. The underlying securities of the CDO consist of subordinated bank perpetual preferred securities. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2010 include the following weighted averages:

a.	Coupon rate: 1.00%

b.	Maturity: 27 years

c.	Yield curve rate corresponding to WAL: 7.3%

Asset-backed securities: These securities are floating rate investment grade notes collateralized by various asset types. Fair value was calculated using a discounted cash flow approach with expected future cash flows discounted using a yield curve consistent with the security type and rating. Significant inputs for the valuation at June 30, 2010 include the following weighted averages:

a.	Coupon rate: 1.19%

b.	Weighted average life: 7 years

c.	Yield curve rate corresponding to WAL: 4.56%

Derivative Instruments:

Ambac’s derivative instruments comprise interest rate, currency, and credit default swaps and exchange traded futures contracts. Fair value is determined based upon market quotes from independent sources, when available. When independent quotes are not available, fair value is determined using valuation models. These valuation models require market-driven inputs, including contractual terms, credit spreads and ratings on underlying referenced obligations, yield curves and tax-exempt interest ratios. Under ASC Topic 820, Ambac is required to consider its own credit risk when measuring the fair value of derivative and other liabilities. As Ambac Assurance’s credit spreads widen, the fair value of our credit derivative portfolio liabilities will be reduced. The fair value of net credit derivative liabilities was reduced by $964,036 and $13,230,000 at June 30, 2010 and December 31, 2009, respectively, as a result of incorporating Ambac Assurance credit spreads into the valuation model for these transactions. Interest rate swaps, currency swaps or other derivative liabilities may also require an adjustment to fair value to reflect Ambac Assurance’s credit risk. Factors considered in estimating the amount of any Ambac CVA on such contracts include collateral posting provisions, right of set-off with the counterparty, the period of time remaining on the derivatives and the pricing of recent terminations and amendments. Derivative liabilities was reduced by $83,365 at June 30, 2010 as a result of Ambac CVA adjustments to derivative contracts other than credit derivatives.

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
(Dollars in thousands, except share amounts)

our estimate of what a financial guarantor of comparable credit worthiness would hypothetically charge to provide the same protection at the balance sheet date. Ambac competed in the financial guarantee market, which differs from the credit markets where Ambac-insured obligations may trade. As a financial guarantor, Ambac assumes only credit risk; we do not assume other risks and costs inherent in direct ownership of the underlying reference securities. Additionally, as a result of having the ability to influence our CDS counterparty in certain investor decisions, financial guarantors generally have the ability to actively remediate the credit, potentially reducing the loss given a default. Financial guarantee contracts, including CDS, issued by Ambac and its competitors are typically priced to capture some portion of the spread that would be observed in the capital markets for the underlying (insured) obligation, with minimum pricing constrained by objective estimates of expected loss and financial guarantor required rates of return. Such pricing was well established by historical financial guarantee fees relative to capital market spreads as observed and executed in competitive markets, including in financial guarantee reinsurance and secondary market transactions. Because of this relationship and in the absence of severe credit deterioration, changes in the fair value of our credit default swaps (both unrealized gains and losses) will generally be less than changes in the fair value of the underlying reference obligations.

Key variables used in our valuation of substantially all of our credit derivatives include the balance of unpaid notional, expected term, fair values of the underlying reference obligations, reference obligation credit ratings, assumptions about current financial guarantee CDS fee levels relative to reference obligation spreads and the credit valuation adjustment (“CVA”) applied against Ambac Assurance liabilities by market participants. Notional balances, expected remaining term and reference obligation credit ratings are monitored and determined by Ambac’s Surveillance Group. Fair values of the underlying reference obligations are obtained from broker quotes when available, or are derived from other market indications such as new issuance spreads and quoted values for similar transactions. Implicit in the fair values we obtain on the underlying reference obligations are the market’s assumptions about default probabilities, default timing, correlation, recovery rates and collateral values.

Broker quotes on the reference obligations named in our CDS contracts represent an input to determine the estimated fair value of the CDS contract. Broker quotes are indicative values for the reference obligation and generally do not represent a bid or doing-business quote for the reference instrument. Regulations require that such quotes follow methodologies that are generally consistent with those used to value similar assets on the quote providers’ own books. Methodologies may differ among brokers but are understood to reflect observable trading activity (when available) and modeling that relies on empirical data and reasonable assumptions. For certain CDS contracts referencing unsecuritized pools of assets, we will obtain counterparty quotes on the credit derivative itself. Such quotes are adjusted to reflect Ambac’s own credit risk when determining the fair value of credit derivative liabilities. Third party reference obligation values or specific credit derivative quotes were used in the determination of CDS fair values related to transactions representing 87% of CDS gross par outstanding and 94% of the CDS derivative liability as of June 30, 2010.

When broker quotes for reference obligations are not available, reference obligation prices used in the valuation model are estimated internally based on averages of the quoted prices for other transactions of the same bond type and Ambac rating as well as changes in published credit spreads for securities with similar collateral and ratings characteristics. When price quotes of a similar bond type vary significantly or the number of similar transactions is small, as had been observed with CDO of ABS transactions, management will consider additional factors, such as specific collateral composition and performance and contractual subordination, to identify similar transactions. Internally estimated prices for CDO of ABS used in the valuation model also consider the discounted value of future cash flows of the reference obligations. Reference obligation prices derived internally as described above were used in the determination of CDS fair values related to transactions representing 13% of CDS gross par outstanding and 6% of the CDS derivative liability as of June 30, 2010.

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

Ambac incorporates its own credit risk into the valuation of its CDS liabilities by applying a CVA to the calculations described above. Through March 31, 2010, the Ambac CVA was calculated by adjusting the discount rate used in the CDS present value calculations. Specifically, the discount rate used for the present value calculations described above was LIBOR plus Ambac’s credit spread as observed from quotes of the cost to purchase credit protection on Ambac Assurance. The widening of Ambac’s own credit spread cannot result in our recognition of an asset on a CDS contract. Under our methodology, determination of the CDS fair value requires estimating hypothetical financial guarantee CDS fees for a given credit at the valuation date and estimating the present value of those fees. Our approach begins with pricing in the risk of default of the reference obligation using that obligation’s credit spread. The widening of the reference obligation spread results in a mark-to-market loss to Ambac, as the credit protection seller, and a gain to the credit protection buyer because the cost of credit protection on the reference obligation (ignoring CDS counterparty credit risk) will be greater than the amount of the actual contractual CDS fees. To factor in the risk of Ambac’s non-performance as viewed by the market, through March 31, 2010 we adjusted the discount rate used to calculate the present value of hypothetical future CDS fees by adding the cost of credit default swap protection on Ambac Assurance to the LIBOR curve as of the valuation date. By incorporating the market cost of credit protection on Ambac into the discount rate, the fair value of Ambac’s liability (or the asset from the perspective of the credit protection buyer) will be decreased by an amount that reflects the market’s pricing of the risk that Ambac will not have the ability to pay. Late in March 2010, Ambac Assurance credit default swap pricing became unobservable following ISDA’s declaration of an event of default on such contracts. Therefore the Ambac CVA at June 30, 2010 cannot utilize the same market inputs as had been used in past periods. Use of an Ambac credit adjusted discount rate for longer term transactions resulted in a higher CVA than for shorter term transaction due to compounding. As of June 30, 2010, the Ambac CVA is a percentage applied to the estimated CDS liability fair value calculated as described above, but using only LIBOR in the present value calculations. At June 30, 2010, the Ambac CVA is internally estimated using relevant data points, including the final settlement value of Ambac Assurance credit default swaps (determined through auction in June 2010) and quoted prices of securities guaranteed by Ambac Assurance, which indicate the market’s view of the recovery rate on Ambac Assurance’s insurance obligations. The estimated recovery rate of 20% results in an Ambac CVA of 80%. In instances where narrower reference obligation spreads result in a CDS asset to Ambac, or when Ambac has a CDS asset arising from reinsured CDS exposure, those hypothetical future CDS fees are discounted at a rate which does not incorporate Ambac’s own spread but rather incorporates our counterparty’s credit spread (i.e. the discount rate used to value purchased credit derivative protection is LIBOR plus the current credit spread of the protection provider).

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

In addition, when there are sufficient numbers of new observable transactions to indicate a general change in market pricing trends for CDS on a given bond type, management will adjust its assumptions about the percentage of reference obligation spreads captured as CDS fees to match the current market. No such adjustments were made in the three or six month periods ended June 30, 2010 and 2009. Ambac is not transacting CDS business currently and other guarantors have stated they have exited this product. Although relevant new transactions are not occurring in the financial guarantee marketplace, we have entered into negotiated settlements of CDS contracts, including CDS terminations in connection with the June 2010 Settlement Agreement as described in Note 1. These settlements have primarily related our written CDS on CDO of ABS transactions, all of which are terminated as of June 30, 2010. Because of the significant differences between the CDO of ABS transactions compared to the other CDS remaining in the portfolio, including the generally lower credit quality, we do not believe the settlements of these transactions provide information that warrants adjustment to the fair value model of CDS as of June 30, 2010.

Key variables which impact the “Realized gains and losses and other settlements” component of “Net change in fair value of credit derivatives” in the Consolidated Statements of Operations are the most readily observable variables since they are based solely on the CDS contractual terms and cash settlements. Those variables include (i) premiums received and accrued on written CDS contracts, (ii) premiums paid or accrued on purchased contracts, (iii) losses paid and payable on written credit derivative contracts and (iv) paid losses recovered and recoverable on purchased credit derivative contracts for the appropriate accounting period. Losses paid and payable and losses recovered and receivable reported in “Realized gains and losses and other settlements” include those arising after a credit event that requires a payment under the contract terms has occurred or in connection with a negotiated termination of a contract. The remaining key variables described above impact the “Unrealized gains (losses)” component of “Net change in fair value of credit derivatives.” The net notional outstanding of Ambac’s CDS contracts is $20,480,649 and $43,276,321 at June 30, 2010 and December 31, 2009, respectively.

Credit derivative liabilities at June 30, 2010 had a combined fair value of $241,009 and related to underlying reference obligations that are classified as either CLOs or Other. Information about the above described model inputs used to determine the fair value of each class of credit derivatives as of June 30, 2010 is summarized below:

	CLOs	Other(1)
Notional outstanding	$12,607,993	$5,577,214
Weighted average reference obligation price	90.6	86.2
Weighted average life (WAL) in years	3.7	3.9
Weighted average credit rating	AA-	AA-
Weighted average relative change ratio	34.3%	32.9%
CVA percentage	80%	80%
Fair value of derivative liabilities(2)	$81,336	$61,933

(1)	Excludes contracts for which fair values are based on credit derivative quotes rather than reference obligation quotes. Such contracts have a combined notional outstanding of $2,295,442, WAL of 5.4 years and liability fair value of $97,740. Other inputs to the valuation of these transactions at June 30, 2010 include weighted average quotes of 21.3% of notional, weighted average rating of A+ and Ambac CVA percentage of 80%.
(2)	Fair value of derivative liabilities is net of amounts due under hedge contracts on certain exposures that were commuted under the Settlement Agreement ($209,619).

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

At June 30, 2010, the credit derivative assets of $209,619 consisted of recoverables from hedge counterparties related to certain CDO of ABS credit derivative exposures that were settled during the second quarter 2010.

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

This fair value estimate of financial guarantees is presented in the table immediately following the first paragraph of this Note 11 on a net basis and includes direct and assumed contracts written, which represent our liability, net of ceded reinsurance contracts, which represent our asset. The fair value estimate of direct and assumed contracts written is based on the sum of the present values of (i) unearned premium reserves; and (ii) loss and loss expense reserves, including claims presented and not paid as a result of the claim moratorium imposed by OCI on March 24, 2010. The fair value estimate of ceded reinsurance contracts is based on the sum of the present values of (i) deferred ceded premiums net of ceding commissions; and (ii) reinsurance recoverables on paid and unpaid losses.

Under our current financial guarantee model, the key variables are par amounts outstanding (including future periods for the calculation of future installment premiums), expected term, discount rate, and expected net loss and loss expense payments. Net par outstanding is monitored by Ambac’s Surveillance Group. With respect to the discount rate, ASC Topic 820 requires that the nonperformance risk of a financial liability be included in the estimation of fair value. This nonperformance risk would include considering Ambac’s own credit risk in the fair value of financial guarantees we have issued, thus the estimated fair value for direct contracts written was discounted at rate that reflects Ambac’s credit risk. Refer to Note 5, Losses and Loss Expenses, for additional information on factors which influence our estimate of loss and loss expenses. The estimated fair value of ceded reinsurance contracts factors in any adjustments related to the counterparty credit risk we have with reinsurers.

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

Long-term Debt:

The fair value of debentures classified as long-term debt is based on quoted market prices. The fair value of surplus notes issued by Ambac Assurance and classified as long-term debt is internally estimated considering numerous factors, including market transactions for other Ambac Assurance obligations, discounted projected cash flows of Ambac Assurance and projected cash payments on the surplus notes discounted at a rate adjusted to reflect the market’s view of Ambac Assurance’s credit quality.

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

Variable Interest Entity Assets and Liabilities:

The asset and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried fair value. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes are considered Level 2 and generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are considered Level 3 and are based primarily on internal discounted cash flow models.

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at June 30, 2010 and December 31, 2009 use vendor-developed models and do not use significant unobservable inputs.

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

The following tables present the changes in the Level 3 fair value category for the three and six months ended June 30, 2010 and 2009. Ambac classifies financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Level- 3 financial assets and liabilities accounted for at fair value

Three Months ended June 30, 2010

				VIE Assets and Liabilities
	Investments	Other Assets	Derivatives	Investments	Loans	Derivatives	Long-term debt	Total
Balance, beginning of period	$184,135	$16,926	$(3,140,990)	$4,125,851	$16,141,419	$(154,096)	$(5,929,990)	$11,243,255
Additions of VIEs for ASC 2009-17	—	—	—	—	—	—	—	—
Total gains/(losses) realized and unrealized:
Included in earnings	(61)	3,585	234,378	509,244	(79,432)	109	(1,124,371)	(456,548)
Included in other comprehensive income	(3,185)	—	—	—	—	—	—	(3,185)
Purchases, issuances and settlements	(1,199)	—	2,845,105	—	—	—	—	2,843,906
Transfers (in) Level 3	—	—	(118,107)	—	—	—	(588,083)	(706,190)
Transfers out of Level 3	—	—	—	—	—	—	566,875	566,875
Deconsolidation of VIEs	—	—	—	(2,833,538)	(69,337)	158,533	2,844,239	99,897

Balance, end of period	$179,690	$20,511	$(179,614)	$1,801,557	$15,992,650	$4,546	$(4,231,330)	$13,588,010

Six Months ended June 30, 2010
Balance, beginning of period	$189,600	$18,843	$(2,998,447)	$160,518	$2,428,352	$—	$(388,003)	$(589,137)
Additions of VIEs for ASC 2009-17	—	—	—	3,817,065	17,275,234	(153,369)	(6,699,121)	14,239,809
Total gains/(losses) realized and unrealized:
Included in earnings	(145)	1,668	54,015	657,512	(483,358)	(618)	(1,314,057)	(1,084,983)
Included in other comprehensive income	(7,836)	—	—	—	—	—	—	(7,836)
Purchases, issuances and settlements	(1,929)	—	2,882,925	—	—	—	—	2,880,996
Transfers (in) Level 3	—	—	(118,107)	—	—	—	(588,083)	(706,190)
Transfers out of Level 3	—	—	—	—	—	—	566,875	566,875
Deconsolidation of VIEs	—	—	—	(2,833,538)	(3,227,578)	158,533	4,191,059	(1,711,524)

Balance, end of period	$179,690	$20,511	$(179,614)	$1,801,557	$15,992,650	$4,546	$(4,231,330)	$13,588,010

Three Months ended June 30, 2009

	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$113,720	$—	$13,748	$(6,519,564)	$—	$(6,392,096)
Total gains/(losses)(realized and unrealized):
Included in earnings	(25)		(361)	(39,046)		(39,432)
Included in other comprehensive income	11,810		—	—		11,810
Purchases, issuances and settlements	(3,083)		—	(28,389)		(31,472)
Additions for consolidated VIEs	124,154	231,256			(408,008)	(52,598)
Transfers in and/or out of Level 3	(2,978)		—			(2,978)

Balance, end of period	$243,598	$231,256	$13,387	$(6,586,999)	$(408.008)	$(6,506,766)

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Six Months ended June 30, 2009	Investments	Loans	Other Assets	Derivatives	Long-term Debt	Total
Balance, beginning of period	$83,453	$—	$14,290	$(8,031,410)	$—	$(7,933,667)
Total gains/(losses)(realized and unrealized):
Included in earnings	131	—	(903)	1,490,934	—	1,490,162
Included in other comprehensive income	11,194	—	—	—	—	11,194
Purchases, issuances and settlements	(5,800)	—	—	(46,523)	—	(52,323)
Additions for consolidated VIEs	124,154	231,256	—	—	(408,008)	(52,598)
Transfers in and/or out of Level 3	30,466	—	—	—	—	30,466

Balance, end of period	$243,598	$231,256	$13,387	$(6,586,999)	$(408,008)	$(6,506,766)

Invested assets and VIE long-term debt are transferred into Level 3 when internal valuation models that include significant unobservable inputs are used to estimate fair value. All such securities that have internally modeled fair values have been classified as Level 3 as of June 30, 2010 and December 31, 2009. Derivative instruments are transferred into Level 3 when the use of unobservable inputs become significant to the overall valuation. During the three and six months ended June 30, 2010, transfers of derivatives to Level 3 related to adjustments for Ambac’s own credit risk. All transfers into and out of Level 3 represent transfers between Level 3 and Level 2. There were no transfers in or out of Level 1 for the periods presented. All level 1, 2, and 3 transfers are recognized at the beginning of each accounting period.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Gains and losses (realized and unrealized) relating to Level 3 assets and liabilities included in earnings for the three and six months ended June 30, 2010 and 2009 are reported as follows:

	Net investment income	Realized gains or losses and other settlements on credit derivative contracts	Unrealized gains or losses on credit derivative contracts	Derivative products revenues	Income (loss) on variable interest entity activities	Other income
Three Months ended June 30, 2010

Total gains or losses included in earnings for the period	$(61)	$(2,777,295)	$2,979,476	$32,196	$(694,450)	$3,585
Gains or losses relating to the assets and liabilities still held at the reporting date	(61)	1,407	(738,772)	39,210	(694,450)	3,585

Six Months ended June 30, 2010

Total gains or losses included in earnings for the period	$(145)	$(2,767,371)	$2,802,413	$18,972	$(1,140,521)	$1,668
Gains or losses relating to the assets and liabilities still held at the reporting date	(145)	7,287	(421,005)	34,049	(702,693)	1,668

Three Months ended June 30, 2009

Total gains or losses included in earnings for the period	$(25)	$9,558	$(8,808)	$(39,796)	$—	$(361)
Gains or losses relating to the assets and liabilities still held at the reporting date	(25)	9,395	(8,986)	(24,869)	—	(361)

Six Months ended June 30, 2009

Total gains or losses included in earnings for the period	$131	$20,845	$1,526,563	$(56,474)	$—	$(903)
Gains or losses relating to the assets and liabilities still held at the reporting date	131	20,342	1,500,682	(41,291)	—	(903)

(12) Commitments and Contingencies

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery was scheduled to commence on May 10, 2010, with dispositive motions due by December 2, 2011. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010.

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

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan, asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Company, the Ambac Plan Administrative Committee, and a number of current and former officers of the Company. This action is purportedly brought on behalf of the Ambac Financial Group, Inc. Savings Incentive Plan (the “Plan”) and all persons, excluding defendants and their immediate families, who were participants in the Plan from October 25, 2006 through April 23, 2009 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages and attorneys’ fees.

City of Los Angeles v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of Los Angeles, filed on or about July 23, 2008); City of Stockton v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about July 23, 2008); City of Oakland v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about August 28, 2008); City and County of San Francisco v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 8, 2008); County of San Mateo v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 23, 2008); City of Los Angeles Department of Water and Power v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about December 31, 2008); City of Sacramento v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about January 6, 2009); Sacramento Municipal Utility District. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about December 31, 2008); Los Angeles World Airports v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about August 31, 2009); and City of Riverside v. Ambac Financial Group, Inc. (Superior Court of the State of California, County of San Francisco, filed on or about August 31, 2009); County of Alameda et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about May 28, 2010); Contra Costa County et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about May 28, 2010); The Jewish Community Center of San Francisco et al. v. Ambac Financial Group, Inc. et al. (Superior Court

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

of the State of California, County of San Francisco, filed on or about July 7, 2010). These actions, which make similar allegations, are brought by the respective plaintiffs against Ambac Financial Group and Ambac Assurance, various other financial guaranty insurance companies and employees thereof, and the major credit rating agencies. The actions allege that (1) Ambac and the other defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group and Ambac Assurance are also expected to be named as defendants in an amended complaint to be filed in a similar action entitled The Olympic Club v. MBIA Inc. et al. (Superior Court of the State of California, County of San Francisco, originally filed on or about April 8, 2009).

City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949). This action was brought by the City of New Orleans (“New Orleans”) against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with Ambac Assurance’s participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, the City filed an Amended Complaint in which it seeks damages against Ambac Assurance and Ambac Financial Services alleging the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (7) breach of policy/third-party beneficiary to policy agreement; (8) breach of the swap; (9) tortious interference with the swap; (10) tortious interference with remarketing agreement; and (11) detrimental reliance.

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guaranty insurance policy issued by Ambac Assurance with respect to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2.7 million). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. NPS has stated that it intends to appeal such decision.

City of Phoenix v. Ambac Financial Group, Inc. et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). The parties stipulated to substitute Ambac Assurance

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Corporation for Ambac Financial Group as a defendant on July 30, 2010. This action is brought by the City of Phoenix against Ambac Assurance and other financial guaranty insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff has filed a notice of appeal.

Baylor College of Medicine v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Southern District of Texas, Houston Division, filed on November 13, 2009). This action alleges breach of contract, violation of Texas insurance statute, negligent misrepresentation, fraud and fraudulent inducement. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in November 2007, Ambac Assurance misrepresented its financial position and the stability of its “AAA” financial strength ratings in both public and nonpublic disclosures thereby causing loss to plaintiff. On March 15, 2010, defendants filed a motion to dismiss all of the plaintiff’s claims, which is awaiting decision.

The Confederated Tribes of the Warm Springs Reservation of Oregon v. Ambac Assurance Corporation (United States District Court, District of Oregon, Portland Division, filed on February 4, 2010). This action alleges breach of contract, tortious breach of the covenant of good faith and fair dealing, violations of Oregon securities and insurance statutes, and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in October 2003, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting residential mortgage-backed securities and collateralized debt obligations that ultimately led to the loss of the “AAA” financial strength ratings. Ambac Assurance has moved to dismiss all of the plaintiff’s claims.

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524,000 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. Ambac Assurance has moved to dismiss all of the defendant’s counterclaims.

Ambac Assurance has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts (the “Secretary of Massachusetts”), dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac Assurance has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac Assurance is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac Assurance has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac Assurance produce a wide range of documents and information. Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac Assurance to a West Virginia governmental entity or for which Ambac Assurance submitted a bid or offer that was not the winning bid. Ambac Assurance has not received any further requests from the Secretary of Massachusetts, the Connecticut Attorney General, the California Attorney General or the WVAG,

An insurance rehabilitation proceeding was commenced in the Wisconsin Circuit Court for Dane County on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”). The principal parties to this proceeding are the Commissioner and the Segregated Account, which was established with the permission of the Commissioner, pursuant to Wis. Stat. § 611.24(2), for certain policies and liabilities placing AAC at risk. The factual basis alleged to underlie this proceeding is that court-supervised rehabilitation was required in order to avoid further deterioration of Ambac Assurance’s financial condition through the payment of claims and other demands. The ultimate relief sought is a plan of rehabilitation that will reform and revitalize the Segregated Account.

On March 24, 2010, the court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as rehabilitator. Policies and other liabilities were allocated to the Segregated Account if they had current or projected material impairments or contractual triggers creating a risk of default based upon Ambac Assurance’s financial condition or the existence of rehabilitation proceedings. The remainder of Ambac Assurance’s business is not subject to rehabilitation. The Commissioner concluded that rehabilitation of the Segregated Account would preserve Ambac Assurance’s claims-paying resources, while avoiding the disruption and additional claims that would likely result from a full rehabilitation of Ambac Assurance, as opposed to a rehabilitation limited to the Segregated Account.

Also on March 24, 2010, the court entered a temporary injunction order that, until further order of the court: (a) prevents the exercise of certain contractual ipso facto provisions; (b) enjoins payment of claims or obligations without consent from the Commissioner or his authorized representatives; and (c) requires the continued payment of premiums. The court further ordered that any interested party could seek modification or dissolution of the injunction, in whole or in part, by filing a written motion by June 22, 2010.

Various third parties have filed motions or objections in the rehabilitation court and/or moved to intervene in the rehabilitation proceedings. These challenges can be divided into three groups.

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

First, several third parties sought to enjoin the consummation of a commutation transaction between the General Account and certain financial institutions that were counterparties to credit-default swaps wrapped by AAC (the “CDS Settlement”). Initial challenges to the CDS Settlement were brought by: (a) a group composed of Aurelius Capital Management, LP, Fir Tree, Inc., King Street Capital, L.P., King Street Capital Master Fund Ltd., Monarch Alternative Capital LP, and Stonehill Capital Management LLC and their respective managed funds (the “RMBS Investors”); and (b) certain beneficial holders of the Las Vegas Monorail Project Revenue Bonds (the “LVM Bondholders”). A number of other institutions, including Bank of New York Mellon, U.S. Bank N.A., Deutsche Bank National Trust Co. and Deutsche Bank Trust Co. Americas, in their capacities as trustees of securitization trusts, as well as Federal Home Loan Mortgage Corp., joined these challenges to the CDS Settlement, in whole or in part. On May 27, 2010, the court entered an order denying all challenges to the CDS Settlement, and the CDS Settlement was consummated on June 7, 2010. The RMBS Investors, the LVM Bondholders and Federal Home Loan Mortgage Corp. are appealing from the court’s May 27, 2010 order.

Second, a number of third parties have objected to the creation and rehabilitation of the Segregated Account on constitutional, statutory and common law grounds. The first such challenge was filed by Wells Fargo Bank, N.A., in its capacity as trustee for the beneficial owners of the Las Vegas Monorail Project Revenue bonds. The RMBS Investors filed similar challenges, which were denied in the May 27, 2010 order. The LVM Bondholders objected to the allocation of their policies to the Segregated Account. This motion and the motion filed by Wells Fargo were denied in an order entered on July 16, 2010. On August 2, 2010, the LVM Bondholders filed a notice of appeal from this order.

Additional third parties have challenged the creation and rehabilitation of the Segregated Account and/or the allocation of their policies to the Segregated Account, including Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas and U.S. Bank National Association, all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and ALL Student Loan Corp., Lloyds TSB Bank plc, Depfa Bank, plc, One State Street LLC, KnowledgeWorks Foundation and the Treasurer of the State of Ohio. These motions are scheduled to be argued on September 9 and 13, 2010.

Third, certain third parties filed motions seeking dissolution or modification of the court’s temporary injunction order on constitutional, statutory and common law grounds. These objectors include Bank of America, N.A., Bank of New York Mellon, Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas, U.S. Bank National Association, and Wells Fargo Bank, N.A., all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and KnowledgeWorks Foundation, the Treasurer of the State of Ohio, Depfa Bank plc, and One State Street LLC. These motions are scheduled to be argued on September 9 and 13, 2010.

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
(Dollars in thousands, except share amounts)

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, it has filed the following lawsuits. Ambac Assurance Corporation v. EMC Mortgage Corporation (United States District Court, Southern District of New York, filed on November 5, 2008). On July 28, 2010, Ambac made a motion to amend the complaint to add allegations of fraudulent conduct on the part of EMC’s affiliate Bear, Stearns & Co., Inc. (now known as J. P. Morgan Securities Inc.), (and certain individual defendants) in addition to the breach of contract and indemnification claims against EMC filed in the original complaint. On August 5, 2010, defendants submitted a motion to seal the amended complaint. Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010. Ambac has alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages.

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for certain litigation matters discussed above, and management’s estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For all other litigation matters, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims raised in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

(13) Restricted Cash

Consolidated variable interest entity cash that we do not have the right to use for general corporate purposes is recorded as restricted cash in our consolidated balance sheets. This cash is restricted to fund the obligations of the consolidated VIEs.

(14) Future Application of Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires some new disclosures and clarifies existing disclosure requirements related to level of disaggregation for each class of assets and liabilities; and inputs and valuation techniques for fair value measurements that fall in either Level 2 or Level 3. The new disclosures include a) separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers; and b) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), information about purchases, sales, issuances, and settlements presented separately on a gross basis. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activities in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Ambac will adopt the disclosure related to the

Item 1.	Notes to Unaudited Consolidated Financial Statements
(Dollars in thousands, except share amounts)

detailed Leve1 3 roll forward disclosures on January 1, 2011 and the remaining disclosure was adopted as of January 1, 2010. Since this ASU requires only enhanced disclosures concerning fair value measurement, adoption of this ASU did not and will not have an effect on Ambac’s financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU applies to both public and nonpublic entities that hold financing receivables that are not measured at a) fair value with changes in fair value recognized in earnings or b) lower of cost or fair value, or trade accounts receivables that have a contractual maturity of one year or less that arose from the sale of goods or services. The ASU will enhance disclosures that entities make about credit quality of financing receivables and the allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activities that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Ambac will adopt the provisions related to period end disclosures as of December 31, 2010 and disclosures about activities that occurs during a reporting period in the quarter ending March 31, 2011. Since this ASU requires only enhanced disclosures concerning credit quality of financing receivables and allowance for credit losses, adoption of this ASU will not have an effect on Ambac’s financial statements.

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

Any or all of management’s forward-looking statements here or in other publications may turn out to be incorrect and are based on Ambac management’s current belief or opinions. Ambac’s actual results may vary materially, and there are no guarantees about the performance of Ambac’s securities. Among events, risks, uncertainties or factors that could cause actual results to differ materially are: (1) ability of Ambac Assurance to realize the remediation recoveries contained in its loss reserves; (2) Ambac has insufficient capital to finance its debt service and operating expense requirements beyond the second quarter of 2011 and may need to seek bankruptcy protection; (3) the unlikely ability of Ambac Assurance to pay dividends to Ambac in the near term; (4) the risk that holders of debt securities or counterparties on credit default swaps or other similar agreements bring claims alleging that the rehabilitation of the Segregated Account (as defined in Part I, Item 1, Recent Developments) constitutes an event of default under the applicable debt indenture or an event of default under the applicable ISDA contract; (5) adverse events arising from the Segregated Account Rehabilitation Proceedings (as defined in Part I, Item 1, Recent Developments), including the injunctions issued by the Wisconsin rehabilitation court to enjoin certain adverse actions related to the Segregated Account being successfully challenged as not enforceable; (6) litigation arising from the Segregated Account Rehabilitation Proceedings; (7) decisions made by the rehabilitator for the benefit of policyholders may result in material adverse consequences for Ambac’s securityholders; (8) potential of rehabilitation proceedings against Ambac Assurance, with resulting adverse impacts; (9) the risk that reinsurers may dispute amounts owed us under our reinsurance agreements; (10) possible delisting of Ambac’s common shares from the NYSE; (11) the risk that market risks impact assets in our investment portfolio or the value of our assets posted as collateral in respect of investment agreements and interest rate swap and currency swap transactions; (12) risks which impact assets in Ambac Assurance’s investment portfolio; (13) risks relating to determination of amount of impairments taken on investments; (14) credit and liquidity risks due to unscheduled and unanticipated withdrawals on investment agreements; (15) market spreads and pricing on insured CDOs and other derivative products insured or issued by Ambac; (16) inadequacy of reserves established for losses and loss expenses, including our inability to realize the remediation recoveries included in our reserves; (17) Ambac’s financial position and the Segregated Account Rehabilitation Proceedings may prompt departures of key employees; (18) the risk of litigation and regulatory inquiries or investigations, and the risk of adverse outcomes in connection therewith, which could have a material adverse effect on our business, operations, financial position, profitability or cash flows; (19) difficult economic conditions, which may not improve in the near future, and adverse changes in the economic, credit, foreign currency or interest rate environment in the United States and abroad; (20) the actions of the U. S. Government, Federal Reserve and other government and regulatory bodies to stabilize the financial markets; (21) likely

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

Ambac provided financial guarantee insurance for public and structured finance obligations through its principal operating subsidiary, Ambac Assurance Corporation (“Ambac Assurance”). Ambac Assurance’s financial strength ratings were downgraded during 2008, 2009 and 2010. As a result, Ambac Assurance currently has a Caa2 financial strength rating on review for possible upgrade from Moody’s and is rated R (Regulatory Intervention) from S&P. As a result of these rating agency actions, as well as investor concern with respect to these actions, Ambac Assurance has not written a meaningful volume of financial guarantee business since November 2007 and no new business since mid-2008. As such, Ambac’s principal business consists of mitigating losses in Ambac Assurance’s insured portfolio and maximizing the yield on its investment portfolio. Refer to Note 1 of the Consolidated Unaudited Financial Statements in this Form 10-Q “Recent Developments” for discussion of the establishment of a Segregated Account of Ambac Assurance and the subsequent rehabilitation proceedings of the Segregated Account by the OCI.

Through its financial services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits, interest rate, currency and total return swaps, principally to its clients of the financial guarantee business. In 2009, all total return swaps were terminated and settled. The Company’s existing investment agreement and derivative product portfolios are in active runoff, which may result in transaction terminations, settlements, restructuring, assignments

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

Financial information concerning our business segments for each of 2010 and 2009 is set forth in the consolidated unaudited financial statements and the notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk,” which are in Part 1, 2, and 3 of this Quarterly Report on Form 10-Q. Our Internet address is www.ambac.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission. Our Investor Relations Department can be contacted at Ambac Financial Group, Inc., One State Street Plaza, New York, New York 10004, Attn: Investor Relations, telephone: 212-208-3222.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our Consolidated Unaudited Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are considered critical because they place significant importance on management to make difficult, complex or subjective estimates regarding matters that are inherently uncertain. Financial results could be materially different if alternative methodologies were used or if management modified its assumptions or estimates. Management has identified the accounting for loss and loss expenses of non-derivative financial guarantees, the valuation of financial instruments, including the determination of whether an impairment is other-than-temporary and the valuation allowance on deferred tax assets, as critical accounting policies. This discussion should be read in conjunction with the consolidated unaudited financial statements and notes thereon included elsewhere in this report, and in the 2009 Form 10-K filed with the SEC on April 9, 2010 and Form 10-Q for the quarterly period ended March 31, 2010 filed with the SEC on May 17, 2010. We have discussed with the Audit and Risk Assessment Committee management’s assessment of such critical accounting policies, the reasons why they are considered critical, and how current and anticipated future events impact those determinations. The Company’s critical accounting policies and estimates are as follows:

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

The population of credits evaluated in Ambac’s loss reserve process are (i) all adversely classified credits (Class IA through V) and (ii) non-adversely classified credits (Class I and SL) which have been downgraded since the transaction’s inception. One of two approaches are then utilized to estimate expected losses to ultimately determine if a loss reserve should be established. The first approach is a statistical expected loss approach, which considers the likelihood of all possible outcomes. The “base case” statistical expected loss is the product of: (i) the net par outstanding on the credit; (ii) internally developed historical default information (taking into consideration internal ratings and average life of an obligation); (iii) internally developed loss severities; and (iv) a discount factor. The loss severities and default information are based on rating agency information, are specific to each bond type and were established and approved by Ambac’s senior management. For certain credit exposures, Ambac’s additional monitoring and loss remediation efforts may provide information relevant to adjust this estimate of “base case” statistical expected losses. As such, the loss severities used in estimating the “base case” statistical expected losses may be adjusted based on the professional judgment of the surveillance analyst monitoring the credit with the approval of senior management. Analysts may accept the “base case” statistical expected loss as the best estimate of expected loss or assign multiple probability weighted severities to determine an adjusted statistical expected loss that better reflects a given transaction’s potential severity.

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

As the probability of default for an individual credit increases and/or the severity of loss given a default increases, our loss reserve for that insured obligation will also increase. Political, economic, credit or other unforeseen events could have an adverse impact on default probabilities and loss severities. Loss reserves for public finance or other non-collateral dependent transactions whose underlying financial obligations have already defaulted (that is a 100% probability of default) are only sensitive to severity assumptions. Loss reserves for collateral dependent transactions (such as mortgage-backed security transactions) for which only a portion of the underlying collateral has already defaulted will be sensitive to both severity assumptions as well as probability of default of the underlying collateral.

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

Ambac has exposure to various bond types issued in the debt capital markets. Our experience has shown that, for the majority of bond types, we have not experienced claims and, therefore, the estimate of loss severity has remained constant. However, for certain bond types Ambac has loss experience that indicates that factors or events could have a material impact on the original estimate of loss severity. Historically, we have observed that, with respect to three problematic bond types in particular, it is reasonably possible that a material change in actual loss severities and defaults could occur over time. In the future, including as a result of the current credit market crisis, our experience may differ with respect to the types of guaranteed bonds affected or the magnitude of the effect. The three bond types are residential mortgage-backed securities (“RMBS”), collateralized debt obligations (“CDOs”) and student loan securities. These three bond types represent 88% of our ever-to-date claim payments (85% of which relates to RMBS).

The table below indicates the number of credits and net par outstanding for loss reserves on credits which have defaulted and all other credits for which loss reserves have been established at June 30, 2010:

($ in millions)	Number of credits	Net par outstanding	Net Loss Reserves
RMBS	144	$19,187	$2,688
Student Loans	47	5,445	408
Other	64	5,444	831

Totals	255	$30,076	$3,927	(1)

(1)	Loss reserves of $3,927 is included in the balance sheet in the following line items: Loss and loss expense reserve - $5,108; Subrogation recoverable - $1,047; Reinsurance recoverable on paid and unpaid losses - $107; and Other assets - $27.

RMBS:

Ambac insures RMBS transactions that contain first-lien mortgages. Ambac classifies its insured transaction first-lien mortgage borrowers principally into two broad credit risk classes: Alt-A (including mid-prime, interest only, and negative amortization) and sub-prime. Alt-A loans are typically made to borrowers who have stronger credit histories and can demonstrate a capacity to repay their loans; sub-prime loans are typically made to borrowers who are perceived as deficient with regard to credit history or ability to repay these loans. Compared with Alt-A loans, sub-prime loans typically have higher loan-to-value ratios, reflecting the greater difficulty that sub-prime borrowers have in making down payments and the propensity of these borrowers to extract equity during refinancing. The Alt-A category includes loans backed by borrowers who typically do not meet standard agency guidelines for documentation requirement, property type or loan-to-value ratio. These are typically higher-balance loans made to individuals who might have past credit problems that are not severe enough to warrant “sub-prime” classification, or borrowers who chose not to obtain a prime mortgage due to documentation requirements.

Ambac has also insured RMBS transactions that contain predominantly second-lien mortgage loans such as closed end seconds and home equity lines of credit. A second-lien mortgage loan is a type of loan in which the borrower uses the equity in their home as collateral and the second-lien loan is subordinate to the first-lien loan outstanding on the home. The borrower is obligated to make monthly payments on both their first and second-lien loans. If the borrower defaults on the payments due under these loans and the property is subsequently liquidated, the liquidation proceeds are first allocated to pay off the first-lien loan (as well as costs due the servicer) and any remaining funds are applied to pay off the

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

second-lien loan. As a result of this subordinate position to the first-lien loan, second-lien loans carry a significantly higher severity in the event of a loss, which has been at or above 100% in the current housing market.

The table below indicates the number of credits, gross par outstanding, gross loss reserves before subrogation, subrogation, and gross reserves net of subrogation for those RMBS exposures for which Ambac established reserves at June 30, 2010:

($ in millions)	Number of credits	Gross par outstanding	Gross claim liability before subrogation recoveries	Subrogation recoveries	Gross claim liability after subrogation recoveries
Second-lien	32	4,398	784	$—	784
Mid-prime	61	6,197	1,708	—	1,708
Sub-prime	15	1,412	17	—	17
Other	10	353	95	—	95

Total Credits Without Subrogation	118	12,360	2,604	—	2,604

Second-lien	19	4,786	2,049	$(1,939)	110
Mid-prime	4	846	112	(178)	(66)
Sub-prime	3	1,390	194	(134)	60
Other	—	—	—	—	—

Total Credits With Subrogation	26	7,022	2,355	(2,251)	104

Total	144	19,382	4,959	(2,251)	2,708

RMBS transaction-specific behavior is analyzed on a risk-priority basis. We employ a screening tool to identify the first loss constant default rate (“CDR”) that would result in a claim to Ambac’s policy, as well as other adverse credit data that may result in deterioration. A higher first loss CDR, for example, indicates a transaction can sustain higher default rates in the underlying collateral pool before resulting in a claim to Ambac’s policy versus a comparable transaction with a lower first loss CDR. Transactions that demonstrate a declining first loss CDR or are experiencing escalating delinquencies and increasing loss severities are identified as underperforming. For underperforming transactions, historical collateral performance is obtained and future collateral performance and cash flows are projected and evaluated. These underperforming transactions are then included in an adversely classified credit list and assigned a credit classification consistent with the degree of underperformance.

Second-Lien:

In evaluating our portfolio of insured second-lien transactions we use a roll-rate methodology which observes trends in delinquencies, defaults, loss severities and prepayments and extrapolates ultimate performance from this data on an individual transaction basis (and their component pools where they exist). As more information (performance and other) accumulates for each underperforming transaction we are able to update assumptions in this model to reflect these changes. By employing the roll-rate methodology, we examined the historical rate at which delinquent loans in each transaction rolled into later delinquency categories (i.e. 30-59 days, 60-89 days, 90+ days). This historical rate is

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

adjusted each period to reflect current performance. We determined a pool specific current-to-30-to-59 day delinquency curve and applied a statistical regression technique to historical roll rates. We carried forward the non-performing mortgages through the delinquency pipeline through the 60-89 and 90+ delinquency categories all the way through to charge-off. We use this data to project a default curve for the life of the transaction. Listed below are specific inputs we used for second quarter 2010 loss estimates:

Prepayment Rates:

We have noted that voluntary prepayments have declined far below expected levels. The primary drivers of the trend include negative Housing Price Appreciation (“HPA”), an impaired mortgage market, and borrowers’ inability to prepay balances. In our opinion, these factors will not be ameliorated in the foreseeable future and thus we generally project recent trends into the future. This translates into projected prepayment rates in the 2% to 5% range.

Loss Severity:

We project loss severities to between 100% and 106% as we expect complete write-offs in this asset class exacerbated by carrying costs. One ongoing development with regard to several second-lien transactions is that the current unwillingness of mortgage insurers to pay claims under their contracts on bonds insured by Ambac has caused increased claim payments.

First-Lien:

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

The pool of mortgage loans backing each securitization are selected from a proprietary loan-level database and the loss and prepayment scenarios across all loans are used to generate aggregated future cash-inflows. Ambac’s cash-flow model embeds all the priority of payments and cash-diversion structures documented in the contracts which define the liability payment obligations of the security being analyzed. We take the average of 300 claim cash-flow scenarios and discount it, as appropriate, to estimate the gross claim liability.

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

HAMP is applicable to the Ambac-wrapped transactions serviced by the 47 servicers that have signed servicer participation agreements to modify loans under HAMP. Based on the current activity of trial plan HAMP offers extended and started, together with the latest indications from government published sources, the first-lien model assumed 2% of HAMP-eligible loans will be modified monthly for 24 months (total of 48% of HAMP-eligible loans) for Ambac portfolios serviced by HAMP participating servicers.

Servicer Intervention:

The model also reflects the steps Ambac is taking to address shortcomings in servicing performance including transferring servicers where the legal right exists to do so. Ambac expects to initiate, with the cooperation of the Rehabilitator of the Segregated Account of Ambac Assurance, additional programs with servicers that will provide for loan modifications (principal forgiveness), improved liquidation timelines, short sales, and selected rate reductions. Ambac believes these are the principal factors that will result in reduced losses over time. In 2010, we are projecting that only exposures that have transferred servicing or entered into special servicing agreements will benefit from the effects of servicer intervention strategies.

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

Subsequent to the forensic exercise of examining loan files to ascertain whether the loans conformed to the representations and warranties, we submit nonconforming loans to the sponsor for repurchase. For all of the transactions reviewed by Ambac, the substitution remedy is no longer available (i.e., more then two years have lapsed since the closing of the transaction). To effect a repurchase, depending on the transaction, the sponsor is contractually required to repurchase the loan at (a) for loans

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

which have not been liquidated or charged off, either (i) the current unpaid principal balance of the loan, (ii) the current unpaid principal balance plus accrued unpaid interest, or (iii) the current unpaid principal balance plus accrued interest plus unreimbursed servicer advances/expenses and/or trustee expenses resulting from the breach of representations and warranties that trigger the repurchase, and (b) for a loan that has already been liquidated or charged-off, the amount of the realized loss. Notwithstanding the material breaches of representations and warranties, up until the establishment of the Segregated Account and the associated Segregated Account Rehabilitation Proceedings, Ambac had continued to pay claims submitted under the financial guarantee insurance policies related to these securitizations and will, once again, pay claims after the Rehabilitation Plan has been approved in court. In cases where loans are repurchased by a sponsor, the effect is typically to offset current period losses and then to increase the over-collateralization of the securitization, depending on the extent of loan repurchases and the structure of the securitization. Specifically, the repurchase price is paid by the sponsor to the securitization trust which holds the loan. The cash becomes an asset of the trust, replacing the loan that was repurchased by the sponsor. On a monthly basis the cash received related to loan repurchases by the sponsor is aggregated with cash collections from the underlying mortgages and applied in accordance with the trust indenture payment waterfall. This payment waterfall typically includes principal and interest payments to the note holders, various expenses of the trust and reimbursements to Ambac, as financial guarantor, for claim payments made in previous months. With respect to transactions for which Ambac has recorded estimated subrogation recoveries (as further described below), Ambac insures all or a portion of the senior tranches in the capital structure of the issuer, thus any sponsor cash received from loan repurchases would entirely benefit Ambac or Ambac insured note holders. Notwithstanding the reimbursement of previous monthly claim payments, to the extent there continues to be insufficient cash in the waterfall in the current month to make scheduled principal and interest payments to the note holders, Ambac is required to make additional claim payments to cover this shortfall.

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

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance (“CULPB”) plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. The CULPB includes principal only on non-charged-off and non-liquidated loans, and the realized losses include principal, interest and unreimbursed servicer advances and/or trustee expenses on charged-off and liquidated loans. As a result, the CULPB and realized loss components, which are used in extrapolating the estimated repurchase obligation, do not precisely correspond to each sponsor’s contractual repurchase obligation as defined in the transaction documents. Nonetheless, the CULPB and realized loss components are provided through regular trustee reports we receive in the normal course of our surveillance of these transactions and is the best information we have available to estimate the sponsor’s repurchase obligation under the random sample approach. Third, a realization factor (which incorporates Ambac’s views about the uncertainties surrounding the settlement negotiation and litigation processes) was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery. The realization factor was developed from a range of realization factors using

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied (using the assumptions discussed in the paragraph subsequent to the next table below) to the undiscounted subrogation recovery to compute the estimated subrogation recovery.

Due to the nature of the sampling methodology used, the subrogation recovery estimate we have recorded, based on the above-described random sample approach, includes all breached loans which we believe the sponsor is contractually required to repurchase, including extrapolation to a loan pool which includes loans which we do not anticipate defaulting (i.e. performing loans). In theory, a performing loan should have little or no effect on Ambac’s anticipated claim payments, regardless of whether or not the sponsor repurchases the loan. In other words, since there will be sufficient cash flows to service the notes in either situation (i.e. whether cash is received from a sponsor loan repurchase or whether cash is received from the underlying performing loan), there should be no claim payment under Ambac’s insurance policy. Nonetheless, we have recorded a subrogation recovery for certain performing loans because we believe the breaches of representations and warranties are so pervasive that a judicial court would deem it impractical to have the sponsor re-underwrite every loan in a given transaction and repurchase only individual loans that have breached. Rather, we believe there is established precedent for the utilization of a statistical sampling and extrapolation methodology across a population to prove liability and damages where it would be impractical to make a determination on an individual loan basis. We believe the court would likely require a monetary settlement based on a reasonable methodology, such as our random sample approach, and limit such a settlement to Ambac’s ever-to-date paid losses plus the present value of expected future paid losses for each policy. That is, the settlement monies would be either remitted directly to Ambac, placed in the securitization trust, or otherwise held under an arrangement for the benefit of the securitization trust; however, individual loans would not be repurchased from the trust. In either case those settlement monies would offset past and future Ambac claim payments. Consequently, since the sponsor is contractually obligated to repurchase those loans which breach representations and warranties regardless of whether they are current or defaulted, we believe the appropriate measure in estimating subrogation recoveries is to apply the breach rate to both performing and defaulted loans.

The adverse sample approach to estimate subrogation recoveries was based on a sample taken from those loans in the pool that were impaired, meaning loans greater than 90 days past due, charged-off, in foreclosure, REO or bankruptcy. The estimated subrogation recovery under this approach represents 100% of the original principal balance of those specific loans identified as having not met the underwriting criteria or otherwise breaching representations and warranties (i.e. the adverse loans), multiplied by a discount factor using the same assumptions used for the discount factor in the random sample approach. For transactions subject to the adverse sample approach, given Ambac’s limitations in developing a statistically valid random sample and its belief that the subrogation estimate under this approach is inherently conservative (for reasons discussed below), Ambac did not attempt to develop probability-weighted alternative cash flow scenarios as it believes such results would not be meaningful. The three primary differences between this adverse sample approach and the random sample approach, discussed in the previous paragraph, are as follows:

(i)	There is no extrapolation to the CULPB and realized losses under the adverse sample approach. At June 30, 2010, the adverse sample approach continues to be used for 14 transactions that are with the same sponsor, who has limited our access to the underlying loan files and, therefore, a statistically valid random sample from the entire loan pool cannot be selected. This is in contrast to the transactions subject to the random sample approach where Ambac’s access to individual loan files has not been limited and the Company, therefore, has been able to develop a statistically valid representative sample.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(ii)	The adverse sample approach is only based on the original principal balance rather than the principal balance at the time of default and liquidation or charge-off. Furthermore, it does not include other components of the sponsor’s contractual repurchase obligation where the sponsor is also obligated to repay accrued interest, servicer advances and/or trustee expenses. The adverse sample approach relies on individual loan level data where all of the components of the sponsor’s buyback obligation have not been specifically provided by the sponsor nor is easily estimable. For example, home equity lines of credit (HELOCs) are revolving loans whose principal balances may be higher or lower at the time of default and liquidation or charge-off than at the time of origination. However, given the limited information available to Ambac in estimating such principal balances at the time of liquidation or charge-off, the original principal balance must be used in calculating subrogation recoveries. Another example is closed-end second lien RMBS where the interest due on a particular loan will be a function of the length of time of delinquency prior to liquidation or charge-off, and cannot be readily estimated. Incremental costs, including fees and servicer advances for such items as property taxes and maintenance, are likewise not readily estimated.

(iii)	Unlike the random sample approach, for the adverse sample approach Ambac did not apply a realization factor to the estimated repurchase obligation for the adverse loans related to uncertainties surrounding settlement negotiation or litigation processes given that the adverse loans selected represent only approximately 35% of the value of the impaired population of loans, only approximately 4% of the value of the original loans in the pool, and the breach rate in the sample was pervasive. In other words, because the adverse loans selected represent only a fraction of the population of impaired loans and a very small proportion of the original loans in the pools, Ambac believes there is an ample population of additional impaired loans where breaches of representations and warranties exist that could potentially replace any adverse loans it already identified that might be successfully challenged in negotiations or litigation.

Ambac has updated its estimated subrogation recoveries from $2,046.8 million ($2,026.3 million, net of reinsurance) at December 31, 2009 to $2,251.0 million ($2,227.2 million, net of reinsurance) at June 30, 2010. The balance of subrogation recoveries and the related claim liabilities at June 30, 2010 and December 31, 2009 are as follows:

($ in millions)
	June 30, 2010
Method	Count		Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	14	(2)	$1,497.2	$(610.7)	$886.7
Random samples	12	(3)	857.1	(1,640.3)	(783.3)

Totals	26		$2,354.3	$(2,251.0)	$103.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

($ in millions)
	December 31, 2009
Method	Count	Gross claim liability before subrogation recoveries	Subrogation recoveries(1)	Gross claim liability after subrogation recoveries
Adverse samples	10	$759.4	$(460.6)	$298.8
Random samples	9	937.3	(1,586.2)	(648.9)

Totals	19	$1,696.7	$(2,046.8)	$(350.1)

(1)	The amount of recorded subrogation recoveries related to each securitization is limited to ever-to-date paid losses plus the present value of projected future paid losses for each policy. To the extent significant losses have been paid but not yet recovered, the recorded amount of subrogation recoveries may exceed the projected future paid losses for a given policy. The net cash inflow for these policies is recorded as a “Subrogation recoverable” asset. For those transactions where the subrogation recovery is less than projected future paid losses, the net cash outflow for these policies is recorded as a “Loss and loss expense reserve” liability. Of the $2,251.0 million of subrogation recoveries recorded at June 30, 2010, $1,809.0 million was included in “Subrogation recoverable” and $442.0 million was included in “Loss and loss expense reserves.”
(2)	Of these 14 transactions, 9 contractually require the sponsor to repurchase loans at the unpaid principal balance and 5 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest. However, for reasons discussed above in the description of the adverse sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.
(3)	Of these 12 transactions, 3 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest and 9 contractually require the sponsor to repurchase loans at unpaid principal plus accrued interest plus servicer advances/expense and/or trustee expenses. However, for reasons discussed above in the description of the random sample approach, our estimated subrogation recovery for these transactions may not include all the components of the sponsor’s contractual repurchase obligation.

While the obligation by sponsors to repurchase loans with material breaches is clear, generally the sponsors have not yet honored those obligations. Ambac’s approach to resolving these disputes has included negotiating with individual sponsors at the transaction level and in some cases at the individual loan level and has resulted in the repurchase of some loans. Ambac has utilized the results of the above described loan file examinations to make demands for loan repurchases from sponsors or their successors and, in certain instances, as a part of the basis for litigation filings. Ambac has initiated and will continue to initiate lawsuits seeking compliance with the repurchase obligations in the securitization documents. Ambac estimates that it will take approximately three years from the initiation of litigation with the sponsor to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.0%. Estimated recoveries will continue to be revised and supplemented as the scrutiny of the mortgage loan pools progresses.

We have performed the above-mentioned, detailed examinations on a variety of second-lien transactions and five first-lien transactions that have experienced exceptionally poor performance. However, the loan file examinations and related estimated recoveries we have reviewed and recorded to date have been limited to only those transactions whose sponsors (or their successors) are subsidiaries of large financial institutions, all of which carry an investment grade rating from at least one nationally recognized rating agency. A total of seven sponsors represent the 26 transactions which have been reviewed as of June 30, 2010. While our contractual recourse is generally to the sponsor/subsidiary,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

rather than to the financial institutional parent, each of these financial institutions has significant financial resources and an ongoing interest in mortgage finance, and we therefore believe that the financial institution/parent would not seek to disclaim financial responsibility for these obligations if the sponsor/subsidiary is unable to honor its contractual obligations or pay a judgement that we may obtain in litigation. Additionally, in the case of successor institutions, we are not aware of any provisions that explicitly preclude or limit the successors’ obligations to honor the obligations of the original sponsor. As a result, we did not make any significant adjustments to our estimated subrogation recoveries with respect to the credit risk of these sponsors (or their successors). We believe that focusing our loan remediation efforts on large financial institutions first will provide the greatest economic benefit to Ambac. Ambac retains the right to review all RMBS transactions for representations and warranties breaches. Since a significant number of other second-lien and first-lien transactions are also experiencing poor performance, management is considering expanding the scope of this effort.

Below is the rollforward of RMBS subrogation for the period December 31, 2009 through June 30, 2010:

($ in millions)	Random sample	# of deals	Adverse Sample	# of deals
Rollforward:
Discounted RMBS subrogation (gross of reinsurance) at 12/31/09	$(1,586.2)	9	$(460.6)	10

Changes recognized in 2010:
Additional transactions reviewed	(80.1)	3	(87.5)	4
Additional adverse sample loans reviewed	—	n/a	(48.6)	n/a
Loans repurchased by the sponsor	—	n/a	9.5	n/a

Subtotal of changes recognized in current period	(80.1)	12	(126.6)	4

Changes from re-estimation of opening balance:
Increase in estimated time to recovery	7.4	n/a	18.0	n/a
Change in pre-recovery loss reserves	21.1	n/a	(24.0)	n/a
Other	(2.5)	n/a	(17.5)	n/a

Subtotal of changes from re-estimation of opening balance	26.0	—	(23.5)	—

Discounted RMBS subrogation (gross of reinsurance) at 6/30/10	$(1,640.3)	12	$(610.7)	14

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

Reasonably Possible Additional Losses:

It is possible that our loss estimate assumptions for the RMBS insurance policies discussed above could be materially under-estimated as a result of continued deterioration in housing prices, the effects of a weakened economy marked by growing unemployment and wage pressures and/or continued illiquidity of the mortgage market. In other words, we believe that it is possible that the loss pattern for RMBS transactions could be more severe and prolonged than estimated. Additionally, our actual subrogation recoveries could be lower than our current estimates if the sponsors of these transactions: (i) fail to honor their obligations to repurchase the mortgage loans, (ii) successfully dispute our breach findings, or (iii) no longer have the financial means to fully satisfy their obligations under the transaction documents.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For second-lien mortgage credits for which we have an estimate of expected loss at June 30, 2010, the reasonably possible increase in loss reserves could be approximately $729 million. The reasonably possible scenario for second-lien mortgage collateral generally assumes that the voluntary constant prepayment rate decreases by 1 to 5 percent (depending on transaction performance), and the current-to-30 day roll assumption over a six month period increases by 0.25 percent to 1 percent (depending on transaction performance). In addition, the loss severities for second-lien products may be greater because of increased carrying costs and servicing advances that are not recovered and we frequently increased them in a range between 1 to 3 percent. The first-lien mortgage credits for which we have an estimate of expected losses at June 30, 2010 have a reasonably possible increase in loss reserves of approximately $416 million. The reasonably possible scenario for first-lien mortgage credits assumes that aggravated losses occur as a result of deterioration of macroeconomic factors and a reduced impact from government programs and servicer intervention.

It is possible that our loss estimate assumptions for student loan credits could be materially under-estimated as a result of various uncertainties including but not limited to, the interest rate environment, an increase in default rates and loss severities on the collateral due to economic factors, as well as a failure of issuers to refinance insured bonds which have a failed debt structure. Our student loan portfolio consists of credits collateralized by (i) federally guaranteed loans under the Federal Family Education Loan Program (“FFELP”) and (ii) private student loans. Whereas FFELP loans are guaranteed for a minimum of 97% of defaulted principal and interest, private loans have no government guarantee and therefore are subject to credit risk as with other types of unsecured credit. Recent default data has shown a significant deterioration in the performance of private student loans underlying our transactions. Further, a significant number of Ambac’s insured student loan exposures were financed with Auction Rate Securities or Variable Rate Demand Obligations. Due to the failure of the auction rate and variable rate markets, the interest rates on these securities increased significantly to punitive levels pursuant to the terms of the documents. Such increases have caused the collateralization ratio in these transactions to deteriorate on an accelerated basis due to negative excess spread and/or the use of principal receipts to pay current interest. Although some issuers have been successful in refinancing some of their failed debt obligations, refinancing alternatives are limited, and refinancing options for private loans are severely impaired. Effective July 1, 2010, lenders are unable to originate guaranteed loans, due to the termination of the FFELP program. The resulting reduction in revenues may adversely affect a number of issuers, whose ability to continue as administrator of the relevant transaction trusts may become at risk. For student loan credits for which we have an estimate of expected loss at June 30, 2010, the reasonably possible increase in loss reserves from the June 30, 2010 balance could be approximately $1,156.9 million. The reasonably possible scenario considers the highest stress scenario that was utilized in the development of our probability weighted expected loss at June 30, 2010.

Ambac’s management believes that the reserves for losses and loss expenses and unearned premium reserves are adequate to cover the ultimate net cost of claims, but reserves for losses and loss expenses are based on estimates and there can be no assurance that the ultimate liability for losses will not exceed such estimates.

Valuation of Financial Instruments. Ambac’s financial instruments are reported on the Consolidated Balance Sheets at fair value, and those subject to valuation estimates include investments in fixed income securities, VIE assets and liabilities, and derivatives comprising credit default, interest rate and currency swap transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The fair market values of financial instruments held are determined by using independent market quotes when available and valuation models when market quotes are not available. ASC Topic 820, Fair Value Measurements and Disclosures requires the categorization of these assets and liabilities according to a fair value valuation hierarchy. Approximately 80% of our assets and approximately 57% of our liabilities are carried at fair value and categorized in either Level 2 of the valuation hierarchy (meaning that their fair value was determined by reference to quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in inactive markets and other observable inputs) or Level 3 (meaning that their fair value was determined by reference to significant inputs that are unobservable in the market and therefore require a greater degree of management judgment). The determination of fair value for financial instruments categorized in Level 2 or 3 involves significant judgment due to the complexity of factors contributing to the valuation. The current market disruption makes valuation even more difficult and subjective. Third-party sources from which we obtain independent market quotes also use assumptions, judgments and estimates in determining financial instrument values and different third parties may use different methodologies or provide different prices for securities. In addition, the use of internal valuation models for certain highly structured instruments, such as credit default swaps, require assumptions about markets in which there has been a negligible amount of trading activity for over one year. As a result of these factors, the actual trade value of a financial instrument in the market, or exit value of a financial instrument position owned by Ambac, may be significantly different from its recorded fair value. Refer to Note 11 to the Consolidated Unaudited Financial Statements for discussion related to the transfers in and/or out of Level 1, 2 and 3 fair value categories.

Investment in Fixed Income Securities:

Investments in fixed income securities are accounted for in accordance with ASC Topic 320, Investments – Debt and Equity Securities. ASC Topic 320 requires that all debt instruments and certain equity instruments be classified in Ambac’s Consolidated Balance Sheets according to their purpose and, depending on that classification, be carried at either cost or fair market value. The fair values of fixed income investments held in the investment portfolios of Ambac and its operating subsidiaries are based primarily on quoted market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. For those fixed income investments where quotes were not available, fair values are based on internal valuation models. Refer to Note 11 to the Consolidated Unaudited Financial Statements for further discussion of the valuation methods, inputs and assumptions for fixed income securities. Ambac performs various review and validation procedures to quoted and modeled prices for fixed income securities, including price variance analyses, missing and static price reviews, overall valuation analyses by senior traders and finance managers and reviews associated with our ongoing impairment analysis. Unusual prices identified through these procedures will be evaluated further against separate broker quotes (if available) or internally modeled prices, and the pricing source values will be challenged as necessary. Price challenges generally result in the use of the pricing source’s quote as originally provided or as revised by the source following their internal diligence process. A price challenge may result in a determination by the pricing source that they cannot provide a reasonable value for a security, in which case Ambac would resort to using either other quotes or internal models. Valuation results, particularly those derived from valuation models and quotes on certain mortgage and asset-backed securities, could differ materially from amounts that would actually be realized in the market.

Ambac’s investments in fixed income securities (excluding VIE investments) classified as “available-for-sale” are carried at fair value, with the after-tax difference from amortized cost reflected in stockholders’ equity as a component of Accumulated Other Comprehensive Loss (“AOCL”). One of the significant estimates related to available-for-sale securities is the evaluation of investments for other-than-temporary impairments. Effective April 1, 2009, Ambac adopted ASC Paragraph 320-10-65-1 of ASC

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

VIE Assets and Liabilities:

The asset and liabilities of VIEs consolidated under ASC Topic 810 consist primarily of fixed income securities, loans receivable, derivative instruments and debt instruments and are generally carried at fair value with changes in fair value recognized in Financial Guarantee: (Loss) income on variable interest entities of the Consolidated Statements of Operations. These consolidated VIEs are securitization entities which have liabilities and/or assets guaranteed by Ambac or which issued debt that is the reference obligation of credit derivatives written by Ambac to third parties. The fair values of VIE debt instruments are determined using the same methodologies used to value Ambac’s fixed income securities in its investment portfolio as described above. VIE debt fair value is based on market prices received from dealer quotes or alternative pricing sources with reasonable levels of price transparency. Such quotes generally consider a variety of factors, including recent trades of the same and similar securities. For those VIE debt instruments where quotes were not available, the debt instrument fair values are based primarily on internal valuation models.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

VIE derivative asset and liability fair values are determined using valuation models. When specific derivative contractual terms are available and may be valued primarily by reference to interest rates, exchange rates and yield curves that are observable and regularly quoted the derivatives are valued using vendor-developed models. Other derivatives within the VIEs that include significant unobservable valuation inputs are valued using internally developed models. All VIE derivatives at June 30, 2010 and December 31, 2009 use vendor-developed models and do not require the use of significant unobservable inputs.

The fair value of VIE assets are obtained from market quotes when available. Typically the asset fair values are not readily available from market quotes and are estimated internally. The consolidated VIEs are securitization entities in which net cash flows from assets and derivatives (after adjusting for financial guarantor cash flows and other expenses) will be paid out to note holders or equity interests. Our valuation of VIE assets (fixed income securities or loans), therefore, are derived from the fair value of notes and derivatives, as described above, adjusted for the fair value of cash flows from Ambac’s financial guarantee. The fair value of financial guarantee cash flows include: (i) estimated future premiums discounted at a rate consistent with that implicit in the fair value of the VIE’s liabilities and (ii) internal estimates of future loss payments by Ambac discounted to consider Ambac’s own credit risk.

Derivatives:

Ambac’s operating subsidiaries’ exposure to derivative instruments is created through interest rate, currency, and credit default swaps. These contracts are accounted for at fair value under ASC Topic 815, Derivatives and Hedging. Valuation models are used for the derivative portfolio, using market data from a variety of third-party data sources. Several of the more significant types of market data that influence fair value include interest rates (taxable and tax-exempt), credit spreads, default probabilities, recovery rates, comparable securities with observable pricing, and the credit rating of the referenced entities. Refer to Note 11 to the Consolidated Unaudited Financial Statements for further discussion of the models, model inputs and assumptions used to value derivative instruments. Due to the inherent uncertainties of the assumptions used in the valuation models to determine the fair value of derivative instruments, actual value realized in a market transaction may differ significantly from the estimates reflected in our financial statements.

As described in Note 11 to the Consolidated Unaudited Financial Statements, the fair values of credit derivatives are sensitive to changes in credit ratings on the underlying reference obligations, particularly when such changes reach below investment grade levels. Ratings changes are reflected in Ambac’s valuation model as changes to the “relative change ratio,” which represents the ratio of the estimated cost of credit protection relative to the cash market spread on the reference obligation. Such adjustments to the relative change ratio have primarily impacted the fair value of CDO of ABS transactions containing over 25% MBS exposure which have suffered significant credit downgrades. See Note 1 to the Consolidated Unaudited Financial Statements for the commutation of all such transactions under the Settlement Agreement. Downgrades since inception have occurred in CDS transactions representing approximately 80% of par outstanding as of June 30, 2010. The average rating for these transactions was AA- as of June 30, 2010 and, therefore, changes to the relative change ratio have not been significant.

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

A potential weakness of our valuation model is our reliance on broker quotes obtained from dealers which originated the underlying transactions, who in certain cases may also be the counterparty to our CDS transaction. All of the transactions falling into this category are illiquid and it is usually difficult to obtain alternative quotes. Ambac employs various procedures to corroborate the reasonableness of quotes received, including comparing to other quotes received on similarly structured transactions, observed spreads on structured products with comparable underlying assets and, on a selective basis when possible, values derived through internal estimates of discounted future cash flows. Each quarter, the portfolio of CDS transactions is reviewed to ensure every reference obligation price has been updated. Period to period valuations are compared for each CDS and by underlying bond type. For each CDS, this analysis includes comparisons of key valuation inputs to the prior period and against other CDS within the bond type. No adjustments were made to the broker quotes we received when determining fair value of CDS contracts as of June 30, 2010. Another potential weakness of our valuation model is the lack of new CDS transactions executed by financial guarantors, including Ambac, in the current distressed market environment, which makes it difficult to validate the percentage of the reference obligation spread which would be captured as a CDS fee at the valuation date, (i.e. the relative change ratio, a key component of our valuation calculation). Changes to the relative change ratio based on internal ratings assigned are another potential weakness as internal ratings could differ from actual ratings provided by rating agencies. However, we believe our internal ratings are updated at least as frequently as the external ratings. Nonetheless, we believe the approach we have developed, described above, to increase the relative change ratio as the underlying reference obligation experiences credit deterioration is consistent with a market-based approach to valuation. Ultimately, our approach shares a weakness with other modeling approaches as it is unclear if we could execute at these values, particularly with the current dislocation in the credit markets.

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

Financial Guarantee Exposures

The following table provides a breakdown of guaranteed net par outstanding by market sector at June 30, 2010 and December 31, 2009. Guaranteed net par outstanding includes the exposures of policies that insure VIEs consolidated in accordance with ASU 2009-17:

($ in billions)	June 30, 2010	December 31, 2009
Public Finance	$212.5	$223.2
Structured Finance	84.7	114.7
International Finance	43.8	52.5

Total net par outstanding	$341.0	$390.4

The decrease in structured finance is primarily due to CDO of ABS transactions commuted under the Settlement Agreement with certain counterparties ($17.8 billion of net par exposures). Refer to Note 1 to the Consolidated Unaudited Financial Statements for further discussion of the Settlement Agreement.

The following table provides a rating distribution of guaranteed total net par outstanding based upon internal Ambac Assurance credit ratings at June 30, 2010 and December 31, 2009 and a distribution by bond type of Ambac Assurance’s below investment grade exposures at June 30, 2010 and December 31, 2009. Below investment grade is defined as those exposures with a credit rating below BBB-:

	Percentage of Guaranteed Portfolio(1)
	June 30, 2010	December 31, 2009
AAA	2%	2%
AA	23	24
A	45	41
BBB	19	18
BIG(2)	11	15

Total	100%	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac Assurance. In cases where Ambac has insured multiple tranches of an issue with varying internal ratings, or more than one obligation of an issuer with varying internal ratings, a weighted average rating is used. Ambac credit ratings are subject to revision at any time and do not constitute investment advice. Ambac Assurance, or one of its affiliates, has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	Decline in BIG driven by transactions commuted under the Settlement Agreement with certain counterparties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Summary of Below Investment Grade Exposure

Bond Type	June 30, 2010	December 31, 2009
($ in millions)
Public Finance:
Transportation	$1,114	$1,113
Health care	271	307
General obligation	241	280
Tax-backed	265	598
Other	834	658

Total Public Finance	2,725	2,956

Structured Finance:
CDO of ABS > 25% RMBS(1)	—	16,718
Mortgage-backed and home equity—first lien	13,520	13,477
Mortgage-backed and home equity— second lien	11,029	12,050
Auto Rentals	2,707	2,849
Student loans	4,175	3,910
Enhanced equipment trust certificates	465	473
Mortgage-backed and home equity – other	295	584
Other CDOs	237	523
Other	1,601	2,106

Total Structured Finance	34,029	52,690

International Finance:
Airports	1,302	1,498
Other	702	1,210

Total International Finance	2,004	2,708

Grand Total	$38,758	$58,354

(1)	Decline in CDO of ABS is the result of transactions commuted under the Settlement Agreement with certain counterparties. Refer to Note 1to the Consolidated Unaudited Financial Statements for further discussion of the Settlement Agreement.

In connection with its financial guarantee business, Ambac has outstanding commitments to provide guarantees (includes both insurance and credit derivatives) of $7.2 billion at June 30, 2010. These commitments relate to potential future debt issuances or increases in funding levels for existing insurance or credit derivative transactions. Commitments generally have fixed termination dates and are contingent on the satisfaction of all conditions set forth in the contract. These commitments may expire unused or be reduced or cancelled at the counterparty’s request. Additionally, approximately 84% of the total commitment amount represents commitments that contain one or more of the following provisions: (i) the commitment may be terminated at Ambac’s election upon a material adverse change, (ii) in order for the funding levels to be increased, certain eligibility requirements must be met, or, (iii) for commitments to provide protection, the commitment may not be exercised upon an event of default or after the reinvestment period. Moreover, as a consequence of the Segregated Account Rehabilitation Proceedings and under the terms of the Settlement Agreement, it is unclear whether such new policies could be issued. Accordingly, the $7.2 billion of commitments outstanding at June 30, 2010 do not necessarily reflect actual future amounts. Additionally, due to Ambac’s current financial strength ratings and investor concern with respect to our financial position, certain commitments are unlikely to be exercised.

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

The following tables provide current gross par outstanding by vintage and type, and underlying credit rating of Ambac’s affected U.S. RMBS book of business:

	Total Gross Par Outstanding At June 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$142.1	$750.0	$8.6
2002	210.6	698.0	80.7
2003	44.3	1,075.4	615.3
2004	1,500.1	555.0	937.8
2005	1,523.6	1,208.2	3,032.9
2006	3,933.3	900.2	2,566.2
2007	4,435.8	577.0	3,610.3

Total	$11,789.8	$5,763.8	$10,851.8
% of Total MBS Portfolio	35.9%	17.6%	33.1%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Gross claim liability, before Subrogation Recoveries At June 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$1.5	$5.0	$—
2002	—	1.6	—
2003	0.4	—	—
2004	311.3	—	2.3
2005	436.2	7.5	575.4
2006	1,610.4	123.1	582.6
2007	474.4	72.5	659.9

Total	$2,834.2	$209.7	$1,820.2

	Gross Subrogation Recoveries At June 30, 2010 ($ in millions)
Year of Issue	Second Lien	Sub-prime	Mid-prime(1)
1998-2001	$—	$—	$—
2002	—	—	—
2003	—	—	—
2004	(88.8)	—	—
2005	(190.0)	—	—
2006	(726.0)	—	(36.7)
2007	(934.7)	(178.1)	(96.6)

Total	$(1,939.5)	$(178.1)	$(133.3)

	Percent of Related RMBS Transactions’ Gross Par At June 30, 2010
Internal Ambac Credit Rating(2)	Second Lien	Sub-prime	Mid-prime(1)
AAA	0%	5%	2%
AA	<0.1%	4%	5%
A	3%	9%	6%
BBB(3)	2%	5%	2%
Below investment grade(3)	95%	77%	85%

(1)	Mid-prime includes Alt-A transactions and affordability product transactions, which includes interest only or option adjustable rate features.
(2)	Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2010, and may be changed at any time based on our internal credit review. Ambac undertakes no obligation to update such ratings. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations listed and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(3)	Ambac’s BBB internal rating reflects bonds which are of medium grade credit quality with adequate capacity to pay interest and repay principal. Certain protective elements and margins may weaken under adverse economic condition and changing circumstances. These bonds are more likely than higher rated bonds to exhibit unreliable protection levels over all cycles. Ambac’s below investment grade internal ratings reflect bonds which are of speculative grade credit quality with the adequacy of future margin levels for payment of interest and repayment of principal potentially adversely affected by major ongoing uncertainties or exposure to adverse conditions. Ambac’s below investment grade category includes transactions on which we are currently paying claims.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RMBS exposure in collateralized debt obligations

Ambac’s outstanding CDO exposures are comprised of the following asset type and credit ratings as of June 30, 2010 and December 31, 2009:

Business Mix by Net Par ($ in billions)	June 30, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
High yield Corporate (CLO)	$15.0	73%	$21.2	48%
CDO of ABS > 25% MBS	—	0	16.7	38
CDO of ABS < 25% MBS	2.4	12	2.6	6
Market value CDOs	1.7	8	1.6	4
Other	1.5	7	2.0	4

Total	$20.6	100%	$44.1	100%

Ambac Ratings by Net Par(1) ($ in billions)	June 30, 2010		December 31, 2009
	Net Par	Percentage	Net Par	Percentage
AAA	$2.9	14%	$4.2	9%
AA	11.5	56	17.0	39
A	5.3	26	3.8	9
BBB	0.7	3	1.8	4
Below investment grade(2)	0.2	1	17.3	39

Total	$20.6	100%	$44.1	100%

(1)	Internal Ambac credit ratings are provided solely to indicate the underlying credit quality of guaranteed obligations based on the view of Ambac. Ambac ratings set forth above reflect the internal Ambac ratings as of June 30, 2010, and may be changed at any time based on our internal credit review. This does not constitute investment advice. Ambac or one of its affiliates has guaranteed the obligations included above and may also provide other products or services to the issuers of these obligations for which Ambac may have received premiums or fees.
(2)	As a result of the Settlement Agreement with certain Counterparties Ambac commuted all of the remaining CDO of ABS exposures that were BIG. Refer to Note 1 to the Consolidated Unaudited Financial Statements for further discussion of the Settlement Agreement.

The decline in CDO of ABS > 25%, BIG and a portion of the high yield corporate (CLO) are the result of the Settlement Agreement, as discussed in Note 1 to the Consolidated Unaudited Financial Statements in Item 1 of this Form 10-Q. Additionally, the decline in CDO exposures primarily in High Yield Corporate (CLO) was the result of early terminations with certain counterparties.

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

Results of Operations

The financial results beginning in 2007 and continuing in 2010 have been impacted directly and indirectly by exposure to residential mortgages and other financial market disruption-related losses. Ambac has experienced significant losses within its financial guarantee business (both insurance policies and credit derivatives transactions) which, beginning 2008, led to rating downgrades of Ambac Assurance by the independent rating agencies. Rating agency actions have contributed to Ambac’s inability to generate meaningful amounts of new financial guarantee business beginning in late 2007. Also, as a result of these downgrades, most of Ambac’s financial services counterparties exercised their contractual rights to either terminate contracts and/or obtain additional collateral from Ambac. Terminations of many interest rate, currency and total return swaps have also resulted in losses to Ambac. The required increase in collateral provided by Ambac caused a rebalancing of the investment portfolio, mostly through transactions between the investment agreement business and Ambac Assurance. Additionally, the financial guarantee losses and commutations along with financial services terminations and collateral requirements have resulted in partial liquidation of the investment portfolio, adversely impacting investment income. In limited circumstances, Ambac was able to negotiate terminations of investment agreement contracts at a discount to its liability, recognizing realized gains. The investment portfolio has suffered other-than-temporary impairment losses, especially among residential mortgage backed securities, due to both credit impairments and management’s intent to sell securities which have fair values below their original cost basis.

Ambac’s diluted loss was ($57.6) million, or ($0.20) per share, and ($2,368.8) million, or ($8.24) per diluted share, for the three months ended June 30, 2010 and 2009, respectively. Ambac’s diluted loss attributable to common stockholders were ($747.6) million, or ($2.59) per share, and ($2,761.0) million, or ($9.60) per share, for the six months ended June 30, 2010 and 2009, respectively. The second quarter 2010 financial results compared to 2009 were primarily effected by (i) higher gains in the change in the fair value of credit derivatives; (ii) lower other-than-temporary impairment losses; (iii) lower loss and loss expenses incurred; (iv) higher net realized investment gains; and (v) a lower provision for income taxes; partially offset by (i) lower financial services revenues; and (ii) lower net investment income. The six months ended June 30, 2010 results were primarily impacted by (i) lower other-than-temporary impairment losses; (ii) lower loss and loss expenses; and (iii) a lower provision for income taxes; partially offset by (i) a new consolidation accounting standard resulting in a non-recurring pre-tax loss; and (ii) lower gains in the change in the fair value of credit derivatives.

The following paragraphs describe the consolidated results of operations of Ambac and its subsidiaries for the three and six months ended June 30, 2010 and 2009 and its financial condition as of June 30, 2010 and December 31, 2009. These results are presented for Ambac’s two reportable segments: Financial Guarantee and Financial Services.

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

receive benefits from the VIE that could potentially be significant to the VIE. As a result, a cumulative effect adjustment of $705.0 million was recorded as a net increase to total equity at January 1, 2010. Refer to Note 3 of the Consolidated Unaudited Financial Statements in this Form 10-Q for further discussion of the cumulative effect of adopting the standard. With the implementation of ASU 2009-16 and ASU 2009-17, amounts reported in 2010 are not comparable to amounts that were reported in 2009 for the significant majority of the Financial Guarantee Segment, including, net premiums earned, net investment income, losses incurred and underwriting and operating expenses.

Commutations, Terminations and Settlements of Reinsurance and Credit Derivative Contracts.

As discussed in Note 1 to the Consolidated Unaudited Financial Statements in Item 1 of this Form 10-Q, Ambac Assurance has entered into a Settlement Agreement with respect to certain CDO-related obligations on March 24, 2010. The Settlement Agreement commuted $17.8 billion of par exposure for a payment by Ambac Assurance of approximately $2.6 billion plus $2.0 billion of surplus notes. Ambac Assurance commuted another CDO of ABS transaction in an amount equal to its remaining par value of $90 million. In addition to these commutations, Ambac Assurance has also commuted for $96.5 million of cash certain additional obligations, including certain non-CDO of ABS obligations with par of $1.4 billion.

In July 2010, the Segregated Account of Ambac Assurance Corporation commuted an insurance policy with a cash payment of $65 million and the issuance of Segregated Account Surplus Notes with a par value of $50 million.

Ambac terminated all reinsurance agreements with RAM Reinsurance Company Ltd. (“Ram Re”) effective April 8, 2009. The termination reflects the recapture of approximately $7 billion of par outstanding. The economic result was a settlement payment from Ram Re to Ambac in the amount of approximately $97 million. In connection with the termination Ambac recorded a gain of approximately $13 million in the Consolidated Unaudited Statement of Operations during the quarter ended June 30, 2009.

Net Premiums Earned. Net premiums earned for the three and six months ended June 30, 2010 were $167.0 million and $292.2 million, respectively, a decrease of $10.7 million, or 6%, from $177.7 million for the three months ended June 30, 2009 and a decrease of $82.3 million, or 22%, from $374.5 million for the six months ended June 30, 2009. Net premiums earned include accelerated premiums, which result from refunding, calls and other accelerations. Certain obligations insured by Ambac have been legally defeased whereby government securities are purchased by the issuer with the proceeds of a new bond issuance, or less frequently with other funds of the issuer, and held in escrow (a pre-refunding). The principal and interest received from the escrowed securities are then used to retire the Ambac-insured obligations at a future date either to their maturity date or a specified call date. Ambac has evaluated the provisions in certain financial guarantee insurance policies issued on legally defeased obligations and determined those policies have not been legally extinguished and, therefore, premium revenue recognition has not been accelerated. Normal net premiums earned for the six months ended June 30, 2010 has been negatively impacted by (i) no new business in 2009 and 2010; (ii) the adoption of ASU 2009-17; and (iii) several structured finance transaction terminations, partially offset by an increase in net earnings due to reinsurance cancellations that were executed during 2009. As a result of the adoption of the new consolidations standard and the resulting consolidation of certain VIEs, $13.7 million and $31.4 million of net premiums earned were not recognized in net premiums earned for the three months and six months ended June 30, 2010, respectively; rather, the total income statement results of such VIEs were recorded in income (loss) on variable interest entities. Normal net premiums earned exclude accelerated premiums. Normal net premiums earned and accelerated premiums are reconciled to total net premiums earned in the table below.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a breakdown of net premiums earned by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2010	2009	2010	2009
Public Finance	$45.0	$48.9	$90.2	$98.4
Structured Finance	43.6	51.7	84.2	115.8
International Finance	24.1	43.3	51.4	85.5

Total normal premiums earned	112.7	143.9	225.8	299.7
Accelerated earnings	54.3	33.8	66.4	74.8

Total net premiums earned	$167.0	$177.7	$292.2	$374.5

The following table provides a breakdown of accelerated earnings by market sector:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2010	2009	2010	2009
Public Finance	$22.5	$24.3	$33.5	$59.8
Structured Finance	6.9	4.8	6.3	9.5
International Finance	24.9	4.7	26.6	5.5

Total net accelerated premiums earned	$54.3	$33.8	$66.4	$74.8

Net Investment Income. Net investment income for the three and six months ended June 30, 2010 was $69.0 million and $186.6 million, a decrease of 45% from $125.5 million in the three months ended June 30, 2009, and a decrease of 18% from $226.4 million in the six months ended June 30, 2009. The declines in net investment income resulted from the lower invested asset base in 2010. Investment income for the three months ended June 30, 2010 also reflected lower average yields than the comparable period in 2009. However, average yields were higher for the six months ended June 30, 2010 than for the six months ended June 30, 2009. The lower invested asset base in 2010 was driven by reductions in the portfolio to pay commutations on CDO of ABS transactions pursuant to the Settlement Agreement, RMBS claim payments and to provide loans to the financial services businesses, partially offset by cash flow from the collection of financial guarantee premiums, tax refunds, fees and coupon receipts on invested assets. Compared to 2009, the average long-term portfolio mix has shifted away from tax-exempt municipals toward taxable securities, primarily floating rate RMBS securities purchased from the investment agreement business, Ambac insured securities purchased in the open market and corporate bonds. These changes have resulted in a greater long-term asset allocation in higher yielding asset classes. For the three months ended June 30, 2010 compared to second quarter 2009, the positive effects of these portfolio changes on yield were more than offset by generally lower interest rates and a higher average concentration of lower yielding short-term investments in anticipation of the CDS Settlement Agreement which closed June 7, 2010. Average yields for the six months ended June 30, 2010 were higher than for the first half of 2009 due to the greater allocation of the long-term portfolio in higher yielding assets partially offset by lower rates within most asset classes and a higher concentration of short-term assets than in 2009. Please see “Liquidity and Capital Resources” for more information.

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

Charges for other-than-temporary impairment losses were $7.5 million and $38.8 million for the three and six months ended June 30, 2010, respectively, a decrease from $675.4 million and $1,420.1 million for the three and six months ended June 30, 2009, respectively. Other-than-temporary impairments for 2010 reflect charges to write-down student loan securities to fair value as a result of management’s intent to sell securities to meet liquidity needs as well as credit losses on securities guaranteed by Ambac Assurance. As further described in Note 1 to the Notes to the Consolidated Unaudited Financial Statements located in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced the Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses of $6.7 million and $24.8 million for the three and six months ended June 30, 2010, respectively. Except for Ambac insured securities, all securities that contain expected credit losses have been identified for sale by management. Accordingly, other-than-temporary impairment charges included in earnings represent the amount to write-down the amortized cost of such securities to fair value. Other-than-temporary impairments for 2009 primarily reflect charges to write-down the amortized cost basis of residential mortgage-backed securities that management believed had experienced some credit impairment and/or intended to sell. Other than temporary losses on RMBS investments relate to assets purchased from the financial services business in the fourth quarter of 2008, to provide the investment agreement business with liquidity requirements for collateral and terminating its agreements.

Net Realized Investment Gains. The following table provides a breakdown of net realized gains for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2010	2009	2010	2009
Net gains on securities sold or called	$19.0	$3.8	$73.0	$3.0
Foreign exchange losses	(0.7)	3.9	0.4	3.2

Total net realized gains	$18.3	$7.7	$73.4	$6.2

Change in fair value of credit derivatives. The net change in fair value of credit derivatives was $202.2 million and $35.0 million for the three and six months ended June 30, 2010, respectively, compared to $1.0 million and $1,546.8 million in the three and six months ended June 30, 2009, respectively.

The net gain on change in fair value of credit derivatives for the three months ended June 30, 2010 was primarily due to an increase in the valuation adjustment to reflect Ambac’s own credit risk (see Note 11 of the Consolidated Unaudited Financial Statements for a description of the methodology used to determine this credit valuation adjustment). The net gain for the six months ended June 30, 2010 also included gains from increases in reference obligation pricing in asset classes other than CDO of ABS,

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

offset by the recognition of losses related to observable market value movements during the first quarter of $415.9 million on transactions included in the Settlement Agreement. The net gain in fair value of credit derivatives during the second quarter of 2009 was primarily the result of: (i) improvement in the average pricing level of CLO reference obligations and (ii) amortization of par outstanding on certain CDO of ABS reference obligations, largely offset by (i) mark-to-market losses related to the amendment and commutation of two separate CDO of ABS transactions that settled in July 2009, (ii) the net increase in mark-to-market liabilities due to a lower Ambac credit valuation adjustment and (iii) the negative effects of the internal credit rating downgrade of certain transactions. For the six months ended June 30, 2009, the unrealized gain on credit derivatives reflected an increased Ambac Assurance credit valuation adjustment included in the credit derivative liability, partially offset by negative adjustments for (i) internal ratings downgrades of the CDO of ABS portfolio and (ii) lower quoted valued on the reference obligations.

Realized gains (losses) and other settlements on credit derivative contracts were ($2,777.3) million and ($2,767.4) million for the three and six months ended June 30, 2010, respectively. These amounts represent premiums received and accrued on written contracts, premiums paid and accrued on purchased contracts and net losses and settlements, including the CDO of ABS Settlement as further discussed in Note 1 to the Consolidated Unaudited Financial Statements, paid and payable where a formal notification of shortfall has occurred. Net realized losses for the three and six months ended June 30, 2010 included $9.8 million and $19.4 million, respectively of net fees earned, including collection of $6.3 million collected from counterparties to settle future premiums on terminated transactions. Net realized losses for the three and six months ended June 30, 2009 included realized losses of $2,994.8 million under the June 7, 2010 Settlement Agreement of CDO of ABS and certain other transactions as further discussed in Note 1 to the Consolidated Financial Statements.

Unrealized gains (losses) on credit derivative contracts were $2,979.5 million and $2,802.5 million in the three and six months ended June 30, 2010, respectively, compared to $6.0 million and $1,545.2 million in the three and six months ended June 30, 2009, respectively. The net unrealized gains (losses) in fair value of credit derivatives reflect the same factors as the overall change in fair value of credit derivatives as noted above, adjusted for the reclassification of loss from unrealized to realized losses of $2,789.3 million and $2,789.0 million for the three and six months ended June 30, 2010, respectively and $17.2 million and $23.8 million for the three and six months ended June 30, 2009 respectively. The 2010 reclassification resulted primarily from the June 7, 2010 Settlement Agreement described above partially offset by unrealized gains of $205.7 million on hedges of CDO of ABS exposures that are now recoverable and have been reclassified as realized gains.

As with financial guarantee insurance policies, which are excluded from fair value accounting under the derivative accounting guidance literature, Ambac performs ongoing surveillance of credit derivatives. Similar to financial guarantee insurance policies, management estimates the amount of credit impairment at the balance sheet date. However, because credit derivatives are carried at fair value, credit impairment values on credit derivatives are not directly reflected in the GAAP financial statements. Differences between the credit derivative liability at fair value as reported and the estimated credit impairment value arise primarily from the use of different discount rates under the two measures and potential differences in assumptions about future cash flows by management versus other market participants. Credit impairment values are estimated using a discount rate of 5.1% (as prescribed by OCI) while fair value amounts incorporate credit spreads of both the reference obligation and of Ambac. During the second quarter 2010, all CDS contracts that had been on management’s adversely classified list were terminated. There are no credit derivative exposures included on management’s adversely classified list and no estimated credit impairment on CDS contracts as of June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income. Other income for the three and six months ended June 30, 2010 was ($30.2) million and ($86.2) million, respectively, compared to $39.2 million and $40.9 for the three and six months ended June 30, 2009, respectively Included within other income are non-investment related foreign exchange gains and losses, deal structuring fees, commitment fees, reinsurance settlement gains (losses). Other income for the three and six months ended June 30, 2010 primarily resulted from the impact of the movement in the British Pound and Euro to US Dollar exchange rate upon premium receivables, resulting in a loss of approximately $28.1 million and $60.8 million, respectively.

(Loss) income on variable interest entities. Loss on variable interest entity activities for the three and six months ended June 30, 2010 was $38.5 million and $531.3 million, respectively. Included within (loss) income on variable interest entities are income statement amounts relating to VIEs consolidated under the applicable consolidation accounting standards. The loss for the three months ended June 30, 2010 related primarily from an estimated decline in the fair value of student loan assets within two VIEs relative to the change in fair value of the VIEs’ note liabilities. These student loan transactions are included in management’s adversely classified list and are expected to require future claims payments under Ambac Assurance’s financial guarantee policies. Estimates of future insurance claim payments are used in determining the fair value of the loans held by these consolidated VIEs. Results for the first six months of 2010 were also affected by the deconsolidation of many VIEs in March 2010. With the implementation of the new consolidation standard (ASU 2009-17), Ambac consolidated significantly more VIEs beginning January 1, 2010 (89 VIEs) as compared to 1 VIE included in first half 2009 results, and accordingly amounts reported in 2010 are not comparable to amounts that were reported in 2009. Further, as a result of the Rehabilitation of the Segregated Account of Ambac Assurance, effective March 24, 2010 Ambac no longer has the unilateral power to direct the activities of certain previously consolidated VIEs that most significantly impact the VIEs economic performance. Accordingly, Ambac deconsolidated 49 VIEs, mostly RMBS transactions on March 24, 2010. The net loss related to these deconsolidated VIEs for the three and six months ended March 31, 2010 was $495.1 million. The loss upon deconsolidation primarily arises from re-establishment of the carrying value of insurance loss reserves and other insurance accounts which have an aggregate net liability balance at March 31, 2010 greater than the aggregate net liabilities of the VIEs which were carried at fair value. In the second quarter 2010, Ambac deconsolidated an additional 17 VIEs due to the termination of credit derivatives under the June 7, 2010 Settlement Agreement. Ambac’s variable interests in these VIEs existed through these credit derivative contracts. The deconsolidation of VIEs in connection with the credit derivative terminations did not result in any gain or loss. Refer to Note 3 of the Consolidated Unaudited Financial Statements included in Part 1 of this Form 10-Q for further information on the accounting for VIEs.

Losses and Loss Expenses. Losses and loss expenses are based upon estimates of the aggregate losses inherent in the non-derivative financial guarantee portfolio for insurance policies issued to beneficiaries, including VIEs, for which we do not consolidate the VIE as of the reporting date. Loss and loss expenses for the three and six months ended June 30, 2010 were $323.3 million and $412.4 million, respectively, compared to $1,230.9 million and $1,970.7 million for the three and six months ended June 30, 2009, respectively. Losses for the three months ended June 30, 2010 were caused by deterioration in certain student loans and other asset backed transactions. RMBS incurred losses were driven by a $153.0 million reduction in loss estimates for first lien transactions, offset by $191.3 million of incurred losses for second lien transactions. As a result of the new consolidations standard and the resulting consolidation of certain RMBS VIEs, $79.1 million and $193.7 million of additional expected losses were not recognized in losses incurred in the three and six months ended March 31, 2010; rather, the total income statement results of such VIEs were recorded in (loss) income on variable interest entities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the changes in the total net loss reserves for the three months ended March 31, 2010 and the year-ended December 31, 2009:

($ in millions)	Six Months Ended June 30, 2010	Year Ended December 31, 2009
Loss reserves at December 31, 2009, net of Subrogation recoverable and reinsurance	$3,777.3
Impact of adopting ASU 2009-17(1)	(503.8)

Beginning balance of net loss reserves	3,273.5	$2,469.2
Provision for losses and loss expenses	412.4	2,810.8
Losses paid	(244.8)	(1,734.3)
Recoveries of losses paid from reinsurers	6.4	203.6
Other recoveries, net of reinsurance	47.2	72.2
Intercompany elimination of VIEs	—	(44.2)
Deconsolidation of certain VIEs(2)	546.7	—

Ending balance of net loss reserves	$4,041.4	$3,777.3

(1)	Refer to Note 3 of this Consolidated Unaudited Financial Statements for discussion of the new accounting standard.

(2)	Relates to VIEs where Ambac no longer has the unilateral power to direct the activities of the VIEs and, accordingly, Ambac deconsolidated the affected VIEs. Included here are VIEs that have insurance policies that are allocated to the Segregated Account.

The losses and loss expense reserves as of June 30, 2010 and December 31, 2009 are net of estimated recoveries under representation and warranty breaches for certain RMBS transactions in the amount of $2,227.2 million and $2,026.3 million, respectively. Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Consolidated Unaudited Financial Statements for further background information on the change in estimated recoveries.

The following tables provide details of net losses paid, net of recoveries received for the six months ended June 30, 2010 and 2009:

($ in millions)	Six Months Ended June 30, 2010(1)	Six Months Ended June 30, 2009
Net losses paid:
Public Finance	$23.8	$6.7
Structured Finance	13.4	607.0
International Finance	154.0	42.4

Total	$191.2	$657.1

(1)	As a result of the claim moratorium on the Segregated Account of Ambac Assurance by the Rehabilitator, $655.5 million of claims were presented and not paid in the six months ended June 30, 2010.

At June 30, 2010, expected future claims to be presented (gross of reinsurance and net of expected recoveries) on credits that have already defaulted totaled $2,128.7 million. Included therein are amounts of $803.0 million, $63.0 million, $431.1 million, (1,147.6) million and $234.0 million for 2010, 2011, 2012, 2013, and 2014, respectively. These amounts are net of the previously mentioned representation and warranty breach recoveries totaling $2,333.9 million ($905.9 million and $1,428.1 million in 2011 and 2013, respectively).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Please refer to the “Critical Accounting Estimates” section of this Management’s Discussion and Analysis and to Note 5 of the Consolidated Unaudited Financial Statements for further background information on loss reserves, our policy and for further explanation of potential changes.

Underwriting and Operating Expenses. Underwriting and operating expenses for the three and six months ended June 30, 2010 were $58.9 million and $109.4 million, respectively, an increase of 21% from $48.8 million for the three months ended June 30, 2009 and an increase of 4% from $105.5 million for the six months ended June 30, 2009. The increase in underwriting and operating expenses were primarily due to higher consulting and legal fees, partially offset by lower compensation expenses and premiums taxes. Underwriting and operating expenses consist of gross underwriting and operating expenses, plus the amortization of previously deferred expenses and net reinsurance commissions received.

Interest Expense. Interest of $6.9 million for the three and six months ended June 30, 2010 relates to accrued interest on surplus notes issued by Ambac Assurance in connection with the June 7, 2010 issuance of $2.0 billion par value surplus notes from the Settlement Agreement with certain Counterparties. Please see Note 1 to the Unaudited Financial Statements in Item 1 of this Form 10-Q for further discussion of the Surplus Notes issued by Ambac Assurance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Services:

Through its Financial Services subsidiaries, Ambac historically provided financial and investment products including investment agreements, funding conduits and derivative products. The primary activities in the derivative products business were intermediation of interest rate and currency swap transactions and taking total return swap positions on certain fixed income obligations. As of December 31, 2009 all total return swap positions have been terminated. The derivative portfolio includes an unhedged Sterling-denominated exposure to consumer price inflation in the United Kingdom. In addition, the derivative products business also uses exchange traded U.S. Treasury futures contracts to hedge interest rate exposures. Therefore, changes in the relationship between taxable and tax-exempt index and municipal issue specific, as well as between taxable index and Treasury interest rates may result in gains or losses on interest rate swaps. Additionally, beginning in the third quarter of 2009, the derivative products portfolio retained positive mark-to-market sensitivity to interest rate increases to mitigate floating rate obligations elsewhere in the company, including in the credit derivative and insured portfolios.

Revenues. The following table provides a breakdown of Financial Services revenues for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2010	2009	2010	2009
Investment income	$8.9	$19.0	$18.1	$39.9
Derivative products	(71.0)	(44.2)	(129.2)	(58.4)
Other-than-temporary impairment losses	(3.1)	(186.7)	(3.1)	(272.2)
Net realized investment (losses) gains	65.8	(2.3)	67.2	114.2
Net change in fair value of total return swaps	—	22.1	—	11.7
Net mark-to-market gains (losses) on non-trading derivative contracts	(11.6)	7.5	(14.3)	7.7

Total Financial Services revenue	$(11.0)	$(184.6)	$(61.3)	$(157.1)

Investment Income. The decrease in investment income for the three and six months ended June 30, 2010 was driven primarily by a smaller portfolio of investments in the investment agreement business. The portfolio decreased significantly, primarily as a result of sales of securities to fund repayment of investment agreements as Ambac’s investment agreement obligations were reduced from $1.5 billion at June 30, 2009 to $0.9 billion at June 30, 2010.

Derivative Products. The increased losses in derivative product revenues for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 resulted primarily from mark-to-market losses in the second quarter of 2010 caused by declining interest rates during the period, partially offset by positive valuation adjustments relating to Ambac’s credit risk. Ambac’s financial services subsidiaries retained positive mark-to-market sensitivity to interest rate increases in the interest rate derivative portfolio and wrote offsetting intercompany swaps as a hedge against the floating rate exposure in the Financial Guarantee segment. This additional interest rate sensitivity resulted in losses of $155.6 million and $170.2 million to derivative product results for the three and six months ended June 30, 2010, respectively. The three and six months ended June 30, 2010 also included losses from termination fees related to interest rate and currency swaps. Termination fees generally reflect the counterparties’ cost to replace Ambac on their swaps. These fees are realized upon the swap counterparties’ exercise of termination rights allowed by Ambac Assurance’s rating downgrades or upon negotiated settlements. The results for the three and six months ended June 30, 2010 also include a fair value adjustment to reflect estimated swap replacement costs in the current market for swaps that

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

remain in the portfolio. Losses arising from the excess of termination fees over mid-market swap values, including fair value adjustments on swaps remaining in the portfolio, totaled $7.4 million and $48.1 million for the three and six months ended June 30, 2010, respectively. Many derivative counterparties retain the right to terminate contracts. The value of future terminations cannot be determined with certainty until such terminations occur. Accordingly, further termination losses may occur in the future. Derivative product revenues for the three and six months ended June 30, 2009 were driven primarily by termination fees of $49.9 and $63.7, respectively, and associated fair value adjustments during those periods.

Other-Than-Temporary Impairment Losses. Charges for other-than-temporary impairment losses in the financial services investment portfolios were $3.1 million for the three and six months ended June 30, 2010, a decrease from $186.7 million and $272.2 million for the three and six months ended June 30, 2009, respectively. Losses in 2009 are the result of write-downs on Alt-A residential mortgage backed securities held in the investment agreement investment portfolio that management believed had experienced some credit impairment and/or intended to sell.

Net Realized Investment Gains/(Losses). The following table details amounts included in net realized investment gains (losses) for the three and six months ended June 30, 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Millions)	2010	2009	2010	2009
Net (losses) gains on securities sold or called	$(7.7)	$(20.3)	$(6.3)	$(6.6)
Net gains on termination of investment agreements	73.5	18.0	73.5	120.8

Total net realized gains (losses)	$65.8	$(2.3)	$67.2	$114.2

Net Change in Fair Value of Total Return Swap Contracts. During 2009, Ambac terminated all remaining total return swaps. Net change in fair value of total return swaps resulted in gains of $22.1 million and $11.7 million for the three and six months ended June 30, 2009, respectively. In the second quarter of 2009, credit spreads on the underlying monoline guaranteed securities tightened, which caused an increase in the fair value of the total return swaps.

Expenses. Expenses for the three and six months ended June 30, 2010 were $7.5 million and $16.5 million, respectively, down 37% from $11.9 million in the three months ended June 30, 2009 and down 42% from $28.6 million in the six months ended June 30, 2009. These declines stemmed primarily from reductions in interest expenses on outstanding investment agreements as the portfolio declined from $1.5 billion to $0.9 billion at June 30, 2009 and 2010, respectively.

Corporate and Other:

On July 16, 2010, Ambac completed the sale of its advisory services subsidiary, RangeMark Financial Services, Inc. (“RangeMark”) to the management of RangeMark. Ambac will continue to contract with RangeMark for certain valuation services for a period of time.

Other Income. Other income for the three and six months ended June 30, 2010 was $1.2 million and $1.5 million, respectively, compared to $32.0 million and $32.2 million for the three and six months ended June 30, 2009, respectively. Included with other income are (i) investment income from corporate investments, and (ii) RangeMark investment advisory, consulting and research services. Other income for the quarter and year-to-date ended June 30, 2009 primarily resulted from income generated from a VIE consolidated in 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Realized Gains. Net realized gains for the three and six months ended June 2010, resulted from gains on the extinguishment of $20.3 million of Ambac’s 9.375% debentures, due August 2011. These Ambac debentures were acquired when Ambac entered into a series of debt for equity exchanges with certain holders of Ambac’s common stock. Ambac recognized a gain on the extinguishment of these debentures in the amount of $10,693, which was the difference between the fair value of the new shares issued less than the net carrying value of the debentures.

Interest Expense. Interest expense for the three and six months ended June 30, 2010 was $29.6 million and $59.8 million, respectively, basically flat from $29.8 million in the three months ended June 30, 2009 and from $59.7 million in the six months ended June 30, 2009.

Corporate Expense. Corporate expense for the three and six months ended June 30, 2010 was $12.6 million and $24.6 million, respectively, an increase of $16.0 million from ($3.3) million for the three months ended June 30, 2009 and an increase of $23.9 million from $0.7 million in the six months ended June 30, 2009. The increases are due to higher legal expenses, litigation provision, and the inclusion of RangeMark operating expenses of $1.8 million and $8.5 million for the three and six months ended June 30, 2010, respectively. Additionally, we recorded a goodwill impairment of $4.0 million relating to Ambac’s investment in Rangemark in the first six months of 2010. During the second quarter of 2009, Ambac reallocated $6.8 million of prior period costs to the appropriate operating subsidiary ($6.7 million to Financial Guarantee).

Provision for Income Taxes. Income taxes for the three and six months ended June 30, 2010 were at an effective rate of 00.0% and 00.0%, respectively, compared to (32.0%) and (82.2%) for the three and six months ended June 30, 2009, respectively. The increase in the effective tax rates for 2009 relates predominantly to the set up of a full deferred tax valuation allowance against ordinary losses. See Critical Accounting Estimates – Valuation Allowance on Deferred Tax Assets for further information.

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

As of June 30, 2010, Ambac Assurance reported statutory capital and surplus of approximately $1.5 billion, up from $160 million as of March 31, 2010. Ambac Assurance’s statutory financial statements include the results of Ambac Assurance’s general account, the Segregated Account which was formed on March 24, 2010, Ambac Assurance UK Ltd. and Everspan Financial Guarantee Corporation. Statutory capital and surplus was positively impacted by the various credit derivative commutations during the period, primarily the June 7, 2010 CDO of ABS settlement. Consideration for these settlements included both Surplus Notes of Ambac Assurance and cash. As prescribed by OCI, the Surplus Notes are included in Ambac Assurance’s statutory surplus at their par value of $2.0 billion. At June 30, 2010 Ambac Assurance has no remaining statutory impairments on its credit derivative portfolio.

Ambac Assurance recorded a statutory net loss for the six months ended June 30, 2010. The primary drivers of the statutory net loss were (i) statutory loss and loss expenses related primarily to Ambac Assurance’s RMBS financial guarantee portfolio for both initial defaults and continued deterioration in previously defaulted credits; (ii) impairment losses related to Ambac Assurance’s CDO of ABS transactions which were commuted during the quarter; and (iii) impairment losses within Ambac Assurance’s investment portfolio driven by reduced pricing on certain previously impaired RMBS securities. These negative drivers were partially offset by revenues (primarily premiums earned and investment income) generated during the period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statutory surplus is sensitive to: (i) further credit deterioration on the insured portfolio, (ii) first time payment defaults of insured obligations, which increases loss reserves, (iii) commutations of insurance policies or credit derivative contracts at amounts that differ from the amount of liabilities recorded, (iv) reinsurance contract terminations at amounts that differ from net assets recorded, (v) reductions in the fair value of previously impaired investments or additional downgrades of the ratings on investment securities to below investment grade by the independent rating agencies, (vi) settlements of representation and warranty breach claims at amounts that differ for amounts recorded, or failures to collect such amounts and (vii) defaults by reinsurers.

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

•

As a result of a prescribed practice by OCI, Surplus Notes are included in Surplus at an amount equal to par regardless of the admitted assets received in consideration for issuance of the notes. Under US GAAP, surplus note are included in long-term debt obligations recorded at their estimated fair value and accrete up to face value via the effective interest method.

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

Liquidity and Capital Resources

Ambac Financial Group, Inc. Liquidity. Ambac’s liquidity and solvency, both on a near-term basis (for the next twelve months) and a long-term basis, is largely dependent upon: (i) Ambac Assurance’s ability to pay dividends; (ii) cash on hand; (iii) external financing; and (iv) value of Ambac Assurance.

As a result of the events described in Note 1 of the Notes to Consolidated Unaudited Financial Statements of this Form 10-Q, it is highly unlikely that Ambac Assurance will be able to make dividend payments to Ambac for the foreseeable future. Based on the holdings of cash and investments of $76.0 million as of June 30, 2010, management believes that Ambac will have sufficient liquidity to satisfy its needs into the second quarter of 2011, but no guarantee can be given that Ambac will be able to pay all of its operating expenses and debt service obligations, and its liquidity may run out prior to the second quarter of 2011. Ambac’s principal uses of liquidity are for the payment of principal (including maturing principal in the amount of $122.2 million on its 9.375% senior notes due August 2011) and interest on its debt, its operating expenses, and capital investments in, and loans to, its subsidiaries. Operating expenses include legal and other professional fees; trust and stock transfer/listing fees; compensation costs, etc. Total operating expenses for the three and six months ended June 30, 2010 equaled $10.8 million and $16.1 million, respectively. Further, other contingencies (e.g., an unfavorable outcome in the outstanding class action lawsuits against the Company) could cause additional liquidity strain. While the Company does not believe the Segregated Account Rehabilitation Proceedings constitute an event of default under its debt indentures, the occurrence of an event of default with respect to Ambac’s debt could result in the acceleration of principal of such debt in the amount of $1,622.2 million. Ambac is currently pursuing raising additional capital and is also pursuing a restructuring of its outstanding debt through a prepackaged bankruptcy proceeding. There can be no assurance that any definitive agreement will be reached. If Ambac is unable to effectuate one of these strategic alternatives in the near term, then Ambac would likely need to seek relief under Chapter 11 of the United States Bankruptcy Code without agreement with major creditor groups concerning a plan of reorganization.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac did not pay any dividends on its common stock in the six months ended June 30, 2010.

Ambac Assurance Liquidity. Ambac Assurance’s liquidity on a long-term basis is dependent on receipt of installment premiums on existing financial guarantees, principal and interest cash flows from investments, and the amount of required loss and commutation payments on both insurance and credit derivative contracts. The principal sources of Ambac Assurance’s liquidity are gross installment premiums on insurance and credit default swap contracts, investment coupon receipts, scheduled investment maturities, sales of investment securities, repayment of affiliate loans, claim recoveries from reinsurers and tax refunds. In 2010, Ambac Assurance received $443.9 million from tax refunds under the Worker, Homeownership and Business Assistance Act of 2009. The principal uses of Ambac Assurance’s liquidity are the payment of operating expenses, loss and commutation payments on both insurance and credit derivative contracts, reinsurance premiums, and additional loans to affiliates. As a result of the Rehabilitation Proceeding with respect to the Segregated Account, claim payments on policies allocated to the Segregated Account are not expected to be paid until the Segregated Account Rehabilitation Plan is approved, which OCI has indicated will be filed approximately six months after the rehabilitation proceedings were commenced. Insurance claims presented of $655 million for policies allocated to the Segregated Account have not yet been paid.

Ambac Assurance elected to defer dividend payments on its Auction Market Preferred Securities for dividend payment dates subsequent to January 15, 2010.

An affiliate of Ambac provides a $360 million liquidity facility to a reinsurance company which acts as reinsurer with respect to a portfolio of life insurance policies. The liquidity facility, which is guaranteed by Ambac Assurance, provides temporary funding in the event that the reinsurance company’s capital is insufficient to make payments under the reinsurance agreement. The reinsurance is required to repay all amounts drawn under the liquidity facility. At June 30, 2010, $8.8 million was drawn on this liquidity facility; at June 30, 2010 the undrawn balance of the liquidity facility was $351.2 million.

Ambac and its affiliates participate in leveraged lease transactions with municipalities, utilities and quasi-governmental agencies (collectively “lessees”), either directly or through various affiliated companies. Assets underlying these leveraged lease transactions involve equipment and facilities used by the lessees to provide basic public services such as mass transit and utilities. Ambac and its affiliates may provide one or more of the following financial products in these transactions: (i) credit default swaps, (ii) guarantees of the lessees’ termination payment obligations, (iii) loans, and (iv) investment agreements and payment agreements, both of which serve as collateral to economically defease portions of the lessees’ payment obligations in respect of termination payments.

These transactions expose Ambac to the following risks:

•	Collateral posting requirements due to Ambac Assurance rating downgrade triggering events under certain agreements.

•

As a consequence of Ambac Assurance’s ratings downgrades, in some of the transactions the lessees are currently obligated to replace Ambac Assurance as credit enhancer, subject to waivers granted by the lessors. Failure of the waivers to be renewed followed by a failure to replace

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Ambac could result in a lease event of default and the requirement for a lessee to make a termination payment upon a demand by the lessor. Portions of any termination payments may be funded from the liquidation of the related defeasance collateral (i.e. payment agreements, investment agreements and/or other securities). To the extent a lessee fails to make a required termination payment, Ambac may be required to make a surety bond payment, or a swap settlement, under its guarantee policy or credit default swap, as applicable. The payment required under the Ambac credit enhancement will be based on the difference between the termination amount and the value derived from the defeasance collateral. Following a payment, Ambac would then be entitled to settle a credit default swap with the lessee or exercise its reimbursement rights against the lessee. In such circumstances Ambac, through subrogation or ownership in the leased assets, would have the right, along with other remedies, to liquidate the leased assets.

At June 30, 2010, Ambac’s aggregate financial enhancement exposure related to leveraged lease transactions that contain Ambac rating downgrade triggering events at June 30, 2010 is $660 million. Ambac’s exposure to these termination or swap settlement payments, net of defeasance collateral, is $607 million.

As a result of Ambac’s credit rating downgrades, nine lessees in these transactions may be required to replace Ambac as financial enhancement provider if waivers granted by the lessors are not renewed. There are three additional lessees that could be required to replace Ambac as financial enhancement provider in certain circumstances. In one case, Ambac’s replacement could be required upon the withdrawal of the guarantee provided by the lessee’s municipal owner. In another case, Ambac’s replacement could be required upon the rating downgrade of the second guarantor below a threshold level. In the third case, Ambac’s replacement could be required if the lessee withdrew additional collateral it has pledged to the lessor.

Financial Services Liquidity. The principal uses of liquidity by Financial Services subsidiaries are payments on investment and payment agreement obligations; payments on intercompany loans; payments under interest rate and currency swaps; collateral posting; and operating expenses. Management believes that its Financial Services short and long-term liquidity needs can be funded from net investment income; the maturity of invested assets; sales of invested assets; intercompany loans from Ambac Assurance; and receipts from interest rate and currency swaps.

Investment agreements subject Ambac to liquidity risk associated with unanticipated withdrawals of principal as allowed by the terms of certain contingent withdrawal investment agreements, including those issued to entities that provide credit protection with respect to collateralized debt obligations. These entities issue credit linked-notes, invest a portion of the proceeds in the contingent withdrawal investment agreements and typically sell credit protection by issuing a credit default swap referencing specified asset-backed or corporate securities. Upon a credit event of one of the underlying reference obligations, the issuer may need to draw on the investment agreement to pay under the terms of the credit default swap. Accordingly, these investment agreements may be drawn prior to our original expectations, resulting in an unanticipated withdrawal. As of June 30, 2010, $0.6 billion of contingent withdrawal investment agreements issued to CDOs remained outstanding, of which $0.03 billion were related to CDOs with primarily RMBS underlying collateral. To manage the liquidity risk of unscheduled withdrawals, Ambac utilizes several tools, including regular surveillance of the related transactions. This surveillance process is customized for each investment agreement transaction and includes a review of past activity, recently issued trustee reports, reference name performance characteristics and third party tools to analyze early withdrawal risk.

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

Before selecting a course of action, Ambac evaluated its options based on the contractual terms of each investment agreement. Issues considered in making these decisions included the detailed collateral posting provisions (collateral type, posting amount), investment agreement characteristics (yield, tenor, expected and potential draw profile), as well as the characteristics of the related investment portfolio. In many cases, Ambac chose to terminate investment agreements, particularly when it was able to do so at levels that resulted in meaningful discounts to book value. In addition, Ambac has posted collateral of $992.1 million in connection with its outstanding investment agreements, including accrued interest, at June 30, 2010.

Ambac Financial Services, LLC provided interest rate and currency swaps for states, municipalities, asset-backed issuers and other entities in connection with their financings. Ambac Financial Services hedges most of the related interest rate and currency risks of these instruments with standardized derivative contracts, which include collateral support agreements. Under these agreements, Ambac Financial Services is required to post collateral to a swap dealer to cover unrealized losses. In addition, Ambac Financial Services is often required to post collateral in excess of the amounts needed to cover unrealized losses, often referred to as an independent amount. The downgrades of Ambac Assurance in 2009 triggered additional termination events which in some cases have resulted in additional collateral requirements and/or termination payments on Ambac’s Financial Services products. All Ambac Financial Services derivative contracts possessing rating-based downgrade triggers that could result in collateral posting or a termination have been triggered. If terminations were to occur, it would generally result in a return of collateral to Ambac Financial Services in the form of cash, U.S. Treasury or U.S. government agency obligations with market values approximately equal to or in excess of market values of the swaps. In most cases, Ambac Financial Services will look to re-establish the hedge positions that are terminated early. This may result in additional collateral posting obligations or the use of futures contracts or other derivative instruments which could require Ambac Financial Services to post margin amounts. The amount of additional collateral required or margin posted on futures contracts will depend on several variables including the degree to which counterparties exercise their termination rights and the ability to replace these contracts with existing counterparties under existing documents and credit support arrangements. All contracts that require collateral posting are currently collateralized. Collateral posted by Ambac Financial Services totaled $172.9 million, including independent amounts, under these contracts at June 30, 2010.

Additionally, Ambac Financial Services hedges part of its interest rate risk with financial futures contracts. This requires it to post margin with its futures clearing merchant. On June 30, 2010 this amount was $18.2 million.

Ambac Credit Products enters into credit derivative contracts. Ambac Credit Products was not required to post collateral under any of its contracts.

Balance Sheet. Total assets increased by approximately $11.2 billion, driven by (i) the changes to assets of consolidated variable interest entities ($14.7 billion); (ii) installment premium receipts on insurance and credit derivative transactions; and (iii) coupon payments on investment securities, partially offset by commutation payments under the Settlement Agreement ($2.6 billion). As of June 30, 2010, stockholders’ deficit was $1.42 billion, as compared to $1.63 billion deficit at December 31, 2009. This change was primarily caused by improvements in fair value of investment securities during the period.

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

The amortized cost and estimated fair value of investments in fixed income securities and short-term investments, excluding VIE fixed income securities, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
($ in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed income securities:
Municipal obligations	$2,030.5	$2,115.6	$3,103.8	$3,205.5
Corporate obligations	882.6	895.3	859.8	841.2
Foreign obligations	108.6	114.9	158.5	167.7
U.S. government obligations	184.7	192.7	230.6	233.4
U.S. agency obligations	85.2	92.6	68.7	73.5
Residential mortgage-backed securities	1,307.4	1,475.1	1,644.5	1,738.8
Collateralized debt obligations	42.6	26.2	79.1	56.4
Other asset-backed securities	1,026.7	1,012.7	1,460.4	1,256.0
Short-term	514.8	514.8	962.0	962.0
Other	0.1	0.1	1.3	1.3

	6,183.2	6,440.0	8,568.7	8,535.8

Fixed income securities pledged as collateral:
U.S. government obligations	110.2	113.1	122.2	123.1
U.S. agency obligations	—	—	16.8	17.4
Residential mortgage-backed securities	13.5	14.4	25.4	26.9

	123.7	127.5	164.4	167.4

Total	$6,306.9	$6,567.5	$8,733.1	$8,703.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table represents the fair value of mortgage and asset-backed securities, excluding VIE mortgage and asset-backed securities, at June 30, 2010 and December 31, 2009 by classification:

($ in millions)	Financial Guarantee	Financial Services	Corporate	Total
June 30, 2010:
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$506.5	$230.6	$—	$737.1
U.S. Government Sponsored Enterprise Mortgages	141.2	327.0	—	468.2
RMBS – Second Lien	186.1	—	—	186.1
RMBS – First Lien – Sub Prime	69.8	—	—	69.8
RMBS – First Lien – Prime	15.6	—	—	15.6
Government National Mortgage Association	4.6	8.1	—	12.7

Total residential mortgage-backed securities	923.8	565.7	—	1,489.5

Other asset-backed securities
Military Housing	415.9	—	—	415.9
Credit Cards	—	272.9	—	272.9
Structured Insurance	116.5	—	—	116.5
Student Loans	21.8	43.0	—	64.8
Auto	—	53.2	—	53.2
Other	89.4	—	—	89.4

Total other asset-backed securities	643.6	369.1	—	1,012.7

Total	$1,567.4	$934.8	$—	$2,502.2

December 31, 2009
Residential mortgage-backed securities:
RMBS – First-lien – Alt-A	$701.8	$214.9	$—	$916.7
U.S. Government Sponsored Enterprise Mortgages	157.3	379.8	—	537.1
RMBS – Second Lien	200.6	—	—	200.6
RMBS – First Lien – Sub Prime	47.2	—	—	47.2
RMBS – First Lien – Prime	17.3	—	—	17.3
Government National Mortgage Association	4.9	41.9	—	46.8

Total residential mortgage-backed securities	1,129.1	636.6	—	1,765.7

Other asset-backed securities
Military Housing	362.9	—	—	362.9
Student Loans	178.6	100.1	—	278.7
Credit Cards	62.0	277.6	—	339.6
Structured Insurance	126.0	—	—	126.0
Auto	—	47.0	—	47.0
Aircraft securitizations	5.2	—	—	5.2
Other	96.6	—	—	96.6

Total other asset-backed securities	831.3	424.7	—	1,256.0

Total	$1,960.4	$1,061.3	$—	$3,021.7

The weighted average rating of the mortgage and asset-backed securities is BBB+, as of June 30, 2010 and December 31, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides the fair value of non-agency residential mortgage-backed securities, excluding VIE non-agency residential mortgage-backed securities, by vintage and type at June 30, 2010:

Year of Issue	First-lien Alt-A	Second-lien	First-lien Prime	First-lien Sub-Prime	Total
($ in millions)
2003 and prior	$—	$1.1	$—	$2.4	$3.5
2004	25.7	3.9	—	1.7	31.3
2005	208.7	37.0	7.3	3.5	256.5
2006	205.3	105.6	—	48.4	359.3
2007	297.4	38.5	—	13.8	349.7
2009	—	—	8.3	—	8.3

Total	$737.1	$186.1	$15.6	$69.8	$1,008.6

The following table summarizes, for all securities in an unrealized loss position as of June 30, 2010 and December 31, 2009, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position:

	June 30, 2010		December 31, 2009
($ in millions)	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Municipal obligations in continuous unrealized loss for:
0 – 6 months	$—	$—	$118.8	$4.1
7 – 12 months	—	—	—	—
Greater than 12 months	72.2	5.1	90.8	11.3

	72.2	5.1	209.6	15.4

Corporate obligations in continuous unrealized loss for:
0 – 6 months	22.5	0.6	182.1	9.0
7 – 12 months	52.7	5.8	—	—
Greater than 12 months	168.8	23.2	188.7	28.6

	244.0	29.6	370.8	37.6

Foreign obligations in continuous unrealized loss for:
0 – 6 months	—	—	21.0	0.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	5.0	0.7

	—	—	26.0	1.2

U.S. treasury obligations in continuous unrealized loss for:
0 – 6 months	—	—	68.1	1.5
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

			68.1	1.5

U.S. agency obligations in continuous unrealized loss for:
0 – 6 months	—	—	4.3	0.1
7 – 12 months	—	—	—	—
Greater than 12 months	—	—	—	—

	—	—	4.3	0.1

Residential mortgage-backed securities in continuous unrealized loss for:

0 – 6 months	31.0	1.2	204.6	13.6
7 – 12 months	0.9	0.3	15.8	2.8
Greater than 12 months	130.0	52.2	129.0	79.7

	161.9	53.7	349.4	96.1

Collateralized debt obligation securities in continuous unrealized loss for:

0 – 6 months	—	—	—	—
7 – 12 months	4.9	2.3	4.5	3.7
Greater than 12 months	21.3	14.1	51.9	19.0

	26.2	16.4	56.4	22.7

Other asset-backed securities in continuous unrealized loss for:
0 – 6 months	36.5	3.0	272.9	30.1
7 – 12 months	—	—	107.5	12.9
Greater than 12 months	520.7	48.2	735.2	162.6

	557.2	51.2	1,115.6	205.6

Totals	$1,061.5	$156.0	$2,200.2	$380.2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management has determined that the unrealized losses in fixed income securities at June 30, 2010 are primarily driven by the uncertainty in the structured finance market, primarily with respect to non-agency residential mortgage backed securities and a general increase in risk and liquidity premiums demanded by fixed income investors. Except as described below, Ambac has concluded that unrealized losses reflected in the table above are temporary in nature based upon (a) no principal and interest payment defaults on these securities; (b) analysis of the creditworthiness of the issuer and analysis of projected defaults on the underlying collateral; and (c) Ambac’s ability and current intent to hold these securities until a recovery in fair value or maturity. Of the $1,061.5 million that were in a gross unrealized loss position at June 30, 2010, below investment grade securities and non-rated securities had a fair value of $77.1 million and unrealized loss of $10.6 million, which represented 7.3% of the total fair value, and 6.8% of the unrealized loss as shown in the table above. Of the $2,200.2 million that were in a gross unrealized loss position at December 31, 2009, below investment grade securities and non-rated securities had a fair value of $114.4 million and an unrealized loss of $35.0 million, which represented 5.2% of the total fair value and 9.2% of the unrealized loss as shown in the above table.

During the three and six months ended June 30, 2010 and 2009, there were other-than-temporary impairment write-downs in the Financial Services and Financial Guarantee investment portfolios. For the three months ended June 30, 2010, other-than-temporary write-downs in the Financial Services and Financial Guarantee segments were $3.1 million and $7.5 million, respectively. These impairments were partly related to Alt-A residential mortgage-backed securities that management intends to sell as of June 30, 2010. Other-than-temporary impairment charges to earnings in the three months ended June 30, 2010 also included $6.7 million in credit losses on securities guaranteed by Ambac Assurance. For the six months ended June 30, 2010, other-than-temporary write-downs in the Financial Services and Financial Guarantee segments were $3.1 million and $38.8 million, respectively. As further described in Note 1 to the Consolidated Unaudited Financial Statements in Item 1 of this Form 10-Q, on March 24, 2010, the OCI commenced Segregated Account Rehabilitation Proceedings in order to permit the OCI to facilitate an orderly run-off and/or settlement of the liabilities allocated to the Segregated Account. As a result of actions taken by the OCI, financial guarantee payments on securities guaranteed by Ambac Assurance which have been placed in the Segregated Account are no longer under the control of Ambac management. Accordingly, estimated cash flows on such securities have been adversely impacted resulting in credit losses as of June 30, 2010, since we own some of those securities in our investment portfolio. For the three months ended June 30, 2009, Financial Services and Financial Guarantee other-than-temporary impairment write-downs included $186.7 million and $675.4 million, respectively. For the six months ended June 30, 2009 other-than-temporary write-downs in the Financial Services and

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Guarantee segments included $272.2 million and $1,420.2 million, respectively. These impairments were primarily related to Alt-A residential mortgage-backed securities which management believed had experienced some credit impairment and/or intended to sell as of June 30, 2009. Effective April 1, 2009, new accounting standards were effective under which, assuming management’s ability and intent to hold a credit impaired security, the other-than-temporary impairment charge through earnings would be only for the amount of the credit impairment as calculated under the standard. Except for Ambac insured securities, all residential mortgage backed securities that management believes are credit impaired have also been identified for sale as of June 30, 2010. Future changes in our estimated liquidity needs could result in a determination that Ambac no longer has the ability to hold such securities, which could result in additional other-than-temporary impairment charges.

The following table provides the ratings distribution of the fixed income investment portfolio, excluding VIE fixed-income investments, at June 30, 2010 and December 31, 2009:

Rating (1)

	Financial Guarantee	Financial Services	Combined
June 30, 2010:
AAA	29%	68%	37%
AA	32	20	30
A	15	2	12
BBB	10	—	8
Below investment grade	12	10	11
Not Rated	2%	—	2%

	100%	100%	100%

December 31, 2009:
AAA	30%	70%	37%
AA	33	20	31
A	17	2	14
BBB	8	—	7
Below investment grade	12	8	11
Not Rated	<1%	—	<1%

	100%	100%	100%

(1)	Ratings are based on the lower of Standard & Poor’s or Moody’s ratings. If guaranteed, rating represents the higher of the underlying or guarantor’s financial strength rating.

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

The following table represents the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities, excluding VIE guaranteed securities, at June 30, 2010 and December 31, 2009:

($ in millions)	Municipal obligations	Corporate obligations	Mortgage and asset- backed securities	Other	Total	Weighted Average Underlying Rating(1)
June 30, 2010
Financial Guarantee
National Public Finance Guarantee Corporation	$910.1	$86.0	$—	$—	$996.1	A+
Ambac Assurance Corporation	57.7	4.7	792.2		854.6	BB+
Assured Guaranty Municipal Corporation	413.0	92.3	20.8	—	526.1	A+
Financial Guarantee Insurance Corporation	16.6	—	13.2	—	29.8	BBB
MBIA Insurance Corporation	—	18.6	5.9	—	24.5	BBB-
Assured Guaranty Corporation	—	—	16.6	—	16.6	D

Total	$1,397.4	$201.6	$848.7	$—	$2,447.7	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$56.8	$—	$—	$56.8	BBB
Assured Guaranty Corporation	—	—	28.1	—	28.1	B+

Total	$—	$56.8	$28.1	$—	$84.9	BB+

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

December 31, 2009
Financial Guarantee
National Public Finance Guarantee Corporation	$1,546.0	$24.7	$—	$—	$1,570.7	A+
Ambac Assurance Corporation	53.8	22.9	745.9	1.2	823.8	BB
Assured Guaranty Municipal Corporation	630.7	86.7	28.1	—	745.5	A+
MBIA Insurance Corporation	—	17.7	10.8	—	28.5	BBB-
Financial Guarantee Insurance Corporation	16.0	—	22.5	—	38.5	BBB+
Assured Guaranty Corporation	—	—	16.2	—	16.2	D

Total	$2,246.5	$152.0	$823.5	$1.2	$3,223.2	A-

Financial Services
Assured Guaranty Municipal Corporation	$—	$54.8	$—	$—	$54.8	BBB
Assured Guaranty Corporation	—	—	27.0	—	27.0	BB

Total	$—	$54.8	$27.0	$—	$81.8	BBB-

Corporate
Assured Guaranty Municipal Corporation	$24.5	$—	$—	$—	$24.5	AA-

Total	$24.5	$—	$—	$—	$24.5	AA-

(1)	Ratings represent the lower underlying rating assigned by S&P or Moody’s. If unavailable, Ambac’s internal rating is used.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Taxes. On February 2, 2010, Ambac entered into a Tax Benefit Preservation Plan (the “Plan”) with Mellon Investor Services LLC, as Rights Agent. The Plan was adopted in an effort to protect Ambac’s valuable federal net operating losses (“NOLs”) under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of June 30, 2010, Ambac had NOLs amounting to approximately $7.0 billion. Ambac can utilize these tax attributes in certain circumstances to offset future U.S. taxable income and reduce Ambac’s U.S. federal income tax liability, which may arise even in periods when Ambac incurs an accounting loss for reporting purposes. However, Ambac’s ability to use the NOLs could be substantially limited if there were an “ownership change” as defined under Section 382 of the Code. In general, an ownership change would occur if certain ownership changes related to Ambac’s stock held by 5% or greater shareholders exceeded 50%, measured over a rolling up to three year period beginning with the last ownership change. These provisions can be triggered not only by new issuances and merger and acquisition activity, but by normal market trading, as well. The rights plan is designed to deter trading that would lead to the loss of Ambac’s valuable NOLs and the resulting reduction in shareholder value.

Our Board of Directors has the discretion to exempt an acquisition of common stock from the provisions of the rights plan if it determines that the acquisition will not jeopardize tax benefits or is otherwise in Ambac’s best interests. The rights plan was adopted with the sole intent of preserving Ambac’s tax attributes, and not with the goal of deterring any strategic transactions. The Board remains open to considering all alternatives to maximize stockholder value.

Under the Plan, from and after the record date of February 16, 2010, each share of our common stock will carry with it one preferred share purchase right (a “Right”), until the Distribution Date (as defined below) or earlier expiration of the Rights. In general terms, the Rights will work to impose a significant penalty upon any person or group which acquires 4.9% or more of our outstanding common stock after February 2, 2010, without the approval of our Board. Shareholders who own 4.9% or more of the outstanding common stock as of the close of business on February 2, 2010, will not trigger the Rights so long as they do not (i) acquire additional shares of common stock representing one percent (1.0%) or more of the shares of common stock then outstanding or (ii) fall under 4.9% ownership of common stock and then reacquire shares that in the aggregate equal 4.9% or more of the common stock.

A more detailed description of the Rights as well as a copy of the Plan itself is included in our Current Report on Form 8-K filed on February 3, 2010.

Cash Flows. Net cash used in operating activities was $2,353.2 million and $719.2 million during the six months ended June 30, 2010 and 2009, respectively. Operating cash flows were negatively impacted by realized losses of $2.8 billion as a result of commutations entered into in 2010 (including the Settlement Agreement of CDO of ABS), partially offset the reduction in insurance losses paid as a result of the claim moratorium with respect to the rehabilitation of the Segregated Account ($655.5 million of claims presented but not paid in the first six months of 2010). Future net cash provided by operating activities will be impacted by the level of premium collections and claim payments, including payments under credit default swap contracts.

Net cash used in financing activities was $298.3 million and $1,287.8 million during the six months ended June 30, 2010 and 2009, respectively. Financing activities for the six months ended June 30, 2010 included repayments of investment and payment agreements of $213.1 million and net cash collateral returned in connection with a CDO of ABS transaction that was commuted in 2010. Financing activities for the six months ended June 30, 2009 included repayments of investment and payment agreements of $1,430.7 million, partially offset by proceeds from Ambac Assurance’s preferred stock issuance of $100 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by investing activities was $2,596.2 million and $3,029.5 million during the six months ended June 30, 2010 and 2009, respectively. These investing activities were primarily from sales and maturities of fixed income securities to meet operating cash flow needs.

Net cash (used in) provided by operating, investing and financing activities was ($54.4) million and $1,022.4 million during the six months ended June 30, 2010 and 2009, respectively.

Special Purpose and Variable Interest Entities. Please refer to Note 3, “Application of the New Consolidation Accounting Standard on Special Purpose Entities, including Variable Interest” of the Unaudited Consolidated Financial Statements on this Form 10-Q for information regarding special purpose and variable interest entities. Ambac does not have any other off-balance sheet arrangements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Risk Management. As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation and loss mitigation. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As such, the following discussion of Ambac’s risk management practices is qualified by reference to the rehabilitator’s exercise of its discretion to alter or eliminate any of these risk management practices.

In 2009, Ambac made several changes to its risk management function to adapt to the economic crisis and its impact on the insured portfolio. The worsening of the economic crisis throughout 2008 and 2009 caused us to heighten our surveillance efforts on all exposures in financial guarantee insurance or credit derivative form, focusing on the identification of credits and asset types across the portfolio that were likely to experience increased stress or potential for losses. Staffing in all surveillance areas was increased to maintain an intensified emphasis on the oversight of vulnerable credits. The changes reorganized Ambac’s risk management function, to emphasize reducing firm-wide risk, and to improve recovery and remediation efforts. The risk management changes included making structural and process-related changes and resulted in an organizational structure designed around three major areas of focus: (1) Portfolio Risk Management and Analysis (“PRMG”); (2) Credit Risk Management (“CRM”) and (3) Risk Operations. In portfolio risk management, the primary focus is on surveillance, remediation and loss mitigation, where surveillance personnel perform periodic reviews of exposures according to a schedule based on the risk profile of the guaranteed obligations or as necessitated by specific credit events or other macro-economic variables. Proactive credit remediation can help secure rights and remedies which mitigate losses in the event of default. The increased emphasis on risk reduction and the lack of new business production has resulted in the establishment of new credit risk management processes as part of risk management. As a result, credit risk management now manages the decision making process for material decisions (e.g., rating / classification change, amendments, waivers and consents, execution of loss mitigation and de-risking initiatives, including workouts) and adversely classified credit reviews. In risk operations, the group is responsible for data and information management and establishing loss and loss expense reserves for non-derivative insurance policies and estimated impairments on credit derivative contracts. All risk management responsibilities are consolidated under the Chief Executive Officer, who updates the Audit and Risk Management Committee of the Board of Directors with respect to risk-related topics.

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

To minimize its exposure to significant losses from reinsurer insolvencies, Ambac Assurance (i) monitors the financial condition of its reinsurers; (ii) is entitled to receive collateral from its reinsurance counterparties in certain reinsurance contracts; and (iii) has certain cancellation rights that can be exercised by Ambac Assurance in the event of rating agency downgrades of a reinsurer. At the inception of each reinsurance contract, Ambac Assurance requires collateral from certain reinsurers primarily to (i) receive statutory credit for the reinsurance for foreign reinsurers, (ii) provide liquidity to Ambac Assurance in the event of claims on the reinsured exposures, and (iii) enhance rating agency credit for the reinsurance. Ambac Assurance held letters of credit and collateral amounting to approximately $414.0 million from its reinsurers at June 30, 2010.

As of June 30, 2010, the aggregate amount of insured par ceded by Ambac to reinsurers under reinsurance agreements was $30,004 million. The largest reinsurer accounted for 6.7% of gross par outstanding at June 30, 2010. The following table represents the percentage ceded to reinsurers and reinsurance recoverable at June 30, 2010 and its rating levels as of August 4, 2010:

Reinsurers	Standard & Poor’s		Moody’s		Percentage of total par ceded	Net unsecured reinsurance recoverable (in thousands)(2)
	Rating	Outlook	Rating	Outlook
Assured Guaranty Re Ltd (1)	AA	Stable	A1	Negative outlook	83.15%	$—
Assured Guaranty Corporation	AAA	Negative outlook	Aa3	Negative outlook	8.36%	21,150
Sompo Japan Insurance Inc	AA-	Stable	Aa3	Stable	8.21%	—
Other					0.28%	5,545

Total					100.00%	$26,695

(1)	According to the terms of the reinsurance agreement, Ambac Assurance has certain cancellation rights that can be exercised.
(2)	Represents reinsurance recoverables on paid and unpaid losses and deferred ceded premiums, net of ceded premium payables due to reinsurers, letters of credit, and collateral posted for the benefit of the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Ambac, through its subsidiary Ambac Financial Services, is a provider of interest rate and currency swaps to states, municipalities and their authorities and other entities in connection with their financings. Ambac Financial Services manages its swaps business with the goal of being market neutral to changes in benchmark interest rates while retaining some basis risk and some excess interest rate sensitivity as an economic hedge against the effects of rising interest rates on Ambac’s financial guarantee exposures. The incremental interest rate sensitivity in the swaps business associated with this hedging position is such that, a 1 basis point decrease in US Libor would result in mark-to-market loss of approximately $2.0 million and $1.7 million at June 30, 2010 and December 31, 2009, respectively. Basis risk in the portfolio arises from (i) variability in the ratio of benchmark tax-exempt to taxable interest rates, (ii) potential changes in municipal issuers’ bond-specific variable rates relative to taxable interest rates, and (iii) variability between Treasury and swap rates. If actual or projected benchmark tax-exempt interest rates increase or decrease in a parallel shift by 1% in relation to taxable interest rates, Ambac would experience a mark-to-market gain or loss of $0.07 million and $0.02 million at June 30, 2010 and December 31, 2009, respectively. For a 1 basis point parallel shift in USD Libor interest rates versus the US Treasury rate Ambac would experience a mark-to-market gain or loss of $0.03 million and $0.06 million at June 30, 2010 and December 31, 2009, respectively. The derivative portfolio also includes an unhedged Sterling-denominated exposure to Consumer Price Inflation in the United Kingdom (UKRPI). For a 1% change in UKRPI for all maturities Ambac would experience a mark-to-market gain or loss of $0.01 million and $0.01 million at June 30, 2010 and December 31, 2009, respectively. Each of the amounts above are presenting sensitivity (gain or loss) under the assumption that everything else remains unchanged. Actual changes in tax-exempt interest rates, UKRPI and US Libor vs. US Treasury, as well as changes in Libor curves for different currencies themselves are correlated. This correlation is taken into account when we produce VaR numbers based on historical changes of all interest rate risk components as discussed below.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

30, 2010 and the year ended December 31, 2009, Ambac’s VaR, for its interest rate swap portfolio (which excludes hedges of the financial guarantee portfolio’s interest rate exposures) averaged approximately $4.4 million and $4.5 million, respectively. Ambac’s VaR ranged from a high of $6.5 million to a low of $1.9 million in the six months ended June 30, 2010 and from a high of $6.5 million to a low of $2.2 million in the year ended December 31, 2009. Ambac supplements its VaR methodology, which it believes is a good risk management tool in normal markets, by performing rigorous stress testing to measure the potential for losses in abnormally volatile markets. These stress tests include (i) parallel and non-parallel shifts in the benchmark interest rate curve and (ii) immediate changes in normal basis relationships, such as those between taxable and tax-exempt markets.

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

The following table summarizes the par exposure outstanding and gross derivative liability balance related to credit derivatives as of June 30, 2010 by asset type:

($ in millions)	CLO	Other	Total
Par outstanding	$12,608	$7,873	$20,481
Credit derivative liability fair value	(81)	(160)	(241)

The following table summarizes the estimated change in fair values on the gross balance of Ambac’s credit derivative contracts assuming immediate parallel shifts in reference obligation spreads at June 30, 2010:

Change in Underlying Spreads	CLO	Other	Total	Total Estimated Unrealized Gain/(Loss)
500 basis point widening	(150)	(127)	(277)	(518)
250 basis point widening	(75)	(63)	(138)	(379)
50 basis point widening	(15)	(13)	(28)	(269)
Base scenario	—	—	—	(241)
50 basis point narrowing	15	13	28	(213)
250 basis point narrowing	67	54	122	(119)
500 basis point narrowing	79	85	164	(77)

Also included in the fair value of credit derivative liabilities is an Ambac credit valuation adjustment (“CVA”), which reflects management’s estimate of the fair value adjustment placed on Ambac’s insured obligation due to the market’s perception of Ambac’s ability to meet its obligations. Refer to Note 11 to the Consolidated Unaudited Financial Statements Part 1, Item 1 of this Form 10-Q for discussion of Ambac’s fair value measurements for credit derivatives, including the incorporation of Ambac’s CVA into the determination of fair value. The Ambac CVA has resulted in a $964 million reduction to the credit derivatives liability as of June 30, 2010, which represents an 80% adjustment to

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

the fair value calculated without the effect of Ambac’s own credit risk. Each percentage point increase in the Ambac CVA would result in a corresponding decrease in the fair value of credit derivative liabilities by approximately $11.7 million.

Beginning in the second half of 2007 and continuing through 2009, credit spreads on certain fixed income securities held in our investment portfolio have widened substantially as the global credit crisis has moved into global recession. In particular, certain Alt-A residential mortgage backed securities originally rated triple-A and purchased at or near par value are valued at yields indicating spreads greater than 1,400 basis points over LIBOR as of June 30, 2010. Some of the impairments to fair value on these securities have been determined to be other-than-temporary during management’s quarterly evaluation process resulting in adjustments to the cost bases of the securities. Cumulative reductions to fair value on Ambac’s investments in Alt-A securities held at June 30, 2010, including those recorded as adjustments to the amortized cost basis due to other-than-temporary impairment, total $0.7 billion. Future performance of the mortgages underlying these securities, as well as U. S. residential mortgages in general, market liquidity for RMBS securities and other factors could result in significant changes to credit spreads and consequently the fair value of our invested assets.

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

(b)	Changes in Internal Controls Over Financial Reporting. There were no changes in Ambac’s internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, Ambac’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Ambac Financial Group, Inc. (defined herein as “Ambac” or “Ambac Financial Group”) and certain of its present or former officers or directors have been named in lawsuits that allege violations of the federal securities laws and/or state law. Various putative class action suits alleging violations of the federal securities laws have been filed against the Company and certain of its present or former directors or officers. These suits include four class actions filed in January and February of 2008 in the United States District Court for the Southern District of New York that were consolidated on May 9, 2008 under the caption In re Ambac Financial Group, Inc. Securities Litigation, Lead Case No. 08 CV 411. On July 25, 2008, another suit, Painting Industry Insurance and Annuity Funds v. Ambac Assurance Corporation, et al., case No. 08 CV 6602, was filed in the United States District for the Southern District of New York. On or about August 22, 2008, a consolidated amended complaint was filed in the consolidated action. The consolidated amended complaint includes the allegations presented by the original four class actions, the allegations presented by the Painting Industry action, and additional allegations. The consolidated amended complaint purports to be brought on behalf of purchasers of Ambac’s common stock from October 25, 2006 to April 22, 2008, on behalf of purchasers of Ambac’s “DISCS”, issued in February of 2007, and on behalf of purchasers of equity units and common stock in Ambac’s March 2008 offerings. The suit names as defendants the Company, the underwriters for the three offerings, the Company’s independent Certified Public Accountants and certain present and former directors and officers of the Company. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and guarantees of CDO and MBS transactions and that the Registration Statements pursuant to which the three offerings were made contained material misstatements and omissions in violation of the securities laws. On August 27, 2009, the Company and the individual defendants named in the consolidated securities action moved to dismiss the consolidated amended complaint. On February 22, 2010, the Court dismissed the claims arising out of the March 2008 equity units and common stock offering (resulting in the dismissal of the Company’s independent Certified Public Accountants from the action), and otherwise denied the motions to dismiss. On April 15, 2010, the Court ordered a Discovery Plan and Proposed Pretrial Schedule, pursuant to which discovery was scheduled to commence on May 10, 2010, with dispositive motions due by December 2, 2011. Separately, on December 14, 2009, a purchaser of Ambac’s DISCS filed an individual action entitled Judy Ehrenreich v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws, in the United States District Court for the Southern District of New York, against Ambac and one former officer, Case No. 09 CV 10173. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s plans to meet certain investment agreement collateral requirements as well as materially false and misleading statements regarding Ambac’s valuation of certain of its investment securities. On March 9, 2010, the Company and the former officer moved to dismiss.

On December 24, 2008, a complaint in a putative class action entitled Stanley Tolin et al. v. Ambac Financial Group, Inc. et al., asserting alleged violations of the federal securities laws was filed in the United States District Court for the Southern District of New York against Ambac, one former officer and director and one former officer, Case No. 08 CV 11241. An amended complaint was subsequently filed on January 20, 2009. This action is brought on behalf of all purchasers of Structured Repackaged Asset-Backed Trust Securities, Callable Class A Certificates, Series 2007-1, STRATS(SM) Trust for Ambac Financial Group, Inc. Securities 2007-1 (“STRATS”) from June 29, 2007 through April 22, 2008. The STRATS are asset-backed securities that were allegedly issued by a subsidiary of Wachovia Corporation and are allegedly collateralized solely by Ambac’s DISCS. The complaint alleges, among other things, that the defendants issued materially false and misleading statements regarding Ambac’s business and financial results and Ambac’s guarantees of CDO and MBS transactions, in violation of the securities laws. On April 15, 2009, the Company and the individual

PART II – OTHER INFORMATION

defendants named in Tolin moved to dismiss the amended complaint. On December 23, 2009, the Court initially denied defendants’ motion to dismiss, but later recalled that decision and requested further briefing from parties in the case before it rendered a decision on the motion to dismiss. The additional briefing was completed on March 5, 2010, and oral argument on the motion to dismiss was heard on August 4, 2010.

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

Karthikeyan V. Veera v. Ambac Financial Group, Inc. et al., (United States District Court for the Southern District of New York, Case No. 10 CV 4191, filed on or about May 24, 2010). Plaintiff, a former employee and participant in the Company’s Saving Incentive Plan, asserts violations of the Employee Retirement Income Security Act of 1974 (“ERISA”) and names as defendants the Company, the Ambac Plan Administrative Committee, and a number of current and former officers of the Company. This action is purportedly brought on behalf of the Ambac Financial Group, Inc. Savings Incentive Plan (the “Plan”) and all persons, excluding defendants and their immediate families, who were participants in the Plan from October 25, 2006 through April 23, 2009 and whose Plan accounts included an investment in Ambac stock. The complaint alleges, among other things, breaches of fiduciary duties by defendants in respect of the continued offering of Ambac stock as an investment option for the Plan and the failure to provide complete and accurate information to Plan participants regarding the Company’s financial condition. This ERISA action seeks, among other things, compensatory damages and attorneys’ fees.

PART II – OTHER INFORMATION

City of Los Angeles v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of Los Angeles, filed on or about July 23, 2008); City of Stockton v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about July 23, 2008); City of Oakland v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about August 28, 2008); City and County of San Francisco v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 8, 2008); County of San Mateo v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about October 23, 2008); City of Los Angeles Department of Water and Power v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about December 31, 2008); City of Sacramento v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about January 6, 2009); Sacramento Municipal Utility District. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about December 31, 2008); Los Angeles World Airports v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about August 31, 2009); and City of Riverside v. Ambac Financial Group, Inc. (Superior Court of the State of California, County of San Francisco, filed on or about August 31, 2009); County of Alameda et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about May 28, 2010); Contra Costa County et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about May 28, 2010); The Jewish Community Center of San Francisco et al. v. Ambac Financial Group, Inc. et al. (Superior Court of the State of California, County of San Francisco, filed on or about July 7, 2010). These actions, which make similar allegations, are brought by the respective plaintiffs against Ambac Financial Group and Ambac Assurance, various other financial guaranty insurance companies and employees thereof, and the major credit rating agencies. The actions allege that (1) Ambac and the other defendants colluded with the Rating Agencies to perpetuate a “dual rating system” pursuant to which the Rating Agencies rated the debt obligations of municipal issuers differently from corporate debt obligations, thereby keeping municipal ratings artificially low relative to corporate ratings; (2) Ambac issued false and misleading financial statements which failed to disclose the extent of the insurers’ respective exposures to mortgage backed securities and collateralized debt obligations; and (3) as a result of these actions, plaintiffs incurred higher interest costs and bond insurance premiums in respect of their respective bond issues. Ambac Financial Group and Ambac Assurance are also expected to be named as defendants in an amended complaint to be filed in a similar action entitled The Olympic Club v. MBIA Inc. et al. (Superior Court of the State of California, County of San Francisco, originally filed on or about April 8, 2009).

City of New Orleans v. Ambac Assurance Corporation, Ambac Financial Services, LLC, PaineWebber Capital Services, Inc. and UBS Securities LLC (United States District Court, Eastern District of Louisiana, Civil Action No. 08-3949). This action was brought by the City of New Orleans (“New Orleans”) against Ambac Assurance and Ambac Financial Services on July 17, 2008 in connection with Ambac Assurance’s participation in a New Orleans bond issue. New Orleans issued variable rate demand obligations (“VRDOs”), which were insured by Ambac Assurance, and entered into an interest rate swap agreement with PaineWebber, Inc. in order to “synthetically fix” its interest rate on the VRDOs. PaineWebber in turn entered into an interest rate swap agreement with Ambac Financial Services with terms that mirrored those of the New Orleans/Paine Webber swap. On December 23, 2009, the City filed an Amended Complaint in which it seeks damages against Ambac Assurance and Ambac Financial Services alleging the following causes of action: (1) breach of written agreement for credit enhancement; (2) breach of financial guarantee policy; (3) error in the principal cause; (4) fraud in the inducement of contract; (5) negligent misrepresentation; (7) breach of policy/third-party beneficiary to policy agreement; (8) breach of the swap; (9) tortious interference with the swap; (10) tortious interference with remarketing agreement; and (11) detrimental reliance.

PART II – OTHER INFORMATION

NPS LLC v. Ambac Assurance Corporation (United States District Court, District of Massachusetts, filed on July 8, 2008). This action was brought by NPS LLC (“NPS”), the owner of Gillette Stadium, the home stadium of the New England Patriots, with respect to the termination of a financial guaranty insurance policy issued by Ambac Assurance with respect to auction rate bonds issued by NPS in 2006. Due to well-documented disruption of the auction rate securities market, the interest rate on the bonds floated to high levels and NPS therefore refinanced the bonds in a fixed rate financing without Ambac Assurance’s involvement. Pursuant to the insurance agreement between NPS and Ambac Assurance, NPS is obligated to pay a “make whole” premium to Ambac Assurance equal to the present value of the installment premiums that Ambac Assurance would have earned through 2017 if the bonds had not been redeemed (approximately $2.7 million). NPS alleged that it is not liable to pay the “make whole” premium because Ambac Assurance misrepresented its financial condition at the time the bonds were issued and that the alleged misrepresentations induced NPS to enter into the insurance agreement, thereby causing NPS to incur additional interest costs in connection with the bonds. NPS also alleged that Ambac Assurance was liable to NPS for the additional interest costs incurred by NPS which resulted from the disruption of the auction rate securities market. On February 25, 2010, the court granted Ambac Assurance’s motion for summary judgment as to all of NPS’s claims and Ambac Assurance’s counterclaim for the “make whole” premium and interest and costs. NPS has stated that it intends to appeal such decision.

City of Phoenix v. Ambac Financial Group, Inc. et al. (United States District Court, District of Arizona, filed on or about March 11, 2010). The parties stipulated to substitute Ambac Assurance Corporation for Ambac Financial Group as a defendant on July 30, 2010. This action is brought by the City of Phoenix against Ambac Assurance and other financial guaranty insurance companies. The complaint alleges that the defendants sought to perpetuate the Rating Agencies’ “dual rating system”, and that the perpetuation of the “dual rating system” enabled the defendants to unfairly discriminate against the City of Phoenix in the pricing of bond insurance premiums.

Water Works Board of the City of Birmingham v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Northern District of Alabama, Southern Division, filed on November 10, 2009). This action alleged breach of contract, misrepresentation, deceit, suppression of truth and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a debt service reserve fund surety bond from Ambac Assurance in March 2007 with respect to its bond issue, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached a covenant to maintain its “AAA” ratings, thereby causing loss to plaintiff when it was required to replace the Ambac Assurance surety bond upon the downgrade of Ambac Assurance’s ratings. On April 1, 2010, the court granted defendants’ motion to dismiss all claims. The plaintiff has filed a notice of appeal.

Baylor College of Medicine v. Ambac Financial Group, Inc. and Ambac Assurance Corporation (United States District Court, Southern District of Texas, Houston Division, filed on November 13, 2009). This action alleges breach of contract, violation of Texas insurance statute, negligent misrepresentation, fraud and fraudulent inducement. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in November 2007, Ambac Assurance misrepresented its financial position and the stability of its “AAA” financial strength ratings in both public and nonpublic disclosures thereby causing loss to plaintiff. On March 15, 2010, defendants filed a motion to dismiss all of the plaintiff’s claims, which is awaiting decision.

The Confederated Tribes of the Warm Springs Reservation of Oregon v. Ambac Assurance Corporation (United States District Court, District of Oregon, Portland Division, filed on February 4, 2010). This action alleges breach of contract, tortious breach of the covenant of good faith and fair

PART II – OTHER INFORMATION

dealing, violations of Oregon securities and insurance statutes, and negligence. Plaintiff claims that, in connection with plaintiff’s purchase of a bond insurance policy with respect to its auction rate bond issue in October 2003, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting residential mortgage-backed securities and collateralized debt obligations that ultimately led to the loss of the “AAA” financial strength ratings. Ambac Assurance has moved to dismiss all of the plaintiff’s claims.

Ambac Assurance Corporation v. Adelanto Public Utility Authority (United States District Court, Southern District of New York, filed on June 1, 2009). Ambac Assurance commenced this action to recover $4,524,000 from the defendant on account of Ambac Assurance’s payment under a swap termination surety bond. The defendant has counterclaimed (as amended on June 12, 2010), alleging breach of contract, breach of the covenant of good faith and fair dealing, violations of California insurance statutes, fraud and promissory estoppel. Defendant claims that, in connection with defendant’s purchase of a bond insurance policy with respect to its variable rate bond issue in September 2005, Ambac Assurance misrepresented the stability of its “AAA” financial strength ratings and subsequently breached an implied covenant by underwriting risky structured obligations that ultimately led to the loss of the “AAA” ratings. Ambac Assurance has moved to dismiss all of the defendant’s counterclaims.

Ambac Assurance has also received various regulatory inquiries and requests for information. These include a subpoena duces tecum and interrogatories from the Securities Division of the Office of the Secretary of the Commonwealth of Massachusetts, dated January 18, 2008, that seeks certain information and documents concerning “Massachusetts Public Issuer Bonds.” Ambac Assurance has also received subpoenas from the Office of the Attorney General, State of Connecticut (the “Connecticut Attorney General”) with respect to the Connecticut Attorney General’s investigation into municipal bond rating practices employed by the credit rating agencies. The focus of the investigation appears to be the disparity in ratings with respect to municipal and corporate credits, respectively. Insofar as Ambac Assurance is concerned, the Connecticut Attorney General has sought information with respect to communications between the credit rating agencies and the financial guarantee insurance industry (acting through the Association of Financial Guaranty Insurers, the industry trade association) in relation to proposals by the Rating Agencies to implement a corporate equivalency rating system with respect to municipal credits. Ambac Assurance has also received a subpoena duces tecum and interrogatories from the Attorney General of California (the “California Attorney General”) dated December 15, 2008 related to the California Attorney General’s investigation of credit rating agencies in the rating of municipal bonds issued by the State of California and its related issuers. The subpoena requests that Ambac Assurance produce a wide range of documents and information. Ambac has also received a subpoena and interrogatories from the Attorney General of West Virginia (the “WVAG”), dated June 17, 2009, with respect to the WVAG’s investigation of possible antitrust violations in connection with the use of swaps, guaranteed investment contracts and other derivatives and investment vehicles related to municipal bonds issued by West Virginia governmental entities. The WVAG has sought, among other things, information and documents relating to any such swaps, guaranteed investment contracts and other derivatives and investment vehicles sold by Ambac Assurance to a West Virginia governmental entity or for which Ambac Assurance submitted a bid or offer that was not the winning bid. Ambac Assurance has not received any further requests from the Connecticut Attorney General, the California Attorney General or the WVAG,

An insurance rehabilitation proceeding was commenced in the Wisconsin Circuit Court for Dane County on March 24, 2010 by the Commissioner of Insurance of the State of Wisconsin (the “Commissioner”). The principal parties to this proceeding are the Commissioner and the Segregated Account, which was established with the permission of the Commissioner, pursuant to Wis. Stat. § 611.24(2), for certain policies and liabilities placing AAC at risk. The factual basis alleged to

PART II – OTHER INFORMATION

underlie this proceeding is that court-supervised rehabilitation was required in order to avoid further deterioration of Ambac Assurance’s financial condition through the payment of claims and other demands. The ultimate relief sought is a plan of rehabilitation that will reform and revitalize the Segregated Account.

On March 24, 2010, the court entered an order of rehabilitation for the Segregated Account, appointing the Commissioner as rehabilitator. Policies and other liabilities were allocated to the Segregated Account if they had current or projected material impairments or contractual triggers creating a risk of default based upon Ambac Assurance’s financial condition or the existence of rehabilitation proceedings. The remainder of Ambac Assurance’s business is not subject to rehabilitation. The Commissioner concluded that rehabilitation of the Segregated Account would preserve Ambac Assurance’s claims-paying resources, while avoiding the disruption and additional claims that would likely result from a full rehabilitation of Ambac Assurance, as opposed to a rehabilitation limited to the Segregated Account.

Also on March 24, 2010, the court entered a temporary injunction order that, until further order of the court: (a) prevents the exercise of certain contractual ipso facto provisions; (b) enjoins payment of claims or obligations without consent from the Commissioner or his authorized representatives; and (c) requires the continued payment of premiums. The court further ordered that any interested party could seek modification or dissolution of the injunction, in whole or in part, by filing a written motion by June 22, 2010.

Various third parties have filed motions or objections in the rehabilitation court and/or moved to intervene in the rehabilitation proceedings. These challenges can be divided into three groups.

First, several third parties sought to enjoin the consummation of a commutation transaction between the General Account and certain financial institutions that were counterparties to credit-default swaps wrapped by AAC (the “CDS Settlement”). Initial challenges to the CDS Settlement were brought by: (a) a group composed of Aurelius Capital Management, LP, Fir Tree, Inc., King Street Capital, L.P., King Street Capital Master Fund Ltd., Monarch Alternative Capital LP, and Stonehill Capital Management LLC and their respective managed funds (the “RMBS Investors”); and (b) certain beneficial holders of the Las Vegas Monorail Project Revenue Bonds (the “LVM Bondholders”). A number of other institutions, including Bank of New York Mellon, U.S. Bank N.A., Deutsche Bank National Trust Co. and Deutsche Bank Trust Co. Americas, in their capacities as trustees of securitization trusts, as well as Federal Home Loan Mortgage Corp., joined these challenges to the CDS Settlement, in whole or in part. On May 27, 2010, the court entered an order denying all challenges to the CDS Settlement, and the CDS Settlement was consummated on June 7, 2010. The RMBS Investors, the LVM Bondholders and Federal Home Loan Mortgage Corp. are appealing from the court’s May 27, 2010 order.

Second, a number of third parties have objected to the creation and rehabilitation of the Segregated Account on constitutional, statutory and common law grounds. The first such challenge was filed by Wells Fargo Bank, N.A., in its capacity as trustee for the beneficial owners of the Las Vegas Monorail Project Revenue bonds. The RMBS Investors filed similar challenges, which were denied in the May 27, 2010 order. The LVM Bondholders objected to the allocation of their policies to the Segregated Account. This motion and the motion filed by Wells Fargo were denied in an order entered on July 16, 2010. On August 2, 2010, the LVM Bondholders filed a notice of appeal from this order.

Additional third parties have challenged the creation and rehabilitation of the Segregated Account and/or the allocation of their policies to the Segregated Account, including Deutsche Bank

PART II – OTHER INFORMATION

National Trust Co., Deutsche Bank Trust Co. Americas and U.S. Bank National Association, all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and ALL Student Loan Corp., Lloyds TSB Bank plc, Depfa Bank, plc, One State Street LLC, KnowledgeWorks Foundation and the Treasurer of the State of Ohio. These motions are scheduled to be argued on September 9 and 13, 2010.

Third, certain third parties filed motions seeking dissolution or modification of the court’s temporary injunction order on constitutional, statutory and common law grounds. These objectors include Bank of America, N.A., Bank of New York Mellon, Deutsche Bank National Trust Co., Deutsche Bank Trust Co. Americas, U.S. Bank National Association, and Wells Fargo Bank, N.A., all in their capacities as trustees for securitization trusts, as well as PNC Bank, N.A., as servicer of a securitization trust, and KnowledgeWorks Foundation, the Treasurer of the State of Ohio, Depfa Bank plc, and One State Street LLC. These motions are scheduled to be argued on September 9 and 13, 2010.

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

In connection with Ambac’s efforts to seek redress for breaches of representations and warranties related to the information provided by both the underwriters and the sponsors of various transactions and for failure to comply with the obligation by the sponsors to repurchase ineligible loans, it has filed the following lawsuits. Ambac Assurance Corporation v. EMC Mortgage Corporation (United States District Court, Southern District of New York, filed on November 5, 2008). On July 28, 2010, Ambac made a motion to amend the complaint to add allegations of fraudulent conduct on the part of EMC’s affiliate Bear, Stearns & Co., Inc. (now known as J. P. Morgan Securities Inc.), (and certain individual defendants) in addition to the breach of contract and indemnification claims against EMC filed in the original complaint. On August 5, 2010, defendants submitted a motion to seal the amended complaint. Ambac Assurance Corporation and the Segregated Account of Ambac Assurance Corporation v. DLJ Mortgage Capital, Inc. and Credit Suisse Securities (USA) LLC (Supreme Court of the State of New York, County of New York, filed on January 12, 2010. Ambac has alleged breach of contract, fraudulent inducement, breach of implied duty of good faith and fair dealing, indemnification and requested the repurchase of loans that breach representations and warranties as required under the contracts, as well as damages.

It is not possible to predict whether additional suits will be filed or whether additional inquiries or requests for information will be made, and it is also not possible to predict the outcome of litigation, inquiries or requests for information. It is possible that there could be unfavorable outcomes in these or other proceedings. Legal accruals for certain litigation matters discussed above, and management’s estimated range of loss for such matters, are not material to the operating results or financial position of the Company. For all other litigation matters, management is unable to make a meaningful estimate of the amount or range of loss that could result from unfavorable outcomes but, under some

PART II – OTHER INFORMATION

circumstances, adverse results in any such proceedings could be material to our business, operations, financial position, profitability or cash flows. The Company believes that it has substantial defenses to the claims raised in these lawsuits and, to the extent that these actions proceed, the Company intends to defend itself vigorously; however, the Company is not able to predict the outcomes of these actions.

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

Our inability to realize the remediation recoveries included in our loss reserves could adversely impact our liquidity and financial condition.

As of June 30, 2010, we have estimated subrogation recoveries of $2,227.2 million, an increase from $2,026.3 million as of December 31, 2009. The amount of the estimated recovery is included in our loss reserves. These recoveries are based [principally] on contractual claims arising from RMBS transactions which we have insured, and represent our estimate of the amount we will ultimately recover. However, our ability to recover these amounts is subject to significant uncertainty, including risks inherent in litigation, collectability of such amounts from counterparties [and/or their respective parents and affiliates], timing of receipt of any such recoveries, regulatory intervention which could impede our ability to take the actions required to realize such recoveries and uncertainty inherent in the assumptions used in estimating such recoveries. The amount of these subrogation recoveries is significant and if we were unable to recover any amounts our stockholders’ deficit as of June 30, 2010 would increase from $1,422.7 million to $3,649.9 million.

The aggregate subrogation recoveries inherent in our loss reserves derives from contractual claims that we are pursuing with respect to certain RMBS transaction which we have insured. In these transactions, the sponsor of the insured RMBS transactions provided representations and warranties with respect to the securitized loans contemporaneous with the issuance of our financial guaranty insurance policy, relating to, among other things, the loan characteristics, the absence of fraud or other misconduct in the origination process, including those attesting to the compliance of home loans with the prevailing underwriting policies. Pursuant to the transaction documents, the [originator/sponsor] of the transaction is contractually obligated to repurchase, cure or substitute any loan that breaches the representations and warranties. We are seeking to enforce our contractual rights to require the sponsors to repurchase loans which do not comply with the representations and warranties. To substantiate such claims, we have engaged mortgage underwriting consultants to conduct forensic re-underwriting of securitized mortgage loans and analyze whether such loan underwriting was in compliance with the representations and warranties provided by the [originator/sponsor]. Where mortgage loans are noncompliant, we submit such loans to the [originators/sponsors] for repurchase. In most cases, the [originators/sponsors] have refused to repurchase such loans, and we have proceeded to initiate lawsuits seeking performance by the [originators/sponsors] of their contractual obligations.

Ambac’s estimate of subrogation recoveries includes two components: (1) estimated dollar amounts of loans with material breaches of representations and warranties based on an extrapolation of the breach rate identified in a random sample of loans taken from the entire population of loans in a securitization (“random sample approach”) and (2) dollar amount of actual loans with identified material breaches of representations and warranties discovered from samples of impaired loans in a securitization (“adverse sample approach”). We do not include estimates of [consequential or punitive] damages in our estimate of subrogation recoveries under either approach. The amount the [originators/sponsors] believe to be their liability for these breaches is not known.

PART II – OTHER INFORMATION

The random sample approach to estimate subrogation recoveries was based on obtaining a statistically valid random sample for all the original loans in the pool. First, a “breach rate” was computed by dividing (i) the loans identified in sample as having breached representations and warranties by (ii) the total sample size. Second, an extrapolation to the entire loan pool was performed by multiplying the breach rate by the sum of (a) the current unpaid loan pool balance plus (b) realized losses resulting from loan liquidations or charge-offs to date, to compute an estimated repurchase obligation. Third, a realization factor was then applied to the estimated repurchase obligation to compute the undiscounted subrogation recovery, which incorporates Ambac’s views about the uncertainties surrounding the settlement negotiation and litigation processes. The realization factor was developed from a range of realization factors using Ambac’s own assumptions about the likelihood of outcomes based on all the information available to it including (i) discussions with external legal counsel and their views on ultimate settlement, (ii) recent experience with loan put back negotiations where the existence of a material breach was debated and negotiated at the loan level, and (iii) the pervasiveness of the breach rates. Finally, a discount factor was applied to the undiscounted subrogation recovery to compute the estimated subrogation recovery. While we believe that the assumptions used are reasonable, any variation of actual results from our assumptions could have a material impact on the size of our ultimate subrogation recovery. During the latter half of 2009, Ambac expanded its use of the random sample approach for estimating the amount of subrogation recoveries to include all transactions where a statistically valid random sample of loan files was available.

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

Ambac estimates that it will take approximately three years from the initiation of litigation with the [originator/sponsor] to ultimate resolution. Based on this estimate as a basis for projecting the future subrogation cash flows, Ambac assumes, on average, approximately three and a half years to collect recoveries, discounted at a risk-free rate of 2.50%. A longer recovery period than expected could have a material impact on our ability to realize our remediation recoveries.

PART II – OTHER INFORMATION

Actions of the rehabilitator could adversely impact our ability to realize our remediation recoveries.

As a consequence of the Segregated Account Rehabilitation Proceedings, the rehabilitator retains operational control and decision-making authority with respect to all matters related to the Segregated Account, including surveillance, remediation, loss mitigation and efforts to recover losses in the Segregated Account, including recovery efforts in respect of breaches of representations and warranties by sponsors of Ambac-insured RMBS. Similarly, by virtue of the contracts executed between Ambac Assurance and the Segregated Account in connection with the establishment, and subsequent rehabilitation, of the Segregated Account, the rehabilitator retains the discretion to oversee and approve certain actions taken by Ambac Assurance in respect of assets and liabilities which remain in Ambac Assurance. As a result, any efforts to remediate losses, and any actions taken by Ambac Assurance, shall be subject to the approval of the rehabilitator. We are not able to predict the impact such oversight will have on the remediation of losses, and, in particular, on our efforts to recover losses attributable to breaches of representations and warranties by sponsors of Ambac-insured RMBS, nor whether the rehabilitator will pursue such remediation as vigorously as we have done in the past. In addition, as a result of the Segregated Account Rehabilitation Proceedings, certain key personnel have chosen to leave Ambac, and additional people may decide to leave. The loss of such personnel could adversely impact Ambac’s remediation efforts.

Loss reserves may not be adequate to cover potential losses; changes in loss reserves may result in further volatility of net income and earnings.

Loss reserves established with respect to our non-derivative financial guarantee insurance business are based upon estimates and judgments by management, including estimates and judgments with respect to the probability of default, the severity of loss upon default and estimated remediation recoveries for, among other things, breaches by the issuer of representations and warranties. Loss reserves are established when management has observed credit deterioration, in most cases, when the underlying credit is considered below investment grade. Furthermore, the objective of establishing loss reserve estimates is not to reflect the worst possible outcome. As such, there can be no assurance that the actual losses in our financial guarantee insurance portfolio will not exceed our loss reserves. A further description of our accounting for loss and loss expenses can be found in Note 5 of the Notes to our Consolidated Unaudited Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

PART II – OTHER INFORMATION

Substantial adverse events may occur as a result of legal challenges that have been filed seeking to enjoin the Segregated Account Rehabilitation Proceedings and the implementation of the Settlement Agreement.

Certain policyholders whose policies were allocated to the Segregated Account have commenced litigation seeking to enjoin the Segregated Account Rehabilitation Proceedings and the implementation of the Settlement Agreement. Such litigation could cause Ambac to incur additional legal expenses, which could be substantial, thereby reducing the overall value of the enterprise. In addition, if such litigation were successful, the OCI may decide to initiate delinquency proceedings against Ambac Assurance, resulting in counterparties asserting damages or acceleration of losses (including mark-to-market claims with respect to insured transactions executed in ISDA format) based on early termination triggers and the loss of control rights in insured transactions, thereby reducing the residual value of Ambac Assurance.

Our common stock may be delisted as a result of our not meeting the NYSE continued listing requirements.

If we do not meet the New York Stock Exchange (“NYSE”) continued listing requirements, the NYSE may take action to delist our common stock. The continued listing requirements of the NYSE applicable to us require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days and that the average global market capitalization over a consecutive 30 trading-day period be at least $75 million. Our common stock currently trades below $1.00. On July 2, 2010, we received a notice from the NYSE that we had fallen below the continued listing standard relating to the price of our common stock for a 30 day consecutive period. On July 2, 2010, we informed the NYSE that we intend to cure such deficiency and bring our ordinary share price back to a level that exceeds $1.00 per share, within approximately six months. Ambac has previously obtained shareholder approval authorizing its Board of Directors, at the Board’s discretion, to effect a reverse stock split. If at the end of such of such cure period we are unable to satisfy the NYSE criteria for continued listing, our common stock will be subject to delisting.

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

Our investment portfolio has been adversely affected by events and developments in the capital markets, including decreased market liquidity for investment assets; market perception of increased credit risk with respect to the types of securities held in our investment portfolio and corresponding credit spread-widening with respect to our investment assets; and extension of the duration of investment assets. Our investment portfolio may be further adversely affected by these and other events and developments in the capital markets, including interest rate movements; downgrades of credit ratings of investment securities and/or financial guarantee insurers which insure investment securities; and foreign exchange movements which impact investment assets. At June 30, 2010, approximately

PART II – OTHER INFORMATION

39% of our investment portfolio is insured by financial guarantors, including Ambac. At June 30, 2010, approximately 11% of our investment portfolio comprises “Alt-A” mortgage-backed securities. Please refer to the table in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet” of this Quarterly Report on Form 10-Q, representing the fair value, including the value of the financial guarantee, and weighted-average underlying rating, excluding the financial guarantee, of the insured securities at June 30, 2010.

During the course of 2009 and the first six months of 2010, management identified and periodically reviewed certain investment securities in the investment portfolio to potentially sell in connection with plans to reposition the investment portfolio and/or to meet potential liquidity needs. We recorded an impairment charge through income on the portion of those securities which were in an unrealized loss position. The impairments in value in the remaining investment portfolio are not deemed other-than-temporary, as such the remaining unrealized losses have been recognized in other comprehensive income. The following table summarizes amortized cost and estimated fair value of investments at June 30, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
($ in thousands)
Fixed income securities:
Municipal obligations	2,030,470	90,267	5,137	2,115,600
Corporate obligations	882,579	42,282	29,556	895,305
Foreign obligations	108,583	6,359	—	114,942
U.S. government obligations	294,987	10,730	—	305,717
U.S. agency obligations	85,202	7,445	—	92,647
Residential mortgage-backed securities	1,320,910	222,284	53,698	1,489,496
Collateralized debt obligations	42,598	24	16,386	26,236
Other asset-backed securities	1,026,737	37,188	51,266	1,012,659
Short-term	514,780	—	—	514,780
Other	100	—	—	100

Total investments	$6,306,946	$416,579	$156,043	$6,567,482

To the extent we liquidate large blocks of investment assets in order to pay claims under financial guarantee insurance policies, to make payments under investment agreements and/or to collateralize our obligations under investment agreements and interest rate swaps, such investment assets may be sold at discounted prices which could be less than the June 30, 2010 fair values shown in the above table.

Prior to the rating agency actions on Ambac Assurance, Ambac Assurance managed its investment portfolio in accordance with rating agency standards for a AAA-rated insurance company. As a result of the significant declines in Ambac Assurance’s financial strength ratings, it is no longer necessary to comply with the strict investment portfolio guidelines of a AAA-rated company. Therefore, Ambac Assurance has decided to invest a portion of its investment portfolio in lower-rated securities in order to increase the investment return on its portfolio. However, the investment in lower-rated securities and “alternative assets” could expose Ambac to increased losses on its investment portfolio in excess of those described above and/or decrease the liquidity of the insured portfolio. In addition, Ambac Assurance’s investment policies will be subject to certain covenants made for the benefit of the Segregated Account and, if the Settlement Agreement is executed, for the benefit of the Counterparties. Further, Ambac Assurance’s investment policies are subject to oversight by the

PART II – OTHER INFORMATION

rehabilitator pursuant to contracts entered into between Ambac Assurance and the Segregated Account and, therefore, such policies may change. Any such changes could adversely impact the performance of the investment portfolio.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors of Ambac has authorized the establishment of a stock repurchase program that permits the repurchase of up to 24,000,000 shares of Ambac’s Common Stock. Ambac will only repurchase shares of its Common Stock under the repurchase program where it feels that it is economically attractive to do so and is in conformity with regulatory guidelines. The following table summarizes Ambac’s repurchase program during the second quarter of 2010 and shares available at June 30, 2010:

	Total Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 2010	404	$1.76	404	3,092,385
May 2010	2,317	$0.95	2,317	3,090,068
June 2010	—	$—	—	3,090,068

Second quarter 2010	2,721	$1.06	2,721

(1)	Shares repurchased during the second quarter 2010 were for the settlement of tax withholding amounts due for settling awards under Ambac’s long-term incentive plans.

From January 1, 2010 through August 4, 2010, Ambac did not repurchase any shares of its Common Stock in the open market under its stock repurchase program.

PART II – OTHER INFORMATION

Item 6 – Exhibits

The following are annexed as exhibits:

Exhibit Number	Description

10.1	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc and the parties listed on Schedule A thereto.

10.2	Tax Sharing Agreement, dated as of July 18, 1991, by and among Ambac Financial Group, Inc. and certain of its affiliates.

10.3	Amendment No. 1 to Tax Sharing Agreement, dated as of October 1, 1997; by and among Ambac Financial Group, Inc and certain of its affiliates.

10.4	Amendment No. 2 to Tax Sharing Agreement, dated as of November 19, 2009, by and among Ambac Financial Group, Inc and certain of its affiliates.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operations of the Segregated Account of Ambac Assurance Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Ambac Financial Group, Inc.
(Registrant)

Dated: August 9, 2010	By:	/S/ DAVID TRICK
David Trick Senior Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Settlement Agreement, dated as of June 7, 2010, by and among Ambac Assurance Corporation, Ambac Credit Products, LLC, Ambac Financial Group, Inc and the parties listed on Schedule A thereto.

10.2	Tax Sharing Agreement, dated as of July 18, 1991, by and among Ambac Financial Group, Inc. and certain of its affiliates.

10.3	Amendment No. 1 to Tax Sharing Agreement, dated as of October 1, 1997; by and among Ambac Financial Group, Inc and certain of its affiliates.

10.4	Amendment No. 2 to Tax Sharing Agreement, dated as of November 19, 2009, by and among Ambac Financial Group, Inc and certain of its affiliates.

31.1	Certification of CEO Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Exchange Act Rules 13A-14 and 15D-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Plan of Operations of the Segregated Account of Ambac Assurance Corporation.